Form 10QSB
period 1995-06-30
CYBEROPTICS CORP
filed 1995-08-09
CIK 768411

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB



(Check One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ________________ to ________________

Commission file number  0-16577


                            CYBEROPTICS CORPORATION

       (Exact name of small business issuer as specified in its charter)

             Minnesota                                          41-1472057
(State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            Identification No.)

             2505 Kennedy Street N.E. Minneapolis, Minnesota 55413
                    (Address of principal executive offices)

                                 (612) 331-5702
                          (Issuer's telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes X  No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At June 30, 1995, 4,315,321 shares of the issuer's Common Stock, no par value, were outstanding.

Transitional small business disclosure format (check one):

         Yes __ No X



PART 1. FINANCIAL INFORMATION

                            CYBEROPTICS CORPORATION
                                 BALANCE SHEETS
                      (In thousands, except share amounts)

                                                             June 30, 1995    Dec. 31, 1994
                                                              (unaudited)
ASSETS
Cash and cash equivalents                                       $   451         $ 1,428
Short-term investments                                              930           1,180
Accounts receivable, net                                          5,497           2,964
Inventories                                                       4,341           2,335
Other current assets                                                403             340
                   Total current assets                          11,622           8,247
Equipment and furnishings, net                                      685             478
Capitalized patent cost, net                                         77              98
                   Total assets                                 $12,384         $ 8,823

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                $ 1,459         $   572
Income taxes payable                                                721             212
Accrued expenses                                                  1,004             561
                   Total current liabilities                      3,184           1,345
Committments:
Stockholders' equity:
      Common stock, no par value, 10,000,000 shares
        authorized, 4,315,321 and 4,235,141 shares issued
        and outstanding, respectively                             4,354           4,230
      Retained earnings                                           4,846           3,248
                   Total stockholders' equity                     9,200           7,478
                   Total liabilities and stockholders' equity   $12,384         $ 8,823

See the accompanying notes to interim financial statements.

                            CYBEROPTICS CORPORATION
                              STATEMENTS OF INCOME
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                                     Three Months Ended June 30,
                                                              1995          1994
Revenues                                                    $7,240        $3,245
Cost of revenues                                             3,386         1,296
         Gross Margin                                        3,854         1,949
Research and development expenses                            1,045           730
Selling, general and administrative expenses                 1,242           927
         Income from operations                              1,567           292
Interest income                                                 29            16
         Income before income taxes                          1,596           308
Provision for income taxes                                     495            70
         Net income                                         $1,101          $238
         Net income per share (fully diluted)                $0.24         $0.06
Weighted average common and
     common equivalent shares                                4,678         4,299

                                                       Six Months Ended June 30,
                                                              1995          1994
Revenues                                                   $11,796        $6,377
Cost of revenues                                             5,435         2,521
         Gross margin                                        6,361         3,856
Research and development expenses                            1,770         1,382
Selling, general and administrative expenses                 2,343         1,798
         Income from operations                              2,248           676
Interest income                                                 59            34
         Income before income taxes                          2,307           710
Provision for income taxes                                     709           200
         Net income                                         $1,598          $510
         Net income per share (fully diluted)                $0.34         $0.12
Weighted average common and
     common equivalent shares                                4,676         4,308

See the accompanying notes to interim financial statements.



                            CYBEROPTICS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (In thousands)
Six Months ended June 30,                                     1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                  $1,598          $510
Adjustments to reconcile net income to
  net cash (used) provided by operating activities:
  Depreciation and amortization                                183           135
  Provision for losses on accounts receivable                   20
  Provision for losses on inventories                          161            27
  Changes in operating assets and liabilities:
    Accounts receivable                                     (2,553)          (77)
    Inventories                                             (2,167)         (426)
    Other current assets                                       (63)          (25)
    Accounts payable                                           887           389
    Income taxes payable                                       509            55
    Accrued expenses                                           443            65
      Net cash (used) provided by operating acitivies         (982)          653

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of short-term investments                       1,057             0
  Purchase of short-term investments                          (807)         (756)
  Additions to equipment and furnishings                      (357)         (178)
  Additions to patents                                         (12)          (34)
      Net cash used by investing activities                   (119)         (968)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of common stock                                                (140)
  Proceeds from exercise of stock options                      124             8
      Net cash provided (used) by financing activities         124          (132)
Decrease in cash and cash equivalents                         (977)         (447)
Cash and cash equivalents -- beginning of period             1,428         1,778
Cash and cash equivalents -- end of period                    $451        $1,331

See the accompanying notes to interim financial statements.




                            CYBEROPTICS CORPORATION

                     NOTES TO INTERIM FINANCIAL STATEMENTS

                                 JUNE 30, 1995


1.    INTERIM REPORTING:

     The interim financial statements are unaudited; however, in the opinion of the Company, the interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results and balances for the interim periods.

     The results of operations for the six-month period ended June 30, 1995 do not necessarily indicate the results to be expected for the full year. These statements should be read in conjunction with the Company's financial statements and notes thereto, contained in the Company's Annual Report to Stockholders for the year ended December 31, 1994.

     The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.



2.   INVENTORIES:


                                                          June 30,      Dec. 31,
                                                              1995          1994
Raw materials and purchased parts                           $2,876        $1,902
Work in process                                              1,417           406
Finished goods                                                  48            27
Total inventories                                           $4,341        $2,335



3.   BANK LINE OF CREDIT

     On May 26, 1995, the Company entered into an unsecured revolving line of credit which provides for borrowings up to $2,000,000. Amounts outstanding under this agreement would bear interest, payable monthly, at prime or LIBOR plus 2.25%. As of June 30, 1995, the Company has not borrowed against this line of credit. The line of credit expires May 31, 1996 and contains covenants including not incurring other forms of debt or liens other than for this line or other credit facilities of the lender.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's earnings and financial position during the periods included in the accompanying financial statements. This discussion should be read in conjunction with the financial statements and associated notes.

The table below lists certain financial data expressed as a percentage of revenues for the periods ended June 30, 1995 and June 30, 1994.

                                               Three Months Ended         Six Months Ended
                                                    June 30,                   June 30,
                                                1995         1994         1995          1994
Revenues                                        100%         100%         100%          100%
Gross margin                                     53%          60%          54%           60%
Research and development expenses                14%          22%          15%           21%
Selling, general and administrative expenses     17%          29%          20%           28%
Income from operations                           22%           9%          19%           11%
Net income                                       15%           7%          13%            8%






                             RESULTS OF OPERATIONS


REVENUES

Revenues increased 123% to $7.2 million for the quarter ended June 30, 1995 compared to $3.2 million for the same period in 1994. Revenues increased 85% to $11.8 million during the six months ended June 30, 1995, from $6.4 million during the comparable period in 1994, as both sensor revenues and system revenues improved. Sensor revenues increased 117% to $4.8 million for the quarter ended June 30, 1995 compared to $2.2 million for the same period in 1994. Sensor revenues increased $3.7 million or 89% for the first six months of 1995 when compared to the same period last year. The primary reasons for this increase were increased unit shipments of LaserAlign (principally to Philips Electronic Manufacturing Technology BV) and an increase in unit shipments of other OEM sensor products to existing customers. Sensor revenues represented 67% of total revenues ($7.9 million) for the first six months of 1995 compared to 65% of revenues ($4.2 million) in the first six months of 1994. System revenues increased 129% to $2.4 million for the quarter ended June 30, 1995 compared to $1.1 million for the same period in 1994. System revenues increased 77% during the first six months of 1995 compared to the same period in 1994. This increase is due principally to revenues from the current version of the CyberSentry product which began shipping in March 1995. System revenues accounted for 33% of revenues ($3.9 million) for the first six months of 1995 compared to 35% of revenues ($2.2 million) for the same period last year. International revenues totaled $7.1 million in the 1995 period, or 60% of total revenues, compared to $3.4 million or 54% in the 1994 period.


COST OF REVENUES

Cost of revenues increased 161% to $3.4 million for the quarter ended June 30, 1995 compared to $1.3 million for the same period last year and increased as a percentage of revenues from 40% for the quarter ended June 30, 1994 to 47% for the same period in 1995. Cost of revenues increased 116% to $5.4 million during the six months ended June 30, 1995, from $2.5 million during the comparable period in 1994 and increased as a percentage of revenues to 46% during the 1995 period from 40% during the 1994 period. This increase in the cost of revenues as a percentage of revenues is due to expenditures in manufacturing related to start-up expenses and increasing capacity for the LaserAlign sensor and the production of the CyberSentry products. In addition the Company increased its reserves for inventory obsolescence and warranty accrual by $100,000 and $50,000, respectively in the second quarter of 1995. The Company believes these increases are appropriate and are roughly proportionate to increases in inventory and revenues.


RESEARCH AND DEVELOPMENT EXPENSES


Research and development expenses increased 43% to $1.0 million for the quarter ended June 30, 1995 up from $730,000 for the same period last year but decreased as a percentage of revenues from 22% in 1994 to 14% in 1995 for the quarter. Research and development expenses increased 28% to $1.8 million during the six months ended June 30, 1995, from $1.4 million during the comparable period in 1994, but decreased as a percentage of revenues to 15% during the 1995 period, from 21% during the period in 1994. Research and development efforts in the first six months of 1995 focused primarily on the completion of CyberSentry, CyberGage and CyberScan LV. The Company anticipates that research and development expenses will increase in future periods but will not increase substantially as a percentage of revenues.


SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 34% to $1.2 million up from $927,000 for the quarter ended June 30, 1995 and 1994. As a percentage of revenues, expenses dropped from 29% in 1994 to 17% in 1995 for the quarter ended June 30. Selling, general and administrative expenses increased 30% to $2.3 million during the first six months of 1995, compared to $1.8 million during the comparable period in 1994, but decreased as a percentage of revenues to 20% during the 1995 period from 28% during the 1994 period. The increase in selling, general, and administrative expenses can be attributed to the growth in resources to support increased revenues. The decrease as a percentage of revenues is due primarily to the large increase in revenues, but is also attributable to the high percentage of sensor sales to OEM customers, which are made primarily by the Company rather than through distributors.


EFFECTIVE TAX RATE


The Company applied an effective tax rate of 31% for the first six months of 1995, compared to 28% in 1994. Benefits from the Company's foreign sales corporation and the use of the research and development tax credit will be primarily responsible for reducing the effective tax rate below the statutory federal rate in 1995. Although the Company anticipates that its tax rate will continue to benefit from sales through its foreign sales corporation, the research and development credit expired as of June 30, 1995.


ORDER RATE AND BACKLOG


CyberOptics' order rate totaled $8.2 million for the quarter ended June 30, 1995 compared to $3.3 million for the same period in 1994. The order rate totaled $15.4 million for the first six months of 1995, compared to $6.6 million for the same period in 1994. Backlog totaled $6.4 million and $2.8 million for the periods ended June 30, 1995 and June 30, 1994, respectively. The scheduled shipment of the June 30, 1995 backlog is as follows (amounts in thousands):

3rd Quarter 1995                   $5,563
4th Quarter 1995                      489
1st Quarter 1996                      367
Total Backlog                      $6,419



LIQUIDITY AND CAPITAL RESOURCES

The Company used $977,000 of cash during the first six months of 1995. The Company used $982,000 of cash in operations during the six-month period, primarily to finance a $2.6 million increase in accounts receivable and a $2.2 million increase in inventory. The increase in accounts receivable is due to the increase in shipment levels and the timing of end of period shipments. Inventory increases are primarily due to increased levels of shipments and orders. The working capital requirements were offset by net income of $1.6 million, non-cash expenses of $364,000, and an increase in current liabilities of $1.8 million.

The Company used $119,000 in investing activities in the first six months of 1995, as $357,000 was expended for the purchase of capital equipment offset by $250,000 generated from net maturities of short-term investments. Financing activities, consisting of sale of common stock upon exercise of employee options, generated $124,000 of cash during the first six months of 1995.



                           PART II. OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



The annual meeting of shareholders of CyberOptics Corporation was held at 3:30 p.m. on Tuesday, May 3, 1995. Shareholders holding 3,470,787 shares, or approximately 81.79% of the outstanding shares, were represented at the meeting by proxy or in person. Only one matter, election of directors, was submitted at the meeting for vote by the shareholders. The following nominees were elected to serve as members of the Board of Directors until the annual meeting of shareholders in 1996 or until such time as a successor may be elected:

                                                         Tabulation of Votes

                                                      For             Withheld

Steven K. Case                                     3,460,547           10,240

Alex B. Cimochowski                                3,460,547           10,240

George E. Kline                                    3,457,347           13,440

Steven M. Quist                                    3,460,547           10,240

Erwin Kelen                                        3,460,547           10,240

P. June Min                                        3,460,547           10,240



There were no abstentions or broker nonvotes.



ITEM 6 - EXHIBITS AND REPORTS ON 8-K

a.   Exhibits

     Exhibit 27--Financial Data Schedule (For SEC use only)

b.   Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1995



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         CyberOptics Corporation



                                                            /s/ Kent O. Lillemoe
                                                     Kent O. Lillemoe, Treasurer
                                                (Principal Financial Officer and
                                                        Duly Authorized Officer)


Dated:  August 9, 1995