Form 10QSB
period 1995-09-30
CYBEROPTICS CORP
filed 1995-11-13
CIK 768411

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB



(Check One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended September 30, 1995

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

Yes _X_ No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At September 30, 1995, 5,603,906 shares of the issuer's Common Stock, no par value, were outstanding.

Transitional small business disclosure format (check one):

Yes __ No _X_


PART 1. FINANCIAL INFORMATION

                            CYBEROPTICS CORPORATION
                                 Balance Sheets
                      (In thousands, except share amounts)

                                                            Sept. 30, 1995      Dec. 31, 1994
                                                               (Unaudited)
Assets
Cash and cash equivalents                                         $23,254              $1,428
Short-term investments                                             15,592               1,180
Accounts receivable, net                                            5,845               2,964
Inventories                                                         5,269               2,335
Other current assets                                                  714                 340
             Total current assets                                 $50,674               8,247
Equipment and furnishings, net                                        878                 478
Capitalized patent costs, net                                          64                  98
             Total assets                                         $51,616              $8,823

Liabilities and Stockholders' Equity
Accounts payable                                                     $863                $572
Income taxes payable                                                  778                 212
Accrued expenses                                                    1,728                 561
             Total current liabilities                              3,369               1,345
Commitments
Stockholders' equity:
      Preferred stock, no par value, 5,000,000 shares
        authorized, none outstanding
      Common stock, no par value, 10,000,000 shares
        authorized, 5,603,906 and 4,235,141 shares issued
        and outstanding, respectively                              42,094               4,230
      Retained earnings                                             6,153               3,248
             Total stockholders' equity                            48,247               7,478
             Total liabilities and stockholders' equity           $51,616              $8,823


See the accompanying notes to interim financial statements.


                            CYBEROPTICS CORPORATION
                              Statements of Income
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                   Three Months Ended Sept. 30,
                                                      1995             1994
Revenues                                             $8,196           $4,346
Cost of revenues                                      3,821            1,954
 Gross margin                                         4,375            2,392
Research and development expenses                     1,016              648
Selling, general and administrative expenses          1,439            1,071
 Income from operations                               1,920              673
Interest income                                          58               20
 Income before income taxes                           1,978              693
Provision for income taxes                              671              209
 Net income                                          $1,307             $484
 Net income per share (fully diluted)                 $0.27            $0.11
Weighted average common and
 common equivalent shares                             4,863            4,318

                                                   Nine Months Ended Sept. 30,
                                                      1995             1994
Revenues                                            $19,991          $10,723
Cost of revenues                                      9,256            4,475
 Gross margin                                        10,735            6,248
Research and development expenses                     2,786            2,029
Selling, general and administrative expenses          3,781            2,871
 Income from operations                               4,168            1,348
Interest income                                         116               54
 Income before income taxes                           4,284            1,402
Provision for income taxes                            1,380              409
 Net income                                          $2,904             $993
 Net income per share (fully diluted)                 $0.61            $0.23
Weighted average common and
 common equivalent shares                             4,788            4,312

See the accompanying notes to interim financial statements.




                            CYBEROPTICS CORPORATION
                            Statements of Cash Flows
                                  (unaudited)
                                 (In thousands)

Nine months ended September 30,                      1995       1994

Cash flows from operating activities
    Net income                                     $2,904       $993
    Adjustments to reconcile net income to
      net cash (used) provided by operating
      activities:
      Depreciation and amortization                   294        220
      Provision for losses on accounts receivable      22
      Provision for losses on inventories             176         86
      Changes in operating assets and
       liabilities:
       Accounts receivable                         (2,903)    (1,037)
       Inventories                                 (3,109)      (701)
       Other current assets                          (374)       (34)
       Accounts payable                               292        336
       Income taxes payable                           565        172
       Accrued expenses                             1,167         21
           Net cash (used) provided
             by operating activities                 (966)        56

Cash flows from investing activities:
    Maturities of short-term investments            1,357
    Purchase of short-term investments            (15,769)      (757)
    Additions to equipment and furnishings           (648)      (229)
    Additions to patents                              (13)       (46)
           Net cash used by investing
            activities                            (15,073)    (1,032)

Cash flows from financing activities:

    Repurchase of common stock                                  (234)
    Proceeds from issuance of common stock, net
      of offering costs                            37,391
    Proceeds from issuance of common stock
      under Employee Stock Purchase Plan              148         94
    Proceeds from exercise of stock options           326         14
       Net cash provided (used) by financing
         activities                                37,865       (126)

Increase (decrease) in cash and cash equivalent    21,826     (1,102)
Cash and cash equivalents - beginning
    of period                                       1,428      1,778
Cash and cash equivalents - end of period         $23,254       $676

See the accompanying notes to interim financial statements.



                            CYBEROPTICS CORPORATION

                     NOTES TO INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995


1.   INTERIM REPORTING:

     The interim financial statements are unaudited; however, in the opinion of the Company, the interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results and balances for the interim periods.

     The results of operations for the nine-month period ended September 30, 1995 do not necessarily indicate the results to be expected for the full year. These statements should be read in conjunction with the Company's financial statements and notes thereto, contained in the Company's Annual Report to Stockholders for the year ended December 31, 1994.

     The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   INVENTORIES (IN THOUSANDS):


                                       Sept. 30, Dec. 31,
                                          1995     1994
     Raw materials and purchased parts   $3,702   $1,902
     Work in process                      1,463      406
     Finished goods                         104       27
     Total inventories                   $5,269   $2,335


     3.   STOCK OFFERING:

     In September 1995, the Company completed a public offering of Common Stock that generated net proceeds of $37.4 million from the issuance of 1,200,000 shares.



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

The table below lists certain financial data expressed as a percentage of revenues for the periods ended September 30, 1995 and 1994.


                                 Three Months Ended   Nine Months Ended
                                    September 30,       September 30,
                                   1995      1994      1995       1994
Revenues                           100%      100%      100%       100%
Gross margin                        53%       55%       54%        58%
Research and development expenses   12%       15%       14%        19%
Selling, general and
  administrative expenses           18%       25%       19%        27%
Income from operations              23%       15%       21%        12%
Net income                          16%       11%       15%         9%


                             RESULTS OF OPERATIONS


REVENUES

Revenues increased 86% to $20.0 million during the nine month period ended September 30, 1995 compared to $10.7 million for the comparable period in 1994. For the third quarter of 1995, revenues increased 89% to $8.2 million from $4.3 million in 1994. This revenue growth comes from improvement in the revenue levels of both sensors and systems. Sensor revenues increased 109% to $14.0 million during the nine months ended September 30, 1995 from the comparable period in 1994, and 144% to $6.1 million for the third quarter of 1995 compared to the third quarter of 1994. The primary reasons for this increase were increased unit shipments of LaserAlign and other OEM sensor products, as demand from OEM customers, including Philips Electronics N.V. ("Philips"), in the surface mount industry continued to be strong. Philips accounted for approximately 29% of the Company's revenue during the nine and three month periods and the Company's five principal OEM sensor customers accounted for approximately 62% and 52% of revenue during such periods. System revenues increased 50% to $6.0 million during the nine months ended September 30, 1995 from the comparable period in 1994, and 17% to $2.1 million for the third quarter of 1995 compared to the third quarter of 1994. This increase is primarily due to revenues from the current version of CyberSentry which began shipping in March 1995. International revenues comprised 66% and 52% of total revenues during the nine months ended September 30, 1995 and 1994, and 75% and 50% of total revenues during the third quarter of 1995 and 1994.

COST OF REVENUES

Cost of revenues increased as a percent of total revenue to 46% during the nine month period ended September 30, 1995 compared to 42% during the comparable period in 1994. For the third quarter of 1995, cost of revenue was 47% of total revenue compared to 45% in 1994. This increase in cost of revenue as a percent of total revenue is partially due to the change in distribution channel during 1995, which included a larger percent of OEM products and end-user products through distributors. In addition, the Company has incurred start-up manufacturing expenses related to the LaserAlign sensor and the production of the CyberSentry products.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 37% to $2.8 million during the nine month period ended September 30, 1995 compared to $2.0 million for the comparable period in 1994, but decreased as a percent of revenue from 19% in 1994 to 14% in 1995. For the third quarter of 1995, research and development expenses increased 57% to $1.0 million compared to $0.6 in 1994, but decreased as a percent of revenues from 15% in 1994 to 12% in 1995. Research and development expenses during the nine month period ended September 30, 1995 focused primarily on the completion of CyberSentry, CyberGage and CyberScan LV. The Company anticipates that research and development expenses will increase in future periods, and although the Company does not believe research and development expenses will return to historical levels as a percentage of revenue, they are expected to increase slightly.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 32% to $3.8 million during the nine month period ended September 30, 1995 compared to $2.9 million during the comparable period in 1994. For the third quarter of 1995, selling, general and administrative expenses increased 34% to $1.4 compared to $1.1 million in 1994. As a percentage of revenue, expenses have decreased from 27% in 1994 to 19% in 1995 for the nine months, and from 25% in 1994 to 18% in 1995 for the third quarter. The dollar increase in selling, general and administrative expenses is the result of additional resources added to support increased revenues. The decrease as a percent of revenues is primarily due to a larger revenue base over which to spread fixed costs, but is also attributable to the shift in revenue mix to OEM customers and end-user distributors, which carry a lower selling cost to the Company.

EFFECTIVE TAX RATE

The Company applied an effective rate of 32% during the nine-months ended September 30, 1995, compared to 29% during the comparable period in 1994. For the third quarter quarter of 1995, the Company applied an effective rate of 34% compared to 30% in 1994. Benefits from the Company's foreign sales corporation and the use of the research and development tax credit will be primarily responsible for reducing the effective tax rate below the statutory federal rate in 1995. The increase in the effective rate during the third quarter of 1995 is primarily the result of the research and development credit expiring as of June 30, 1995. Although the research and development credit has expired, the Company anticipates that its tax rate will continue to benefit from sales through its foreign sales corporation.

ORDER RATE AND BACKLOG

CyberOptics' order rate totaled $24.7 million during the nine months ended September 30, 1995 compared to $10.9 million during the same period in 1994. For the third quarter of 1995, the order rate totaled $9.0 million compared to $4.3 million in 1994. Backlog totaled $7.2 million and $2.7 million at September 30, 1995 and 1994, respectively. The scheduled shipment of the September 30, 1995 backlog is as follows (In thousands):

                  4th Quarter 1995                $5,962
                  1st Quarter 1996                 1,228
                     Total Backlog                $7,190


LIQUIDITY AND CAPITAL RESOURCES

In September 1995, the Company completed a public offering of Common Stock that generated net proceeds of $37.4 million from the issuance of 1,200,000 shares. Primarily as the result of funds generated from the offering, working capital has increased from $6.9 million as of December 31, 1994 to $47.3 million as of September 30, 1995. These amounts include cash, cash equivalents and short term investments of $38.7 million and $2.6 million as of September 30, 1995 and December 31, 1994, respectively.

The Company used $1.1 million of cash in operations during the first nine months of 1995, primarily to finance a $2.9 million increase in accounts receivable and a $3.1 million increase in inventory. The increases in accounts receivable and inventory are primarily due to the increased level of shipments and orders. These working capital requirements were offset by net income of $2.9 million, non-cash expenses of $0.5 million and an increase in current liabilities of $2.0 million.

In September 1995, the Company executed a lease agreement for 70,000 square feet of mixed office and warehouse space in a new facility. The Company anticipates an investment of approximately $750,000 in furniture, fixtures and equipment in connection with its new facility.

At the present time, the Company has no material capital commitments, except as described above. The Company believes current working capital and anticipated funds from operations will be adequate for anticipated operating needs.


PART II. OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON 8-K

a.   Exhibits

     Exhibit 10--Lease Agreement between MEPC American Properties, Inc. and the
                 Company dated September 1, 1995

     Exhibit 27--Financial Data Schedule (For SEC use only)

b.   Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30,
     1995



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



Dated:  November 8, 1995