Form 10KSB
period 1995-12-31
CYBEROPTICS CORP
filed 1996-03-28
CIK 768411

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 or 15(d) of the Securities and Exchange Act of 1934 for the Year Ended December 31, 1995.

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

                          COMMISSION FILE NO. (0-16577)

                             CYBEROPTICS CORPORATION
                 (Name of small business issuer in its charter)

         Minnesota                                               41-1472057
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


       2505 Kennedy Street NE
       Minneapolis, Minnesota                                      55413
(Address of principal executive offices)                         (Zip Code)


                                 (612) 331-5702
                (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuer's revenues for its most recent fiscal year:  $30,518,000

The aggregate market value of voting stock held by nonaffiliates of the registrant as of February 29, 1996 was approximately $179,661,000 (based on the closing sale price of such stock on February 29, 1996 as reported by the NASDAQ National Market System).

The number of shares outstanding of each of the registrant's classes of common stock, as of February 29, 1996 was:

               Common Stock, no par value:     5,638,501 shares

DOCUMENTS INCORPORATED BY REFERENCE: The responses to Items 5, 6, and 7 are incorporated herein by reference to certain information contained in the Company's Annual Report to Shareholders for the year ended December 31, 1995. The responses to Items 9, 10, 11 and 12 are incorporated herein by reference to certain information contained in the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 14, 1996.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES ___ NO _X_



                                     PART I.


Item 1. DESCRIPTION OF BUSINESS

General

         CyberOptics Corporation (the "Company" or "CyberOptics") designs, manufactures and markets intelligent, non-contact sensors and integrated systems that measure the minute characteristics, dimensions and distances required for process and quality control in the automated assembly of complex manufactured goods. Utilizing proprietary laser and optics technology combined with advanced software and electronics, the Company's products enable manufacturers to increase operating efficiencies, product yields and quality by measuring the characteristics and placement of components both during and after the manufacturing process. The Company offers individual sensors that provide data in one, two or three dimensions, as well as complete, non-contact three dimensional profiling systems, that allow manufacturers to inspect product features as small as 0.1 microns.

         The Company was founded in 1984 by Dr. Steven Case, a professor researching and teaching optical engineering at the University of Minnesota, to commercialize technology for non-contact three-dimensional sensing systems. During the first year and one-half of its existence, the Company performed primarily custom contracting work through Dr. Case. In 1985, the Company received a $1.5 million development grant from the Defense Advanced Research Projects Agency to develop sensor systems. The Company introduced its first commercial product, the Point Range Sensor, in 1986 and began producing full non-contact profiling systems used in metrology, CAD-CAM and electronics inspection in 1987. The Company continued to expand its line of products and sensing systems for general applications through 1991.

         Since 1992, the Company has made significant investments in the development of new technology and products designed specifically for applications in the electronics industry. Designed primarily for applications in the rapidly growing surface mount technology ("SMT") market, these products measure screen printed solder paste, align electronic components and measure electronic component lead coplanarity during automated assembly of circuit boards. The Company's revenue has been significantly affected by the timing of the introduction of these products and the acceptance and shipment of versions of these products by OEM and end user customers.

         The Company's operations during 1995 reflect both the investment in products designed for the SMT industry and the strength of global markets in microelectronics in 1995. The Company's sales doubled and its earnings tripled in 1995, primarily from increased sales of intelligent sensors and systems that control the SMT process. Sales of LaserAlign(TM) and Laser Lead Locator sensors and the CyberSentry(TM) system increased 217% in 1995 and accounted for 73% of revenue. The following table sets forth revenues generated by sales of systems (including CyberSentry), custom sensors (including LaserAlign and Laser Lead Locator) and standard sensors during the past three years and the percentage of total revenue represented by such sales:

                                  1993                       1994                      1995
                          -------------------        --------------------      --------------------
                          Dollars     Percent        Dollars      Percent      Dollars      Percent
                                                    (Dollars in Thousands)
     Systems              $6,027       51.9%          $5,876        38.5%      $8,166         26.8%
     Custom Sensors        4,379       37.6%           7,981        52.2%      21,023         68.9%
     Standard Sensors      1,215       10.5%           1,418         9.3%       1,329          4.3%


         Substantial increases in sales during 1995 were achieved through further penetration of the SMT industry internationally. International sales constituted 68% of sales during 1995 as compared to 57% in 1994.

         The Company also continued to develop products for additional applications in the electronics and other industries during 1995. New products are under development for inspection of components and solder ball placement for "chip-on-board" or "flip-chip" technology and during 1995 the Company introduced a laser-based range sensor, CyberGage, and an integrated measurement system, CyberScan LV, that have many industrial applications.

         To support the growth in its operations, the Company completed a public offering of 1,200,000 shares of its common stock generating net proceeds of $37.4 million in September 1995. The Company has also committed to move to a newly constructed 70,000 square foot production and headquarters facility in the Spring of 1996. The new facility will be financed through a long-term operating lease. The Company's current principal executive office is located at 2505 Kennedy Street Northeast, Minneapolis, Minnesota 55413 and its telephone number is (612) 331-5702. Its new facility will be at 5900 Golden Hills Drive, Golden Valley, Minnesota 55416 and its telephone number will be (612) 542-5000.

Products

         CyberOptics has developed intelligent, non-contact sensors and systems for in-line process control and inspection as well as sensors and scanning stations for quality control and inspection. The Company's products enable manufacturers to increase operating efficiencies, product yields and quality in a variety of industries. Although a majority of the Company's revenue is generated through sales of its in-line process control products for SMT, the Company also offers several specialized products for through-hole process control and more generalized products for inspection and quality control.

         In addition to proprietary hardware designs that combine precision optics, various light sources, and multiple detectors, the Company's products incorporate high value-added software that controls the hardware, filters and converts raw data into application specific information, and automatically communicates this information to a host processor for ultimate use in process control. Software represents approximately 50% of the CyberOptics research and development effort and distinguishes CyberOptics' intelligent sensors and systems from simpler data-gathering products.

In-Line Process Control--SMT:

         CyberSentry. The CyberSentry system measures the deposition of solder paste after the first step of the SMT assembly process. Because of the small size of the component that must be placed on each pad of solder paste and the density of component placement on the circuit board, a significant amount of SMT assembly problems are related to the quality of solder paste deposition. Misplaced solder paste, excess or inadequate amounts of paste can lead to improper connections or bridges between leads causing an entire circuit board to malfunction.

         Introduced in its current format in the first quarter of 1995, the CyberSentry system is designed to be installed in existing automated production lines and to strike a balance between inspection of 100% of each circuit board and the off-line measurement devices used in quality control laboratories. The CyberSentry incorporates a sensor extended on a mechanical robot arm over the production line that measures the height, area and volume measurements of solder paste pads. The CyberSentry can be retrofitted and integrated into most SMT production lines, providing real time process control immediately after a PCB leaves the screen printer and before component placement commences.

         LaserAlign. After solder paste has been inspected and measured, extremely small surface mount components are placed on the solder pads by component placement machines. CyberOptics' LaserAlign sensors are incorporated into the heads of component placement machines to ensure accurate component placement at high production speeds. Various high speed component placement machine types utilize between one and sixteen LaserAlign sensors per machine.

         LaserAlign integrates an intelligent sensor, composed of a laser, optics and detectors with a microprocessor and software for making specific measurements. LaserAlign quickly and accurately aligns each component as it is being transported by the pick-and-place arm for surface mount assembly. Using non-contact technology, LaserAlign facilitates orientation and placement of components at much higher speeds than can be achieved using conventional process control systems.

         Laser Lead Locator. Following placement of the smallest leadless components, more sophisticated components, including microprocessor chips, are applied to the printed circuit boards by fine pitch component placement machines. These components have leads on all sides that are soldered to the circuit board. Since all of these surface mount leads must make contact with the solder paste, lead coplanarity is a critical quality factor. Misaligned, bent or damaged leads will result in missed connections, open circuits and ultimately a defective end product.

         The Laser Lead Locator ensures the coplanarity of component leads. The Laser Lead Locator, which is incorporated directly into a fine pitch component placement machines, inspects components immediately before placement on the circuit board to identify defective or damaged leads and determines if all lead tips lie within the same plane. Components meeting these parameters are placed on the printed circuit board. Parts falling outside the specified tolerances are rejected before placement, saving both time and money.

Process Control--Through-Hole:

         A substantial number of circuit boards are made with through-hole technology using high speed drills to fabricate printed circuit boards. These drills are highly automated and contain multiple drill heads that cannot be constantly monitored by attendants. CyberOptics manufactures two process control sensors for measuring characteristics of drill bits used in drilling holes in printed circuit boards. The first of these, the ADM, was completed in the third quarter of 1989 and is used to ensure that drill bits are not damaged and that holes are drilled with the proper size. The second sensor, the LTC, was completed in May 1990 and is used to detect broken drill bits so that all of the preprogrammed holes in the circuit board are properly drilled. Both sensors are sold under an exclusive arrangement to a manufacturer of drilling machines for incorporation into its products.

Off-Line Inspection Sensors and Systems:

         The Company built its commercial business with laser sensors designed to precisely measure, without contact, the distance to a point on an object. These sensors have been refined and combined with software and processing capability and are sold as both single sensors for incorporation into the equipment of customers and as complete inspection systems for use in the quality control laboratory and off-line process control.

         The Company's off-line sensors and systems are used in a broad array of applications in a number of different industries. Included among such applications is the measurement of the score in a beverage can lid, collection of three-dimensional digital data for use in a CAD-CAM system, measurement of the thickness of resistive inks applied in the manufacture of hybrid electronic circuits and measurement of the bend angles of suspension arms for disc drives.

         PRS and CyberGage Sensors. The Company offers two lines of range sensors designed to measure distance to a point on a test object. The Point Range Sensor ("PRS"), was the Company's first commercial product and is currently offered in seven models that provide varying resolutions and are designed for optimal function at varying standoff distances. The CyberGage sensor is a new series of range sensors that gather data up to 40 times faster than the PRS product line and is sold with a video camera view port that allows the user to integrate laser sensing and video in the same sensor. The Company believes this is the first product available with both laser sensing and video capabilities.

         CyberScan and CyberScan LV. CyberScan stations are complete height profiling systems capable of producing precise, two- and three-dimensional analysis of complex surfaces. These stations incorporate the Company's CyberGage or PRS mounted over a computer-controlled mechanical table with a personal computer and the Company's proprietary software. The recently introduced CyberScan LV series of scanning stations, which incorporate the CyberGage sensors and video cameras, offers a unique quilting feature that allows the user to view and select test sites over a large area of a test object.

         Laser Section Microscope (LSM). The LSM is a low cost instrument for making height and registration measurement of screen printed solder paste during the assembly of electronic circuit boards. One of the principal advantages of the LSM is its ease of use--unskilled operators can make non-contact measurements with only minimal training.

Markets and Customers

         A majority of the Company's products are currently sold in the microelectronics market, particularly the portion servicing manufacturers using SMT. The value of automation is high in this market because the products produced, have high unit costs and are manufactured at speeds too high for effective human intervention. Moreover, the trend in these industries toward smaller devices with higher circuit densities and smaller circuit paths requires manufacturing and testing equipment capable of extremely accurate alignment and multi-dimensional measurement such as achieved using non-contact optical sensors. Customers in these industries, moreover, also employ knowledgeable engineers who are competent to work with computer-related equipment. The Company's Laser Lead Locator and LaserAlign products are sold to OEMs serving this market and the CyberSentry, LSM, CyberGage, and CyberScan systems are most often sold to manufacturers in this market. In addition, the Company's more generalized products, including the PRS, CyberGage and CyberScan products, are used in the general metrology and gauging, precision plastic manufacturing and computer aided design and manufacturing markets.

         The Company sells its products worldwide to many of the leading manufacturers of electronics and electronic equipment. The following table sets forth the percentage of the Company's total product sales (including sales delivered through distributors) by location during the past three years:


                                                Year Ended December 31,
                                            -------------------------------
                                            1993          1994         1995
                                            ----          ----         ----
      North America(1)................       61%           43%          33%

      Asia............................       27%           30%          31%

      Europe..........................        8%           26%          35%

      Other...........................        4%            1%           1%

      (1) Includes export sales in North America (primarily Canada and Mexico) of less than 1% of revenue in 1994 and 1995 and 3.5% of revenue in 1993.

See Note 7 to the Company's Financial Statements contained on Page 19 of its Annual Report to Shareholders. Substantially all of the Company's export sales are negotiated, invoiced and paid in United States dollars.

         Sales to two principal customers, Philips Electronics N.V. and Juki Corporation, leading manufacturers of component placement machines in the Netherlands and Japan, constituted 29.7% and 13.0%, respectively, of total sales in 1995. Although no other customer generated more than 10% of the Company's revenues, sales to the Company's five largest OEM customers in the aggregate constituted 58.1% of such sales. The loss of any of such customers, or a substantial decrease in orders therefrom, could have a material adverse effect on the Company's results of operations.

Sales and Marketing

         The Company sells its products through a combination of direct sales staff and independent distributors. The Company maintains a direct sales staff at its headquarters in Minneapolis, Minnesota that call on large house accounts and that sell to OEM customers. The Company also has agreements with seven stocking distributors in the United States who focus primarily on products sold to end-users. Most sales to international end-users of sensors and systems are made through 13 representatives and distributors covering Western Europe and the Pacific Rim.

         The Company markets its products through appearances at industry trade shows, advertising in industry journals and articles published in industry and technical journals. In addition, the Company's strategic relationships with customers serve as highly visible references.

Backlog

         CyberOptics products are typically shipped two weeks to four months after the receipt of an order. Since 1993, however, certain OEM customers have placed orders for delivery over as many as 12 months. Product backlog was $6,884,000 at December 31, 1995 of which approximately $4.9 million is deliverable in the first quarter of 1996, $1.5 million is deliverable in the second quarter of 1996 and $0.4 million is deliverable in the third quarter of 1996. Although the Company's business is generally not of a seasonal nature, its sales may vary based on the capital procurement practices in the electronics industry. Historically, the Company's quarterly revenue has been largest in the last quarter of the year. The Company's scheduled backlog at any time may vary significantly based on the timing of orders from OEM customers. Accordingly, backlog may not be an accurate indicator of the Company's performance in the future.

Research and Development

         The Company distinguishes its products primarily on the basis of its unique technology and on the Company's ability to synthesize several different technical disciplines to address industry needs. CyberOptics was founded by research scientists and has retained relationships with academic institutions to ensure that the most current information on technological developments is obtained. In addition, the Company actively seeks ongoing strategic customer relationships with leading product innovators in the markets it serves and actively investigates the needs of, and seeks input from, these customers to identify opportunities to improve the manufacturing process. The Company provides direct interaction between its engineers and scientists and these key accounts to ensure adoption of current technologies. In some instances, the Company provides the outsourced research and development for these customers through funded development contracts that provide the customer with an exclusive selling period but allows the Company to retain technology and distribution rights.

         CyberOptics believes that continued and timely development of new products and enhancements to existing products is essential to maintaining its competitive position. The Company has committed and expects to continue to commit substantial resources to its research and development effort, which plays a critical role in maintaining and advancing its position as a leading provider of optical sensors and systems. CyberOptics' research and development efforts during 1995 were directed to increasing performance of its LaserAlign and CyberSentry products for use in process automation in electronics circuit board assembly and completion of its CyberGage and CyberScan LV products for general metrology and gauging applications. In addition, a significant amount of research and development effort was expended, and continues to be expended, on developing new technology that will allow for height mapping in the flip chip manufacturing process. There can be no assurances that such efforts, or any other research and development efforts of the Company, will be successful in producing products that respond effectively to technological changes or new product announcements by others.

         Research and development expenses were $2.4 million, $2.7 million, and $4.1 million for the years ended December 31, 1993, 1994 and 1995, respectively. These amounts represented 21%, 18% and 14% of revenues, respectively. Research and development expenses consist primarily of salaries, project materials and other costs associated with CyberOptics' ongoing product development and enhancement efforts.

Manufacturing

         Much of the Company's product manufacturing, consisting primarily of circuit board manufacturing, component placement and soldering, lens manufacturing and machined parts production, is contracted with outside vendors. Company personnel inspect incoming parts, assemble sensor heads, calibrate and perform final quality control testing of finished products. The Company believes that its products are not suited for the large production runs that would justify the capital investment necessary for complete internal manufacturing.

         A variety of components used in the Company's products are available only from single sources and involve relatively long order cycles, in some cases over one year. Although the Company has located alternative sources for most of such components, use of those alternative components could require substantial rework of the Company's product designs, resulting in periods during which it could not satisfy customer orders. Further, although the Company believes it has identified alternative assembly contractors for most of its subassemblies, an actual change in such contractors would likely require a period of training and test. Accordingly, an interruption in a supply relationship or the production capacity of one or more of such contractors could result in the Company's inability to deliver one or more products for a period of several months. To help prevent delays in the shipment of its products, the Company maintains in inventory, or on scheduled delivery from suppliers, what it believes to be a sufficient amount of certain components based on forecasted demand (forecast extends a minimum of 6 months). Currently the Company has approximately 350 remaining detectors used in its PRS that are manufactured by a single supplier and have been discontinued by such supplier. The Company anticipates that this supply will be adequate to satisfy customer orders until the design and production of a replacement sensor is completed.

Competition

         Although the Company believes that its products are unique, competitors offer technologies and systems that are capable of certain of the visual inspection and alignment functions performed by the Company's products. The Company faces competition from a number of companies in the machine vision, image processing and inspection systems market, some of which have greater manufacturing and marketing capabilities, and greater financial, technological and personnel resources. Potential competitors in these markets include Cognex Corporation, Robotic Visions Systems, Inc., View Engineering, Inc., ICOS Systems, GmbH and Keyence Incorporated. In addition, the Company may compete with the internal development efforts of its current prospective customers. The Company believes that its sensors offer several advantages over competitive optical sensors and vision systems in terms of speed, flexibility, cost and ease of control. The Company's OEM products are typically very specialized in their applications. The Company believes that its OEM products compete favorably with other product alternatives based on the speed and accuracy of their performance, their price and certain technological advantages.

         Although the Company believes its current products offer several advantages in terms of price and suitability for specific applications and although the Company has attempted to protect the proprietary nature of such products, it is possible that any of the Company's products could be duplicated by other companies in the same general market. There can be no assurances that the Company would be able to compete with similar products produced by a competitor.

Employees

         The Company currently has 185 full-time employees including 23 in Sales and Marketing and Customer Support, 69 in Manufacturing, 74 in Research, Development and Engineering and 19 in Finance and Administration at its headquarters in Minneapolis. To date, the Company has been successful in attracting and retaining qualified technical personnel, although there can be no assurance that this success will continue. None of the Company's employees are covered by collective bargaining agreements or are members of a union.

Proprietary Protection

         The Company relies on the technical expertise and know-how of its personnel and trade secret protection, as well as on patents, to maintain its competitive position. The Company attempts to protect its intellectual property by restricting access to its proprietary methods by a combination of technical and internal security measures. In addition, the Company makes use of non-disclosure agreements with customers, consultants, suppliers and employees. Nevertheless, there can be no assurance that any of the above measures will be adequate to protect the proprietary technology of the Company.

         The Company holds nine patents on a number of its technologies, including those used in its Laser Lead Locator, LaserAlign and PRS. In addition, the Company protects the proprietary nature of its software primarily through copyright and license agreements, but also through close integration with its hardware offerings. It is the Company's policy to protect the proprietary nature of its new product developments whenever they are likely to become significant sources of revenue. No guarantee can be given that the Company will be able to obtain patent or other protection for other products.

         As the number of its products increases and the functionality of those products expands, the Company believes that it may become increasingly subject to attempts to duplicate its proprietary technology and to infringement claims. In some geographic markets, it is the practice of companies to engage in "patent flooding" by seeking patent protection for multiple functional applications that are incremental rather than technological advances. Yamaha Motor Company, Ltd. has filed a number of patent applications in Japan, and received two patents in the United States that the Company believes are based on inventions by the Company and the Company is currently seeking to invalidate or receive an assignment of such United States Patents, see "Item 3. Legal Proceedings" below. Further, certain individuals have claimed United States patent protection of extremely broad techniques and have notified customers of the Company that any use of products that employ such techniques would be infringing and require a license. Although the Company believes that none of the products purchased by those customers employ such techniques, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion will not require the Company to enter into a royalty arrangement or result in costly litigation.

Government Regulation

         All of the Company's products which contain lasers are classified as either Class I, Class II or Class IIIb Laser Products under applicable rules and regulations of the Center for Devices and Radiological Health ("CDRH") of the Food and Drug Administration. Such regulations generally require a self-certification procedure pursuant to which a manufacturer must file with the CDRH with respect to each product incorporating a laser device, periodic reporting of sales and purchases and compliance with product labeling standards. The Company's lasers are generally not harmful to human tissue, but could result in injury if directed into the eyes of an individual or otherwise misused. The Company is not aware of any incident involving injury or a claim of injury from its laser devices and believes that its sensors and sensor systems comply with all applicable laws for the manufacture of laser devices.

Item 2. DESCRIPTION OF PROPERTIES

         The Company leases approximately 30,000 square feet of office, warehouse, laboratory and demonstration space at its corporate offices at 2505 Kennedy Street Northeast, Minneapolis, Minnesota. The lease expires in October 1999 and is cancelable in October 1997. The lease requires the Company to pay rent at rates from $6.50 to $7.50 per square foot per year plus property taxes and other operational expenses.

         As of September 1, 1995, the Company executed a lease agreement for 70,000 square feet of mixed office and warehouse space in a new facility to be built to its specifications in Golden Valley, Minnesota. The lease, which is on a triple net basis for a ten year term with two three year renewal options, provides for rental payments at approximately $7.50 per square foot initially, increasing to $8.50 per square foot. The Company anticipates that the property will be completed and available for occupancy in May 1996 and has listed its current facility for sublease after such time.


Item 3. LEGAL PROCEEDINGS

         In January 1996, the Company filed suit in federal court in Minnesota against Yamaha Motor Company, Ltd. of Japan for fraud and theft of technology related to the LaserAlign sensor and its applications. The Company is asking the federal court to reassign or to invalidate two United States patents that Yamaha obtained by falsely claiming to be the inventor of CyberOptics' technology, to award CyberOptics damages for the harm Yamaha's patents have already done, and to order Yamaha to stop filing additional patents relating to CyberOptics' inventions. CyberOptics is seeking expedited proceedings. No trial date has yet been set.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of 1995.

                                    PART II.

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information contained under the caption "Common Stock Information" in the Company's 1995 Annual Report to Shareholders (hereafter the "Annual Report") is hereby incorporated by reference.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is hereby incorporated by reference.

Item 7. FINANCIAL STATEMENTS

         The following financial statements included in the Annual Report on pages 8 to 20 are hereby incorporated by reference:

         Balance Sheets as of December 31, 1995 and 1994

         Statements of Income for the years ended December 31, 1995, 1994 and
         1993

         Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

         Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993

         Notes to the Financial Statements

         Report of Independent Accountants as of December 31, 1995 and 1994 and for the years then ended.


         The Report of Independent Accountants for the year ended December 31, 1993 is included as Exhibit 99.0 of this Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE.



                                    PART III.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information contained under the heading "Election of Directors--Nominees and --Executive Officers" and "Shares Outstanding" of the Company's definitive proxy statement for its annual meeting of shareholders to be held May 14, 1996 (hereafter, the "Proxy Statement"), is hereby incorporated by reference.

Item 10. EXECUTIVE COMPENSATION

The information under the heading "Election of Directors--Compensation of Directors," and "Executive Compensation" of the Proxy Statement is hereby incorporated by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the heading "Shares Outstanding" of the Proxy Statement is hereby incorporated by reference.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading "Election of Directors--Compensation of Directors", of the Proxy Statement is hereby incorporated by reference.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      LISTING OF EXHIBITS

Exhibit Number             Description

         3.1 Articles of Incorporation of Company, as amended (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-18 (Registration No. 33-17628C) (the "Registration Statement")).

         3.2      Bylaws of the Company (Incorporated by reference to Exhibit
                  3.2 to the Registration Statement).

         4.1 Restated Stock Option Plan of the Company, as amended (Incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K for the year ended December 31,
                  1989).

         4.2 CyberOptics Corporation Stock Option Plan for Non-Employee Directors, as amended (Incorporated by reference to Exhibit
                  4.2 to the Company's Form 10-K for the year ended December 31,
                  1994).

         4.3 Form of Indemnification Agreement with Directors (Incorporated by reference to Exhibit 4.2 of the Company's Form 10-K for the year ended December 31, 1987).

         4.4 CyberOptics Corporation Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.7 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1992).

         10.4 Lease Agreement between MIW-GL Partners and the Company dated June 28, 1991 (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-K for the year ended December 31, 1991).

         10.5 Lease Agreement between MEPC American Properties, Inc. and the Company dated September 15, 1995 (Incorporated by reference to
                  Exhibit 10 of the Company's Form 10-QSB for the quarter ended September 30, 1995).

         13.0 Pages 8 through 19 of the Company's 1995 Annual Report to Shareholders.

         16.0 Letter regarding change in Independent Accountant (Incorporated by reference to Exhibit 16.0 of the Company's Form 8-K filed July 14, 1994.)

         23.1     Consent of Coopers & Lybrand L.L.P.

         23.2     Consent of Price Waterhouse LLP

         99.0 Report of Independent Accountants for the year ended December 31, 1993.

         27.0     Financial Data Schedule (For SEC use only)

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed for the quarter ended December 31, 1995.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CYBEROPTICS CORPORATION


Dated: March 27, 1996                           By /s/STEVEN K. CASE
                                                   Steven K. Case,
                                                   President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                             Title                               Date


/s/STEVEN K. CASE          President (Principal                  March 27, 1996
Steven K. Case             Executive Officer)


/s/KENT O. LILLEMOE        Vice President and Treasurer          March 27, 1996
Kent O. Lillemoe           (Principal Financial and
                           Accounting Officer)


/s/ALEX B. CIMOCHOWSKI     Director                              March 27, 1996
Alex B. Cimochowski


/s/GEORGE E. KLINE         Director                              March 27, 1996
George E. Kline


/s/STEVEN M. QUIST         Director                              March 27, 1996
Steven M. Quist


/s/P. JUNE MIN             Director                              March 27, 1996
P. June Min


/s/ERWIN KELEN             Director                              March 27, 1996
Erwin Kelen