Form 10-Q
period 1996-03-31
CYBEROPTICS CORP
filed 1996-05-14
CIK 768411

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Check One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

             5900 Golden Hills Drive, Golden Valley, Minnesota 55416

                    (Address of principal executive offices)

                                 (612) 542-5000

                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes X  No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At March 31, 1996, 5,652,831 shares of the issuer's Common Stock, no par value, were outstanding.


PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                             CYBEROPTICS CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)
                      (In thousands, except share amounts)

                                                              MAR. 31, 1996    DEC. 31, 1995
                                                              -------------    -------------
ASSETS
Cash and cash equivalents                                        $ 6,467           $ 8,718
Marketable securities, at cost                                    13,000            10,146
Accounts receivable, net                                           6,407             8,514
Inventories                                                        3,655             3,874
Other current assets                                               1,804             1,473
                                                                 -------           -------
                    Total current assets                          31,333            32,725
Marketable securities, at cost                                    23,500            21,000
Equipment and furnishings, net                                     1,143               943
Capitalized patent costs, net                                        102                72
                                                                 -------           -------
                    Total assets                                 $56,078           $54,740
                                                                 =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                 $ 1,086           $   737
Income taxes payable                                                 911               898
Accrued expenses                                                   1,681             2,368
                                                                 -------           -------
                    Total current liabilities                      3,678             4,003

Commitments and Contingency
Stockholders' equity:
      Preferred stock, no par value, 5,000 shares
        authorized, none outstanding
      Common stock, no par value, 10,000 shares
        authorized, 5,652 and 5,612 shares issued
        and outstanding, respectively                             42,900            42,658
      Retained earnings                                            9,500             8,079
                                                                 -------           -------
                    Total stockholders' equity                    52,400            50,737
                                                                 -------           -------
                    Total liabilities and stockholders' equity   $56,078           $54,740
                                                                 =======           =======



See the accompanying notes to interim financial statements


                             CYBEROPTICS CORPORATION
                              STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)


THREE MONTHS ENDED MARCH 31,                    1996     1995
                                               ------   ------
Revenues                                       $8,513   $4,555
Cost of revenues                                3,909    2,049
                                               ------   ------
     Gross margin                               4,604    2,506
Research and development expenses               1,301      725
Selling, general and administrative expenses    1,813    1,100
                                               ------   ------
     Income from operations                     1,490      681
Interest income                                   571       30
                                               ------   ------
     Income before income taxes                 2,061      711
Provision for income taxes                        640      214
                                               ======   ======
     Net income                                $1,421   $  497
                                               ======   ======
     Net income per share (fully diluted)      $ 0.24   $ 0.11
                                               ======   ======
Weighted average common and
     common equivalent shares                   5,932    4,493
                                               ======   ======




See the accompanying notes to interim financial statements.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)

THREE MONTHS ENDED MARCH 31,                         1996        1995
                                                   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                 $  1,421    $    497
        Adjustments to reconcile net income to
          net cash (used) provided by operating
          activities:
          Depreciation and amortization                 132          86
          Provision for losses on inventories            61           2
          Changes in operating assets and
             liabilities:
             Accounts receivable                      2,107        (602)
             Inventories                                158        (568)
             Other current assets                      (331)        (29)
             Accounts payable                           349         345
             Income taxes payable                        13         191
             Accrued expenses                          (687)        (79)
                                                   --------    --------
                 Net cash provided (used)
                   by operating activities            3,223        (157)

CASH FLOWS FROM INVESTING ACTIVITIES:
        Maturities of marketable securities           5,146         300
        Purchases of marketable securities          (10,500)     (1,232)
        Additions to equipment and furnishings         (318)       (164)
        Additions to patents                            (44)         (6)
                                                   --------    --------
                 Net cash used by investing
                  activities                         (5,716)     (1,102)

CASH FLOWS FROM FINANCING ACTIVITIES:

        Proceeds from exercise of stock options         242          15
                                                   --------    --------
             Net cash provided by financing
               activities                               242          15

Increase (decrease) in cash and cash equivalents     (2,251)     (1,244)
Cash and cash equivalents - beginning
        of period                                     8,718       1,428
                                                   --------    --------
Cash and cash equivalents - end of period          $  6,467    $    184
                                                   ========    ========


See the accompanying notes to interim financial statements.



                             CYBEROPTICS CORPORATION

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 1996


1.    INTERIM REPORTING:

The interim financial statements are unaudited; however, in the opinion of management, the interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results and balances for the interim periods.

The results of operations for the three-month period ended March 31, 1996 do not necessarily indicate the results to be expected for the full year. These statements should be read in conjunction with the Company's financial statements and notes thereto, contained in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


2.     INVENTORIES (IN THOUSANDS):


                                     March 31,         Dec, 31
                                        1996             1995
                                     (unaudited)

         Raw materials               $2,602             $3,172

         Work in process                803                608

         Finished goods                 250                 94
                                     ------             ------
              Total inventories      $3,655             $3,874
                                     ======             ======



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CyberOptics Corporation designs and manufactures intelligent sensors and systems for high-precision, non-contact dimensional measurement and process control. Utilizing proprietary laser and optics technology combined with advanced software and electronics, the Company's products enable manufacturers to increase operating efficiencies, product yields and quality by measuring the characteristics and placement of components both during and after the manufacturing process. The Company sells its products worldwide through a combination of direct sales staff and independent distributors.

The following is management's discussion and analysis of certain significant factors that have affected the Company's earnings and financial position during the periods included in the accompanying financial statements. This discussion should be read in conjunction with the financial statements and associated notes.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The following Management's Discussion and Analysis contains "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs relating to future events, including statements regarding levels of orders, marketing and research and development expenses, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, needs for capital expenditures and the ability to continue to price foreign transactions in U.S. currency. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

         -- The cyclical nature of capital expenditures in the electronics industry,

         -- The dependence of such operations on orders from several large OEM customers;

         -- The dependence of the Company's manufacturing on outside contractors and suppliers;

         -- The degree to which the Company is successful in protecting its technology and enforcing its technology rights in the United States and other countries;

         -- The dependence of the Company's operations on several key personnel;

         -- The speed of changes in technology in the microelectronics manufacturing industry from which most of the Company's sales are derived;

         -- The significant proportion of the Company's revenue that is derived from export sales;

         -- Competition for the functions that the Company's products perform by larger "vision" companies and by other optical sensor companies;

         -- Quarterly fluctuations in operating results caused by the timing of shipments and other factors not entirely within the Company's control.

These and other factors that may affect future operations are discussed in more detail in Exhibit 99 to this Form 10-Q.


                              RESULTS OF OPERATIONS



The table below lists certain financial data expressed as a percentage of revenue for the periods ended March 31, 1996 and 1995.



                                                         Three Months Ended
                                                             March 31,
                                                         1996           1995
                                                     --------------------------

Revenues                                                  100%          100%

Gross margin                                               54%           55%

Research and development expenses                          15%           16%

Selling, general and

    administrative expenses                                21%           24%

Income from operations                                     17%           15%

Net income                                                 17%           11%




REVENUES

Revenues increased 87 % to $8.5 million during the three month period ended March 31, 1996 compared to $4.6 million for the comparable period in 1995. This revenue growth comes from improvement in the revenue levels of both sensors and systems. Sensor revenues increased 87% to $5.7 million during the first quarter of 1996 when compared to the same period in 1995. The primary reason for this increase was increased unit shipments of LaserAlign and other OEM sensor products, as demand from OEM customers, including Philips Electronics N.V. ("Philips"), in the surface mount industry continued to be strong. Philips accounted for approximately 31% of the Company's revenue during first quarter of 1996 and the Company's five principal OEM sensor customers accounted for approximately 62% of revenue during such period. The Company has been advised by several OEM customers that there is currently a decrease in activity in the market for capital goods in the microelectronics industry and there cannot, therefore, be any assurance that the order rates by these OEM customers will be maintained or increased during the next few quarters.

System revenues increased 87% to $2.8 million during the three months ended March 31, 1996 from the comparable period in 1995. This increase is primarily due to revenues from the current version of CyberSentry which began shipping in March 1995. International revenues comprised 67% and 55% of total revenues during the three months ended March 31, 1996 and 1995, respectively.


COST OF REVENUES

Cost of revenues increased slightly as a percent of total revenue to 46 % during the three month period ended March 31, 1996 compared to 45% during the comparable period in 1995. This increase in cost of revenue is partially due to volume price reductions given to significant OEM customers as they reach certain agreed shipment volume targets. In addition, the Company continued a program started late in 1995 to outsource a portion of its manufacturing. As part of the startup of this program, the Company sold portions of its existing inventory at or about cost to a third party manufacturer, which had the effect of increasing cost of revenues during the first quarter of 1996.


RESEARCH AND DEVELOPMENT

Net research and development expenses increased 79% to $1.3 million during the three month period ended March 31, 1996 compared to $725,000 for the comparable period in 1995, but decreased as a percent of revenue from 16% in 1995 to 15% in 1996. Research and development expenses during the first quarter of 1996 focused primarily on development of a new HiVision sensor for measurement of three dimensional objects such as Flip Chip and BGA components, completion of CyberScan LV 2.0 and enhancements to existing product lines such as CyberSentry and LaserAlign. Customer funded research and development is deferred and recognized as a reduction of research and development expenses as costs are incurred. During the three months ended March 31, 1996, $475,000 of customer funded research and development was recognized as a reduction of research and development expense. The Company anticipates that the level of expenditures in research and development will increase in 1996 in an attempt to accelerate current development projects and to begin new development projects.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 65% to $1.8 million during the three month period ended March 31, 1996 compared to $1.1 million during the comparable period in 1995. As a percentage of revenue, expenses have decreased from 24% in 1995 to 21% in 1996. The dollar increase in selling, general and administrative expenses is primarily the result of additional resources added to support increased revenues, a $160,000 reserve established to cover the estimated loss relating to subleasing the Company's old facility and additional legal costs related to the suit against Yamaha Motor Company, Ltd. The decrease as a percent of revenues is primarily the result of increases in the revenue base over this period, enabling the Company to spread fixed overhead costs over a larger revenue base.

EFFECTIVE TAX RATE

The Company applied an effective rate of 31% during the three months ended March 31, 1996, compared to 30% during the comparable period in 1995. Benefits from the Company's foreign sales corporation were primarily responsible for reducing the effective tax rate below the statutory federal rate in 1996.


ORDER RATE AND BACKLOG

CyberOptics' order rate totaled $7.6 million at March 31, 1996 compared to $7.2 million at March 31, 1995. Backlog totaled $6.0 million and $5.4 million at March 31, 1996 and 1995, respectively. The scheduled shipment of the March 31, 1996 backlog is as follows (In thousands):

                           2nd  Quarter 1996              $4,282
                           3rd Quarter 1996                1,727
                                                          ------
                                  Total Backlog           $6,009


LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased from $28.7 million as of December 31, 1995 to $27.7 million as of March 31, 1996 primarily as the result of the Company purchasing long-term marketable securities with funds generated from operations. Marketable securities generally consist of U.S. Government or U.S. Government backed obligations with a maturity of three years or less. Included in working capital are cash and cash equivalents and short-term marketable securities of $19.5 million and $18.9 million as of March 31, 1996 and December 31, 1995, respectively. Additionally, at March 31, 1996, the Company had long-term marketable securities (those with maturities greater than one year) of $23.5 million.

The Company generated $3.2 million in cash from operations during the first three months of 1996, primarily due to net income of $1.4 million and a decrease in accounts receivable of $2.1 million. The reduction in accounts receivable was primarily due to the timing of customer payments from sales recorded during the fourth quarter of 1995. Investing activities used $5.7 million primarily due to the purchase of marketable securities and additions to equipment required for operations in its new facility.

In September 1995, the Company executed a lease agreement for 70,000 square feet of mixed office and warehouse space in a new facility, which it occupied in May 1996. The Company anticipates an investment of approximately $1.5 million in furniture, fixtures and equipment in connection with its new facility.

At the present time, the Company has no material capital commitments, except as described above. The Company believes current working capital and anticipated funds from operations will be adequate for anticipated operating needs.


PART II. OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

In January 1996, the Company filed suit in federal court in Minnesota against Yamaha Motor Company, Ltd. of Japan for fraud and theft of technology related to the LaserAlign sensor and its applications. The Company is asking the federal court to reassign or to invalidate two United States patents that Yamaha obtained by falsely claiming to be the inventor of CyberOptics' technology, to award CyberOptics damages for the harm Yamaha's patents have already done, and to order Yamaha to stop filing additional patents relating to CyberOptics' inventions. CyberOptics indicated that it will seek expedited proceedings. No trial date has been set.


ITEM 6 - EXHIBITS AND REPORTS ON 8-K

a.   Exhibits

         Exhibit 27--Financial Data Schedule (For SEC use only)

         Exhibit 99--Forward Looking Statements Cautionary Statement

b.   Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended
March 31, 1996



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



Dated:  May 13, 1996