Form 10-Q
period 1996-06-30
CYBEROPTICS CORP
filed 1996-08-13
CIK 768411

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Check One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

         For the transition period from ________________ to ________________

Commission file number  0-16577


                             CYBEROPTICS CORPORATION
             (Exact name of registrant as specified in its charter)

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

At June 30, 1996, 5,669,530 shares of the issuer's Common Stock, no par value, were outstanding.



PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                             CYBEROPTICS CORPORATION
                                 BALANCE SHEETS
                                 (In thousands)

                                                                               JUNE 30,   DEC. 31,
                                                                                 1996      1995
                                                                              (UNAUDITED)
                                                                                -------   -------
ASSETS
Cash and cash equivalents                                                       $ 4,148   $ 8,718
Marketable securities, at cost                                                   10,000    10,146
Accounts receivable, net                                                          6,637     8,514
Inventories                                                                       3,794     3,874
Other current assets                                                              1,727     1,473
                                                                                -------   -------
                    Total current assets                                         26,306    32,725
Marketable securities, at cost                                                   28,500    21,000
Equipment and furnishings, net                                                    2,264       943
Capitalized patent costs, net                                                        99        72
                                                                                -------   -------
                    Total assets                                                $57,169   $54,740
                                                                                =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                $ 1,267   $   737
Income taxes payable                                                                360       898
Accrued expenses                                                                  2,289     2,368
                                                                                -------   -------
                    Total current liabilities                                     3,916     4,003
Commitments and Contingency
Stockholders' equity:
      Preferred stock, no par value, 5,000 shares
        authorized, none outstanding
     Common stock, no par value, 10,000 shares authorized at December 31,1995 and 25,000 at June 30, 1996, 5,669 and 5,612 shares issued
       and outstanding, respectively                                             43,053    42,658
      Retained earnings                                                          10,200     8,079
                                                                                -------   -------
                    Total stockholders' equity                                   53,253    50,737
                                                                                -------   -------
                    Total liabilities and stockholders' equity                  $57,169   $54,740
                                                                                =======   =======


See the accompanying notes to interim financial statements.


                             CYBEROPTICS CORPORATION
                              STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                  THREE MONTHS ENDED JUNE 30,
                                                         1996     1995
                                                        ------   ------
Revenues                                                $7,812   $7,240
Cost of revenues                                         3,895    3,386
                                                        ------   ------
     Gross margin                                        3,917    3,854
Research and development expenses                        1,635    1,045
Selling, general and administrative expenses             1,880    1,242
                                                        ------   ------
     Income from operations                                402    1,567
Interest income                                            611       29
                                                        ------   ------
     Income before income taxes                          1,013    1,596
Provision for income taxes                                 313      495
                                                        ======   ======
     Net income                                         $  700   $1,101
                                                        ======   ======
     Net income per share (primary and fully diluted)   $ 0.12   $ 0.24
                                                        ======   ======
Weighted average common and
     common equivalent shares                            5,863    4,678
                                                        ======   ======



                                                    SIX MONTHS ENDED JUNE 30,
                                                         1996      1995
                                                        -------   -------
Revenues                                                $16,325   $11,796
Cost of revenues                                          7,804     5,435
                                                        -------   -------
     Gross margin                                         8,521     6,361
Research and development expenses                         2,936     1,770
Selling, general and administrative expenses              3,693     2,343
                                                        -------   -------
     Income from operations                               1,892     2,248
Interest income                                           1,182        59
                                                        -------   -------
     Income before income taxes                           3,074     2,307
Provision for income taxes                                  953       709
                                                        =======   =======
     Net income                                         $ 2,121   $ 1,598
                                                        =======   =======
     Net income per share (primary and fully diluted)   $  0.36   $  0.34
                                                        =======   =======
Weighted average common and
     common equivalent shares                             5,849     4,676
                                                        =======   =======

See the accompanying notes to interim financial statements.





                             CYBEROPTICS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)

                                                      SIX MONTHS ENDED JUNE 30,
                                                          1996        1995
                                                        --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                      $  2,121    $  1,598
        Adjustments to reconcile net income to
          net cash provided (used) by operating
          activities:
          Depreciation and amortization                      336         183
          Provision for losses on accounts receivable          8          20
          Provision for losses on inventories                 61         161
          Changes in operating assets and
             liabilities:
             Accounts receivable                           1,869      (2,553)
             Inventories                                      19      (2,167)
             Other current assets                           (254)        (63)
             Accounts payable                                530         887
             Income taxes payable                           (538)        509
             Accrued expenses                                (79)        443
                                                        --------    --------
                 Net cash provided (used)
                   by operating activities                 4,073        (982)

CASH FLOWS FROM INVESTING ACTIVITIES:
        Maturities of marketable securities                8,146       1,057
        Purchases of marketable securities               (15,500)       (807)
        Additions to equipment and furnishings            (1,624)       (357)
        Additions to patents                                 (60)        (12)
                                                        --------    --------
                 Net cash used by investing
                  activities                              (9,038)       (119)

CASH FLOWS FROM FINANCING ACTIVITIES:

        Proceeds from exercise of stock options              395         124
                                                        --------    --------
             Net cash provided (used) by financing
               activities                                    395         124

Decrease in cash and cash equivalents                     (4,570)       (977)
Cash and cash equivalents - beginning
        of period                                          8,718       1,428
                                                        --------    --------
Cash and cash equivalents - end of period               $  4,148    $    451
                                                        ========    ========


See the accompanying notes to interim financial statements.



                             CYBEROPTICS CORPORATION

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 1996


1.    INTERIM REPORTING:

The interim financial statements are unaudited; however, in the opinion of management, the interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results and balances for the interim periods.

The results of operations for the six-month period ended June 30, 1996 do not necessarily indicate the results to be expected for the full year. These statements should be read in conjunction with the Company's financial statements and notes thereto, contained in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.



2.     STOCK REPURCHASE:

In June 1996, the Company announced that its board of directors approved the repurchase of up to 500,000 shares of CyberOptics' common stock. The shares will be repurchased from time to time in the open market or through negotiated transactions. Repurchased shares will be utilized for employee compensation plans and other corporate purposes.



3.     INVENTORIES (IN THOUSANDS):

                                          June 30,         Dec. 31,
                                            1996             1995
                                         (unaudited)
                                           ------           ------
         Raw materials                     $2,811           $3,172
         Work in process                      539              608
         Finished goods                       444               94
                                           ------           ------
             Total inventories             $3,794           $3,874
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


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The following Management's Discussion and Analysis contains "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs relating to future events, including statements regarding levels of orders, marketing and research and development expenses, taxation levels, the sufficiency of cash to meet operating expenses, needs for capital expenditures and the ability to continue to price foreign transactions in U.S. currency. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

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




                              RESULTS OF OPERATIONS

The table below lists certain financial data expressed as a percentage of revenues for the periods ended June 30, 1996 and 1995.



                                Three Months Ended    Six Months Ended
                                      June 30,            June 30,
                                    1996   1995         1996   1995
                                    ----   ----         ----   ----
Revenues                            100%   100%         100%   100%

Gross margin                         50%    53%          52%    54%

Research and development expenses    21%    14%          18%    15%

Selling, general and
    administrative expenses          24%    17%          23%    20%

Income from operations                5%    22%          12%    19%

Net income                            9%    15%          13%    13%




REVENUES

Revenues increased 38.4% to $16.3 million during the six month period ended June 30, 1996 compared to $11.8 million for the comparable period in 1995. For the second quarter of 1996, revenues increased 7.9% to $7.8 million from $7.2 million in 1995. Sensor revenues increased 47% to $11.6 million during the six months ended June 30, 1996 from the comparable period in 1995, and 21% to $5.8 million for the second quarter of 1996 compared to the second quarter of 1995. The primary reason for this increase was increased unit shipments of LaserAlign to OEM customers such as Philips Electronics, N.V. ("Philips") and Juki Corporation ("Juki"). Philips and Juki accounted for approximately 23% and 24%, respectively, of the Company's revenues during the six month period ended June 30, 1996, and 15% and 38% of revenue for the second quarter of 1996. The Company's five principal OEM sensor customers accounted for approximately 65% of revenue for the six months ended June 30, 1996 and 68% for the second quarter of 1996.

The level of orders for shipments in the remainder of 1996 from several OEM customers, including Philips, decreased significantly during the second quarter of 1996. The Company believes that second quarter revenue levels and a decrease in the order rate from OEM customers and a resulting decrease in backlog at June 30, 1996 are the result of weakness in capital expenditures in the electronics industry. This weakness appears to be due in part to the utilization of excess capacity and inventory accumulated during the industry expansion of the past two years, as worldwide demand for electronic components expanded. The Company anticipates that the effect of this industry weakness on CyberOptics will be significant and will affect its business and order rates for the next several quarters.

System revenues increased 5% to $4.1 million during the six months ended June 30, 1996 from a comparable period in 1995, but decreased 33% to $1.6 million for the second quarter of 1996 compared to the second quarter of 1995. The decrease in systems revenue during the second quarter is primarily the result of reduced shipments of the CyberSentry.

International revenues comprised 70% and 60% of total revenues during the six months ended June 30, 1996 and 1995, and 73% and 60% of total revenues during the second quarter of 1996 and 1995. Substantially all of the Company's international export sales are negotiated, invoiced and paid in U.S. dollars.

COST OF REVENUES

Cost of revenues increased as a percent of total revenues to 48% during the six month period ended June 30, 1996 compared to 46% during the comparable period in 1995. For the second quarter of 1996, cost of revenue was 50% of total revenue compared to 47 % in 1995. This increase in cost of revenues is primarily the result of the Company continuing to expand its program of using third party manufacturers for the production of certain component parts. As part of this program, the Company has sold portions of its existing inventory at or about cost, which had the effect of increasing cost of revenues during the first two quarters of 1996. In addition, the increase is partially due to volume price reductions given to significant OEM customers as they reach certain agreed shipment volume targets.


RESEARCH AND DEVELOPMENT

Net research and development expenses increased 66% to $2.9 million during the six month period ended June 30, 1996 compared to $1.8 million during the comparable period in 1995. For the second quarter of 1996, expenses have increased 56% to $1.6 million from the comparable period in 1995. As a percentage of revenue, expenses have increased from 15% in 1995 to 18% in 1996 during the six months ended June 30, and for the second quarter have increased from 14% in 1995 to 21% in 1996. Research and development expenses during the six month period ended June 30, 1996 focused primarily on development of a new HiVision sensor for measurement of three dimensional objects such as Flip Chip and BGA components, completion of CyberScan Cobra and enhancements to existing product lines such as CyberSentry and LaserAlign. The Company anticipates that the dollar level of expenditures in research and development will remain fairly flat for the remainder of 1996.

Customer funded research and development is deferred and recognized as a reduction in research and development expenses as costs are incurred. During the six months ended June 30, 1996, $475,000 of customer funded research and development was recognized as a reduction of research and development expense.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 58% to $3.7 million during the six month period ended June 30, 1996 compared to $2.3 million during the comparable period in 1995. For the second quarter of 1996, selling, general and administrative expenses increased 51% to $1.9 million compared to $1.2 million in 1995. As a percentage of revenue, expenses have increased from 20% in 1995 to 23% in 1996 for the six months ended June 30, and from 17% in 1995 to 24% in 1996 for the second quarter. The increase in selling, general and administrative expenses is primarily the result of additional resources added to support increased revenues, additional legal costs related to the suit against Yamaha Motor Company, Ltd., a $160,000 reserve established to cover the estimated loss relating to subleasing the Company's old facility and additional costs associated with moving to the Company's new operating facility.


EFFECTIVE TAX RATE

The Company applied an effective rate of 31% during the six months ended June 30, 1996 and 1995. Benefits from the Company's foreign sales corporation were primarily responsible for reducing the effective tax rate below the statutory federal rate in 1996.

ORDER RATE AND BACKLOG

CyberOptics' order rate totaled $13.0 million during the six months ended June 30, 1996 compared to $15.6 million during the same period in 1995. For the second quarter of 1996, the order rate totaled $5.4 million compared to $8.2 million in 1995. Backlog totaled $3.6 million and $6.4 million at June 30, 1996 and 1995, respectively. The scheduled shipment of the June 30, 1996 backlog is as follows (In thousands):


                 3rd Quarter 1996            $3,007
                 4th Quarter 1996               647
                                             ------
                      Total backlog          $3,654



LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased from $28.7 million as of December 31, 1995 to $22.4 million as of June 30, 1996, primarily as the result of the Company purchasing long-term marketable securities with funds generated from operations and received from the secondary public offering completed in 1995. Marketable securities generally consist of U.S. Government or U.S. Government backed obligations with maturities of 3 years or less. Included in working capital is cash and cash equivalents and short-term marketable securities of $14.1 million and $18.9 million as of June 30, 1996 and December 31, 1995, respectively. Additionally, at June 30, 1996, the Company had long-term marketable securities (those with maturities greater than one year) of $28.5 million.

The Company generated $4.1 million in cash from operations during the first 6 months of 1996, primarily due to net income of $2.1 million and a decrease in accounts receivable of $1.9 million. The reduction in accounts receivable was primarily due to the timing of customer payments from sales recorded during the fourth quarter of 1995. Investing activities used $9.0 million primarily due to the purchase of marketable securities and $1.6 million in additions to equipment and furnishings. Equipment and furnishing purchases are primarily the result of the Company moving to its new operating facility during the second quarter of 1996.

In June 1996, the Company announced that its board of directors approved the repurchase of up to 500,000 shares of CyberOptics' common stock. The shares will be repurchased from time to time in the open market or through negotiated transactions. Repurchased shares will be utilized for employee compensation plans and other corporate purposes. In July and August 1996, the Company has repurchased 235,000 shares, at a cost of $3.0 million.

At the present time the Company has no material capital commitments, except as described above. The Company believes current working capital and anticipated funds from operations will be adequate for anticipated operating needs.


OTHER

In July 1996, the Company announced that it will make a significant effort to reduce operating expenses, which included a reduction in workforce. The reduction is expected to produce annual expense reductions of approximately $1.0 million, and is primarily focused on production and administrative areas of the Company. In addition, the reduction is expected to result in a charge of approximately $150,000 (or $.02 per share) in the third quarter of 1996.



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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of CyberOptics Corporation was held at 3:30 p.m. on Tuesday, May 14, 1996. Shareholders holding 4,894,227 shares, or approximately 86.5% of the outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

a.       Election of Directors

         The following nominees were elected to serve as members of the Board of Directors until the annual meeting of shareholders in 1997 or until such time as a successor may be elected:


                                         TABULATION OF VOTES
                                         -------------------
                                        FOR            WITHHELD
                                        ---            --------

          Steve K. Case              4,766,106          128,121

          Alex B. Cimochowski        4,766,406          127,821

          George E. Kline            4,766,206          128,021

          Steven M. Quist            4,765,415          128,812

          P. June Min                4,766,266          127,961

          Erwin A. Kelen             4,765,901          128,326


b.       Approval of amendment to Restated Stock Option Plan

         Shareholders approved an amendment to the Company's Restated Stock Option Plan increasing the number of shares of common stock reserved for issuance thereunder by 400,000 shares by a vote of 3,205,786 shares in favor, 511,809 shares against, 16,150 shares abstained and 1,160,482 shares not voted.

c.       Approval of amendment to Articles of Incorporation

         Shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of shares of common stock reserved for issuance to 25,000,000 shares by a vote of 3,151,485 shares in favor, 1,722,251 shares against, 13,791 shares abstained and 6,700 shares not voted.


ITEM 6 - EXHIBITS AND REPORTS ON 8-K

a.   Exhibits

         Exhibit 27--Financial Data Schedule (For SEC use only)

         Exhibit 99--Forward Looking Statements Cautionary Statement

b.   Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30,
         1996




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


Dated:  August 12, 1996