Form 10-Q
period 1996-09-30
CYBEROPTICS CORP
filed 1996-11-14
CIK 768411

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Check One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1996

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

              5900 Golden Hills Drive, Minneapolis, Minnesota 55416
                    (Address of principal executive offices)

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

         Yes __X__ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At September 30, 1996, 5,381,505 shares of the issuer's Common Stock, no par value, were outstanding.



PART I.  FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS


                             CYBEROPTICS CORPORATION
                                 BALANCE SHEETS
                                 (In thousands)

                                                             SEPT. 30,  DEC. 31,
                                                               1996       1995
                                                           (UNAUDITED)
--------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                     $ 5,911    $ 8,718
Marketable securities, at cost                                 10,000     10,146
Accounts receivable, net                                        4,307      8,514
Inventories                                                     4,225      3,874
Other current assets                                            1,592      1,473
                                                              -------    -------
             Total current assets                              26,035     32,725
Marketable securities, at cost                                 23,500     21,000
Equipment and furnishings, net                                  2,610        943
Capitalized patent costs, net                                      86         72
                                                              -------    -------
             Total assets                                     $52,231    $54,740
                                                              =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                              $ 1,056    $   737
Income taxes payable                                              206        898
Accrued expenses                                                1,792      2,368
                                                              -------    -------

             Total current liabilities                          3,054      4,003
Commitments and Contingency
Stockholders' equity:
      Preferred stock, no par value, 5,000 shares
        authorized, none outstanding
     Common stock, no par value, 10,000 shares
       authorized at December 31,1995 and 25,000
       at Sept. 30, 1996, 5,382 and 5,612 shares issued
       and outstanding, respectively                           39,334     42,658
      Retained earnings                                         9,843      8,079
                                                              -------    -------
             Total stockholders' equity                        49,177     50,737
                                                              -------    -------
             Total liabilities and stockholders' equity       $52,231    $54,740
================================================================================
SEE THE ACCOMPANYING NOTES TO INTERIM FINANCIAL STATEMENTS.


                             CYBEROPTICS CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                    THREE MONTHS ENDED SEPT. 30,
                                                             1996           1995
--------------------------------------------------------------------------------
Revenues                                                 $  5,025       $  8,196
Cost of revenues                                            2,644          3,821
                                                         --------       --------
     Gross margin                                           2,381          4,375
Research and development expenses                           1,474          1,016
Selling, general and administrative expenses                2,009          1,439
                                                         --------       --------
     Income (loss) from operations                         (1,102)         1,920
Interest income                                               593             58
                                                         --------       --------
     Income (loss) before income taxes                       (509)         1,978
Provision for income taxes                                   (153)           671
                                                         ========       ========
     Net income (loss)                                   ($   356)      $  1,307
                                                         ========       ========
     Net income (loss) per share                         ($  0.06)      $   0.27
                                                         ========       ========
Weighted average common and
     common equivalent shares                               5,526          4,863
================================================================================

                                                     NINE MONTHS ENDED SEPT. 30,
                                                             1996           1995
--------------------------------------------------------------------------------
Revenues                                                 $ 21,350       $ 19,991
Cost of revenues                                           10,448          9,256
                                                         --------       --------
     Gross margin                                          10,902         10,735
Research and development expenses                           4,410          2,786
Selling, general and administrative expenses                5,703          3,781
                                                         --------       --------
     Income from operations                                   789          4,168
Interest income                                             1,775            116
                                                         --------       --------
     Income before income taxes                             2,564          4,284
Provision for income taxes                                    800          1,380
                                                         --------       --------
     Net income                                          $  1,764       $  2,904
                                                         ========       ========
     Net income per share                                $   0.30       $   0.61
                                                         ========       ========
Weighted average common and
     common equivalent shares                               5,790          4,788
================================================================================
SEE THE ACCOMPANYING NOTES TO INTERIM FINANCIAL STATEMENTS.


                             CYBEROPTICS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (In thousands)

                                                     NINE MONTHS ENDED SEPT. 30,
                                                             1996         1995
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                        $  1,764     $  2,904
        Adjustments to reconcile net income to
          net cash provided (used) by operating
          activities:
          Depreciation and amortization                        549          294
          Provision for losses on accounts receivable            8           22
          Provision for losses on inventories                  109          176
          Changes in operating assets and
                 liabilities:
                 Accounts receivable                         4,199       (2,903)
                 Inventories                                  (460)      (3,109)
                 Other current assets                         (119)        (374)
                 Accounts payable                              319          292
                 Income taxes payable                         (692)         565
                 Accrued expenses                             (576)       1,167
                                                          --------     --------
                     Net cash provided (used)
                       by operating activities               5,101         (966)

CASH FLOWS FROM INVESTING ACTIVITIES:
        Maturities of marketable securities                 13,146        1,357
        Purchases of marketable securities                 (15,500)     (15,769)
        Additions to equipment and furnishings              (2,168)        (648)
        Additions to patents                                   (62)         (13)
                                                          --------     --------
                     Net cash used by investing
                      activities                            (4,584)     (15,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of common stock, net
          of offering costs                                              37,391
        Proceeds from exercise of stock options                418          326
        Proceeds from issuance of common stock
          under Employee Stock Purchase Plan                   181          148
        Repurchase of common stock                          (3,923)
                                                          --------     --------
                 Net cash provided (used) by financing
                   activities                               (3,324)      37,865

Increase (Decrease) in cash and cash equivalents            (2,807)      21,826
Cash and cash equivalents - beginning
        of period                                            8,718        1,428
                                                          --------     --------
Cash and cash equivalents - end of period                 $  5,911     $ 23,254
===============================================================================
SEE THE ACCOMPANYING NOTES TO INTERIM FINANCIAL STATEMENTS.


                             CYBEROPTICS CORPORATION

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996


1.    INTERIM REPORTING:

The interim financial statements are unaudited; however, in the opinion of management, the interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results and balances for the interim periods.

The results of operations for the nine-month period ended September 30, 1996 do not necessarily indicate the results to be expected for the full year. These statements should be read in conjunction with the Company's financial statements and notes thereto, contained in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

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


3.     INVENTORIES (IN THOUSANDS):

                                                        Sept. 30,       Dec. 31,
                                                         1996             1995
                                                      (unaudited)
                                                      --------------------------
         Raw materials                                $  3,144         $  3,172

         Work in process                                   570              608

         Finished goods                                    511               94
                                                      --------         --------
               Total inventories                      $  4,225         $  3,874
                                                      ========         ========


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

The following is management's discussion and analysis of certain significant factors that have affected the Company's results and financial position during the periods included in the accompanying financial statements. This discussion should be read in conjunction with the financial statements and associated notes.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The following Management's Discussion and Analysis contains "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs relating to future events, including statements regarding levels of orders, cost of revenues as a percent of revenues, marketing and research and development expenses, taxation levels, the sufficiency of cash to meet operating expenses and the ability to continue to price foreign transactions in U.S. currency. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

         -- The cyclical nature of capital expenditures in the electronics industry;

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


                              RESULTS OF OPERATIONS


The table below lists certain financial data expressed as a percentage of revenues for the periods ended September 30, 1996 and 1995.



                                           Three Months Ended  Nine Months Ended
                                                Sept. 30,          Sept. 30,
                                            1996       1995      1996       1995
                                         ---------------------------------------


Revenues                                     100%       100%      100%      100%

Gross margin                                  47%        53%       51%       54%

Research and development expenses             29%        12%       21%       14%

Selling, general and

    administrative expenses                   40%        18%       26%       19%

Income (loss) from operations                (22)%       23%        4%       21%

Net income (loss)                             (7)%       16%        8%       15%


REVENUES

Revenues increased 7% to $21.3 million during the nine month period ended September 30, 1996 compared to $20.0 million for the comparable period in 1995. For the third quarter of 1996, revenues decreased 39% to $5.0 million from $8.2 million in 1995. The increase in revenue for the nine month period in 1996 compared to 1995 reflects primarily lower levels of revenue during the first half of 1995 as the CyberSentry was newly introduced in its commercial form and prior to record purchases of the Company's LaserAlign product by OEMs in the second half of 1995. The decrease in third quarter revenue relative to 1995 is primarily a result of considerable weakness in the electronics industry in 1996, the principal market for the Company's products.

Sensor revenues increased 6% to $14.9 million during the nine months ended September 30, 1996 from the comparable period in 1995, but decreased 45% to $3.3 million for the third quarter of 1996 compared to the third quarter of 1995. Sensor revenues are primarily dependent on the shipment levels of the Company's LaserAlign and Laser Lead Locator products to several large OEM customers, and the significant decline in revenue in the third quarter reflects decreased purchases by such OEM customers. The customer whose purchases constituted 28.9% of the Company's revenue in the third quarter of 1995 purchased no product in the third quarter of 1996. Although some OEM customers have increased their order rates in 1996, overall sensor sales were down. The Company's five principal OEM sensor customers accounted for approximately 62% of revenue for the nine months ended September 30, 1996 and 55% for the third quarter 1996.

System revenues increased 2% to $5.3 million during the nine months ended September 30, 1996 from the comparable period in 1995, but decreased 10% to $1.5 million for the third quarter of 1996 compared to the third quarter of 1995. The decrease in systems revenue during the third quarter is due to a decline in the level of revenue from both the CyberSentry and other systems manufactured by the Company.

The Company believes that third quarter revenue levels and the decrease in backlog at September 30, 1996 as compared to the year earlier period are the result of weakness in capital expenditures in the electronics industry. This weakness appears to be due in part to the utilization of excess capacity and inventory accumulated during the industry expansion of the past two years, as worldwide demand for electronic components expanded. Industry conditions have had a more significant effect on the level of sensor shipments and orders, as volume levels from several OEM customers, including Philips, are down significantly. The Company also believes that these conditions are having a negative effect on system revenue levels. Although the Company expects to see some improvement in the level of shipments in the fourth quarter of 1996 as compared to the third quarter, revenues are expected to be significantly lower than the record levels achieved in the fourth quarter of 1995. In addition, the effect of this industry weakness on CyberOptics will be significant and will affect its business and order rates for the next several quarters.

International revenues comprised 70% and 66% of total revenues during the nine months ended September 30, 1996 and 1995, and 72% and 75% of total revenues during the third quarter of 1996 and 1995. Substantially all of the Company's international export sales are negotiated, invoiced and paid in U.S. dollars.


COST OF REVENUES

Cost of revenues increased as a percent of total revenues to 49% during the nine month period ended September 30, 1996 compared to 46% during the comparable period in 1995. For the third quarter of 1996, cost of revenue was 53% of total revenue compared to 47 % in 1995. The increase in cost of revenues during the third quarter is primarily due to reduced revenues levels, and the resulting lower base over which to spread the fixed component of cost of revenues. The increase for the nine month period is due primarily to revenue levels and the Company's program of using third party manufacturers for the production of certain component parts. As part of this program, the Company has sold portions of its existing inventory to third party manufacturers at or about cost, which had the effect of increasing cost of revenues during the first three quarters of 1996.

During the third quarter the Company made a significant effort to reduce costs and bring its cost structure more in line with current and anticipated revenue levels by implementing a 12% workforce reduction. The production areas were significantly effected by this reduction which will reduce the fixed dollar level of costs of revenue in future quarters. However, even with these reductions, the Company does not anticipate the gross margin percentage returning to levels reported in prior periods until revenue levels show significant improvement.


RESEARCH AND DEVELOPMENT

Net research and development expenses increased 58% to $4.4 million during the nine month period ended September 30, 1996 compared to $2.8 million during the comparable period in 1995. For the third quarter of 1996, expenses have increased 45% to $1.5 million from the comparable period in 1995. As a percentage of revenue, expenses have increased to 21% during the nine months ended September 30, 1996 from 14% during the comparable period in 1995 and to 29% in the quarter ended September 30, 1996 from 12% in the comparable period in 1995. Research and development expenses during the nine month period ended September 30, 1996 focused primarily on development of a new HiVision sensor for measurement of three dimensional objects such as Flip Chip and BGA components, completion of CyberScan Cobra, introduced commercially in the third quarter of 1996, and enhancements to existing product lines such as CyberSentry and LaserAlign. Although the Company has reduced research and development expenses from planned levels, it believes that expenditures in this area will continue to be necessary to maintain its market position. The Company anticipates that the dollar level of expenditures in research and development will remain fairly flat for the remainder of 1996.

Customer funded research and development is deferred and recognized as a reduction in research and development expenses as costs are incurred. During the nine months ended September 30, 1996, $740,000 of customer funded research and development was recognized as a reduction of research and development expense.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 51% to $5.7 million during the nine month period ended September 30, 1996 compared to $3.8 million during the comparable period in 1995. For the third quarter of 1996, selling, general and administrative expenses increased 40% to $2.0 million compared to $1.4 million in 1995. As a percentage of revenue, expenses have increased from 19% in 1995 to 27% in 1996 for the nine months ended September 30, and from 18% in 1995 to 40% in 1996 for the third quarter. The increase in selling, general and administrative expenses is primarily the result of legal costs related to the suit against Yamaha Motor Company, Ltd., additional costs associated with moving to the Company's new operating facility, reserves established to cover the estimated loss relating to subleasing the Company's old facility and severance costs incurred in the third quarter relating to the workforce reduction. The workforce reduction included selling, general and administrative resources, and will result in reduced expense levels in future periods.


EFFECTIVE TAX RATE

The Company applied an effective rate of 31% during the nine months ended September 30, 1996 and 32% during the same period in 1995. Benefits from the Company's foreign sales corporation were primarily responsible for reducing the effective tax rate below the statutory federal rate in 1996.


ORDER RATE AND BACKLOG

CyberOptics' order rate totaled $18.3 million during the nine months ended September 30, 1996 compared to $24.7 million during the same period in 1995. For the third quarter of 1996, the order rate totaled $5.2 million compared to $9.0 million in 1995. Backlog totaled $3.9 million and $6.9 million at September 30, 1996 and 1995, respectively. The scheduled shipment of the September 30, 1996 backlog is as follows (In thousands):


                           4th Quarter 1996                $2,816
                           1st Quarter 1997                   169
                           2nd Quarter 1997                   880
                                                           ------

                              Total backlog                $3,865


LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased from $28.7 million as of December 31, 1995 to $23.0 million as of September 30, 1996, primarily as the result of the Company purchasing long-term marketable securities, repurchasing common stock and investing in fixed assets additions for its new operating facility and other strategic needs. Funds used were generated from operations and from the secondary public offering completed in 1995. Marketable securities generally consist of U.S. Government or U.S. Government backed obligations with maturities of 3 years or less. Included in working capital is cash and cash equivalents and short-term marketable securities of $15.9 million and $18.9 million as of September 30, 1996 and December 31, 1995, respectively. Additionally, at September 30, 1996, the Company had long-term marketable securities (those with maturities greater than one year) of $23.5 million.

The Company generated $5.1 million in cash from operations during the first nine months of 1996, primarily due to net income of $1.8 million and a decrease in accounts receivable of $4.2 million. The reduction in accounts receivable was primarily due to the timing of customer payments from sales recorded during the fourth quarter of 1995, and reduced revenue levels in the third quarter of 1996. Investing activities used $4.6 million primarily due to the purchase of marketable securities and $2.2 million in additions to equipment and furnishings.

In June 1996, the Company announced that its board of directors approved the repurchase of up to 500,000 shares of CyberOptics' common stock. The shares were repurchased from time to time in the open market or through negotiated transactions. Repurchased shares will be utilized for employee compensation plans and other corporate purposes. As of November 8, 1996 the Company had repurchased all 500,000 shares, at a cost of approximately $6.3 million.

At the present time the Company has no material capital commitments. The Company believes current working capital and anticipated funds from operations will be adequate for anticipated operating needs.


OTHER

Changes in revenue levels have resulted from changes in units shipped and new product introductions. The Company believes that inflation has had no appreciable effect on operations. Substantially all of the Company's international sales are negotiated, invoiced and paid in U.S. dollars.



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


ITEM 6 - EXHIBITS AND REPORTS ON 8-K

a.   Exhibits

         Exhibit 27--Financial Data Schedule (For SEC use only)

         Exhibit 99--Forward Looking Statements Cautionary Statement

b.   Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1996


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 CyberOptics Corporation



                                                      /s/  John D. Beagan
                                                      -------------------
                           John D. Beagan, V.P. Operations and acting CFO
                                         (Principal Financial Officer and
                                                 Duly Authorized Officer)


Dated:  November  13, 1996