Form 10-K405
period 1996-12-31
CYBEROPTICS CORP
filed 1997-03-31
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    [x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange
        Act of 1934 for the Year Ended December 31, 1996.

    [ ] TRANSITION PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange
        Act of 1934 for the transition period from ______ to ______.

                          COMMISSION FILE NO. (0-16577)

                             CYBEROPTICS CORPORATION
             (Exact name of registrant as specified in its charter)

          Minnesota                                           41-1472057
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)


        5900 Golden Hills Drive
         Minneapolis, Minnesota                                55416
(Address of principal executive offices)                      (Zip Code)


                                 (612) 542-5000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

As of February 28, 1997, the aggregate market value of the registrant's Common Stock, no par value, held by nonaffiliates of the registrant was $82,918,000 (based on the closing sale price of common stock as of February 28, 1997 as quoted on the Nasdaq National Market).

As of February 28, 1997, there were 5,232,831 shares of the registrant's Common Stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The Responses to items 5, 6, 7 and 8 herein are incorporated by reference to certain information in the Company's Annual Report to Shareholders for the year ended December 31, 1996. The responses to items 10, 11, 12 and 13 herein are incorporated by reference to certain information in the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 8, 1997.


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

        The Company was founded in 1984 by Dr. Steven Case, a professor researching and teaching optical engineering at the University of Minnesota, to commercialize technology for non-contact three-dimensional sensing systems. During the first year and one-half of its existence, the Company performed primarily custom contracting work through Dr. Case. In 1985, the Company received a $1.5 million development grant from the Defense Advanced Research Projects Agency to develop sensor systems. The Company introduced its first commercial product, the Point Range Sensor, in 1986 and began producing full non-contact profiling systems used in general measurement applications, CAD-CAM and electronics inspection in 1987. The Company continued to expand its line of products and sensing systems for general applications through 1991.

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

        The results of the Company's operations have been particularly affected by the market acceptance of several custom sensors manufactured for original equipment manufacturers ("OEMs") during the past five years. Generating $3.2 million or less than 40% of revenue in 1992, these sensors contributed over $18.5 million or almost 61% of revenue in 1995. The Company also introduced new system products, including the CyberSentry system, during this period that contributed to revenue growth. Overall, the Company's revenue more than tripled from approximately $8.4 million in 1992 to a high of $30.5 million in 1995 and its net income increased by a multiple of 14 during this period.

        The Company's operations during 1995, in which its revenue doubled and net income tripled over the previous year, reflected the strength of global markets in microelectronics in 1995. Operations in 1996 reflect significant softening in that market and lower levels of capital equipment orders in the microelectronics industry. Starting in the second fiscal quarter, the level of orders from several of the Company's significant OEM customers slowed. The Company's largest OEM customer, which had accounted for 30% of the Company's revenue in 1995, placed no orders at all in the second half of 1996 as it, and several other of the Company's customers, worked to digest the large inventory of products they had purchased in anticipation of a more robust market in 1996.

        In response, the Company acted in July 1996 to reduce operating costs, decreasing employee headcount by approximately 12% and taking other cost reduction measures that resulted in a charge to earnings of $.02 per share in the third quarter. The decreased orders, combined with the workforce reduction costs and costs of ongoing litigation with Yamaha Motor Co., Ltd., caused the Company to report for its third fiscal quarter its first quarterly loss in over ten years.

         Quarterly results recovered somewhat during the fourth fiscal quarter of 1996, although not to the record levels of 1995. Orders of custom sensor products increased, providing early signs of some recovery in the microelectronics industry. Overall, the Company generated revenue of over $28 million during 1996, representing a decrease from the $30.5 million generated in 1995, but still substantially more than the $15.3 million generated in 1994. Management believes that much of the revenue growth in 1995 was a result of timing and over ordering by OEM's in anticipation of a growth rate in the industry that was not achieved.

        Although the Company continues to believe that long-term trends in the microelectronics industry are positive, it is working to expand and diversify its mix of business. Although most of the Company's development efforts are for additional applications in the electronics industry, it is also focusing on applications in other industries, including systems that may have application in ball grid array ("BGA") and flip chip inspection in the semiconductor industry and additional system level products for the general measurement market. Management believes that, with significant cash available from a public offering completed in 1995, the Company remains well positioned to take advantage of the growing need for quality control, particularly in the expanding electronics industry. The Company moved to a newly constructed 70,000 square foot production and headquarters facility in May 1996 that provides ample room for expansion of its operations.

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

        In addition to proprietary hardware designs that combine precision optics, various light sources, and multiple detectors, the Company's products incorporate high value-added software that controls the hardware, filters and converts raw data into application specific information, and automatically communicates this information to a host processor for ultimate use in process control. Software represents a significant portion of the CyberOptics research and development effort and distinguishes CyberOptics' intelligent sensors and systems from simpler data-gathering products.

In-Line Process Control--SMT:

        CYBERSENTRY. The CyberSentry system measures the deposition of solder paste after the first step of the SMT assembly process. Because of the small size of the components that must be placed on each pad of solder paste and the density of component placement on the circuit board, a significant amount of SMT assembly problems are related to the quality of solder paste deposition. Misplaced solder paste, excess or inadequate amounts of paste can lead to improper connections or bridges between leads causing an entire circuit board to malfunction.

        Introduced in a commercial format in the first quarter of 1995, the CyberSentry system is designed to be installed in existing automated production lines and to strike a balance between inspection of 100% of each circuit board and the off-line measurement devices used in quality control laboratories. The CyberSentry incorporates a sensor extended on a mechanical robot arm over the production line that measures the height, area and volume of solder paste pads. The CyberSentry can be retrofitted and integrated into most SMT production lines, providing real time process control immediately after a PCB leaves the screen printer and before component placement commences. During early 1997, the Company introduced an improved version of the CyberSentry capable of performing measurement tasks at a more rapid speed.

        Sales of the CyberSentry product accounted for approximately 15% and 12% of the Company's revenue for the years ended December 31, 1996 and December 31, 1995, respectively.

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

        The LaserAlign sensor is sold to original equipment manufacturers for incorporation into their component placement machines and is offered in several different configurations to satisfy the requirements of the different machines on which it is used. Revenue from sales the LaserAlign sensors has been a principal contributor to the growth of the Company during the past five years and accounted for 48%, 48% and 25% of the Company's revenue in the years ended December 31, 1996, 1995 and 1994, respectively.

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

        The Laser Lead Locator, like the LaserAlign, is sold to original equipment manufacturers for incorporation into their product offerings. Sales of the Laser Lead Locator constituted 13%, 13% and 16% of the Company's overall revenues during the years ended December 31, 1996, 1995 and 1994, respectively.

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

        CYBERSCAN COBRA, CYBERSCAN CX3 AND CYBERSCAN LV. CyberScan stations are complete height profiling systems capable of producing precise, two- and three-dimensional analysis of complex surfaces. The CyberScan Cobra is a portable and highly versatile scanning system that is roughly the size of and shape of a large clothing iron that incorporates the PRS and proprietary software. The CX3 and LV are stations that incorporate the Company's PRS or CyberGage mounted over a computer-controlled mechanical table with a personal computer and the Company's proprietary software. The CyberScan LV series of scanning stations, which incorporate the CyberGage sensors and video cameras, offers a unique quilting feature that allows the user to view and select test sites over a large area of a test object.

        LASER SECTION MICROSCOPE (LSM). The LSM is a low cost instrument for making height and registration measurement of screen printed solder paste during the assembly of electronic circuit boards. One of the principal advantages of the LSM is its ease of use--unskilled operators can make non-contact measurements with only minimal training. In February 1997, the Company introduced an updated version of the LSM, the LSM2, that has been completely redesigned to provide a Windows interface and allow multiple fields of view.

MARKETS AND CUSTOMERS

     A majority of the Company's products are currently sold in the microelectronics market, particularly the portion servicing manufacturers using SMT. The value of automation is high in this market because the products produced have high unit costs and are manufactured at speeds too high for effective human intervention. Moreover, the trend in these industries toward smaller devices with higher circuit densities and smaller circuit paths requires manufacturing and testing equipment capable of extremely accurate alignment and multidimensional measurement such as achieved using non-contact optical sensors. Customers in these industries, moreover, also employ knowledgeable engineers who are competent to work with computer-related equipment. The Company's Laser Lead Locator and LaserAlign products are sold to OEMs serving this market and the CyberSentry, LSM, CyberGage, and CyberScan systems are most often sold to manufacturers in this market. In addition, the Company's more generalized products, including the PRS, CyberGage and CyberScan products, are used in the general measurement and gauging, precision plastic manufacturing and computer aided design and manufacturing markets.

     The Company sells its products worldwide to many of the leading manufacturers of electronics and electronic equipment. The Company does not maintain foreign offices and therefore does not have sales originating from, or identifiable assets in, geographies other than the United States. The following table sets forth the percentage of the Company's total sales revenue represented by total export sales (sales for delivery to countries other than the United States, including sales delivered through distributors) by location during the past three years:

                                                    Year Ended December 31,
                                                 -----------------------------
                                                 1994         1995        1996
                                                 ----         ----        ----

      Asia.................................       30%          31%          51%

      Europe...............................       26%          35%          18%

      Other(1).............................        1%           1%           1%

(1) Includes export sales in North America, primarily export sales to Canada and Mexico, which were less than 1% of revenue during the three year period.

See Note 7 to the Company's Financial Statements contained on Page 19 of its Annual Report to Shareholders. Substantially all of the Company's export sales are negotiated, invoiced and paid in United States dollars. Accordingly, although changes in exchange rates do not effect the Company's revenue and income per unit, they can influence the willingness of customers to purchase units. To date, the Company has not experienced any significant change in customer buying patterns due to fluctuating exchange rates.

         Sales to three principal customers, Juki Corporation, Philips Electronics N.V and Panasonic Corporation, leading manufacturers of component placement machines in the Netherlands and Japan, constituted 28%, 14% and 10%, respectively, of total sales in 1996. Although no other customer generated more than 10% of the Company's revenues, sales to the Company's five largest OEM customers in the aggregate constituted 59% of such sales. The loss of any of such customers, or a substantial decrease in orders therefrom, could have a material adverse effect on the Company's results of operations.

SALES AND MARKETING

         The Company sells its products through a combination of direct sales staff and independent distributors. The Company maintains a direct sales staff at its headquarters in Minneapolis, Minnesota that call on large house accounts and that sell to OEM customers. The Company also has agreements with nine stocking distributors in North America who focus primarily on products sold to end-users. Most sales to international end-users of sensors and systems are made through 15 representatives and distributors covering Western Europe and the Pacific Rim.

         The Company markets its products through appearances at industry trade shows, advertising in industry journals and articles published in industry and technical journals. In addition, the Company's strategic relationships with customers serve as highly visible references.

BACKLOG

         CyberOptics products are typically shipped two weeks to four months after the receipt of an order. Since 1993, however, certain OEM customers have placed orders for delivery over as many as 12 months. Product backlog was $4.4 million at December 31, 1996 of which approximately $3.4 million is deliverable in the first quarter of 1997 and $1 million is deliverable in the second quarter of 1997. Although the Company's business is generally not of a seasonal nature, its sales may vary based on the capital procurement practices in the electronics industry. Historically, the Company's quarterly revenue has been largest in the last quarter of the year. The Company's scheduled backlog at any time may vary significantly based on the timing of orders from OEM customers. Accordingly, backlog may not be an accurate indicator of the Company's performance in the future.

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

          CyberOptics believes that continued and timely development of new products and enhancements to existing products is essential to maintaining its competitive position. The Company has committed and expects to continue to commit substantial resources to its research and development effort, which plays a critical role in maintaining and advancing its position as a leading provider of optical sensors and systems. CyberOptics' research and development efforts during 1996 were directed to increasing performance of its LaserAlign and CyberSentry products for use in process automation in electronics circuit board assembly, redesign of its Laser Section Microscope, completion of its CyberScan Cobra product for general measurement and gauging applications, and updating of its CyberScan products. In addition, a significant amount of research and development effort, funded by a customer, was expended on developing new technology for height mapping in the flip chip manufacturing process. There can be no assurances that such efforts, or any other research and development efforts of the Company, will be successful in producing products that respond effectively to technological changes or new product announcements by others.

          Research and development expenses were $5.9 million, $4.1 million and $2.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. These amounts represented 21%, 14% and 18% of revenues, respectively. Research and development expenses consist primarily of salaries, project materials and other costs associated with CyberOptics' ongoing product development and enhancement efforts.

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

         A variety of components used in the Company's products are available only from single sources and involve relatively long order cycles, in some cases over one year. Although the Company has located alternative sources for most of such components, use of those alternative components could require substantial rework of the Company's product designs, resulting in periods during which it could not satisfy customer orders. Further, although the Company believes it has identified alternative assembly contractors for most of its subassemblies, an actual change in such contractors would likely require a period of training and test. Accordingly, an interruption in a supply relationship or the production capacity of one or more of such contractors could result in the Company's inability to deliver one or more products for a period of several months. To help prevent delays in the shipment of its products, the Company maintains in inventory, or on scheduled delivery from suppliers, what it believes to be a sufficient amount of certain components based on forecasted demand (forecast extends a minimum of 6 months). Currently the Company has approximately 125 remaining detectors used in its PRS that are manufactured by a single supplier and have been discontinued by such supplier. The Company anticipates that this supply will be adequate to satisfy customer orders until the design and production of a replacement sensor is completed.

COMPETITION

         Although the Company believes that its products are unique, competitors offer technologies and systems that are capable of certain of the visual inspection and alignment functions performed by the Company's products. The Company faces competition from a number of companies in the machine vision, image processing and inspection systems market, some of which have greater manufacturing and marketing capabilities, and greater financial, technological and personnel resources. Potential competitors in these markets include Cognex Corporation, Robotic Visions Systems, Inc., View Engineering, Inc., ICOS Systems, GmbH and Keyence Incorporated. In addition, the Company may compete with the internal development efforts of its current and prospective customers. The Company believes that its sensors offer several advantages over competitive optical sensors and vision systems in terms of speed, flexibility, cost and ease of control. The Company's OEM products are typically very specialized in their applications. The Company believes that its OEM products compete favorably with other product alternatives based on the speed and accuracy of their performance, their price and certain technological advantages.

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

EMPLOYEES

         As of December 31, 1996, the Company had 165 full-time employees including 29 in sales and marketing and customer support, 61 in manufacturing and production engineering, 59 in research, development and engineering and 16 in finance, administration and information services at its headquarters in Minneapolis. To date, the Company has been successful in attracting and retaining qualified technical personnel, although there can be no assurance that this success will continue. None of the Company's employees are covered by collective bargaining agreements or are members of a union.

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

         As the number of its products increases and the functionality of those products expands, the Company believes that it may become increasingly subject to attempts to duplicate its proprietary technology and to infringement claims. In some geographic markets, it is the practice of companies to engage in "patent flooding" by seeking patent protection for multiple functional applications that are incremental rather than technological advances. Yamaha Motor Company, Ltd. has filed a number of patent applications in Japan, Europe and other parts of Asia, and received five patents in the United States that the Company believes are based on inventions by the Company and the Company is currently seeking to invalidate or receive an assignment of such United States patents, see "Item 3. Legal Proceedings" below. Further, certain individuals have claimed United States patent protection of extremely broad techniques and have notified customers of the Company that any use of products that employ such techniques would be infringing and require a license. Although the Company believes that none of the products purchased by those customers employ such techniques, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion will not require the Company to enter into a royalty arrangement or result in costly litigation.

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

ITEM 2. PROPERTIES

         As of September 1, 1995, the Company executed a lease agreement for, and in May 1996 moved into, a 70,000 square foot mixed office and warehouse facility built to its specifications in Golden Valley, Minnesota. The lease, which is on a triple net basis for a ten year term with two three year renewal options, provides for rental payments at approximately $7.50 per square foot initially, increasing to $8.50 per square foot (currently approximately $581,000 per year). The Company, which holds an option to lease adjoining space, anticipates that the property will be adequate for its needs for the foreseeable future.

         The Company has sublet its former facility, which is under lease to the Company through October 1999, for the remaining term of the lease. The Company charged the difference between the sublease rentals and lease payments ($160,000) to expense during 1996.

ITEM 3. LEGAL PROCEEDINGS

         In January 1996, the Company filed suit in federal court in Minnesota against Yamaha Motor Company, Ltd. of Japan for fraud and theft of technology related to the LaserAlign sensor and its applications. The Company is asking the federal court to reassign or to invalidate two United States patents that Yamaha obtained by falsely claiming to be the inventor of CyberOptics' technology, to award CyberOptics damages for the harm Yamaha's patents have already done, and to order Yamaha to stop filing additional patents relating to CyberOptics' inventions. In August 1996, the court dismissed Yamaha's motion to dismiss the suit and ordered Yamaha to respond to CyberOptic's discovery requests. In early 1997, Yamaha's appeal of the court's ruling was dismissed. Yamaha filed its answer to CyberOptic's complaint and asserted several counterclaims in March 1997. Although CyberOptics would prefer to settle this dispute amicably, it intends to vigorously pursue and enforce its intellectual property rights.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of 1996.


                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information contained under the caption "Common Stock Information" on page 20 of the Company's 1996 Annual Report to Shareholders (hereafter the "Annual Report") is hereby incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information under the caption "Five-Year Financial Summary" on page 20 of the Annual report is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in the Annual Report on pages 8 to 10 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements included in the Annual Report on pages 11 to 19 are hereby incorporated by reference:

                  Consolidated Balance Sheets as of December 31, 1996 and 1995

                  Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

                  Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

                  Notes to the Consolidated Financial Statements

                  Report of Independent Accountants.

         The supplementary financial information set forth under the caption Quarterly Financial Information on page 20 of the Annual Report is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  NONE.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the heading "Election of Directors--Nominees and --Executive Officers" and "Shares Outstanding" of the Company's definitive proxy statement for its annual meeting of shareholders to be held May 8, 1997 (hereafter, the "Proxy Statement"), is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information under the heading "Election of Directors--Compensation of Directors," and "Executive Compensation" of the Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the heading "Shares Outstanding" of the Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading "Election of Directors--Compensation of Directors," of the Proxy Statement is hereby incorporated by reference.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements:  See Item 8 to this Form 10-K.

(a)(2) Financial Statement Schedules: Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 1996, 1995 and 1994, and the report of Coopers & Lybrand L.L.P. thereon are attached as Item 14(d).

(a)(3)   LIST OF EXHIBITS

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

         10.4 Lease Agreement between MEPC American Properties, Inc. and the Company dated September 15, 1995 (Incorporated by reference to
                  Exhibit 10 of the Company's Form 10-QSB for the quarter ended September 30, 1995).


         13.0 Pages 8 through 20 of the Company's 1996 Annual Report to Shareholders.

         16.0 Letter regarding change in Independent Accountant (Incorporated by reference to Exhibit 16.0 of the Company's Form 8-K filed July 14, 1994.)

         23.1     Consent of Coopers & Lybrand L.L.P.

         27.0     Financial Data Schedule (For SEC use only)

(b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K have been filed for the quarter ended December 31, 1996.


(d)      FINANCIAL STATEMENT SCHEDULES:



                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
CyberOptics Corporation


Our report on the consolidated financial statements of CyberOptics Corporation has been incorporated by reference in this Form 10-K from page 19 of the 1996 Annual Report to Stockholders of CyberOptics Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 of Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                          COOPERS & LYBRAND L.L.P.

Minneapolis, Minnesota
February 6, 1997



SCHEDULE II

                             CYBEROPTICS CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                            Balance at          Charged to                             Balance
                                           Beginning of          Costs and                            at end of
Description                                   Period             Expenses          Deductions          Period

Allowance for doubtful accounts:

   Year ended December 31, 1996           $     100,000       $       8,339     $        17,227 (1)  $  125,566

   Year ended December 31, 1995           $      50,000       $      52,283     $        (2,283)(1)  $  100,000

   Year ended December 31, 1994           $      30,000       $      73,000     $       (53,000)(1)  $   50,000

(1)  Write-off of trade accounts receivable, net of bad debt recoveries.




                                            Balance at          Charged to                             Balance
                                           Beginning of          Costs and                            at end of
Description                                   Period             Expenses          Deductions          Period

Reserve for Obsolete inventory:

   Year ended December 31, 1996           $     500,000       $     297,967     $     (323,121)      $  474,846

   Year ended December 31, 1995           $     140,000       $     465,694     $     (105,694)      $  500,000

   Year ended December 31, 1994           $     140,000       $     123,676     $     (123,676)      $  140,000


(2)  Write-off of obsolete inventory.






                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CYBEROPTICS CORPORATION


Dated: March 26, 1997                       By /s/ STEVEN K. CASE
                                               -----------------
                                                   Steven K. Case,
                                                   President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                              Title                      Date


/s/STEVEN K. CASE          President (Principal           March 26, 1997
Steven K. Case             Executive Officer)

/s/ALEX B. CIMOCHOWSKI     Director                       March 26, 1997
Alex B. Cimochowski

/s/GEORGE E. KLINE         Director                       March 26, 1997
George E. Kline

/s/STEVEN M. QUIST         Director                       March 26, 1997
Steven M. Quist

/s/P. JUNE MIN             Director                       March 26, 1997
P. June Min

/s/ERWIN KELEN             Director                       March 26, 1997
Erwin Kelen

/s/ JOHN D. BEAGAN         Vice President--Operations     March 26, 1997
John D. Beagan             (acting Principal Financial
                           Officer)

/s/SCOTT LARSON            Controller                     March 26, 1997
Scott Larson               (Principal Accounting
                           Officer)