Form 10-Q
period 1997-03-31
CYBEROPTICS CORP
filed 1997-05-15
CIK 768411

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Check One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997



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

                                 (612) 542-5000
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes _X_  No__

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

At April 30, 1997, 5,200,499 shares of the issuer's Common Stock, no par value, were outstanding.



PART I.  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                             CYBEROPTICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                          MARCH 31,  DEC. 31,
                                                                             1997      1996
                                                                         (UNAUDITED)
                                                                           -------   -------
ASSETS
Cash and cash equivalents                                                  $ 2,898   $ 3,453
Marketable securities                                                       18,689    21,356
Accounts receivable, net                                                     4,838     5,031
Inventories                                                                  4,524     3,768
Other current assets                                                         1,215     1,635
                                                                           -------   -------
                    Total current assets                                    32,164    35,243
Marketable securities                                                       15,967    12,500
Equipment and furnishings, net                                               2,449     2,495
Capitalized patent costs, net                                                   80        78
                                                                           -------   -------
                    Total assets                                           $50,660   $50,316
                                                                           =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                           $ 1,236   $ 1,191
Income taxes payable                                                           508       233
Accrued expenses                                                             1,247     1,424
                                                                           -------   -------
                    Total current liabilities                                2,991     2,848
Commitments and Contingencies
Stockholders' equity:
      Preferred stock, no par value, 5,000 shares
        authorized, none outstanding
     Common stock, no par value, 25,000 shares
       authorized, 5,194 and 5,612 shares issued
       and outstanding, respectively                                        36,821    37,209
      Retained earnings                                                     10,848    10,259
                                                                           -------   -------
                    Total stockholders' equity                              47,669    47,468
                                                                           -------   -------
                    Total liabilities and stockholders' equity             $50,660   $50,316
                                                                           =======   =======


SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS






                             CYBEROPTICS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                           THREE MONTHS ENDED MARCH 31,
                                                  1997       1996
                                                 ------     ------
Revenues                                         $7,080     $8,513
Cost of revenues                                  3,374      3,909
                                                 ------     ------
     Gross margin                                 3,706      4,604
Research and development expenses                 1,426      1,301
Selling, general and administrative expenses      1,909      1,813
                                                 ------     ------
     Income from operations                         371      1,490
Interest income                                     493        571
                                                 ------     ------
     Income before income taxes                     864      2,061
Provision for income taxes                          275        640
                                                 ======     ======
     Net income                                  $  589     $1,421
                                                 ======     ======
     Net income per share                        $ 0.11     $ 0.24
                                                 ======     ======
Weighted average common and
     common equivalent shares                     5,440      5,932
                                                 ======     ======

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.





                             CYBEROPTICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                    THREE MONTHS ENDED MARCH 31,
                                                         1997          1996
                                                       --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                     $    589      $  1,421
        Adjustments to reconcile net income to
          net cash provided by operating
          activities:
          Depreciation and amortization                     219           132
          Provision for losses on inventories                32            61
          Changes in operating assets and
             liabilities:
             Accounts receivable                            193         2,107
             Inventories                                   (788)          158
             Other current assets                           420          (331)
             Accounts payable                                45           349
             Income taxes payable                           275            13
             Accrued expenses                              (177)         (687)
                                                       --------      --------
                 Net cash provided
                   by operating activities                  808         3,223

CASH FLOWS FROM INVESTING ACTIVITIES:
        Maturities of marketable securities              21,500         5,146
        Purchases of marketable securities              (22,300)      (10,500)
        Additions to equipment and furnishings             (159)         (318)
        Additions to patents                                (16)          (44)
                                                       --------      --------
                 Net cash used by investing
                  activities                               (975)       (5,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from exercise of stock options             173           242
        Repurchase of common stock                         (561)          -
                                                       --------      --------
             Net cash provided (used) by financing
               activities                                  (388)          242

Decrease in cash and cash equivalents                      (555)       (2,251)
Cash and cash equivalents - beginning
        of period                                         3,453         8,718
                                                       --------      --------
Cash and cash equivalents - end of period              $  2,898      $  6,467
                                                       ========      ========

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.




                             CYBEROPTICS CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997


1.    INTERIM REPORTING:

The interim financial statements are unaudited; however, in the opinion of management, the interim statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results and balances for the interim periods.

The results of operations for the three-month period ended March 31, 1997 do not necessarily indicate the results to be expected for the full year. These statements should be read in conjunction with the Company's financial statements and notes thereto, contained in the Company's Annual Report to Stockholders for the year ended December 31, 1996.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.


2.     STOCK REPURCHASE:

In June 1996, the Company announced that its board of directors authorized the repurchase of up to 500,000 shares of CyberOptics' common stock. In 1996, all 500,000 shares were repurchased through open market purchases, block transactions or privately negotiated purchases. In December 1996, the Company's Board of Directors authorized the repurchase of up to an additional 500,000 shares of common stock. During the first quarter of 1997, the Company repurchased 41,000 shares of common stock under the second authorization. Repurchased shares will be utilized for employee compensation plans and other corporate purposes.



3.     INVENTORIES (IN THOUSANDS):



                                           March 31,      Dec. 31,
                                             1997          1996
                                          (unaudited)
                                           --------       --------
         Raw materials                       $3,194         $2,522
         Work in process                        890            736
         Finished goods                         440            510
                                           --------       --------
                 Total inventories           $4,524         $3,768
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



CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The following Management's Discussion and Analysis contains "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs relating to future events, including statements regarding the level of selling, general and administrative and research and development expenses, taxation levels, the sufficiency of cash to meet operating expenses and the ability to continue to price foreign transactions in U.S. currency. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

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




                              RESULTS OF OPERATIONS


The table below lists certain financial data expressed as a percentage of revenues for the periods ended March 31, 1997 and 1996.



                                                      Three Months Ended
                                                           March 31,
                                                      1997          1996
                                                   ----------    ----------



         Revenues                                      100%         100%

         Gross margin                                   52%          54%

         Research and development expenses              20%          15%

         Selling, general and
             administrative expenses                    27%          21%


         Income from operations                          5%          17%

         Net income                                      8%          17%




REVENUES

Revenues decreased 17% to $7.1 million during the three month period ended March 31, 1997 compared to $8.5 million for the comparable period in 1996. The decrease in revenues is the result of lower levels of shipments of both end user systems and OEM sensors. The three month period ended March 31, 1996 marked the last quarter in which the Company's revenues were positively affected by the rapid expansion of capital spending by the global surface mount technology market, the primary market for the Company's products. This expansion of capital spending by the electronics industry, which began in 1995, slowed significantly in the second half of 1996 and has had a significant impact on the revenue levels of the Company. Since the low point in the third quarter of 1996, revenues have increased steadily, and in comparison to the fourth quarter of 1996, revenues for the three month period ended March 31, 1997 increased 6%.

Sensor revenues decreased 16% to $4.8 million during the three months ended March 31, 1997 from the comparable period in 1996, but increased 20% when compared to the fourth quarter of 1996. Sensor revenues are primarily dependent on the shipment levels of the Company's LaserAlign and Laser Lead Locator products to several large OEM customers, and the significant decline in year over year revenue in the first quarter reflects decreased purchases by such OEM customers. The customer whose purchases constituted 31% of the Company's revenue in the first quarter of 1996 purchased no product in the first quarter of 1997. Although some OEM customers have increased their order rates in 1997, overall sensor sales were down. The Company's largest customer, Juki Corporation, accounted for 24% of revenues for the three months ended March 31, 1997, and the five principal OEM sensor customers accounted for approximately 55% of revenues.

System revenues decreased 20% to $1.8 million during the three months ended March 31, 1997 from the comparable period in 1996, and decreased 24% when compared to the fourth quarter of 1996. During the first quarter of 1997 the Company introduced two new generation solder paste measurement systems, the LSM2 and the CyberSentry 2000. The LSM2 started shipping in production volumes during the first quarter, while production volume shipments of the CyberSentry 2000 will begin in the second quarter of 1997. The decrease in systems revenue during the first quarter is partially due to this product line changeover, as certain customers deferred purchases until the new systems were on the market. Sales of other general measurement systems also decreased in the first quarter of 1997, primarily as the result of pending changeovers in product lines later this year, and a longer than anticipated sales cycle for the CyberScan Cobra introduced during the fourth quarter of 1996.

International revenues comprised 74% and 67% of total revenues during the three months ended March 31, 1997 and 1996, respectively. Revenues generated from products used primarily for SMT production were approximately 85% of revenues for the three months ended March 31, 1997 and 1996.

Substantially all of the Company's international sales are negotiated, invoiced and paid in U.S. dollars. Changes in revenue levels have resulted from changes in units shipped and new product introductions. The Company believes that inflation has had no appreciable impact on operations.

COST OF REVENUES

Cost of revenues increased as a percent of total revenues to 48% during the three month period ended March 31, 1997 compared to 46% during the comparable period in 1996, but decreased from 49% in the fourth quarter of 1996. The increase in cost of revenues during the first quarter of 1997 compared to the first quarter of 1996, is primarily due to reduced revenues levels, and the resulting lower base over which to leverage the fixed component of cost of revenues, including additional costs associated with the Company occupying its new facility since May 1996. In addition, changes in the revenue mix also has an impact on cost of revenues. The decrease in cost of revenues from the fourth quarter of 1996 was partially the result of increased revenue levels and also due to strong sales of certain sensor products which carry higher margins.

RESEARCH AND DEVELOPMENT

Net research and development expenses increased 10% to $1.4 million during the three month period ended March 31, 1997 compared to $1.3 million during the comparable period in 1996. As a percentage of revenues, expenses have increased to 20% during the three months ended March 31, 1997 from 15% during the comparable period in 1996. Payments to the Company for customer funded research and development is deferred and recognized as a reduction of research and development expenses as costs are incurred. During the three months ended March 31, 1997 and 1996, $166,000 and $475,000 of customer funded research and development was recognized as a reduction of research and development expense. As of March 31, 1997, all deferred research and development has been recognized.

Research and development expenses during the first quarter of 1997 were primarily focused on completion of the CyberSentry 2000 and the LSM2, which were introduced in the first quarter of 1997, continuing development work on the LaserAlign technology and on developing a new sensor and systems product for the general measurement market to be introduced later in 1997. The Company anticipates that the dollar level of expenditures in research and development, excluding reductions for funded development, will remain fairly flat for the remainder of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 5% to $1.9 million during the three month period ended March 31, 1997 compared to $1.8 million during the comparable period in 1996. As a percentage of revenue, expenses have increased from 21% in 1996 to 27% in 1997. The increase in selling, general and administrative expenses during the first quarter of 1997 compared to the first quarter of 1996 is primarily due to increased personnel and related costs required to support the sales and service of the Company's product offerings. The Company has added sales and service resources to support its end-user systems business, an area which is expected to see growth in 1997 and make up a larger portion of its revenue base. In addition, resources have been added to the product marketing department, an area of focus for the Company during 1997. The increase in expenses as a percentage of revenue is primarily due to the reduced level of revenues over which to leverage those costs. The Company anticipates that selling, general and administrative expenses will remain relatively flat as a percentage of revenue, including legal costs associated with the suit against Yamaha Motor Company, Ltd., for the remainder of 1997.

EFFECTIVE TAX RATE

The Company applied an effective rate of 32% during the three months ended March 31, 1997 and 31% during the same period in 1996. Benefits from the Company's foreign sales corporation and the use of the research and experimentation tax credit were primarily responsible for reducing the effective tax rate below the statutory federal rate.

ORDER RATE AND BACKLOG

CyberOptics' order rate totaled $8.3 million during the three months ended March 31, 1997 compared to $7.6 million during the same period in 1996. Backlog totaled $5.6 million and $6.0 million at March 31, 1997 and 1996, respectively. The scheduled shipment of the March 31, 1997 backlog is as follows (In thousands):


                   2nd Quarter 1997                 $5,214
                   3rd Quarter 1997                    408
                                                  --------
                          Total backlog             $5,622



LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and marketable securities increased to $37.5 million as of March 31, 1997 from $37.3 million as of December 31, 1996, primarily as the result of funds generated from operations of $808,000. The cash provided by operations was partially offset by $561,000 used to repurchase common stock during the first quarter of 1997. Marketable securities generally consist of U.S. Government or U.S. Government agency obligations, with maturities of three years or less. Working capital decreased to $29.2 million as of March 31, 1997 from $32.4 million as of December 31, 1996, primarily as the result of a greater portion invested in marketable securities with maturities of over one year.

The Company generated $808,000 in cash from operations during the first three months of 1997, primarily due to net income of $589,000, a decrease in other current assets of $420,000 and an increase in accounts payable of $275,000. These amounts were partially offset by an increase in inventory of $788,000 primarily as the result of inventory purchases to support the two new product introductions during the first quarter of 1997. Investing activities used $975,000 primarily due to the purchase of marketable securities, net of maturities.

In June 1996, the Company announced that its board of directors authorized the repurchase of up to 500,000 shares of CyberOptics' common stock for the purposes of providing the necessary common stock for the Company's stock option and employee stock purchase plans. During 1996, the Company repurchased all 500,000 shares at a cost of approximately $6.3 million. In December 1996, the Company's board of directors authorized the repurchase of up to an additional 500,000 shares of CyberOptics common stock. During the first quarter of 1997, 41,000 shares were repurchased at a cost of $561,000. As of May 14, no additional shares have been repurchased.

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



ITEM 6 - EXHIBITS AND REPORTS ON 8-K

a.   Exhibits

         Exhibit 27--Financial Data Schedule (For SEC use only)

         Exhibit 99--Forward Looking Statements Cautionary Statement

b.   Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31,
         1997





SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CyberOptics Corporation


                                       /s/ John D. Beagan
                                       John D. Beagan, V.P. Operations and
                                       acting CFO (Principal Financial Officer
                                       and Duly Authorized Officer)

Dated:  May 14, 1997