Form 10-Q
period 1997-06-30
CYBEROPTICS CORP
filed 1997-08-13
CIK 768411

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Check One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1997

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

         Yes _X_  No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At July 31, 1997, 5,227,665 shares of the issuer's Common Stock, no par value, were outstanding.

PART I.  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                                     CYBEROPTICS CORPORATION
                                   CONSOLIDATED BALANCE SHEETS
                                         (In thousands)

                                             JUNE 30,
                                               1997     DEC. 31,
                                            (UNAUDITED)   1996
                                              -------   -------
ASSETS
Cash and cash equivalents                     $ 2,922   $ 3,453
Marketable securities                          20,994    21,356
Accounts receivable, net                        5,725     5,031
Inventories                                     4,712     3,768
Other current assets                            1,381     1,635
                                              -------   -------
Total current assets                           35,734    35,243
Marketable securities                          14,114    12,500
Equipment and furnishings, net                  2,377     2,495
Capitalized patent costs, net                      88        78
                                              -------   -------
Total assets                                  $52,313   $50,316
                                              =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                              $ 1,270   $ 1,191
Income taxes payable                              781       233
Accrued expenses                                1,669     1,424
                                              -------   -------
Total current liabilities                       3,720     2,848
Commitments and Contingencies
Stockholders' equity:
Preferred stock, no par value, 5,000 shares
authorized, none outstanding
Common stock, no par value, 25,000 shares
authorized, 5,224 and 5,216 shares issued
and outstanding, respectively                  36,936    37,209
Retained earnings                              11,657    10,259
                                              -------   -------
Total stockholders' equity                     48,593    47,468
                                              -------   -------
Total liabilities and stockholders' equity    $52,313   $50,316
                                              =======   =======

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                            THREE MONTHS ENDED JUNE 30,
                                                 1997      1996
                                               -------   -------
Revenues                                       $ 8,257   $ 7,812
Cost of revenues                                 3,855     3,895
                                               -------   -------
Gross margin                                     4,402     3,917
Research and development expenses                1,552     1,635
Selling, general and administrative expenses     2,195     1,880
                                               -------   -------
Income from operations                             655       402
Interest income                                    536       611
                                               -------   -------
Income before income taxes                       1,191     1,013
Provision for income taxes                         382       313
                                               =======   =======
Net income                                     $   809   $   700
                                               =======   =======
Net income per share                           $  0.15   $  0.12
                                               =======   =======
Weighted average common and
common equivalent shares                         5,427     5,863
                                               =======   =======

                                            SIX MONTHS ENDED JUNE 30,
                                                 1997      1996
                                               -------   -------
Revenues                                       $15,337   $16,325
Cost of revenues                                 7,229     7,804
                                               -------   -------
Gross margin                                     8,108     8,521
Research and development expenses                2,978     2,936
Selling, general and administrative expenses     4,104     3,693
                                               -------   -------
Income from operations                           1,026     1,892
Interest income                                  1,029     1,182
                                               -------   -------
Income before income taxes                       2,055     3,074
Provision for income taxes                         657       953
                                               =======   =======
Net income                                     $ 1,398   $ 2,121
                                               =======   =======
Net income per share                           $  0.26   $  0.36
                                               =======   =======
Weighted average common and
common equivalent shares                         5,417     5,849
                                               =======   =======



SEE THE ACCOMPANYING NOTES TO INTERIM FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                         SIX MONTHS ENDED JUNE 30,
                                              1997        1996
                                            --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                  $  1,398    $  2,121
Adjustments to reconcile net income to
net cash provided by operating
activities:
Depreciation and amortization                    444         336
Provision for losses on inventories              198          61
Changes in operating assets and
liabilities:
Accounts receivable                             (694)      1,877
Inventories                                   (1,142)         19
Other current assets                             254        (254)
Accounts payable                                  79         530
Income taxes payable                             548        (538)
Accrued expenses                                 245         (79)
                                            --------    --------
Net cash provided
by operating activities                        1,330       4,073

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of marketable securities           76,095       8,146
Purchases of marketable securities           (77,347)    (15,500)
Additions to equipment and furnishings          (298)     (1,624)
Additions to patents                             (38)        (60)
                                            --------    --------
Net cash used by investing
activities                                    (1,588)     (9,038)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options          288         395
Repurchase of common stock                      (561)        -
                                            --------    --------
Net cash provided (used) by financing
activities                                      (273)        395

Decrease in cash and cash equivalents           (531)     (4,570)
Cash and cash equivalents - beginning
of period                                      3,453       8,718
                                            --------    --------
Cash and cash equivalents - end of period   $  2,922    $  4,148
                                            ========    ========

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.    INTERIM REPORTING:

The interim consolidated financial statements presented herein as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 are unaudited; however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the six-month period ended June 30, 1997 do not necessarily indicate the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The December 31, 1996 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.


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


3.     INVENTORIES (IN THOUSANDS):


                                         June 30,         Dec. 31,
                                           1997             1996
                                          ------           ------
         Raw materials                    $3,359           $2,522
         Work in process                     731              736
         Finished goods                      622              510
                                          ------           ------
               Total inventories          $4,712           $3,768
                                          ======           ======


4.     EARNINGS PER SHARE:

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". This statement modifies the methodology for calculating earnings per share and must be adopted in the fourth quarter of 1997. There is no significant difference between the Company's earnings per share as presented herein and as calculated under Statement No. 128.

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

The following is management's discussion and analysis of certain significant factors that have affected the Company's earnings and financial position during the periods included in the accompanying consolidated financial statements. This discussion should be read in conjunction with the financial statements and associated notes.

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

                              RESULTS OF OPERATIONS

The table below lists certain financial data expressed as a percentage of revenues for the periods ended June 30, 1997 and 1996.


                                    Three Months  Six Months
                                       Ended        Ended
                                      June 30,     June 30,
                                    1997   1996   1997   1996
                                  ----------------------------
Revenues                            100%   100%   100%   100%
Gross margin                         53%    50%    53%    52%
Research and development expenses    19%    21%    19%    18%
Selling, general and
    administrative expenses          27%    24%    27%    23%
Income from operations                8%     5%     7%    12%
Net income                           10%     9%     9%    13%


REVENUES

Revenues decreased 6% to $15.3 million during the six month period ended June 30, 1997 compared to $16.3 million for the comparable period in 1996. For the second quarter of 1997, revenues increased 6% to $8.3 million from $7.8 million in 1996. Beginning in the second quarter of 1996, the Company's revenues started to be impacted by a slowdown in capital spending by the global surface mount technology market (SMT), the primary market for the Company's products. Although this reduction in capital spending by the electronics industry has had a significant impact on the revenue levels of the Company, since the low point during the third quarter of 1996, quarterly revenues have increased steadily. In comparison to the first quarter of 1997, revenues for the second quarter increased 17%. The Company anticipates the recovery of the SMT market will continue into the second half of 1997, which should continue to have a positive impact on the level of orders for the remainder of the year.

Sensor revenues decreased 14% to $10.0 million during the six months ended June 30, 1997 from the comparable period in 1996, and decreased 12% to $5.1 million for the second quarter of 1997 compared to the second quarter of 1996. Sensor revenues are primarily dependent on the shipment levels of the Company's LaserAlign and Laser Lead Locator products to several large OEM customers, and the decline in sensor revenue during 1997 reflects decreased shipments to such OEM customers. Although some OEM customers have increased their order rates in 1997 and the level of Laser Lead Locator shipments is higher in 1997 than 1996, overall sensor sales were down. The Company's largest customer, Juki Corporation, accounted for approximately 25% and 26% of revenues for the six month and three month periods ended June 30, 1997, and the five principal OEM sensor customers accounted for approximately 52% and 53% of revenues, respectively. In addition, following a 12 month delay in new orders, a customer that represented 24% of revenue in the first half of 1996 began purchasing product at reduced volume levels during the second quarter of 1997.

System revenues increased 23% to $4.6 million during the six month period ended June 30, 1997 from the comparable period in 1996, and increased 85% to $2.8 million for the second quarter of 1997 compared to the second quarter of 1996. The increased systems revenues is primarily the result of increased shipments of enhanced versions of the Company's solder paste inspection systems, CyberSentry 2000 and LSM2. The LSM2 started shipping in production volumes during the first quarter of 1997, and production volumes of the CyberSentry 2000 began shipping in the second quarter of 1997. These increases were somewhat offset by a decline in the sales of general measurement systems during 1997, primarily as the result of a pending changeover in the sensor line used on these systems and the delayed introduction of a new general measurement system until early 1998.

International revenues comprised 66% and 70% of total revenues during the six months ended June 30, 1997 and 1996, and 61% and 73% of total revenues during the second quarter of 1997 and 1996. Revenue generated from products used primarily for SMT production were approximately 85% of revenues for the three month and six month periods ended June 30, 1997.

Substantially all of the Company's international export sales are negotiated, invoiced and paid in U.S. dollars. Changes in the revenue levels have resulted from changes in units shipped and new product introductions. The Company believes that inflation has had no significant impact on operations.


COST OF REVENUES

Cost of revenues decreased as a percent of total revenues to 47% during the six month period ended June 30, 1997 compared to 48% during the comparable period in 1996. For the second quarter of 1997, cost of revenue was 47% of total revenue compared to 50% in 1996. During the first half of 1996, the Company was expanding its program of using third party manufacturers for the production of certain component parts. As part of this program, the Company sold portions of its existing inventory at or about cost, which had the effect of increasing cost of revenues during the first two quarters of 1996. In addition, higher selling prices on newly introduced solder paste inspection systems and changes in the sensor revenue mix towards higher margin products have had a positive impact on reducing cost of revenues as a percent of total revenues during 1997. These reductions in cost of revenue as a percent of total revenues were offset somewhat by an increased fixed component of cost of revenues, primarily associated with the Company occupying its new facility since May, 1996.


RESEARCH AND DEVELOPMENT

Net research and development expenses increased slightly to $3.0 million during the six month period ended June 30, 1997 compared to $2.9 million during the comparable period in 1996. For the second quarter of 1997, research and development expenses decreased 5% to $1.5 million from the comparable period in 1996. As a percentage of revenue, expenses have increased from 18% in 1996 to 19% in 1997 during the six months ended June 30, and for the second quarter have decreased from 21% in 1996 to 19% in 1997. Payments to the Company for customer funded research and development are deferred and recognized as a reduction of research and development expenses as costs are incurred. During the six months ended June 30, 1997 and 1996, $166,000 and $475,000 of customer funded research and development was recognized as a reduction of research and development expense. During the second quarter of 1997 and 1996, no funded research and development was recognized. As of June 30, 1997, all deferred research and development has been recognized.

Research and development expenses during the first quarter of 1997 were primarily focused on completion of the CyberSentry 2000 and the LSM2, which were introduced in the first half of 1997, continuing development work on the LaserAlign technology and developing a new sensor and systems product for the general measurement market to be introduced early in 1998. The Company anticipates that expense levels in research and development will remain fairly flat for the remainder of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 11% to $4.1 million during the six month period ended June 30, 1997 compared to $3.7 million during the comparable period in 1996. For the second quarter of 1997, selling, general and administrative expenses increased 17% to $2.2 million compared to $1.9 million in 1996. As a percentage of revenues, selling, general and administrative expenses have increased from 23% in 1996 to 27% in 1997 for the six months ended June 30, and from 24% in 1996 to 27% in 1997 for the second quarter. The increase in selling, general and administrative expenses is primarily due to increased personnel and related costs required to support the sales and service of the Company's product offerings. The Company has added sales and service resources to support its end-user systems business, an area management believes will be a source of growth in 1997. In addition, resources have been added to the product marketing department, an area of focus for the Company during 1997, and there are additional fixed costs associated with occupying a new facility since May 1996. The Company anticipates that selling, general and administrative expenses will remain relatively flat, including legal costs associated with the suit against Yamaha Motor Company, Ltd., for the remainder of 1997.


EFFECTIVE TAX RATE

The Company applied an effective tax rate of approximately 32% during the six months ended June 30, 1997 and 31% during the same period in 1996. Benefits from the Company's foreign sales corporation and the use of the research and experimentation tax credit were primarily responsible for reducing the effective tax rate below the statutory federal rate.


ORDER RATE AND BACKLOG

CyberOptics' order rate totaled $16.3 million during the six months ended June 30, 1997 compared to $13.0 million during the same period in 1996. For the second quarter of 1997, the order rate totaled $8.0 million compared to $5.4 million in 1996. Backlog totaled $5.4 million and $3.6 million at June 30, 1997 and 1996, respectively. The scheduled shipment of the June 30, 1997 backlog is as follows (In thousands):


                   3rd Quarter 1997                  $5,143
                   4th Quarter 1997                     228
                                                     ------
                         Total backlog               $5,371


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and marketable securities increased to $38.0 million as of June 30, 1997 from $37.3 million as of December 31, 1996, primarily as the result of cash provided by operations of $1.3 million. The cash provided by operations was partially offset by $561,000 used to repurchase common stock during 1997. Marketable securities generally consist of U.S. Government or U.S. Government agency obligations, with maturities of three years or less. Working capital decreased to $32.0 million as of June 30, 1997 from $32.4 million as of December 31, 1996, primarily as the result of a greater portion invested in marketable securities with maturities of over one year.

The Company generated $1.3 million in cash from operations during the first six months of 1997, primarily due to net income of $1.4 million, depreciation and amortization of $444,000 and an increase in income taxes payable of $548,000. These amounts were partially offset by an increase in inventory of $1.1 million as the result of inventory purchases to support new product introductions during the first half of 1997 and an increase in accounts receivable of $694,000 caused by increased revenue levels. Investing activities used $1.6 million of cash primarily due to the purchase of marketable securities, net of maturities.

In June 1996, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 shares of CyberOptics' common stock for the purposes of providing the necessary common stock for the Company's stock option and employee stock purchase plans. During 1996, the Company repurchased all 500,000 shares at a cost of approximately $6.3 million. In December 1996, the Company's Board of Directors authorized the repurchase of up to an additional 500,000 shares of CyberOptics common stock. During 1997, 41,000 shares were repurchased at a cost of $561,000. As of August 5, no additional shares have been repurchased.

At the present time the Company has no material capital commitments. The Company believes current working capital and anticipated funds from operations will be adequate for anticipated operating needs.

PART II. OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of CyberOptics Corporation was held at 3:30 p.m. on Thursday, May 8, 1997. Shareholders holding 3,543,156 shares, or approximately 67.6% of the outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

a.       Election of Directors

         The following nominees were elected to serve as members of the Board of Directors until the annual meeting of shareholders in 1998 or until such time as a successor may be elected:


                                              TABULATION OF VOTES
                                              -------------------
                                            FOR              WITHHELD
                                            ---              --------
             Steve K. Case               3,515,153            28,003
             Alex B. Cimochowski         3,500,409            42,747
             George E. Kline             3,520,872            22,284
             Steven M. Quist             3,515,153            28,003
             P. June Min                 3,350,441           192,715
             Erwin A. Kelen              3,500,309            42,847

b.       Approval of amendment to Stock Option Plan for Nonemployee Directors

         Shareholders approved an amendment to the Company's Stock Option Plan for Nonemployee Directors to provide for a one-time grant to each director who is not also an employee of an option to purchase 12,000 shares and to increase by 80,000 shares the number of shares reserved for issuance under the Plan to accommodate such grants by a vote of 3,363,563 shares in favor, 150,741 shares against and 28,852 shares abstained.


ITEM 6 - EXHIBITS AND REPORTS ON 8-K

a.       Exhibits

         Exhibit 27--Financial Data Schedule (For SEC use only)

         Exhibit 99--Forward Looking Statements Cautionary Statement

b.       Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1997 or during the period from June 30, 1997 to the date of this quarterly report on Form 10-Q.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CyberOptics Corporation


                                         /s/  John D. Beagan
                                         John D. Beagan, V.P. Operations and CFO
                                         (Principal Financial Officer and
                                         Duly Authorized Officer)



Dated:  August 13, 1997