Form 10-Q
period 1997-09-30
CYBEROPTICS CORP
filed 1997-11-14
CIK 768411

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Check One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1997

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

At November 7, 1997, 5,316,078 shares of the issuer's Common Stock, no par value, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                     CYBEROPTICS CORPORATION
                                   CONSOLIDATED BALANCE SHEETS
                                         (In thousands)

                                                                       SEPT. 30, 1997    DEC. 31, 1996
                                                                        (UNAUDITED)
--------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                                 $5,456           $3,453
Marketable securities                                                     24,541           21,356
Accounts receivable, net                                                   5,163            5,031
Inventories                                                                4,660            3,768
Other current assets                                                       1,346            1,635
--------------------------------------------------------------------------------------------------
                    Total current assets                                  41,166           35,243
Marketable securities                                                     11,087           12,500
Equipment and furnishings, net                                             2,317            2,495
Capitalized patent costs, net                                                 95               78
--------------------------------------------------------------------------------------------------
                    Total assets                                         $54,665          $50,316
==================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                          $1,230           $1,191
Income taxes payable                                                       1,327              233
Accrued expenses                                                           1,566            1,424
--------------------------------------------------------------------------------------------------
                    Total current liabilities                              4,123            2,848
Commitments and Contingencies
Stockholders' equity:

      Preferred stock, no par value, 5,000 shares authorized, none outstanding

     Common stock, no par value, 25,000 shares authorized, 5,285 and 5,216 shares issued

       and outstanding, respectively                                      37,398           37,209
      Retained earnings                                                   13,144           10,259
--------------------------------------------------------------------------------------------------
                    Total stockholders' equity                            50,542           47,468
--------------------------------------------------------------------------------------------------
                    Total liabilities and stockholders' equity           $54,665          $50,316
==================================================================================================
SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.


                              CYBEROPTICS CORPORATION
                              STATEMENTS OF OPERATIONS
                                    (Unaudited)
                      (In thousands, except per share amounts)

                                                             THREE MONTHS ENDED SEPT. 30,
                                                                  1997         1996
-------------------------------------------------------------------------------------
Revenues                                                        $9,249        $5,025
Cost of revenues                                                 3,896         2,644
-------------------------------------------------------------------------------------
     Gross margin                                                5,353         2,381
Research and development expenses                                1,588         1,474
Selling, general and administrative expenses                     2,127         2,009
-------------------------------------------------------------------------------------
     Income (loss) from operations                               1,638        (1,102)
Interest income                                                    549           593
-------------------------------------------------------------------------------------
     Income (loss) before income taxes                           2,187          (509)
Provision for income taxes                                         700          (153)
-------------------------------------------------------------------------------------
     Net income (loss)                                          $1,487         ($356)
=====================================================================================
     Net income (loss) per share                                 $0.26        ($0.06)
=====================================================================================
Weighted average common and
     common equivalent shares                                    5,729         5,526
=====================================================================================

                                                             NINE MONTHS ENDED SEPT. 30,
                                                                1997          1996

-------------------------------------------------------------------------------------
Revenues                                                       $24,586       $21,350
Cost of revenues                                                11,125        10,449
-------------------------------------------------------------------------------------
     Gross margin                                               13,461        10,901
Research and development expenses                                4,566         4,410
Selling, general and administrative expenses                     6,231         5,703
-------------------------------------------------------------------------------------
     Income from operations                                      2,664           788
Interest income                                                  1,578         1,776
-------------------------------------------------------------------------------------
     Income before income taxes                                  4,242         2,564
Provision for income taxes                                       1,357           800
=====================================================================================
     Net income                                                 $2,885        $1,764
=====================================================================================
     Net income per share                                        $0.51         $0.30
=====================================================================================
Weighted average common and
     common equivalent shares                                    5,712         5,790
=====================================================================================
SEE THE ACCOMPANYING NOTES TO INTERIM FINANCIAL STATEMENTS.


                                CYBEROPTICS CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                    (In thousands)

                                                                 NINE MONTHS ENDED SEPT. 30,
                                                                       1997    1996
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

        Net income                                                  $2,885       $1,764
        Adjustments to reconcile net income to
          net cash provided by operating
          activities:
          Depreciation and amortization                                676          549
          Provision for losses on inventories                          379          109
          Changes in operating assets and
             liabilities:
             Accounts receivable                                      (132)       4,207
             Inventories                                            (1,271)        (460)
             Other current assets                                      289         (119)
             Accounts payable                                           39          319
             Income taxes payable                                    1,094         (692)
             Accrued expenses                                          142         (576)
----------------------------------------------------------------------------------------
                 Net cash provided
                   by operating activities                           4,101        5,101

CASH FLOWS FROM INVESTING ACTIVITIES:
        Maturities of marketable securities                        112,778       13,146
        Purchases of marketable securities                        (114,550)     (15,500)
        Additions to equipment and furnishings                        (455)      (2,168)
        Additions to patents                                           (60)         (62)
----------------------------------------------------------------------------------------
                 Net cash used by investing
                  activities                                        (2,287)      (4,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from exercise of stock options                        465          418
        Proceeds from issuance of common stock
         under Employee Stock Purchase Plan                            285          181
        Repurchase of common stock                                    (561)      (3,923)
----------------------------------------------------------------------------------------
             Net cash provided (used) by financing
               activities                                              189       (3,324)

Increase (decrease) in cash and cash equivalents                     2,003       (2,807)
Cash and cash equivalents - beginning
        of period                                                    3,453        8,718
----------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                           $5,456       $5,911
========================================================================================

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.


                             CYBEROPTICS CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

1.    INTERIM REPORTING:

The interim consolidated financial statements presented herein as of September 30, 1997, and for the three and nine months ended September 30, 1997 and 1996, are unaudited; however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the nine-month period ended September 30, 1997, do not necessarily indicate the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The December 31, 1996, consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

3.     INVENTORIES (IN THOUSANDS):

                                             Sept. 30,        Dec. 31,
                                               1997             1996
                                            (unaudited)
                                            -------------------------
         Raw materials                        $2,754           $2,522
         Work in process                         921              736
         Finished goods                          985              510
                                            -------------------------
               Total inventories              $4,660           $3,768
                                            =========================



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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The following Management's Discussion and Analysis contains "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs relating to future events, including statements regarding levels of orders, marketing and research and development expenses, taxation levels, the sufficiency of cash to meet operating and capital expenses and the ability to continue to price foreign transactions in U.S. currency. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

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

                              RESULTS OF OPERATIONS

The table below lists certain financial data expressed as a percentage of revenues for the periods ended September 30, 1997 and 1996.

                                                  Three Months Ended         Nine Months Ended
                                                       Sept. 30,                Sept. 30,
                                                 1997         1996           1997        1996
                                                 ----------------------------------------------

         Revenues                                100%         100%           100%        100%

         Gross margin                             58%          47%            55%         51%

         Research and development expenses        17%          29%            19%         21%

         Selling, general and

             administrative expenses              23%          40%            25%         27%

         Income (loss) from operations            18%         (22)%           11%          4%

         Net income (loss)                        16%          (7)%           12%          8%




REVENUES

Revenues increased 15% to $24.6 million during the nine month period ended September 30, 1997 compared to $21.3 million for the comparable period in 1996. For the third quarter of 1997, revenues increased 84% to $9.2 million from $5.0 million in 1996. Increased revenues are primarily the result of strong demand for surface mount technology (SMT) process control sensors reflecting continued improvement in the global SMT market, the primary market for the Company's products. The Company anticipates a strong SMT market for the remainder of 1997 and into 1998, which should continue to have a positive impact on the level of orders. Revenue levels in the third quarter of 1996 were affected by a significant slowdown in capital spending in the SMT marketplace.

Sensor revenues increased 13% to $16.9 million during the nine months ended September 30, 1997 from the comparable period in 1996, and increased 108% to $6.9 million for the third quarter of 1997 compared to the third quarter of 1996. Sensor revenues are generated primarily from the Company's LaserAlign and Laser Lead Locator products, which represented 60% and 69% of total revenues for the nine-month and three-month periods ended September 30, 1997. Sales of Laser Lead Locator were significantly stronger than planned during the three-month period ended September 30, 1997, contributing to a shift in the overall revenue mix toward sensor revenues. Sensor revenues are significantly affected by the shipment levels to several large OEM customers. The Company's largest customer, Juki Corporation, accounted for approximately 24% and 23% of revenues during the nine-month and three-month periods ended September 30, 1997, and the five principal OEM sensor customers accounted for approximately 53% and 61% of revenues, respectively.

System revenues increased 27% to $6.7 million during the nine months ended September 30, 1997 from the comparable period in 1996, and increased 37% to $2.0 million for the third quarter of 1997 compared to the third quarter of 1996. The increase in systems revenues is due to increased shipments of enhanced versions of the Company's solder paste inspection systems, CyberSentry 2000 and LSM2, which were introduced in the first half of 1997. CyberSentry revenues increased 29% and 57% during the nine-month and three-month period ended September 30, 1997, and LSM2 revenues increased 74% and 37%, respectively. Increases in solder paste inspection system revenues were somewhat offset by a decline in the sales of general measurement systems during 1997, primarily as the result of a pending changeover in the sensor line used on these systems and the delayed introduction of a new general measurement system until early 1998.

International revenues comprised 71% and 70% of total revenues during the nine months ended September 30, 1997 and 1996, and 77% and 72% of total revenues during the third quarter of 1997 and 1996. Revenues generated from products used primarily for SMT production were approximately 90% of revenues for the nine-month and three-month periods ended September 30, 1997.

Substantially all of the Company's international export sales are negotiated, invoiced and paid in U.S. dollars. Changes in the revenue levels have resulted primarily from changes in the volume of units shipped and new product introductions. The Company believes that inflation has had no significant impact on operations.

COST OF REVENUES

Cost of revenues decreased as a percent of total revenues to 45% during the nine-month period ended September 30, 1997 compared to 49% during the comparable period in 1996. For the third quarter of 1997, cost of revenue was 42% of total revenue compared to 53% in 1996. Cost of revenues has been positively affected by a shift in the sensor revenue mix towards higher margin sensor products, higher selling prices on our enhanced solder paste inspection systems introduced during 1997 and increased revenue volume over which to spread the fixed component of cost of revenues. During 1997, the fixed dollar level of cost of revenues has continued to be affected by cost containment measures taken by the Company, particularly the 12% workforce reduction instituted during the third quarter of 1996, offset somewhat by increased fixed costs associated with occupying its new facility since May, 1996. In addition, during 1996 cost of revenues were increased as the result of selling inventory to a third party manufacturer, at or about cost, as part of a program to outsource the manufacturing of certain component parts.

RESEARCH AND DEVELOPMENT

Net research and development expenses increased 4% to $4.6 million during the nine-month period ended September 30, 1997 compared to $4.4 million during the comparable period in 1996. For the third quarter of 1997, net expenses have increased 8% to $1.6 million from the comparable period in 1996. As a percentage of revenue, expenses have decreased to 19% during the nine months ended September 30, 1997 from 21% during the comparable period in 1996, and decreased to 17% in the third quarter compared to 29% in 1996. Payments to the Company for customer funded research and development are deferred and recognized as a reduction of research and development expenses as costs are incurred. During the nine months ended September 30, 1997 and 1996, $166,000 and $740,000 of customer funded research and development was recognized as a reduction of research and development expense. As of September 30, 1997, all deferred research and development had been recognized.

Research and development expenses during the nine months ended September 30, 1997 were primarily focused on completion of the CyberSentry 2000 and the LSM2, which were introduced in the first half of 1997, continuing development work on the LaserAlign and Laser Lead Locator technology and developing a new sensor and systems product for the general measurement market to be introduced in late 1997 and early 1998. The Company anticipates that expense levels in research and development will remain fairly flat as a percentage of revenues for the next several quarters.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 9% to $6.2 million during the nine-month period ended September 30, 1997 compared to $5.7 million during the comparable period in 1996. For the third quarter of 1997, selling, general and administrative expenses increased 6% to $2.1 million compared to $2.0 million in 1996. As a percentage of revenue, expenses have decreased from 27% in 1996 to 25% in 1997 for the nine months ended September 30, and from 40% in 1996 to 23% in 1997 for the third quarter. The dollar increase in selling, general and administrative expenses is primarily due to increased personnel and related costs added to support the sales and service of the Company's product offerings. The Company has added sales, service and other support resources primarily to provide support to its end-user system business, but also to support a growing OEM revenue base. In addition, resources have been added to the product marketing department, an area of focus for the Company in 1997, and there are additional fixed costs associated with occupying a new facility since May 1996.

EFFECTIVE TAX RATE

The Company applied an effective rate of 32% during the nine months ended September 30, 1997 and 31% during the same period in 1996. Benefits from the Company's foreign sales corporation and use of the research and experimentation tax credit were primarily responsible for reducing the effective tax rate below the statutory federal rate.

ORDER RATE AND BACKLOG

CyberOptics' order rate totaled $27.3 million during the nine months ended September 30, 1997 compared to $18.3 million during the same period in 1996. For the third quarter of 1997, the order rate totaled $11.0 million compared to $5.2 million in 1996. Backlog totaled $7.1 million and $3.9 million at September 30, 1997 and 1996, respectively. The scheduled shipment of the September 30, 1997 backlog is as follows (In thousands):

                           4th Quarter 1997                   $6,072
                           1st Quarter 1998                      971
                           After 1st Quarter 1998                 53
                                                           ---------
                               Total backlog                  $7,096

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and marketable securities increased to $41.1 million as of September 30, 1997 from $37.3 million as of December 31, 1996, primarily as the result of cash provided by operations of $4.1 million. The cash provided by operations was partially offset by $561,000 used to repurchase common stock and $455,000 used to purchase equipment and furnishings during 1997. Marketable securities generally consist of U.S. Government or U.S. Government agency obligations, with maturities of three years or less. Working capital increased to $37.0 million as of September 30, 1997 from $32.4 million as of December 31, 1996, primarily as the result of a greater portion invested in marketable securities with maturities of less than one year.

The Company generated $4.1 million in cash from operations during the first nine months of 1997, primarily due to net income of $2.9 million, depreciation and amortization of $676,000 and an increase in income taxes payable of $1.1 million. These amounts were partially offset by an increase in inventory of $1.3 million as the result of inventory purchases to support a growing revenue base and new product introductions during 1997. Investing activities used $2.3 million of cash primarily due to the purchase of marketable securities, net of maturities.

In June 1996, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 shares of CyberOptics' common stock for the purposes of providing the necessary common stock for the Company's stock option and employee stock purchase plans. During 1996, the Company repurchased all 500,000 shares at a cost of approximately $6.3 million. In December 1996, the Company's Board of Directors authorized the repurchase of up to an additional 500,000 shares of CyberOptics common stock. During 1997, 41,000 shares were repurchased at a cost of $561,000. As of November 10, no additional shares have been repurchased.

During the fourth quarter of 1997 and the first half of 1998, the Company will be in the process of purchasing and implementing a new enterprise business system. Total external cost of implementation is anticipated to be approximately $1.0 million. The Company believes current working capital and anticipated funds from operations will be adequate for anticipated operating and capital needs.

PART II. OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON 8-K

a.   Exhibits

         Exhibit 27--Financial Data Schedule (For EDGAR filing only)

         Exhibit 99--Forward Looking Statements Cautionary Statement

b.   Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1997, or during the period from September 30, 1997 to the date of this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         CyberOptics Corporation

                                                              /s/ John D. Beagan
                                  John D. Beagan, V.P. Operations and acting CFO
                                                (Principal Financial Officer and
                                                        Duly Authorized Officer)

Dated:  November  13, 1997