Form 10-K405
period 1997-12-31
CYBEROPTICS CORP
filed 1998-03-27
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the Year Ended December 31, 1997.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

As of February 27, 1998, the aggregate market value of the registrant's Common Stock, no par value, held by nonaffiliates of the registrant was $133,685,720 (based on the closing sale price of common stock as of February 27, 1998 as quoted on the Nasdaq National Market).

As of February 27, 1998, there were 5,385,852 shares of the registrant's Common Stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The responses to items 10, 11, 12 and 13 herein are incorporated by reference to certain information in the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 18, 1998.

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

        The Company was founded in 1984 by Dr. Steven Case, a professor at the University of Minnesota, to commercialize technology for non-contact three-dimensional sensing systems. During the first year and one-half of its existence, the Company performed primarily custom contracting work through Dr. Case. In 1985, the Company received a $1.5 million development grant from the Defense Advanced Research Projects Agency to develop sensor systems. The Company introduced its first commercial product, the Point Range Sensor, in 1986 and began producing full non-contact profiling systems used in general measurement applications, CAD-CAM and electronics inspection in 1987. The Company continued to expand its line of products and sensing systems for general applications through 1991.

        Beginning in 1992, the Company focused development on new technology and products designed specifically for applications in the electronics industry. Designed primarily for applications in the rapidly growing surface mount technology ("SMT") market, these products measure screen printed solder paste, align electronic components and measure electronic component lead coplanarity during automated assembly of circuit boards. The Company's revenue has been significantly affected by the timing of the introduction of these products and the acceptance and shipment of versions of these products by original equipment manufacturer ("OEM") and end user customers.

        The results of the Company's operations have been particularly affected by the market acceptance of several sensors manufactured for OEMs during the past seven years. Generating $3.2 million or less than 40% of revenue in 1992, these sensors contributed over $21.1 million or almost 61% of revenue in 1997. The Company has also introduced new system products for the SMT market, including the CyberSentry system, during this period that contributed to revenue growth.

        The Company's operations during the past three years have been more heavily influenced by market conditions in worldwide microelectronics markets, and particularly in the SMT segment of these markets. During the robust microelectronics market of 1995, the Company's revenue doubled and net income tripled over the previous year. In 1996, however, a significant softening in that market and lower levels of capital equipment orders in the microelectronics industry caused the level of orders to decline, particularly orders in the high end portion of the market in which revenue from one customer which constituted 30% of sales in 1995 declined to 14% in 1996. Although the Company reduced operating costs in the summer of 1996 in response to the lower level of orders, and although electronics markets began to recover in the fourth quarter of 1996, the decreased orders caused 1996 revenues to decline slightly over 1995.

        The recovery of the microelectronics markets that started in the fourth quarter of 1996 continued into 1997, with order rates showing steady improvement throughout the year, and showing particularly strong growth in the fourth quarter. Sales of the Company's principal OEM products, the LaserAlign and Laser Lead Locator, increased approximately $4 million from 1996 to 1997 as several new OEM customers fully integrated the products into their product lines, and others increased their order rates. The Company was also successful in increasing sales of its Sentry System for in-line solder paste inspection by over $1.6 million, introducing a new and higher performance version of this product in 1997. The Company also increased distribution of the laser section microscope ("LSM") during 1997, more than doubling sales volumes. Overall, the increased product sales resulted in record revenues of $35.1 million in 1997. Net income totalled $4.6 million or $.83 per share in 1997, a 111% increase over 1996.

         Sales of other sensors and systems products, including products targeted for the general measurement market, were impacted by a pending change in the technology on which those products are based. The Company completed development of its new digital range sensor ("DRS") products in early 1998 and had beta versions of these products at customer sites in late 1997. This new range finding technology, and the Vantage systems products into which it is being incorporated, is expected to contribute more substantially to revenue in 1998.

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

In-Line Process Control--SMT:

        CYBERSENTRY. The CyberSentry system measures the deposition of solder paste after the first step of the SMT assembly process. Because of the small size of the components that must be placed on each pad of solder paste and the density of component placement on the circuit board, a significant amount of SMT assembly problems are related to the quality of solder paste deposition. Misplaced solder paste, or excess or inadequate amounts of paste can lead to improper connections or bridges between leads causing an entire circuit board to malfunction.

        Introduced in a commercial format in the first quarter of 1995, the CyberSentry system is designed to be installed in existing automated production lines and to strike a balance between inspection of 100% of each circuit board and the off-line measurement devices used in quality control laboratories. The CyberSentry incorporates a sensor extended on a mechanical robot arm over the production line that measures the height, area and volume of solder paste pads. The CyberSentry can be retrofitted and integrated into most SMT production lines, providing real time process control immediately after a printed circuit board leaves the screen printer and before component placement commences. During early 1997, the Company introduced an improved version of the CyberSentry capable of performing measurement tasks at a more rapid speed.

        Sales of the CyberSentry product accounted for approximately 17%, 15% and 12% of the Company's revenue for the years ended December 31, 1997, 1996 and 1995, respectively.

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

        The LaserAlign sensor is sold to OEMs for incorporation into their component placement machines and is offered in several different configurations to satisfy the requirements of the different machines on which it is used. Revenue from sales of LaserAlign sensors has been a principal contributor to the growth of the Company during the past five years and accounted for 43%, 48% and 48% of the Company's revenue in the years ended December 31, 1997, 1996, and 1995, respectively.

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

        The Laser Lead Locator ensures the coplanarity of component leads. The Laser Lead Locator, which is incorporated directly into fine pitch component placement machines, inspects components immediately before placement on the circuit board to identify defective or damaged leads and determines if all lead tips lie within the same plane. Components meeting these parameters are placed on the printed circuit board. Parts falling outside the specified tolerances are rejected before placement, saving both time and money.

        The Laser Lead Locator, like the LaserAlign, is sold to OEMs for incorporation into their product offerings. Sales of the Laser Lead Locator constituted 17%, 13% and 13% of the Company's overall revenues during the years ended December 31, 1997, 1996 and 1995, respectively.

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

        RANGE SENSORS. The Company's first commercial product was a range sensor known as the point range sensor or "PRS." Over its eleven years as a commercial product, the PRS was refined and sold in seven models with varying resolutions and working ranges. Several years ago the Company commenced development of several new range sensors. The first, the CyberGage sensor, was introduced in 1995. The CyberGage incorporates a microprocessor in the sensor head and gathers data up to 40 times faster than the PRS product line and is sold with a video camera view port that allows the user to integrate laser sensing and video in the same sensor. The Company also developed and introduced in late 1997, a new generation of sensors, the digital range sensor ("DRS") family, designed to replace the PRS product line. The Company currently offers three DRS sensors that provide working ranges that cover an extent equal to the seven sensors formerly sold in the PRS line and resolution equal to the best sensors of the PRS line. The DRS is currently sold with a control board and software that is compatible with Windows 95 or Windows NT. The Company has developed, and intends to introduce, an instrument controller that will allow users to operate the sensor without a personal computer.

        CYBERSCAN AND VANTAGE. CyberScan and Vantage stations are complete height profiling systems capable of producing precise, two- and three-dimensional analysis of complex surfaces. The CyberScan family of products used a PRS sensor and provided output compatible with DOS operating systems. Although the Company sold three configurations of the CyberScan products during 1997, including the CyberScan Cobra, the CyberScan CX3 and the CyberScan LV, because of the pending change in range sensor technology, it did not actively market the products during the second half of the year. The Company continues to sell the CyberScan LV, a station that incorporates the CyberGage and a video camera mounted over a computer-controlled mechanical table with a personal computer and the Company's proprietary software. The Company has rebuilt and is also marketing the CyberScan Cobra to operate with the DRS and updated Windows software. The Company also currently has in beta test at several customer sites a new version of the CX3 height profiling systems that incorporates its DRS sensors and Windows 95 screens and that will be sold under the Vantage name. The Vantage incorporates a novel drive technology, an offset camara that uses special technology to provide views that appear coaxial with the laser beam and new software that the Company believes will enhance its marketability.

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

MARKETS AND CUSTOMERS

     A majority of the Company's products are currently sold in the microelectronics market, particularly the portion servicing manufacturers using SMT. The value of automation is high in this market because the products produced have high unit costs and are manufactured at speeds too high for effective human intervention. Moreover, the trend in these industries toward smaller devices with higher circuit densities and smaller circuit paths requires manufacturing and testing equipment capable of extremely accurate alignment and multidimensional measurement such as achieved using non-contact optical sensors. Customers in these industries, moreover, also employ knowledgeable engineers who are competent to work with computer-related equipment. The Company's Laser Lead Locator and LaserAlign products are sold to OEMs serving this market and the CyberSentry, LSMII, DRS, and Vantage systems are, or will be, most often sold to manufacturers in this market. In addition, the Company's more generalized products, including the DRS, Cobra and Vantage products, are used in the general measurement and gauging, precision plastic manufacturing and computer aided design and manufacturing markets.

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

                                           Year Ended December 31,
                                         --------------------------
                                         1995       1996       1997
                                         ----       ----       ----

      Asia.............................   31%        51%        50%

      Europe...........................   35%        18%        17%

      Other(1).........................    1%         1%         2%

      (1) Includes export sales in North America, primarily export sales to Canada and Mexico, which were less than 1% of revenue in 1995 and 1996 and approximately 1% in 1997

See Note 7 to the Company's Consolidated Financial Statements contained in Item 8 of this form 10-K. Substantially all of the Company's export sales are negotiated, invoiced and paid in United States dollars. Accordingly, although changes in exchange rates do not effect the Company's revenue and income per unit, they can influence the willingness of customers to purchase units. To date, the Company has not experienced any significant change in customer buying patterns due to fluctuating exchange rates.

         Sales to two principal customers, Juki Corporation and Philips Electronics N.V., leading manufacturers of component placement machines in Japan and the Netherlands, constituted 22% and 13%, respectively, of total sales in 1997. Although no other customer generated more than 10% of the Company's revenues, sales to the Company's five largest OEM customers in the aggregate constituted approximately 53% of such sales. The loss of any of such customers, or a substantial decrease in orders therefrom, could have a material adverse effect on the Company's results of operations.

SALES AND MARKETING

         The Company sells its products through a combination of direct sales staff and independent distributors. The Company maintains a direct sales staff at its headquarters in Minneapolis, Minnesota that call on large house accounts and that sell to OEM customers. The Company also has agreements with ten stocking distributors in North America who focus primarily on products sold to end-users. Most sales to international end-users of sensors and systems are made through 17 representatives and distributors covering Western Europe and the Pacific Rim.

         The Company markets its products through appearances at industry trade shows, advertising in industry journals and articles published in industry and technical journals. In addition, the Company's strategic relationships with customers serve as highly visible references.

BACKLOG

         CyberOptics products are typically shipped two weeks to four months after the receipt of an order. Since 1993, however, certain OEM customers have placed orders for delivery over as many as 12 months. Product backlog was $8.7 million at December 31, 1997 compared to $4.4 million at December 31, 1996. Approximately $7.9 million of the 1997 backlog is deliverable in the first quarter of 1998 and $750,000 is deliverable in the second quarter of 1998. Although the Company's business is generally not of a seasonal nature, its sales may vary based on the capital procurement practices in the electronics industry. Historically, the Company's quarterly revenue has been largest in the last quarter of the year. The Company's scheduled backlog at any time may vary significantly based on the timing of orders from OEM customers. Accordingly, backlog may not be an accurate indicator of the Company's performance in the future.

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

          CyberOptics believes that continued and timely development of new products and enhancements to existing products is essential to maintaining its competitive position. The Company has committed and expects to continue to commit substantial resources to its research and development effort, which plays a critical role in maintaining and advancing its position as a leading provider of optical sensors and systems. CyberOptics' research and development efforts during 1997 were directed to increasing performance of its LaserAlign and CyberSentry products for use in process automation in electronics circuit board assembly, development of the DRS product line, and development of the Vantage system. There can be no assurances that such efforts, or any other research and development efforts of the Company, will be successful in producing products that respond effectively to technological changes or new product announcements by others.

          Research and development expenses were $6.4 million, $5.9 million and $4.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. These amounts represented 18%, 21% and 14% of revenues, respectively. Research and development expenses consist primarily of salaries, project materials and other costs associated with CyberOptics' ongoing product development and enhancement efforts.

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

EMPLOYEES

         As of December 31, 1997, the Company had 190 full-time employees including 37 in sales and marketing and customer support, 72 in manufacturing, purchasing and production engineering, 60 in research, development and engineering and 21 in finance, administration and information services at its headquarters in Minneapolis. To date, the Company has been successful in attracting and retaining qualified technical personnel, although there can be no assurance that this success will continue. None of the Company's employees are covered by collective bargaining agreements or are members of a union.

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

         The Company holds ten United States patents on a number of its technologies, including those used in its Laser Lead Locator, LaserAlign and PRS. In addition, the Company protects the proprietary nature of its software primarily through copyright and license agreements, but also through close integration with its hardware offerings. It is the Company's policy to protect the proprietary nature of its new product developments whenever they are likely to become significant sources of revenue. No guarantee can be given that the Company will be able to obtain patent or other protection for other products.

         As the number of its products increases and the functionality of those products expands, the Company believes that it may become increasingly subject to attempts to duplicate its proprietary technology and to infringement claims. In some geographic markets, it is the practice of companies to engage in "patent flooding" by seeking patent protection for multiple functional applications that are incremental rather than technological advances. The Company has recently settled litigation relating to such practices. See "Legal Proceedings" below. In addition, although the Company does not believe that any of its products infringe the rights of others, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion will not require the Company to enter into a royalty arrangement or result in litigation.

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

ITEM 2. PROPERTIES

         The Company leases a 70,000 square foot mixed office and warehouse facility built to its specifications in Golden Valley, Minnesota. The lease, which is on a triple net basis for a ten year term (from May 1996) with two three year renewal options, provides for rental payments at approximately $7.50 per square foot initially, increasing to $8.50 per square foot (currently approximately $605,000 per year). The Company, which holds an option to lease adjoining space, anticipates that the property will be adequate for its needs for the foreseeable future.

         The Company has sublet its former facility, which is under lease to the Company through October 1999, for the remaining term of the lease. The Company charged the difference between the sublease rentals and lease payments ($160,000) to expense during 1996.

ITEM 3. LEGAL PROCEEDINGS

         In March 1998, the Company settled litigation it had filed in federal court in Minnesota against Yamaha Motor Company, Ltd. of Japan and a countersuit Yamaha had filed against the Company in Japan . As part of the settlement, which ended a dispute regarding ownership of certain intellectual property, Yamaha agreed to license certain patent rights to CyberOptics and CyberOptics agreed to license certain patent rights to Yamaha. The Company believes its relationship with Yamaha has been repaired and expects Yamaha to be a significant customer over the next few years.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of 1997.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The Company's common stock is traded on the Nasdaq National Market. The following table sets forth, for the fiscal periods indicated, the high and low quotations for the Company's common stock as reported by the Nasdaq National Market. These prices do not reflect adjustments for retail markups, markdowns or commissions.

                                         1997                  1996
                                   ---------------        ---------------
                  Quarter          High        Low        High        Low
                                   ----        ---        ----        ---

                  First           $21.63     $12.75      $40.00     $27.25
                  Second           19.25      15.63       28.75      14.45
                  Third            34.13      15.00       15.75      10.00
                  Fourth           37.63      19.38       14.63       9.88

         As of February 27, 1998, there were 245 holders of record of the Company's common stock and the Company estimates that there were approximately 4,000 beneficial holders. The Company has never paid a dividend on its common stock. Dividends are payable at the discretion of the Board of Directors out of funds legally available therefor. The board has no current intention of paying dividends, although it may pay dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Financial Summary:

(In thousands, except per share amounts)

YEAR ENDED DECEMBER 31            1997      1996       1995      1994      1993
--------------------------------------------------------------------------------
Revenues                        $35,120   $28,062    $30,518   $15,276   $11,621
Income from operations            4,588       885      6,457     2,042     1,080
Net income                        4,597     2,180      4,831     1,524       943
Net income per share--Basic        0.88      0.39       1.04      0.36      0.22
Net income per share--Diluted      0.83      0.38       0.95      0.35      0.22

Working capital                 $36,236   $32,395    $28,722    $6,902    $5,548
Total assets                     57,445    50,316     54,740     8,823     6,901
Stockholders' equity             53,293    47,468     50,737     7,478     6,073

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         Statements in this management discussion and analysis of financial condition and results of operations and elsewhere in this Form 10-K that are not based on historical fact are forward looking and involve certain risks and uncertainties, including but not limited to the factors set forth in Exhibit 99 to this Form 10-K.


RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain financial data derived from the Company's statements of income expressed as a percentage of revenue, and expressed as a percentage increase from the previous period's results:


                               Percentage of Revenues       Percentage Change
                               ----------------------       -----------------

                                                                Year Ended
                               Years Ended December 31,        December 31.
                               ------------------------    -------------------
                                                             1997        1996
                                1997    1996     1995      to 1996     to 1995
                                ----    ----     ----      --------    -------

Revenues                         100%    100%     100%        25%          (8)%
Gross margin                      55      51       53         36          (11)
Research and development
 expenses                         18      21       14          7           43
Selling, general and
  administrative expenses         24      27       18         14           38
Income from operations            13       3       21        418          (86)
Net income                        13       8       16        111          (55)




RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1997

Revenues increased 25% to $35.1 million in 1997 from $28.1 million in 1996, following an 8% decrease in 1996 from 1995 revenues of $30.5 million. Changes in revenue levels are primarily the result of fluctuations in the level of demand for our SMT sensor products, primarily LaserAlign and Laser Lead Locator, from OEM customers and the resulting change in the level of unit shipments. Revenues from SMT sensor products increased $4.5 million or 25% during 1997 compared to 1996, and decreased $2.8 million or 15% during 1996 compared to 1995. The Company's LaserAlign and Laser Lead Locator sensors contributed $21.1 million in revenue in 1997 compared to $17.2 million in 1996 and $18.6 million in 1995. During 1997, increased revenues from SMT sensors reflect continued improvement in the global SMT market, the primary market for the Company's products. The Company has seen the highest growth rates in shipments to OEM customers manufacturing mid-range capacity pick and place equipment, which has become the largest segment of the SMT market utilizing the Company's SMT sensors. During 1996, SMT sensor revenues decreased due to a decline in shipments to OEM's of high-end capacity pick and place equipment, the market segment that represented the largest growth area for SMT sensor sales during 1995. The decrease in 1996 SMT sensor revenues was partially offset by increased shipments to OEM's of mid-range capacity equipment. SMT sensor revenues represented 65% of revenues in 1997 and 1996, and 69% of revenues in 1995.

SMT system revenues increased $2.9 million or 52% during 1997 compared to 1996, and $500,000 or 11% during 1996 compared to 1995. During 1997, increased SMT systems revenues are primarily the result of increased shipments of enhanced versions of the Company's solder paste inspection systems, CyberSentry 2000 and LSM2, which were introduced in the first half of 1997. To a lesser extent, increased revenues are due to a higher average selling price on SMT system sales in 1997 achieved as the result of enhancements made to the systems. CyberSentry revenues increased 39% during 1997 as compared to 1996, and LSM2 revenues increased 92% during the same period. These increases are primarily the result of strong market acceptance of the enhanced versions of these products. Increased revenues in 1996 are primarily the result of growing revenue levels of CyberSentry, which was originally released during 1995. SMT systems revenues represented 24%, 20% and 16% of total revenues during 1997, 1996 and 1995, respectively.

General measurement systems and sensor products revenues decreased 9% in 1997 compared to 1996, and 19% during 1996 compared to 1995. General measurement revenues have been declining primarily as the result of product changeovers in both the systems and sensor product lines. A new family of general measurement sensors was released during the fourth quarter of 1997, and a new general measurement system will be introduced during the first half of 1998.

International revenue totaled $24.2 million in 1997, $19.6 million in 1996 and $20.7 million in 1995, comprising 69%, 70% and 68% of total revenue, respectively. Sales of the Company's products in Western Europe, Japan and the rest of the Far East have increased significantly during the three year period. These international markets account for a significant portion of the production capability of capital equipment for the manufacture of electronics, the primary market for the LaserAlign, Laser Lead Locator and CyberSentry products. Revenues generated from products used primarily for SMT production were approximately 89%, 85% and 80% of revenues for 1997, 1996 and 1995, respectively.


GROSS MARGIN

Gross margin for 1997 was 55%, compared to 51% in 1996 and 53% in 1995. During 1997, gross margin was positively impacted by cost containment measures taken by the Company, particularly the 12% workforce reduction instituted during the third quarter of 1996, offset somewhat by increased fixed costs associated with occupying a new facility since May, 1996. In addition, increased revenue levels over which to spread the fixed component of production and production support, along with a shift in the revenue mix towards higher margin sensor and system products contributed to improved gross margins in 1997. The reduction in gross margin from 1995 to 1996 was primarily due to reduced revenue levels and additional costs associated with the Company's new facility. In addition, changes in the revenue mix between customers also had an impact on gross margin in 1996. These reductions were partially offset by cost containment measures instituted by the Company during the second half of 1996.


RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 7% to $6.4 million in 1997 compared to $5.9 million in 1996 and $4.1 million in 1995. As a percentage of revenues, research and development expenses were 18% in 1997, compared to 21% and 14% in 1996 and 1995, respectively. The increase in research and development expenses as a percentage of revenues in 1996, reflects the Company's commitment to investment in research and development through periods of cyclical revenues. Payments to the Company for customer funded research and development are deferred and recognized as a reduction of research and development expenses as costs are incurred. During 1997, 1996 and 1995, customer funded research and development recognized as a reduction of research and development expense totaled $166,000, $890,000 and $444,000, respectively.

During 1997, research and development expenses were primarily focused on developing a new sensor and system product for the general measurement market, completion of the CyberSentry 2000 and the LSM2 and continuing development work on the LaserAlign and Laser Lead Locator technology. In addition to the product lines discussed above, 1996 research and development costs focused on completion of the CyberScan Cobra, which was introduced in late 1996. The Company anticipates that development expenses will remain stable as a percentage of revenues in future periods, which it believes is required to support the development of new products and continued enhancement of existing product offerings.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 14% to $8.5 million in 1997 compared to $7.5 million in 1996 and $5.4 million in 1995. As a percentage of revenue, selling, general and administrative expenses were 24% in 1997 compared to 27% in 1996 and 18% in 1995. During 1997, the dollar increase in selling, general and administrative expenses was primarily due to increased personnel and related costs added to support the sales and service of the Company's product offerings. The Company has added sales, service and other support resources primarily to provide support to its end-user systems business, but also to support a growing OEM revenue base. In addition, resources have been added to the product marketing department, an area of focus for the Company in 1997, and there are additional fixed costs associated with occupying a new facility since May 1996. These increases in 1997 were somewhat offset by reduced legal expenses related to the Yamaha litigation. Increased selling, general and administrative expenses in 1996 compared to 1995 are primarily the result of increased facility costs, increased marketing costs associated with new product introductions and increased legal expenses associated with the Yamaha litigation, offset by the effects of the workforce reduction implemented in the third quarter.


EFFECTIVE TAX RATE

The Company's effective tax rate was 32%, 31% and 32% in 1997, 1996 and 1995, respectively. Benefits from the Company's foreign sales corporation and the use of the research and development tax credit were primarily responsible for reducing the effective tax rate below the statutory federal rate.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and marketable securities increased to $41.0 million as of December 31, 1997 from $37.3 million as of December 31, 1996, primarily as the result of $3.6 million in cash generated from operations and $1.1 million in cash provided by common stock related financing activities. These increases in cash were partially offset by $1.1 million in fixed asset and patent additions. Marketable securities generally consist of U.S. Government or U.S. Government backed obligations and state municipal instruments. All marketable securities have a maturity of three years or less.

The Company generated $3.6 million from operations during 1997, primarily due to net income of $4.6 million, including $1.4 million of non-cash expenses for depreciation and amortization and the provision for inventory obsolesence. Reducing cash from operations were increases in accounts receivable of $2.7 million and inventories of $1.3 million. The increase in accounts receivable is primarily due to the timing of revenues, as the fourth quarter of 1997 was the largest revenue quarter in the Company's history. During the fourth quarter of 1997, revenues were $3.8 million higher than the fourth quarter of 1996. Increased inventory balances are primarily due to the need to support a growing revenue base and to build inventories for new products being introduced during the fourth quarter of 1997 and the first half of 1998. During 1996, the Company generated $5.2 million of cash from operations, primarily due to net income of $2.2 million, including $1.1 million of non-cash expenses, and a decrease in accounts receivable of $3.5 million.

The Company used $7.5 million of cash in investing activities in 1997 compared to $365,000 in 1996. The majority of the use of cash is the result of the timing of purchases and sales of marketable securities, which provided $2.7 million of cash in 1996 and used $6.4 million in 1997. The Company used $2.3 million of cash in 1996 for additional equipment and leasehold improvements, as it moved into its new office and manufacturing facility, as compared to $1.0 million in 1997.

The Company generated $1.1 million of cash from financing activities in 1997 and used $5.4 million of cash in financing activities in 1996. During 1996, the board of directors of the Company authorized the repurchase of up to 1,000,000 shares of common stock on the open market for the purpose of providing the necessary common stock for the Company's stock option and employee stock purchase plans, 541,000 shares of which had been purchased when the authorization expired in 1997. The majority of the repurchases were completed during 1996, using $6.3 million of cash. In February 1998, the board of directors authorized the repurchase of an additional 500,000 shares, at such times and at such prices as a committee of the board of directors determines.

During the fourth quarter of 1997 and the first half of 1998, the Company is in the process of purchasing and implementing a new enterprise business system. Total external cost of implementation is anticipated to be approximately $1.0 million. As of December 31, 1997, the Company has recorded costs of approximately $315,000 for the new system. Other than discussed above, the Company has no material capital commitments. The Company believes current working capital and anticipated funds from operations will be adequate for anticipated operating needs.

RECENT ACCOUNTING DEVELOPMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, a new standard for reporting information about operating or business segments in financial statements. The new standard will be effective for the Company's annual financial statements in 1998. Management is in the process of evaluating this standard and has not yet determined its impact on the Company's financial statements.

In June 1997, the FASB issued SFAS No. 130, which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. The Company will adopt SFAS 130 for its year ending December 31, 1998.

The Company capitalizes certain costs of computer software developed or obtained for internal use. The Company's policy for capitalization of these costs is consistent with the guidelines included in the American Institute of Certified Public Accountants recent Statement of Position for accounting for costs of computer software developed or obtained for internal use.

OTHER FACTORS

Changes in revenues have resulted primarily from changes in the level of unit shipments and new product introductions. The Company believes that inflation has had no appreciable effect on operations. Substantially all of the Company's international export sales are negotiated, invoiced and paid in U.S. dollars. Because many of the OEM sensor products the Company manufactures for foreign consumption are incorporated into products of our OEM customers that are re-exported to North America and Europe, the Company does not believe that foreign currency fluctuations have a significant impact on its revenues.

The Company has analyzed the potential affect of the year 2000 issue on both the system software included in the Company's equipment and on application software licensed or purchased by the Company and used in its internal operations. The Company has tested all of the system software included in its products and determined that it is year 2000 compliant. In addition, the Company has requested and received documentation from vendors supplying software for its primary business applications addressing year 2000 compliance. In all cases, vendor responses indicated that their applications were either currently year 2000 compliant or that they would be compliant by the end of 1998, although the Company has not independently tested these applications for compliance. Based on this analysis, the Company does not anticipate a material cost associated with its systems relative to the year 2000 issue.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION


(In thousands)
December 31,                                                                          1997          1996
---------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                                         $  6,160      $  8,953
Marketable securities                                                               20,577        15,856
Accounts receivable, less allowance for doubtful accounts of $125                    7,697         5,031
Inventories                                                                          4,611         3,768
Other current assets                                                                 1,343         1,635
---------------------------------------------------------------------------------------------------------

      Total current assets                                                          40,388        35,243

Marketable securities                                                               14,290        12,500
Equipment and leasehold improvements, net                                            2,661         2,495
Capitalized patent costs, less accumulated amortization
     of $373 and $315, respectively                                                    106            78
---------------------------------------------------------------------------------------------------------

      Total assets                                                                $ 57,445      $ 50,316
=========================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                  $  1,205      $  1,191
Income taxes payable                                                                   661           233
Accrued expenses                                                                     2,286         1,424
---------------------------------------------------------------------------------------------------------

      Total current liabilities                                                      4,152         2,848

Commitments and Contingencies

Stockholders' equity:
    Preferred stock, no par value, 5,000 shares authorized, none outstanding
    Common stock, no par value, 25,000 authorized,
      5,341 and 5,216 shares issued and outstanding, respectively                   38,412        37,308
    Unrealized marketable securities holding gain (loss)                                25           (99)
    Retained earnings                                                               14,856        10,259
---------------------------------------------------------------------------------------------------------

      Total stockholders' equity                                                    53,293        47,468
---------------------------------------------------------------------------------------------------------

      Total liabilities and stockholders' equity                                  $ 57,445      $ 50,316
=========================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME
CYBEROPTICS CORPORATION


(In thousands, except per share amounts)
Year ended December 31,                               1997         1996         1995
-------------------------------------------------------------------------------------
Revenues                                           $35,120      $28,062      $30,518
Cost of revenues                                    15,629       13,739       14,485
-------------------------------------------------------------------------------------

Gross margin                                        19,491       14,323       16,033

Research and development expenses                    6,371        5,937        4,143
Selling, general and administrative expenses         8,532        7,501        5,433
-------------------------------------------------------------------------------------
          Income from operations                     4,588          885        6,457

Interest income                                      2,166        2,275          624
-------------------------------------------------------------------------------------
          Income before income taxes                 6,754        3,160        7,081

Provision for income taxes                           2,157          980        2,250
-------------------------------------------------------------------------------------
          Net income                               $ 4,597      $ 2,180      $ 4,831
=====================================================================================

Net income per share - Basic                       $  0.88      $  0.39      $  1.04
Net income per share - Diluted                     $  0.83      $  0.38      $  0.95
=====================================================================================

Weighted average shares outstanding - Basic          5,246        5,528        4,658

Weighted average shares outstanding - Diluted        5,555        5,735        5,104
=====================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION


(In thousands)
Year ended December 31,                                                   1997           1996           1995
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                   $  4,597       $  2,180       $  4,831
         Adjustments to reconcile net income to
            net cash provided (used) by operating activities:
           Depreciation and amortization                                   917            768            426
           Provision for doubtful amounts                                   12              8             50
           Provision for inventory obsolesence                             445            298            466
           Deferred income taxes                                            20            102           (498)
           Changes in operating assets and liabilities:
                Accounts receivable                                     (2,678)         3,475         (5,600)
                Inventories                                             (1,288)          (192)        (2,005)
                Other current assets                                       272           (264)          (635)
                Accounts payable                                            14            454            165
                Income taxes payable                                       428           (665)           686
                Accrued expenses                                           862           (944)         1,807
-------------------------------------------------------------------------------------------------------------

                Net cash provided (used) by operating activities         3,601          5,220           (307)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Maturities of held to maturity marketable securities            8,000         23,146          1,706
         Proceeds from sales of available for sale
            marketable securities                                       12,758
         Purchases of held to maturity marketable securities                                         (31,672)
         Purchases of available for sale marketable securities         (27,145)       (20,455)
         Additions to equipment and leasehold improvements              (1,025)        (2,258)          (831)
         Additions to patents                                              (86)           (68)           (34)
-------------------------------------------------------------------------------------------------------------

                Net cash used by investing activities                   (7,498)          (365)       (30,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Repurchase of common stock                                       (561)        (6,283)
         Proceeds from issuance of common stock                                                       37,391
         Proceeds from exercise of stock options                           873            521            340
         Proceeds from issuance of common stock
            under Employee Stock Purchase Plan                             285            181            148
         Tax benefit from exercise of stock options                        507            231            549
-------------------------------------------------------------------------------------------------------------

                Net cash provided (used) by financing activities         1,104         (5,350)        38,428

Net increase (decrease) in cash and cash equivalents                    (2,793)           235          7,290

Cash and cash equivalents - beginning of year                            8,953          8,718          1,428
-------------------------------------------------------------------------------------------------------------

Cash and cash equivalents - end of year                               $  6,160       $  8,953       $  8,718
=============================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CYBEROPTICS CORPORATION

                                                                          Unrealized
                                                      Common Stock         Marketable                     Total
                                                  ---------------------    Securities      Retained    Stockholders'
(In thousands)                                    Shares         Amount   Holding Loss     Earnings       Equity
-------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                         4,235       $  4,230                    $  3,248       $  7,478

Tax benefit from exercise of stock options                          549                                        549
Exercise of stock options
     net of shares exchanged as payment
     and subsequently retired                        145            340                                        340
Issuance of common stock under
     Employee Stock Purchase Plan                     32            148                                        148
Issuance of common stock for cash, net
    of offering costs                              1,200         37,391                                     37,391
Net income                                                                                    4,831          4,831
-------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995                         5,612         42,658                       8,079         50,737

Tax benefit from exercise of stock options                          231                                        231
Exercise of stock options
     net of shares exchanged as payment
     and subsequently retired                         86            521                                        521
Issuance of common stock under
     Employee Stock Purchase Plan                     18            181                                        181
Repurchase of common stock                          (500)        (6,283)                                    (6,283)
Market value adjustments                                                     $    (99)                         (99)
Net income                                                                                    2,180          2,180
-------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996                         5,216       $ 37,308      $    (99)     $ 10,259       $ 47,468

Tax benefit from exercise of stock options                          507                                        507
Exercise of stock options
     net of shares exchanged as payment
     and subsequently retired                        139            873                                        873
Issuance of common stock under
     Employee Stock Purchase Plan                     27            285                                        285
Repurchase of common stock                           (41)          (561)                                      (561)
Market value adjustments                                                     $   124                           124
Net income                                                                                    4,597          4,597
-------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997                         5,341       $ 38,412      $    25       $ 14,856       $ 53,293
===================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION
(In thousands, except share and per share amounts)

NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS DESCRIPTION
CyberOptics Corporation (the Company) designs and manufactures intelligent sensors and systems for high-precision, non-contact dimensional measurement and process control. Utilizing proprietary laser and optics technology combined with advanced software and electronics, the Company's products enable manufacturers to increase operating efficiencies, product yields and quality by measuring the characteristics and placement of components both during and after the manufacturing process. The Company sells its products worldwide through a combination of direct sales staff and independent distributors.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned Foreign Sales Corporation (FSC).

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant areas which require the use of management's estimates relate to the determination of the allowances for inventory obsolesence and doubtful accounts and accrued warranty costs.

CASH EQUIVALENTS
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Conpany's cash and cash equivalents consist of funds maintained in money market accounts, U.S. Government backed obligations and state municipal instruments with a long-term credit rating of AAA.

MARKETABLE SECURITIES
Marketable securities generally consist of U.S. Government or U.S. Government backed obligations and state municipal instruments with long-term credit ratings of AAA. Marketable securities are classified as short-term or long-term in the balance sheet based on their maturity date and expectations regarding sales. All marketable securities have maturities of three years or less. Certain marketable securities held by the Company are subject to call provisions prior to their maturity date.

At December 31, 1996, the Company had marketable securities classified as held to maturity with an amortized cost of $8,000. As of December 31, 1997 and 1996, the carrying amount of securities classified as available for sale was $34,867 and $20,356, respectively. Available for sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity until realized. These fair values are determined using quoted market prices. The carrying amounts of securities, for purposes of computing unrealized gains and losses, are determined by specific identification. The cost of securities sold is determined by specific identification. Net unrealized holding gains and losses and realized gains and losses were not significant at December 31, 1997 and 1996 or during the years ended December 31, 1997 and 1996.

INVENTORIES
Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. Appropriate consideration is given to deterioration, obsolescence, and other factors in evaluating net realizable value.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Equipment and leasehold improvements are stated at cost. Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance are charged to expense as incurred. In progress costs are capitalized with depreciation beginning when assets are placed in service. Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the assets or the lease term, ranging from three to ten years. Gains or losses on dispositions are included in current operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION
(In thousands, except share and per share amounts)

PATENTS
Patents consist of legal and patent registration costs for protection of the Company's proprietary sensor technology. The Company amortizes such expenditures over a three-year period on a straight-line basis commencing upon issuance of the patent.

REVENUE RECOGNITION
Revenues are recognized upon shipment. Estimated warranty costs are recorded at the time of sale.

RESEARCH AND DEVELOPMENT
Research and development (R&D) costs, including software development, are expensed when incurred. Software development costs are required to be expensed until the point that technological feasibility and proven marketability of the product are established; costs otherwise capitalized after such point also are expensed because they are insignificant. Customer-funded R&D is deferred and recognized as a reduction of R&D expenses as costs are incurred in the accompanying statements of income. Customer-funded R&D totaled $166, $890 and $444 during 1997, 1996 and 1995, respectively.

INCOME TAXES
Deferred income taxes are recorded to reflect the tax consequences in future years of differences between the financial reporting and tax bases of assets and liabilities. Income tax expense is the sum of the tax currently payable and the change in the deferred tax assets and liabilities during the period.

NET INCOME PER SHARE
Effective with year-end 1997, the Company adopted Statement of Financial Accounting Standards No. 128, a new standard of computing and presenting both basic and diluted net income per share amounts. Basic net income per share has been computed using the weighted average number of shares outstanding. The diluted net income per share includes the effect of common stock equivalents for each period. All prior periods have been changed to conform with the new presentation. However, basic and diluted net income per share amounts are generally consistent with net income per share amounts previously reported.

The number of shares utilized in the denominator of the diluted net income per share computation has been increased by 309,000, 207,000 and 446,000 shares of common stock equivalents at December 31, 1997, 1996 and 1995, respectively. Options to purchase 94,000 and 53,000 shares of common stock at a weighted average price of $22.63 and $27.50 were outstanding at December 31, 1997 and 1995 but were not included in the computation of diluted net income per share as the options exercise price was greater than the average market price of the common shares.

RECLASSIFICATIONS
Certain reclassifications have been made in the 1996 balance sheet and statement of cash flows to conform to the classifications used in 1997. These reclassifications had no effect on net income or stockholders' equity.


NOTE 2 - OTHER FINANCIAL STATEMENT DATA

INVENTORIES CONSIST OF THE FOLLOWING:

-----------------------------------------------------------
December 31,                            1997          1996
-----------------------------------------------------------

Raw materials and
   purchased parts                 $   3,702      $  2,997
Work in process                        1,106           736
Finished goods                           478           510
-----------------------------------------------------------
                                       5,286         4,243

Allowance for obsolesence               (675)         (475)
-----------------------------------------------------------
                                   $   4,611      $  3,768
===========================================================


EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET
CONSIST OF THE FOLLOWING:

-----------------------------------------------------------
December 31,                            1997          1996
-----------------------------------------------------------

Equipment                          $   3,083      $  3,713
Leasehold improvements                   986           974
In progress                              315
-----------------------------------------------------------
                                       4,384         4,687
Less accumulated
   depreciation and amortization      (1,723)       (2,192)
-----------------------------------------------------------
                                   $   2,661      $  2,495
===========================================================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION
(In thousands, except share and per share amounts)

OTHER ACCRUED EXPENSES CONSIST OF THE FOLLOWING:

-----------------------------------------------------------
                                        1997          1996
-----------------------------------------------------------

Wages and benefits                 $   1,247      $    667
Warranty costs                           350           250
Other                                    689           341
Deferred R&D reimbursement                             166
-----------------------------------------------------------
                                   $   2,286      $  1,424
===========================================================


NOTE 3 - INCOME TAXES

THE PROVISION FOR INCOME TAXES CONSISTS OF THE
FOLLOWING:

-----------------------------------------------------------
                           1997        1996           1995
-----------------------------------------------------------

Current:
   Federal             $  2,061    $    872       $  2,523
   State                     76           6            225
Deferred                     20         102           (498)
-----------------------------------------------------------
                       $  2,157    $    980       $  2,250
===========================================================


DEFERRED TAX ASSETS CONSIST OF THE FOLLOWING:

-----------------------------------------------------------
December 31,              1997         1996           1995
-----------------------------------------------------------

Inventory allowances   $    300    $    238       $    218
Vacation accrual             70          71             67
Accounts receivable
   allowances                45          45             37
Warranty accrual            126          90             55
Deferred R&D
   reimbursement                         60            204
Other, net                  (11)         46             71
-----------------------------------------------------------

Net deferred tax asset
   included in other
   current assets      $    530    $    550       $    652
===========================================================


A RECONCILIATION OF THE STATUTORY RATE TO THE EFFECTIVE
INCOME TAX RATE IS AS FOLLOWS:

-----------------------------------------------------------
                               1997       1996        1995
-----------------------------------------------------------

Federal statutory rate         34.0%      34.0%       34.0%
Increase (decrease)
    resulting from:
   State income taxes, net
    of federal benefit          1.2        0.1         2.1
   FSC benefit, net of
    FSC taxes                  (1.8)      (1.0)       (3.2)
   R&E credit                  (4.6)      (4.4)       (1.5)
   Other, net                   3.1        2.3         0.4
-----------------------------------------------------------
Effective rate                 31.9%      31.0%       31.8%
===========================================================

The 1995 and 1996 tax provisions include only 6 months of research and experimentation tax credits, as the credit expired as of June 30, 1995 and was not reinstated until July 1, 1996. Cash payments of income taxes for the years ended December 31, 1997, 1996 and 1995, were approximately $1,033, $1,491 and $1,518 respectively.


NOTE 4 - OPERATING LEASES

In May 1996, the Company moved into a new office, warehouse and manufacturing facility. The new facility is leased under a 10 year operating lease that expires in April 2006. The Company has the option to extend the lease for two additional three year periods. The lease requires the Company to pay insurance, property taxes and other operating expenses related to the leased facility.

The facility previously occupied by the Company prior to its moving is leased under an operating lease that expires in October 1999. The Company has subleased this facility for the remaining term of the lease. The difference between the future lease obligation of the Company and the anticipated sublease payments over the remaining term of the lease of $160 was charged to rental expense during 1996. Total rental expense for the years ended December 31, 1997, 1996 and 1995, were approximately, $659, $695 and $241, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION
(In thousands, except share and per share amounts)

At December 31, 1997, the future minimum lease payments required under lease agreements, net of $156 and $130 in 1998 and 1999 of sublease payments, are as follows:

Year ending December 31,
1998                       $    605
1999                            608
2000                            564
2001                            588
2002                            600
Thereafter                    1,998
------------------------------------
Total                      $  4,963
====================================


NOTE 5 - STOCKHOLDERS' EQUITY

In 1996, the stockholders of the Company approved an amendment to the Articles of Incorporation that increases the number of authorized shares of common stock from 10,000,000 shares to 25,000,000 shares. In June 1996, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of common stock for the purpose of providing the necessary common stock for the Company's stock option and employee stock purchase plans. In 1996, all 500,000 shares were repurchased through open market purchases, block transactions or privately negotiated purchases. In December 1996, the Company's Board of Directors authorized the repurchase of up to an additional 500,000 shares of common stock. At December 31, 1997, 41,000 shares had been purchased under the second authorization, which expired in December 1997.


NOTE 6 - BENEFIT PLANS

STOCK OPTION PLAN
The Company has two stock option plans that reserve 894,298 shares of common stock in the aggregate for issuance to employees, directors, officers and others. Canceled options are available for future grant under both plans. Options are granted at an option price per share equal to or greater than the market value at the date of grant. Generally, options granted to employees vest over a four-year period and expire five years after the date of grant. The plans allow for option holders to tender shares of the Company's common stock as consideration for the option price. Options exercised by tendering shares are shown at the net amount.

In 1996, the Company canceled and reissued, at the then current market price, 257,800 options to purchase the same number or less shares to those employees that received stock option grants between May 19, 1995 and August 2, 1996.

THE FOLLOWING IS A SUMMARY OF STOCK OPTION PLAN ACTIVITY:

------------------------------------------------------------------------
Shares                             1997             1996           1995
------------------------------------------------------------------------

Granted                         258,900          590,050        144,150
Exercised                      (142,495)         (90,212)      (155,452)
Canceled                        (34,650)        (339,443)        (4,425)

December 31:
Outstanding                     720,250          638,495        478,100

Exercisable                     182,162          181,570        172,239


Weighted average exercise price
per share                         1997              1996           1995
------------------------------------------------------------------------

Granted                        $  18.31       $    16.58      $   16.55
Exercised                          6.67             6.66           3.88
Canceled                          14.67            20.67           5.57

December 31:
Outstanding                       13.79            10.35           9.10

Exercisable                    $   9.54        $    5.97      $    5.89
========================================================================

Stock options outstanding at December 31, 1997, had a range of exercise prices of $3.79 to $25.50 and a weighted average remaining contractual life of approximately 5 years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION
(In thousands, except share and per share amounts)

THE FOLLOWING IS A SUMMARY OF OUTSTANDING OPTIONS AS OF DECEMBER 31, 1997:

                                                Weighted
Exercise             Options      Options       Average
Price              Outstanding  Exercisable  Remaining Life
-----------------------------------------------------------

Less than $10.00    152,855      109,450       4.2 years
$10.00 to $14.99    257,845       44,799       4.0 years
Over $15.00         309,550       27,913       5.6 years
===========================================================

The Company adopted SFAS No. 123, "Accounting for Stock Based Compensation" in 1996. The Company continued to measure compensation cost for its stock incentive and option plans using the intrinsic value method of accounting it has historically used and, therefore, the new standard had no effect on the Company's operating results.

Had the Company used the fair value method of accounting for its stock option and incentive plans beginning in 1995 and charged compensation costs against income over the vesting period, net income and net income per share for 1997, 1996 and 1995 would have been reduced to the following pro forma amounts:

-------------------------------------------------------------------
                                1997           1996           1995
-------------------------------------------------------------------

Net Income:
   As reported              $  4,597       $  2,180       $  4,831
   Pro forma                $  3,591       $  1,564       $  4,635

Net income per share:
   As reported - Basic      $   0.88       $   0.39       $   1.04
   Pro forma - Basic        $   0.68       $   0.28       $   0.99

   As reported - Diluted    $   0.83       $   0.38       $   0.95
   Pro forma - Diluted      $   0.65       $   0.27       $   0.91


The pro forma information above only includes stock options granted in 1995, 1996 and 1997. Compensation expense under the fair value method of accounting will increase over the next few years as additional stock option grants are considered. The weighted-average grant-date fair value of options granted during 1997, 1996 and 1995 was $11.22, $10.58 and $10.94, respectively. The weighted-average grant-date fair value of options was determined by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

---------------------------------------------------------------
                                   1997       1996        1995
---------------------------------------------------------------

Risk-free interest rates           6.39%      5.90%       6.80%
Expected life                   4 YEARS    4 years     4 years
Expected volatility               63.97%     57.40%      61.40%
Expected dividends                 NONE       None        None

EMPLOYEE STOCK PURCHASE PLAN
The Company has an Employee Stock Purchase Plan available to eligible employees. Under terms of the plan, eligible employees may designate from 1 to 10% of their compensation to be withheld through payroll deductions for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. Under the plan, 200,000 shares of common stock have been reserved for issuance. As of December 31, 1997, 111,606 shares have been issued under this plan.

401(k) PLAN
The Company has a savings plan pursuant to Section 401(k) of the Internal Revenue Code ("the Code"), whereby eligible employees may contribute up to 15% of their earnings, not to exceed annual amounts allowed under the Code. In addition, the Company may also make contributions at the discretion of the Board of Directors. In 1997, 1996 and 1995, the Company provided for matching contributions totaling $144, $96, and $67, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION
(In thousands, except share and per share amounts)

NOTE 7 - MAJOR CUSTOMER AND EXPORT SALES

THE FOLLOWING SUMMARIZES SIGNIFICANT CUSTOMERS:

                    Significant                 Percentage
                       Customer    Revenues    of Revenues
----------------------------------------------------------

Year ended
   December 31, 1997        A      $ 4,420            13%
                            B      $ 7,704            22%
                            C      $ 3,246             9%
Year ended
   December 31, 1996        A      $ 3,855            14%
                            B      $ 7,863            28%
                            C      $ 2,834            10%
Year ended
   December 31, 1995        A      $ 9,052            30%
                            B      $ 3,979            13%

As of December 31, 1997, accounts receivable from significant customers A, B and C were $1,484, $952, and $367, respectively. As of December 31, 1996, accounts receivable from significant customers A, B and C were $567, $1,332 and $400, respectively.

Export sales amounted to 69%, 70% and 68% of revenues for 1997, 1996 and 1995, respectively. Substantially all of the Company's export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

----------------------------------------------------------
                             1997        1996        1995
----------------------------------------------------------

North America            $    393    $    143    $    117
Europe                      5,964       4,964      10,762
Asia                       17,504      14,279       9,596
Other                         298         169         233
----------------------------------------------------------
                         $ 24,159    $ 19,555    $ 20,708
==========================================================


NOTE 8 - CONTINGENCIES

In January 1996, the Company filed suit against Yamaha Motor Company, Ltd. (Yamaha) alleging fraud and theft of technology related to the LaserAlign sensor and its applications. Yamaha has denied the Company's claims and filed counterclaims against the Company on March 3, 1997 seeking unspecified damages. The Company intends to protect its intellectual property rights and pursue its remedies.

On March 9, 1998, the Company and Yamaha announced that all disputes between them had been settled. As a result of the settlement, both parties' lawsuits will be dismissed. Under the terms of the settlement, Yamaha has granted the Company a license under certain of its worldwide patents and the Company has granted Yamaha a license under certain of its worldwide patents.

In the ordinary course of business, the Company is a defendant in other claims and disputes. While the outcome of these matters cannot be predicted with certainty, management presently believes the disposition of these matters will not have a material effect on the financial position, results of operations or cash flows of the Company.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
CyberOptics Corporation

We have audited the accompanying consolidated balance sheets of CyberOptics Corporation as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statments. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CyberOptics Corporation as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


Coopers & Lybrand L.L.P.
Minneapolis, Minnesota
January 30, 1998, except for the second paragraph of
Note 8, as to which the date is March 9, 1998


Quarterly Financial Information:

(In thousands, except per share amounts)

QUARTER ENDED                            MAR 31     JUN 30     SEP 30     DEC 31
--------------------------------------------------------------------------------

1997 (UNAUDITED)

Revenues                                 $7,080     $8,257     $9,249    $10,534
Gross margin                              3,706      4,402      5,353      6,030
Income from operations                      371        655      1,638      1,924
Net income                                  589        809      1,487      1,712
Net income per share-Basic                 0.11       0.16       0.28       0.32
Net income per share-Diluted               0.11       0.15       0.27       0.30

1996 (UNAUDITED AND NOT REVIEWED)

Revenues                                 $8,513     $7,812     $5,025     $6,712
Gross margin                              4,604      3,917      2,380      3,422
Income (loss) from operations             1,490        402     (1,102)        95
Net income (loss)                         1,421        700       (356)       415
Net income (loss) per share-Basic          0.25       0.12      (0.06)      0.08
Net income (loss) per share-Diluted        0.24       0.12      (0.06)      0.08

The summation of quarterly net income per share may not equate to the year-end calculation as quarterly calculations are performed on a discrete basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                NONE.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the heading "Election of Directors--Nominees and --Executive Officers" and "Shares Outstanding" of the Company's definitive proxy statement for its annual meeting of shareholders to be held May 18, 1998 (hereafter, the "Proxy Statement"), is hereby incorporated by reference.

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

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements: See Item 8 to this Form 10-K.

(a)(2) Financial Statement Schedule: Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 1997, 1996 and 1995, and the report of Coopers & Lybrand L.L.P. thereon are attached as Item 14(d).

(a)(3)   LIST OF EXHIBITS

Exhibit Number    Description
--------------    -----------

         3.1      Articles of Incorporation of Company, as amended

         3.2      Bylaws of the Company (Incorporated by reference to Exhibit
                  3.2 to the Company's Registration Statement on Form S-18 (Registration No. 33-17628C) (the "Registration Statement")

         4.1 Restated Stock Option Plan of the Company, as amended (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed October 30, 1997 (file no 33-39091).

         4.2 CyberOptics Corporation Stock Option Plan for Non-Employee Directors, as amended (Incorporated by reference to Exhibit
                  4.2 of the Company's Registration Statement on Form S-8 filed October 30, 1997 (file no 33-39091)

         4.3 CyberOptics Corporation Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.7 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1992).

         10.4 Lease Agreement between MEPC American Properties, Inc. and the Company dated September 15, 1995 (Incorporated by reference to
                  Exhibit 10 of the Company's Form 10-QSB for the quarter ended September 30, 1995).

         23.1     Consent of Coopers & Lybrand L.L.P.

         27.1 Financial Data Schedule--Restatement of selected 1995 and 1996 data due to SFAS 128 (for electronic filing purposes only).

         27.2 Financial Data Schedule--Restatement of selected 1997 data due to SFAS 128 (for electronic filing purposes only).

         27.3     Financial Data Schedule (for electronic filing purposes only).

         99.0     Forward Looking Statements--Cautionary Statement

(b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K have been filed for the quarter ended December 31, 1997.

(d)      FINANCIAL STATEMENT SCHEDULES:



                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
CyberOptics Corporation


Our report on the consolidated financial statements of CyberOptics Corporation has been included in this Annual Report on Form 10-K under Item 8. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in item 14 of this Annual Report on Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                                        COOPERS & LYBRAND L.L.P.

Minneapolis, Minnesota
January 30, 1998

SCHEDULE II

                             CYBEROPTICS CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                           Balance at       Charged to                      Balance
                                          Beginning of      Costs and                      at end of
Description                                  Period          Expenses      Deductions       Period
--------------------------------          ------------      ----------     ----------      ---------
Allowance for doubtful accounts:

   Year ended December 31, 1997           $   125,566       $   11,844     $   12,404      $  125,006

   Year ended December 31, 1996           $   100,000       $    8,339     $   17,227      $  125,566

   Year ended December 31, 1995           $    50,000       $   52,283     $   (2,283)     $  100,000




                                           Balance at       Charged to                      Balance
                                          Beginning of      Costs and                      at end of
Description                                  Period          Expenses      Deductions       Period
---------------------------------         ------------      ----------     ----------      ---------

Allowance for obsolete inventory:

   Year ended December 31, 1997           $   474,846       $  445,000     $  (244,846)    $  675,000

   Year ended December 31, 1996           $   500,000       $  297,967     $  (323,121)    $  474,846

   Year ended December 31, 1995           $   140,000       $  465,694     $  (105,694)    $  500,000


                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CYBEROPTICS CORPORATION


Dated: March 23, 1998                    By  /s/ STEVEN M. QUIST
                                            ------------------------
                                            Steven M. Quist,
                                            President

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                        Title                                 Date
----                        -----                                 ----

 /s/ Steven K. Case         Chairman and Director (Principal      March 23, 1998
------------------------    Executive Officer)
Steven K. Case

 /s/ Steven M. Quist        Director and President                March 23, 1998
------------------------
Steven M. Quist

/s/ Alex B. Cimochowski     Director                              March 23, 1998
------------------------
Alex B. Cimochowski

/s/ George E. Kline         Director                              March 23, 1998
------------------------
George E. Kline

                            Director                              March __, 1998
------------------------
P. June Min

/s/ Erwin Kelen             Director                              March 18, 1998
------------------------
Erwin Kelen

/s/ John D. Beagan         Vice President--Operations             March 23, 1998
------------------------   (acting Principal Financial Officer)
John D. Beagan

/s/ Scott Larson           Controller                             March 23, 1998
------------------------   (Principal Accounting Officer)
Scott Larson