Form 10-Q
period 1998-03-31
CYBEROPTICS CORP
filed 1998-05-15
CIK 768411

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Check One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1998

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

         Yes_X_  No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At May 6, 1998, 5,417,430 shares of the issuer's Common Stock, no par value, were outstanding.

PART I.  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                             CYBEROPTICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                     MARCH 31, 1998   DEC. 31, 1997
                                                                       (UNAUDITED)
--------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                 $9,775           $6,160
Marketable securities                                                     21,523           20,577
Accounts receivable, net                                                   7,416            7,697
Inventories                                                                5,781            4,611
Other current assets                                                       1,491            1,343
--------------------------------------------------------------------------------------------------
                    Total current assets                                  45,986           40,388
Marketable securities                                                     11,112           14,290
Equipment and furnishings, net                                             2,858            2,661
Capitalized patent costs, net                                                 99              106
--------------------------------------------------------------------------------------------------
                    Total assets                                         $60,055          $57,445
==================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                          $1,644           $1,205
Income taxes payable                                                       1,261              661
Accrued expenses                                                           1,884            2,286
--------------------------------------------------------------------------------------------------
                    Total current liabilities                              4,789            4,152
Commitments and Contingencies
Stockholders' equity:
      Preferred stock, no par value, 5,000 shares
        authorized, none outstanding
     Common stock, no par value, 25,000 shares
       authorized, 5,409 and 5,341 shares issued
       and outstanding, respectively                                      38,842           38,437
      Retained earnings                                                   16,424           14,856
--------------------------------------------------------------------------------------------------
                    Total stockholders' equity                            55,266           53,293
--------------------------------------------------------------------------------------------------
                    Total liabilities and stockholders' equity           $60,055          $57,445
==================================================================================================
SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.


                             CYBEROPTICS CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (In thousands, except per share amounts)




                                                    THREE MONTHS ENDED MARCH 31,
                                                        1998          1997
----------------------------------------------------------------------------
Revenues                                              $10,630        $7,080
Cost of revenues                                        4,447         3,374
----------------------------------------------------------------------------
     Gross margin                                       6,183         3,706
Research and development expenses                       1,845         1,426
Selling, general and administrative expenses            2,633         1,909
----------------------------------------------------------------------------
     Income from operations                             1,705           371
Interest income                                           593           493
----------------------------------------------------------------------------
     Income before income taxes                         2,298           864
Provision for income taxes                                730           275
----------------------------------------------------------------------------
     Net income                                       $ 1,568        $  589
============================================================================
Net income per share - Basic                          $  0.29        $ 0.11
Net income per share - Diluted                        $  0.28        $ 0.11
============================================================================
Weighted average shares outstanding - Basic             5,372         5,183
Weighted average shares outstanding - Diluted           5,640         5,415
============================================================================
SEE THE ACCOMPANYING NOTES TO INTERIM FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                    THREE MONTHS ENDED MARCH 31,
                                                             1998         1997
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                            $1,568        $589
       Adjustments to reconcile net income to
         net cash provided by operating
         activities:
         Depreciation and amortization                          255         219
         Provision for losses on inventories                     62          32
         Changes in operating assets and
            liabilities:
            Accounts receivable                                 281         193
            Inventories                                      (1,232)       (788)
            Other current assets                               (148)        420
            Accounts payable                                    439          45
            Income taxes payable                                600         275
            Accrued expenses                                   (402)       (177)
--------------------------------------------------------------------------------
                Net cash provided
                  by operating activities                     1,423         808

CASH FLOWS FROM INVESTING ACTIVITIES:
       Sales and maturities of marketable securities          7,674      14,987
       Purchases of marketable securities                    (5,427)     (7,480)
       Additions to equipment and furnishings                  (436)       (159)
       Additions to patents                                      (9)        (16)
--------------------------------------------------------------------------------
                Net cash provided by investing
                 activities                                   1,802       7,332

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from exercise of stock options                  348         173
       Repurchase of common stock                                          (561)
       Other                                                     42
--------------------------------------------------------------------------------
            Net cash provided (used) by financing
              activities                                        390        (388)

Increase in cash and cash equivalents                         3,615       7,752
Cash and cash equivalents - beginning
       of period                                              6,160       8,953
--------------------------------------------------------------------------------
Cash and cash equivalents - end of period                    $9,775     $16,705
================================================================================
SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998


1.    INTERIM REPORTING:

The interim consolidated financial statements presented herein as of March 31, 1998, and for the three months ended March 31, 1998 and 1997, are unaudited; however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three month period ended March 31, 1998, do not necessarily indicate the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The December 31, 1997, consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.



2.     STOCK REPURCHASE:

In December 1996, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of common stock. During the first quarter of 1997, the Company repurchased 41,000 shares of common stock under the authorization which expired in December 1997. In February 1998, the Board of Directors authorized the repurchase of an additional 500,000 shares, at such times and at such prices as a committee of the Board of Directors determines. As of May 6, 1998, no shares have been repurchased under the February 1998 authorization. Repurchased shares will be utilized for employee compensation plans and other corporate purposes.



3.     INVENTORIES (IN THOUSANDS):


                                              March 31,        Dec. 31,
                                                1998            1997
                                            (unaudited)
                                            -------------------------
         Raw materials                        $3,716           $3,027

         Work in process                       1,457            1,106

         Finished goods                          608              478
                                            -------------------------
Total inventories                             $5,781           $4,611
                                            =========================

                             CYBEROPTICS CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998




4.    NET INCOME PER SHARE:

Basic net income per share has been computed using the weighted average number of shares outstanding. The diluted net income per share includes the effect of common stock equivalents for each period. The number of shares utilized in the denominator of the diluted net income per share computation has been increased by 268,000 and 232,000 shares at March 31, 1998 and 1997, respectively. Options to purchase 14,000 and 144,000 shares of common stock at a weighted average price of $24.50 and $16.60 were outstanding at March 31, 1998 and 1997 but were not included in the computation of diluted net income per share as the options exercise price was greater than the average market price of the common shares.



5.    COMPREHENSIVE INCOME:

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new rules for the reporting of comprehensive income and its components, however, the adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included as a component of other comprehensive income.

During the first quarters of 1998 and 1997, total comprehensive income amounted to $1,583,000 and $589,000, respectively. Accumulated other comprehensive income at March 31, 1998 and December 31, 1997 was $41,000 and $26,000, respectively.



6.     RECLASSIFICATIONS:

Certain reclassifications have been made in the statement of cash flows for the three month period ended March 31, 1997 to conform to the classifications used during the three month period ended March 31, 1998. These reclassifications had no effect on net income or stockholders equity.

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



CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The following Management's Discussion and Analysis contains "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs relating to future events, including statements regarding levels of orders, research and development expenses, taxation levels, the sufficiency of cash to meet operating and capital expenses and the ability to continue to price foreign transactions in U.S. currency. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

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

These and other factors that may affect future operations are discussed in more detail in Exhibit 99 to this Form 10-Q and in the Company's filings with the Securities and Exchange Commission.

                              RESULTS OF OPERATIONS


The table below lists certain financial data expressed as a percentage of revenues for the periods ended March 31, 1998 and 1997.

                                             Three Months Ended
                                                  March 31,
                                               1998     1997
                                               -------------

         Revenues                              100%     100%

         Gross margin                           58%      52%

         Research and development expenses      17%      20%

         Selling, general and

             administrative expenses            25%      27%

         Income from operations                 16%       5%

         Net income                             15%       8%




REVENUES

Revenues increased 50% to $10.6 million during the three month period ended March 31, 1998 compared to $7.1 million for the comparable period in 1997. Increased revenues are primarily the result of strong demand for surface mount technology (SMT) process control sensors, primarily LaserAlign and Laser Lead Locator, from original equipment manufacturer (OEM) customers and the resulting change in the level of unit shipments. Revenues from SMT sensor products contributed $8.2 million during the three months ended March 31, 1998 compared to $4.6 million for the comparable period in 1997. The Company's two largest customers, Juki Corporation (Juki) and Philips Electronics, N.V. (Philips), accounted for approximately 34% and 18% of revenues for the three months ended March 31, 1998 and Juki accounted for 24% of revenues for the comparable period in 1997. The five principal OEM customers (including Juki and Philips) in the aggregate accounted for 70% and 55% of revenues for the periods ended March 31, 1998 and 1997, respectively. Increased revenues from SMT sensors reflect continued strength in the global SMT market, the primary market for the Company's products. The Company anticipates a strong SMT market for the remainder of 1998, which should continue to have a positive impact on the level of orders.

SMT system revenues decreased 2% to $1.5 million during the three month period ended March 31, 1998 from the comparable period in 1997. SMT systems revenues represent sales of enhanced versions of the Company's CyberSentry and LSM products, both of which were introduced during the first quarter of 1997. System revenue levels are typically low during the first quarter of each year due to the seasonal nature of capital equipment buying patterns and the introduction of new products at electronics industry trade shows. The relatively flat SMT system revenue levels discussed above reflect a continuation of this buying pattern. On a quarterly basis, the Company anticipates SMT system revenues for the remainder of 1998 will exceed those generated during the first quarter.

General measurement systems and sensor products revenues decreased to $212,000 during the three month period ended March 31, 1998 compared to $548,000 in the first quarter of 1997. General measurement revenues have been declining primarily as the result of product changeovers in both the systems and sensor product lines. A new family of general measurement sensors was released during the fourth quarter of 1997, and a new family of general measurement systems was introduced late in the first quarter of 1998. As a result of these new product introductions, the Company believes that general measurement products revenues will make a growing contribution to revenues during the remainder of 1998.

International revenues comprised 79% and 74% of total revenues during the three months ended March 31, 1998 and 1997, respectively. Sales of the Company's products in Western Europe, Japan and the rest of the Far East have increased significantly over each of the last six quarters. These international markets account for a significant portion of the production capability of capital equipment for the manufacture of electronics, the primary market for the LaserAlign, Laser Lead Locator, CyberSentry and LSM2 products. Revenues generated from products used primarily for SMT production were approximately 91% and 86% of revenues for the three month periods ended March 31, 1998 and 1997, respectively.


GROSS MARGIN

Gross margin increased as a percent of total revenues to 58% during the three month period ended March 31, 1998 compared to 52% during the comparable period in 1997. The increase in gross margin is primarily the result of increased revenue volume over which to spread the fixed component of cost of revenues as well as manufacturing efficiencies. In addition, a shift in revenue mix towards higher margin sensor products and reduced warranty costs also had a positive impact on gross margin during the first quarter of 1998 compared to the same period in 1997.


RESEARCH AND DEVELOPMENT

Net research and development expenses increased 29% to $1.8 million during the three month period ended March 31, 1998 compared to $1.4 million during the comparable period in 1997. As a percentage of revenue, expenses have decreased to 17% during the three months ended March 31, 1998 from 20% during the comparable period in 1997. Payments to the Company for customer funded research and development are deferred and recognized as a reduction of research and development expenses as costs are incurred. There was no customer funded research and development recognized during 1998. During the three months ended March 31, 1997, $166,000 of customer funded research and development was recognized as a reduction of research and development expense.

Research and development expenses during the three months ended March 31, 1998 were primarily focused on completion of the new family of general measurement scan stations and sensors, introduced during the fourth quarter of 1997 and the first quarter of 1998, continuing development work on the LaserAlign technology and the development of additional future product offerings for solder paste inspection. The Company anticipates that expense levels in research and development will remain consistent with first quarter of 1998 as a percentage of revenues over the next several quarters.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 38% to $2.6 million during the three month period ended March 31, 1998 compared to $1.9 million during the comparable period in 1997. As a percentage of revenue, selling, general and administrative expenses have decreased from 27% in 1997 to 25% in 1998. The dollar increase in selling, general and administrative expenses is primarily due to increased legal expense related to settlement of the Yamaha litigation, increased personnel costs added to support the sales and service of the Company's product offerings and personnel costs associated with the hiring of a new President. The Company has added sales, service and other support resources primarily to provide support to its SMT systems and general measurement businesses, but also to support a growing OEM revenue base. In addition, there were increases in trade show costs during the first quarter of 1998 as the Company continues to expand its presence at major electronics industry events.

EFFECTIVE INCOME TAX RATE

The Company's effective income tax rate was approximately 32% during the three months ended March 31, 1998 and 1997. Benefits from the Company's foreign sales corporation and the research and experimentation tax credit were primarily responsible for reducing the effective tax rate below the statutory federal rate.


ORDER RATE AND BACKLOG

CyberOptics' order rate totaled $8.8 million during the three month period ended March 31, 1998 compared to $8.3 million during the same period in 1997. Backlog totaled $6.8 million and $5.6 million at March 31, 1998 and 1997, respectively. The scheduled shipment of the March 31, 1998 backlog is as follows (In thousands):


                           2nd Quarter 1998                      $6,542
                           3rd Quarter 1998                         254
                           After 3rd Quarter 1998                    23
                                                                 ------

                               Total backlog                     $6,819


LIQUIDITY AND CAPITAL RESOURCES


Cash and cash equivalents and marketable securities increased to $42.4 million as of March 31, 1998 from $41.0 million as of December 31, 1997, primarily as the result of $1.4 million in cash provided by operations and $390,000 in cash provided by common stock related financing activities. These increases in cash were partially offset by $445,000 in fixed asset and patent additions. Marketable securities generally consist of U.S. Government or U.S. Government agency obligations with maturities of three years or less.

The Company generated $1.4 million in cash from operations during the first three months of 1998, primarily due to net income of $1.6 million, including $317,000 of non-cash expenses for depreciation and amortization and the provision for inventory obsolescence, a $600,000 increase in income taxes payable and a $439,000 increase in accounts payable. These increases in cash from operations were partially offset by an increase in inventory of $1.2 million as the result of inventory purchases to support a growing revenue base and new product introductions, and a $402,000 reduction in accrued expenses primarily due to payment of the 1997 employee incentive bonus in the first quarter of 1998. During the three months ended March 31 1997, the Company generated $808,000 of cash from operations, primarily due to net income of $589,000, including $251,000 of non-cash expenses, a $420,000 decrease in other current assets and an increase in income taxes payable of $275,000. These increases in cash were offset primarily by a $788,000 increase in inventories.

The Company generated $1.8 million of cash from investing activities during the three month period ended March 31, 1998 and $7.3 million in the comparable period in 1997. The majority of the increase in cash is the result of the timing of purchases and sales of marketable securities, which provided $2.2 million of cash in 1998 and $7.5 million in 1997. The Company used $436,000 and $159,000 of cash during 1998 and 1997 to purchase additional equipment and leasehold improvements

The Company generated $390,000 of cash from financing activities in the three month period ended March 31, 1998 and used $388,000 of cash during the comparable period in 1997. During 1998, cash was generated primarily as the result of proceeds from the exercise of stock options. During 1997, cash was used primarily for the repurchase of 41,000 shares of the Company's common stock.

During the fourth quarter of 1997 and the first half of 1998, the Company will implement a new enterprise business system. Total external cost of implementation is anticipated to be approximately $1.0 million, the majority of which will be capitalized and depreciated beginning on the date of implementation. As of March 31, 1998, the Company has capitalized costs of approximately $400,000 for the new system. Other than discussed above, the Company has no material capital commitments. The Company believes current working capital and anticipated funds from operations will be adequate for anticipated operating and capital needs.


OTHER

Changes in revenue levels have resulted primarily from changes in the level of unit shipments and new product introductions. The Company believes that inflation has had no significant effect on operations. Substantially all of the Company's international export sales are negotiated, invoiced and paid in U.S. dollars. Because many of the OEM sensor products the Company manufactures for foreign consumption are incorporated into products of our OEM customers that are re-exported to North America and Europe, the Company does not believe that foreign currency fluctuations have a significant impact on its revenues.

PART II. OTHER INFORMATION




ITEM 6 - EXHIBITS AND REPORTS ON 8-K

a.   Exhibits

         Exhibit 27--Financial Data Schedule (For EDGAR filing only)

         Exhibit 99--Forward Looking Statements Cautionary Statement

b.   Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1998, or during the period from March 31, 1998 to the date of this quarterly report on Form 10-Q.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         CyberOptics Corporation



                                                             /s/  John D. Beagan
                                                             -------------------
                                  John D. Beagan, V.P. Operations and acting CFO
                                                (Principal Financial Officer and
                                                        Duly Authorized Officer)



Dated:  May  14, 1998

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        CyberOptics Corporation



                                                           --------------------
                                  John D. Beagan, V.P. Operation and acting CFO
                                               (Principal Financial Officer and
                                                       Duly Authorized Officer)



Dated: May 14, 1998