Form 10-Q
period 1998-06-30
CYBEROPTICS CORP
filed 1998-08-14
CIK 768411

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Check One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

At August 10, 1998, 5,048,430 shares of the issuer's Common Stock, no par value, were outstanding.

PART I.  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                             CYBEROPTICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                              JUNE 30, 1998        DEC. 31, 1997
                                                                 (UNAUDITED)
------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                           $ 9,636              $ 6,160
Marketable securities                                                20,996               20,577
Accounts receivable, net                                              7,401                7,697
Inventories                                                           5,845                4,611
Other current assets                                                  1,440                1,343
------------------------------------------------------------------------------------------------
              Total current assets                                   45,318               40,388
Marketable securities                                                 9,510               14,290
Equipment and leasehold improvements, net                             2,957                2,661
Capitalized patent costs, net                                           129                  106
------------------------------------------------------------------------------------------------
              Total assets                                          $57,914              $57,445
================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                    $ 1,248              $ 1,205
Income taxes payable                                                    611                  661
Accrued expenses                                                      2,131                2,286
------------------------------------------------------------------------------------------------
              Total current liabilities                               3,990                4,152
Commitments and Contingencies
Stockholders' equity:
      Preferred stock, no par value, 5,000 shares
       authorized, none outstanding
      Common stock, no par value, 25,000 shares
       authorized, 5,228 and 5,341 shares issued
       and outstanding, respectively                                 36,448               38,437
      Retained earnings                                              17,476               14,856
------------------------------------------------------------------------------------------------

              Total stockholders' equity                             53,924               53,293
------------------------------------------------------------------------------------------------
              Total liabilities and stockholders' equity            $57,914              $57,445
================================================================================================


SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                            THREE MONTHS ENDED JUNE 30,
                                                      1998         1997
-----------------------------------------------------------------------
Revenues                                            $9,718       $8,257
Cost of revenues                                     4,401        3,855
-----------------------------------------------------------------------
     Gross margin                                    5,317        4,402
Research and development expenses                    1,944        1,552
Selling, general and administrative expenses         2,418        2,195
-----------------------------------------------------------------------
     Income from operations                            955          655
Interest income                                        597          536
-----------------------------------------------------------------------
     Income before income taxes                      1,552        1,191
Provision for income taxes                             500          382
-----------------------------------------------------------------------
     Net income                                     $1,052       $  809
=======================================================================
Net income per share - Basic                        $ 0.20       $ 0.16
Net income per share - Diluted                      $ 0.19       $ 0.15
=======================================================================
Weighted average shares outstanding - Basic          5,392        5,215
Weighted average shares outstanding - Diluted        5,575        5,448
=======================================================================

                                              SIX MONTHS ENDED JUNE 30,
                                                      1998         1997
-----------------------------------------------------------------------
Revenues                                           $20,348      $15,337
Cost of revenues                                     8,848        7,229
-----------------------------------------------------------------------
     Gross margin                                   11,500        8,108
Research and development expenses                    3,788        2,978
Selling, general and administrative expenses         5,052        4,104
-----------------------------------------------------------------------
     Income from operations                          2,660        1,026
Interest income                                      1,190        1,029
-----------------------------------------------------------------------
     Income before income taxes                      3,850        2,055
Provision for income taxes                           1,230          657
-----------------------------------------------------------------------
     Net income                                    $ 2,620      $ 1,398
=======================================================================
Net income per share - Basic                       $  0.49      $  0.27
Net income per share - Diluted                     $  0.47      $  0.26
=======================================================================
Weighted average shares outstanding - Basic          5,382        5,199
Weighted average shares outstanding - Diluted        5,619        5,417
=======================================================================

SEE THE ACCOMPANYING NOTES TO INTERIM FINANCIAL CONSOLIDATED STATEMENTS.

                             CYBEROPTICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                    SIX MONTHS ENDED JUNE 30,
                                                          1998           1997
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                    $  2,620       $  1,398
        Adjustments to reconcile net income to
          net cash provided by operating
          activities:
          Depreciation and amortization                    536            444
          Provision for losses on inventories              221            198
          Changes in operating assets and
             liabilities:
             Accounts receivable                           296           (694)
             Inventories                                (1,455)        (1,142)
             Other current assets                          (97)           254
             Accounts payable                               43             79
             Income taxes payable                          (50)           548
             Accrued expenses                             (155)           245
-----------------------------------------------------------------------------
                 Net cash provided
                   by operating activities               1,959          1,330

CASH FLOWS FROM INVESTING ACTIVITIES:
        Maturities of marketable securities             14,882          9,726
        Purchases of marketable securities             (10,521)       (10,978)
        Additions to equipment and leaseholds             (798)          (298)
        Additions to patents                               (57)           (38)
-----------------------------------------------------------------------------
                 Net cash provided (used) by
                  investing activities                   3,506         (1,588)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from exercise of stock options            419            288
        Repurchase of common stock                      (2,459)          (561)
        Other                                               51
-----------------------------------------------------------------------------
             Net cash used by financing
               activities                               (1,989)          (273)

Increase (decrease) in cash and cash equivalents         3,476           (531)
Cash and cash equivalents - beginning
        of period                                        6,160          3,453
-----------------------------------------------------------------------------
Cash and cash equivalents - end of period             $  9,636       $  2,922
=============================================================================

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS




1.   INTERIM REPORTING:

The interim consolidated financial statements presented herein as of June 30, 1998, and for the three and six month periods ended June 30, 1998 and 1997, are unaudited; however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to SEC rules and regulations.

The results of operations for the three and six month periods ended June 30, 1998, do not necessarily indicate the results to be expected for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The December 31, 1997, consolidated balance sheet data derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.



2.   STOCK REPURCHASE:

In December 1996, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of common stock. During the first quarter of 1997, the Company repurchased 41,000 shares of common stock under the authorization which expired in December 1997. In February 1998, the Board of Directors authorized the repurchase of an additional 500,000 shares, at such times and at such prices as a committee of the Board of Directors determines. As of August 10, 1998, 369,500 shares have been repurchased under the February 1998 authorization. Repurchased shares will be utilized for employee compensation plans and other corporate purposes.



3.   INVENTORIES (IN THOUSANDS):


                                             June 30,   Dec. 31,
                                              1998        1997
                                           (unaudited)
                                           --------------------
                Raw materials                $4,457      $3,027

                Work in process                 793       1,106

                Finished goods                  595         478
                                            -------------------
                     Total inventories       $5,845      $4,611
                                            ===================

                             CYBEROPTICS CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS







4.   NET INCOME PER SHARE:

Basic net income per share has been computed using the weighted average number of shares outstanding. The diluted net income per share includes the effect of common stock equivalents for each period. The number of shares utilized in the denominator of the diluted net income per share computation as compared to the basic net income per share computation has been increased by 237,000 and 218,000 shares for the six month periods and by 183,000 and 233,000 for the three month periods ended June 30, 1998 and 1997. Options to purchase 104,000 and 191,000 shares of common stock at a weighted average price of $22.77 and $17.30 were outstanding but were not included in the computation of diluted net income per share for the six month periods ended June 30, 1998 and 1997 as the exercise price was greater than the average market price of the common shares. For the three month periods ended June 30, 1998 and 1997, options to purchase 214,000 and 131,000 shares of common stock at a weighted average price of $21.12 and $17.80 were not included in the computation of diluted net income per share.



5.   COMPREHENSIVE INCOME:

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's net income. SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included as a component of other comprehensive income.

During the six months ended June 30, 1998 and 1997, total comprehensive income amounted to $2,635,000 and $1,398,000, respectively. During the three month period ended June 30, 1998 and 1997, total comprehensive income amounted to $1,052,000 and $809,000, respectively. Accumulated other comprehensive income at June 30, 1998 and December 31, 1997 was $41,000 and $26,000, respectively.



6.   RECLASSIFICATIONS:

Certain reclassifications have been made in the statement of cash flows for the six month period ended June 30, 1997 to conform to the classifications used during the six month period ended June 30, 1998. These reclassifications had no effect on net income or stockholders' equity.

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



CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The following Management's Discussion and Analysis contains "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs relating to future events, including statements regarding levels of orders, taxation levels, the sufficiency of cash to meet operating and capital expenses and the ability to continue to price foreign transactions in U.S. currency. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

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

     -- The recent devaluation of many Asian currencies and the relatively higher local currency cost of the Company's products sold into these markets;

     -- Competition for the functions that the Company's products perform by larger "vision" technology companies and by other optical sensor companies;

     -- Quarterly fluctuations in operating results caused by the timing of shipments and other factors not entirely within the Company's control.

These and other factors that may affect future operations are discussed in more detail in Exhibit 99 to this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission.

                              RESULTS OF OPERATIONS


The table below lists certain financial data expressed as a percentage of revenues for the periods ended June 30, 1998 and 1997.

                                         Three Months Ended     Six Months Ended
                                              June 30,              June 30,
                                           1998      1997        1998      1997
                                         -------------------  ------------------
    Revenues                               100%      100%        100%      100%

    Gross margin                            55%       53%         57%       53%

    Research and development expenses       20%       19%         19%       19%

    Selling, general and
        administrative expenses             25%       27%         25%       27%

    Income from operations                  10%        8%         13%        7%

    Net income                              11%       10%         13%        9%




REVENUES

Revenues increased 33% to $20.3 million during the six month period ended June 30, 1998 compared to $15.3 million for the comparable period in 1997. For the second quarter of 1998, revenues increased 18% to $9.7 million from $8.3 million in the second quarter of 1997. Increased revenues are primarily the result of growth in demand for surface mount technology (SMT) process control sensors, primarily LaserAlign and Laser Lead Locator, from original equipment manufacturer (OEM) customers and the resulting change in the level of unit shipments. Revenues from SMT sensor products increased 62% to $15.4 million during the six months ended June 30, 1998 compared to 1997, and increased 49% to $7.2 million for the second quarter of 1998 compared to the second quarter of 1997. The Company's two largest customers, Juki Corporation (Juki) and Philips Electronics, N.V. (Philips), accounted for approximately 35% and 22% of revenues for the six months ended June 30, 1998 compared to 25% and 6% during the same period in 1997. For the second quarter, Juki and Philips accounted for approximately 37% and 27% of revenues in 1998 compared to 26% and 11% in 1997. The Company's five principal OEM customers (including Juki and Philips) in the aggregate accounted for 71% and 52% of revenues for the six month periods ended June 30, 1998 and 1997, and 71% and 54% of revenues for the second quarter of 1998 and 1997.

During the second quarter of 1998 the Company was notified by its largest OEM customer that there would be a reduction in its previously forecasted third quarter order rate, primarily as the result of weak economic conditions in Japan and other Asian countries. As a result, the Company expects a significant reduction in SMT sensor revenues during the third quarter of 1998 compared to the third quarter of 1997 and the second quarter of 1998.

SMT system revenues decreased 26% to $2.8 million during the six month period ended June 30, 1998 from the comparable period in 1997, and decreased 38% to $1.4 million for the second quarter of 1998 compared to the second quarter of 1997. SMT system revenues result from shipments of the Company's CyberSentry and LSM solder paste inspection products. The decrease in SMT systems revenues is primarily the result of reduced demand from our North American end-user system customers reflecting reduced capital spending due primarily to weak demand for their products in Asia.

Industrial measurement systems and sensor products revenues decreased 39% to $819,000 during the six month period ended June 30, 1998 from the comparable period in 1997, and decreased 24% to $607,000 for the second quarter of 1998 compared to the second quarter of 1997. However, industrial measurement sales increased significantly from the first quarter of 1998 due to the initial impact on revenues of new product introductions. Revenues from industrial measurement have been declining in recent quarters primarily as the result of product changeovers in both the systems and sensor product lines. A new family of general measurement sensors was released during the fourth quarter of 1997, and a new family of general measurement systems was introduced late in the first quarter of 1998. As a result of these new product introductions, the Company believes that the dollar level of industrial measurement products revenues will continue to increase during the second half of 1998, and become a larger percentage of overall company revenues.

International revenues comprised approximately 81% and 67% of total revenues during the six months ended June 30, 1998 and 1997, and approximately 84% and 61% of total revenues during the second quarter of 1998 and 1997. Sales of the Company's products in Western Europe, Japan and the rest of the Far East have increased significantly over each of the last six quarters. These international markets account for a significant portion of the production capability of capital equipment for the manufacture of electronics, the primary market for SMT sensor and SMT systems products. Revenues generated from products used primarily for SMT production have remained at approximately 90% of revenues during 1998 and 1997.


GROSS MARGIN

Gross margin increased as a percent of total revenues to 57% during the six month period ended June 30, 1998 compared to 53% during the comparable period in 1997. For the second quarter of 1998, gross margin was 55% of total revenue compared to 53% in the second quarter of 1997. The increase in gross margin is primarily the result of increased revenue volume over which to spread the fixed component of cost of revenues as well as manufacturing efficiencies. In addition, a shift in revenue mix towards higher margin sensor products and reduced warranty costs also had a positive impact on gross margin during the first half of 1998 compared to the same period in 1997.


RESEARCH AND DEVELOPMENT

Net research and development expenses increased 27% to $3.8 million during the six month period ended June 30, 1998 compared to $3.0 million during the comparable period in 1997. For the second quarter of 1998, research and development expenses increased 25% to $1.9 million from the comparable period in 1997. As a percentage of revenues, research and development expenses remained flat at 19% for the six months ended June 30, 1998 and 1997, and for the second quarter increased from 19% in 1997 to 20% in 1998. Research and development expenses during the six months ended June 30, 1998 were primarily focused on completion of the new family of industrial measurement scan stations and sensors introduced during the fourth quarter of 1997 and the first quarter of 1998, continuing development work on the LaserAlign technology and the development of additional future product offerings for solder paste inspection.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 23% to $5.1 million during the six month period ended June 30, 1998 compared to $4.1 million during the comparable period in 1997. For the second quarter of 1998, selling, general and administrative expenses increased 10% to $2.4 million compared to $2.2 million in 1997. As a percentage of revenue, selling, general and administrative expenses have decreased from 27% in 1997 to 25% in 1998 for both the three and six month periods. For the six month period ended June 30, 1998, the dollar increase in selling, general and administrative expenses is primarily due to increased compensation and related costs associated with the addition of a new president and other senior executives, increased compensation costs added to support the sales and service of the Company's product offerings and increased legal costs primarily related to settlement of the Yamaha litigation. For the second quarter of 1998, the increase is primarily due to increased personnel costs offset by a reduction in legal costs due to the Yamaha litigation settlement during the first quarter of 1998. The additional senior staff reflects the recent reorganization into three business units, each focused on a different served market.


EFFECTIVE INCOME TAX RATE

The Company's effective income tax rate was approximately 32% during the three and six months ended June 30, 1998 and 1997. Benefits from the Company's foreign sales corporation and the research and experimentation tax credit were primarily responsible for reducing the effective tax rate below the statutory federal rate.


ORDER RATE AND BACKLOG

CyberOptics' order rate totaled $16.6 million during the six month period ended June 30, 1998 compared to $16.3 million during the same period in 1997. For the second quarter of 1998, the order rate totaled $7.8 million compared to $8.0 million in 1997. Backlog totaled $4.9 million and $5.4 million at June 30, 1998 and 1997, respectively. The scheduled shipment of the June 30, 1998 backlog is as follows (In thousands):


                    3rd Quarter 1998                   $4,331
                    4th Quarter 1998                      603
                                                       ------

                        Total backlog                  $4,934


LIQUIDITY AND CAPITAL RESOURCES


Cash and cash equivalents and marketable securities decreased to $40.1 million as of June 30, 1998 from $41.0 million as of December 31, 1997, primarily as the result of $2.5 million in cash used to repurchase CyberOptics common stock and $855,000 in fixed asset and patent additions. These uses of cash were partially offset by $2.0 million of cash provided by operations and $470,000 of cash provided by other common stock related financing activities. Marketable securities generally consist of U.S. Government or U.S. Government agency obligations with maturities of three years or less.

The Company generated $2.0 million of cash from operations during the first six months of 1998, primarily due to net income of $2.6 million, including $757,000 of non-cash expenses for depreciation and amortization and the provision for inventory obsolescence and a $296,000 decrease in accounts receivable. These increases in cash from operations were partially offset by an increase in inventory of $1.5 million, resulting from inventory purchases to support a higher than realized revenue base, new product introductions and volume last time purchases of certain critical components. During the six months ended June 30 1997, the Company generated $1.3 million of cash from operations, primarily due to net income of $1.4 million, including $642,000 of non-cash expenses, a $254,000 decrease in other current assets and an increase in income taxes payable of $548,000. These increases in cash were offset primarily by a $1.1 million increase in inventories and a $694,000 increase in accounts receivable.

The Company generated $3.5 million of cash from investing activities during the six month period ended June 30, 1998 and used $1.6 million in the comparable period in 1997. The majority of the increase in cash is the result of the timing of purchases and sales of marketable securities, which provided $4.4 million of cash in 1998 and used $1.3 million in 1997. The Company used $798,000 and $298,000 of cash during 1998 and 1997 to purchase additional equipment and leasehold improvements.

The Company used $2.0 million of cash as the result of financing activities in the six month period ended June 30, 1998 and used $273,000 of cash for financing activities during the comparable period in 1997. During the first six months of 1998 and 1997, cash was used for the repurchase of 174,500 and 41,000 shares, respectively, of CyberOptics common stock. These uses of cash were partially offset by cash generated primarily as the result of proceeds from the exercise of stock options.

During the fourth quarter of 1997 and the first half of 1998, the Company has been in the process of implementing a new enterprise business system. Total external cost of implementation is anticipated to be approximately $775,000, the majority of which will be capitalized and depreciated beginning on the date of implementation. As of June 30, 1998, the Company has capitalized costs of approximately $500,000 for the new system. Other than discussed above, the Company has no material capital commitments. The Company believes current working capital and anticipated funds from operations will be adequate for anticipated operating and capital needs.


OTHER

Changes in revenue levels have resulted primarily from changes in the level of unit shipments and new product introductions. The Company believes that inflation has had no significant effect on operations. Substantially all of the Company's international export sales are negotiated, invoiced and paid in U.S. dollars.

The Company has analyzed the potential affect of the year 2000 issue on both the system software included in the Company's equipment and on application software licensed or purchased by the Company and used in its internal operations. The Company has tested all of the system software included in its products and determined that it is year 2000 compliant. In addition, the Company has requested and received documentation from vendors supplying software for its primary business applications addressing year 2000 compliance. In all cases, vendor responses indicated that their applications were either currently year 2000 compliant or that they would be compliant by the end of 1998, although the Company has not independently tested these applications for compliance. Based on this analysis, the Company does not anticipate a material cost associated with its systems relative to the year 2000 issue. Historical cost related to this issue has been less than $100,000.

The Company is in the process of contacting all critical suppliers to verify year 2000 compliance, and to date has not identified any issues. The Company is not directly linked to any material supplier computer systems. The Company currently feels that all recognized actions to address the year 2000 issue and minimize its effect on the Company have been taken, and while no formal contingency plan currently exists, appropriate actions will be taken if issues are identified.

PART II. OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of CyberOptics Corporation was held at 3:30 p.m. on Monday, May 18, 1998. Shareholders holding 4,299,188 shares, or approximately 79.49% of the outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

a.   Election of Directors

     The following nominees were elected to serve as members of the Board of Directors until the annual meeting of shareholders in 1999 or until such time as a successor may be elected:


                                             TABULATION OF VOTES
                                         ----------------------------
                                            FOR              WITHHELD
                                         ---------           -------
          Steve K. Case                  4,181,006           118,182

          Alex B. Cimochowski            4,181,006           118,182

          George E. Kline                4,181,006           118,182

          Steven M. Quist                4,181,006           118,182

          P. June Min                    4,180,982           118,206

          Erwin A. Kelen                 4,181,006           118,182

          Kathleen P. Iverson            4,180,288           118,900

b.   Approval of the 1998 Stock Incentive Plan

     Shareholders approved adoption of the Company's 1998 Stock Incentive Plan and reserved a total of 250,000 shares of common stock for issuance under the plan by a vote of 3,420,748 shares in favor, 854,385 shares against, 24,055 shares abstained and 0 shares not voted.


ITEM 6 - EXHIBITS AND REPORTS ON 8-K

a.   Exhibits

          Exhibit 27--Financial Data Schedule (For EDGAR filing only)

          Exhibit 99--Forward Looking Statements Cautionary Statement

b.   Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended June 30, 1998, or during the period from June 30, 1998 to the date of this quarterly report on Form 10-Q.

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



Dated:  August 14, 1998

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



Dated: August 14, 1998