Form 10-Q
period 1998-09-30
CYBEROPTICS CORP
filed 1998-11-16
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Check One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ________________ to ________________

Commission file number 0-16577
                       -------

                             CYBEROPTICS CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)

Minnesota                                                  41-1472057
---------                                                  ----------
(State or other jurisdiction                               (IRS Employer
of incorporation or organization)                          Identification No.)

              5900 Golden Hills Drive, Minneapolis, Minnesota 55416
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (612) 542-5000
                                 --------------
                           (Issuer's telephone number)

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

At November 10, 1998, 4,950,320 shares of the issuer's Common Stock, no par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                             CYBEROPTICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                            SEPT. 30, 1998   DEC. 31, 1997
                                                               (UNAUDITED)
-------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                          $ 8,752         $ 6,160
Marketable securities                                               13,411          20,577
Accounts receivable, net                                             7,123           7,697
Inventories                                                          6,089           4,611
Other current assets                                                 1,411           1,343
-------------------------------------------------------------------------------------------
                    Total current assets                            36,786          40,388
Marketable securities                                               15,074          14,290
Equipment and leasehold improvements, net                            2,742           2,661
Capitalized patent costs, net                                          162             106
-------------------------------------------------------------------------------------------
                    Total assets                                   $54,764         $57,445
===========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                   $ 1,555         $ 1,205
Income taxes payable                                                   589             661
Accrued expenses                                                     2,082           2,286
-------------------------------------------------------------------------------------------
                    Total current liabilities                        4,226           4,152

Commitments and Contingencies

Stockholders' equity:
     Preferred stock, no par value, 5,000 shares
        authorized, none outstanding
     Common stock, no par value, 25,000 shares
       authorized, 4,949 and 5,341 shares issued
       and outstanding, respectively                                32,658          38,437
     Retained earnings                                              17,880          14,856
-------------------------------------------------------------------------------------------
                    Total stockholders' equity                      50,538          53,293
-------------------------------------------------------------------------------------------
                    Total liabilities and stockholders' equity     $54,764         $57,445
===========================================================================================
SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.


                             CYBEROPTICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                              1998             1997
------------------------------------------------------------------------------------
Revenues                                                   $ 7,737          $ 9,249
Cost of revenues                                             3,660            3,896
------------------------------------------------------------------------------------
     Gross margin                                            4,077            5,353
Research and development expenses                            1,558            1,588
Selling, general and administrative expenses                 2,447            2,127
------------------------------------------------------------------------------------
     Income from operations                                     72            1,638
Interest income                                                532              549
------------------------------------------------------------------------------------
     Income before income taxes                                604            2,187
Provision for income taxes                                     200              700
------------------------------------------------------------------------------------
     Net income                                            $   404          $ 1,487
====================================================================================
Net income per share - Basic                               $  0.08          $  0.28
Net income per share - Diluted                             $  0.08          $  0.27
====================================================================================
Weighted average shares outstanding - Basic                  5,057            5,257
Weighted average shares outstanding - Diluted                5,125            5,607
====================================================================================

                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                              1998             1997
------------------------------------------------------------------------------------
Revenues                                                   $28,085          $24,586
Cost of revenues                                            12,508           11,125
------------------------------------------------------------------------------------
     Gross margin                                           15,577           13,461
Research and development expenses                            5,346            4,566
Selling, general and administrative expenses                 7,499            6,231
------------------------------------------------------------------------------------
     Income from operations                                  2,732            2,664
Interest income                                              1,722            1,578
------------------------------------------------------------------------------------
     Income before income taxes                              4,454            4,242
Provision for income taxes                                   1,430            1,357
====================================================================================
     Net income                                            $ 3,024          $ 2,885
====================================================================================
Net income per share - Basic                               $  0.57          $  0.55
Net income per share - Diluted                             $  0.55          $  0.53
====================================================================================
Weighted average shares outstanding - Basic                  5,273            5,210
Weighted average shares outstanding - Diluted                5,461            5,478
====================================================================================
SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDTED FINANCIAL STATEMENTS


                             CYBEROPTICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                    1998             1997
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                              $  3,024         $  2,885
        Adjustments to reconcile net income to
          net cash provided by operating
          activities:
          Depreciation and amortization                              845              676
          Provision for inventory obsolesence                        285              379
          Changes in operating assets and
             liabilities:
             Accounts receivable                                     574             (132)
             Inventories                                          (1,763)          (1,271)
             Other current assets                                    (68)             289
             Accounts payable                                        350               39
             Income taxes payable                                    (72)           1,094
             Accrued expenses                                       (204)             142
------------------------------------------------------------------------------------------
                 Net cash provided
                   by operating activities                         2,971            4,101

CASH FLOWS FROM INVESTING ACTIVITIES:
        Maturities of marketable securities                       26,021           12,901
        Purchases of marketable securities                       (19,415)         (14,673)
        Additions to equipment and leaseholds                       (869)            (455)
        Additions to patents                                        (113)             (60)
------------------------------------------------------------------------------------------
                 Net cash provided (used) by
                  investing activities                             5,624           (2,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from exercise of stock options                      409              465
        Proceeds from issuance of common stock
          under Employee Stock Purchase Plan                         355              285
        Repurchase of common stock                                (6,830)            (561)
        Other                                                         63
------------------------------------------------------------------------------------------
             Net cash provided (used) by
               financing activities                               (6,003)             189

Increase in cash and cash equivalents                              2,592            2,003
Cash and cash equivalents - beginning
        of period                                                  6,160            3,453
------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                       $  8,752         $  5,456
==========================================================================================
SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                             CYBEROPTICS CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1.    INTERIM REPORTING:

The interim consolidated financial statements presented herein as of September 30, 1998, and for the three and nine month periods ended September 30, 1998 and 1997, are unaudited; however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to SEC rules and regulations.

The results of operations for the three and nine month periods ended September 30, 1998, do not necessarily indicate the results to be expected for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The December 31, 1997, consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.


2.     STOCK REPURCHASE:

In December 1996, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of common stock. During the first quarter of 1997, the Company repurchased 41,000 shares of common stock under that authorization which expired in December 1997. In February 1998, the Board of Directors authorized the repurchase of an additional 500,000 shares, at such times and at such prices as a committee of the Board of Directors determines. As of September 30, 1998, all 500,000 shares have been repurchased under the February 1998 authorization. In October 1998, the Company's Board of Directors authorized the repurchase of an additional 250,000 shares, at such times and at such prices as a committee of the Board of Directors determines. No shares have been repurchased under this authorization. Repurchased shares will be utilized for employee compensation plans and other corporate purposes.


3.     INVENTORIES (IN THOUSANDS):

                                                 Sept. 30,    Dec. 31,
                                                   1998         1997
                                                (unaudited)
                                                ----------------------
         Raw materials                             $3,934      $3,027

         Work in process                            1,222       1,106

         Finished goods                               933         478
                                                ----------------------
                  Total inventories                $6,089      $4,611
                                                =====================

                             CYBEROPTICS CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


4.    NET INCOME PER SHARE:

Basic net income per share has been computed using the weighted average number of shares outstanding. The diluted net income per share includes the effect of common stock equivalents for each period. The number of shares utilized in the denominator of the diluted net income per share computation as compared to the basic net income per share computation has been increased by 188,000 and 268,000 equivalent shares for the nine month periods and by 68,000 and 350,000 for the three month periods ended June 30, 1998 and 1997. Options to purchase 212,000 and 169,000 shares of common stock at a weighted average price of $21.00 and $19.00 were outstanding but were not included in the computation of diluted net income per share for the nine month periods ended September 30, 1998 and 1997 as the exercise price was greater than the average market price of the common shares during that period. For the three month periods ended September 30, 1998 and 1997, options to purchase 530,000 and 90,000 shares of common stock at a weighted average price of $18.00 and $22.00 were not included in the computation of diluted net income per share because the exercise price was greater than the average price of common shares during the periods.


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

During the nine months ended September 30, 1998 and 1997, total comprehensive income amounted to $3,249,000 and $2,885,000, respectively. During the three month periods ended September 30, 1998 and 1997, total comprehensive income amounted to $613,000 and $1,487,000, respectively. Accumulated other comprehensive income as of September 30, 1998 and December 31, 1997 was $250,000 and $26,000, respectively.


6.     RECLASSIFICATIONS:

Certain reclassifications have been made in the statement of cash flows for the nine month period ended September 30, 1997 to conform to the classifications used during the nine month period ended September 30, 1998. These reclassifications had no effect on net income or stockholders' equity.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The following management's discussion and analysis contains "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs relating to future events, including statements regarding levels of orders, statements regarding expected spending levels, taxation levels, the sufficiency of cash to meet operating and capital expenses and the ability to continue to price foreign transactions in U.S. currency. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

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

                              RESULTS OF OPERATIONS


The table below lists certain financial data expressed as a percentage of revenues for the periods ended September 30, 1998 and 1997.

                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                       1998      1997          1998      1997
                                     ------------------------------------------
Revenues                               100%      100%          100%      100%

Gross margin                            53%       58%           55%       55%

Research and development expenses       20%       17%           19%       19%

Selling, general and
    administrative expenses             32%       23%           27%       25%

Income from operations                   1%       18%           10%       11%

Net income                               5%       16%           11%       12%


REVENUES

Revenues increased 14% to $28.1 million during the nine month period ended September 30, 1998 compared to $24.6 million for the comparable period in 1997. For the third quarter of 1998, revenues decreased 16% to $7.7 million from $9.2 million in the second quarter of 1997. Both the increase in revenues for the nine month period and the decrease in revenues for the third quarter, compared to 1997, are primarily the result of changes in the level of demand for surface mount technology (SMT) process control sensors, primarily LaserAlign and Laser Lead Locator, from original equipment manufacturer (OEM) customers. Revenues from SMT sensor products increased 20% to $19.2 million during the nine months ended September 30, 1998 compared to 1997, and decreased 42% to $3.8 million for the third quarter of 1998 compared to the third quarter of 1997. The primary reason for lower revenues in the third quarter of 1998 compared to the same period in 1997 was the reduction in revenues from the Company's largest OEM customer, primarily due to weak economic conditions in Japan and other Asian countries. The Company anticipates increased revenues from this customer in the fourth quarter of 1998 compared to the third quarter of 1998. As a result, SMT and total Company revenues are expected to be higher in the fourth quarter of 1998 than the third quarter of 1998, but not at the levels achieved in the fourth quarter of 1997.

SMT system revenues increased 6% to $5.8 million during the nine month period ended September 30, 1998 from the comparable period in 1997, and increased 74% to $3.0 million for the third quarter of 1998 compared to the third quarter of 1997. SMT system revenues result from shipments of the Company's CyberSentry and LSM solder paste inspection products. The growth in SMT systems revenues is primarily due to increased revenues during the third quarter 1998 from shipments of CyberSentry units, primarily to electronic contract manufacturers. The increase in SMT system revenues was partially offset by reduced demand from our North American end-user system customers reflecting reduced capital spending due primarily to weak demand for their products in Asia.

Industrial measurement systems and sensor products revenues decreased 31% to $1.4 million during the nine month period ended September 30, 1998 from the comparable period in 1997, and decreased 16% to $594,000 for the third quarter of 1998 compared to the third quarter of 1997. Revenues from industrial measurement products have been declining in recent quarters primarily as the result of product changeovers in both the systems and sensor product lines. A new family of general measurement sensors was released during the fourth quarter of 1997, and a new family of general measurement systems was introduced late in the first quarter of 1998. As a result of these new product introductions and initial positive effects of efforts to establish improved distribution, the Company believes that industrial measurement product revenues will increase during the fourth quarter of 1998 compared to the third quarter of 1998, and become a larger percentage of revenues.

The Company's two largest customers, Juki Corporation (Juki) and Philips Electronics, N.V. (Philips), accounted for approximately 24% and 30% of revenues for the nine months ended September 30, 1998 compared to 24% and 10% during the same period in 1997. For the third quarter, Juki and Philips accounted for approximately 16% and 29% of revenues in 1998 compared to 23% and 18% in 1997. The Company's five principal OEM customers (including Juki and Philips) in the aggregate accounted for 64% and 54% of revenues for the nine month periods ended September 30, 1998 and 1997, and 49% and 64% of revenues for the third quarter of 1998 and 1997.

International revenues comprised approximately 81% and 71% of total revenues during the nine months ended September 30, 1998 and 1997, and approximately 78% and 77% of total revenues during the third quarter of 1998 and 1997. Revenues generated from products used primarily for SMT production have remained at approximately 90% of revenues during 1998 and 1997.


GROSS MARGIN

Gross margin as a percent of total revenues remained at 55% during the nine month periods ended September 30, 1998 and 1997. For the third quarter of 1998, gross margin decreased to 53 % of total revenue compared to 58% in the third quarter of 1997. Gross margin is highly dependent on the volume of revenues over which to spread the fixed component of cost of sales and the realization of manufacturing efficiencies. For the nine month periods, gross margin remained flat on revenues that increased 14%, primarily due to increased warranty costs incurred during the third quarter of 1998. These costs were offset by increased revenues over which to spread fixed costs and a shift in revenue mix towards higher margin sensor products. Third quarter 1998 gross margins were negatively impacted by warranty costs and reduced revenues when compared to the same period in 1997. These factors were offset somewhat in the third quarter by the effects of a cost containment program implemented by the Company in the third quarter of 1998.


RESEARCH AND DEVELOPMENT

Net research and development expenses increased 17% to $5.3 million during the nine month period ended September 30, 1998 compared to $4.6 million during the comparable period in 1997. For the third quarter of 1998, research and development expenses decreased 2% to $1.6 million from the comparable period in 1997, primarily as the result of the cost containment program implemented by the Company in the third quarter of 1998. As a percentage of revenues, research and development expenses remained flat at 19% for the nine months ended September 30, 1998 and 1997, and for the third quarter increased from 17% in 1997 to 20% in 1998. Research and development expenses during the nine months ended September 30, 1998 were primarily focused on completion of the new family of industrial measurement scan stations and sensors introduced during the fourth quarter of 1997 and the first quarter of 1998, continuing development work on the LaserAlign technology and the development of additional future product offerings for solder paste inspection.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 20% to $7.5 million during the nine month period ended September 30, 1998 compared to $6.2 million during the comparable period in 1997. For the third quarter of 1998, selling, general and administrative expenses increased 15% to $2.4 million compared to $2.1 million in 1997. As a percentage of revenue, selling, general and administrative expenses increased from 25% in 1997 to 27% in 1998 for the nine month periods ended September 30, and for the third quarter increased from 23% in 1997 to 32% in 1998. The increase in selling, general and administrative expenses is primarily due to increased compensation and related costs associated with the addition of a new president and other senior executives. These additions were made to strategically position the Company for future growth by focusing on each market served by the Company, and to add depth to the senior management team. There are no significant new personnel additions planned, and selling, general and administrative costs are expected to stabilize going forward.


EFFECTIVE INCOME TAX RATE

The Company's effective income tax rate has remained relatively constant at approximately 32% during the three and nine months ended September 30, 1998 and 1997. Benefits from the Company's foreign sales corporation and the research and experimentation tax credit were primarily responsible for reducing the effective tax rate below the statutory federal rate.


ORDER RATE AND BACKLOG

CyberOptics' order rate totaled $26.1 million during the nine month period ended September 30, 1998 compared to $27.3 million during the same period in 1997. For the third quarter of 1998, the order rate totaled $9.5 million compared to $11.0 million in 1997. Backlog totaled $6.7 million and $7.1 million at September 30, 1998 and 1997, respectively. The scheduled shipment of the September 30, 1998 backlog is as follows (in thousands):

                    4th Quarter 1998              $5,132
                    1st Quarter 1999                 835
                    Other                            708
                                                  ------

                       Total backlog              $6,675


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and marketable securities decreased to $37.2 million as of September 30, 1998 from $41.0 million as of December 31, 1997, primarily as the result of $6.8 million in cash used to repurchase CyberOptics common stock and $982,000 in fixed asset and patent additions. These uses of cash were partially offset by $3.0 million of cash provided by operations and $764,000 of cash provided by other common stock related financing activities. Marketable securities generally consist of U.S. Government or U.S. Government agency obligations with maturities of three years or less.

The Company generated $3.0 million of cash from operations during the first nine months of 1998, primarily due to net income of $3.0 million, including $1.1 million of non-cash expenses for depreciation and amortization and the provision for inventory obsolescence, a $350,000 increase in accounts payable and a $574,000 decrease in accounts receivable. These increases in cash from operations were primarily offset by an increase in inventory of $1.8 million, resulting from inventory purchases to support a higher than realized revenue base, new product introductions and volume last time purchases of certain critical components. During the nine months ended September 30 1997, the Company generated $4.1 million of cash from operations, primarily due to net income of $2.9 million, including $1.1 million of non-cash expenses, a $289,000 decrease in other current assets and an increase in income taxes payable of $1.1 million. These increases in cash were offset primarily by a $1.3 million increase in inventories.

The Company generated $5.6 million of cash from investing activities during the nine month period ended September 30, 1998 and used $2.3 million in the comparable period in 1997. The majority of the increase in cash is the result of the timing of purchases and sales of marketable securities, which provided $6.6 million of cash in 1998 and used $1.8 million in 1997. The Company used $869,000 and $455,000 of cash during 1998 and 1997 to purchase additional equipment and leasehold improvements. The Company anticipates capital expenditures to be approximately $1.0 million for the year ending December 31, 1998.

The Company used $6.0 million of cash as the result of financing activities in the nine month period ended September 30, 1998 and generated $189,000 of cash from financing activities during the comparable period in 1997. During the first nine months of 1998 and 1997, cash was used for the repurchase of 500,000 and 41,000 shares, respectively, of CyberOptics common stock. These uses of cash were partially offset by cash generated primarily as the result of proceeds from the exercise of stock options and issuances of common stock for the Employee Stock Purchase Plan.

During the fourth quarter of 1997 and the first half of 1998, the Company implemented a new enterprise business system, which went "live" on July 1, 1998. Total external cost of implementation was approximately $575,000, the majority of which was capitalized with depreciation beginning July 1, 1998. The Company has no material capital commitments. The Company believes current working capital and anticipated funds from operations will be adequate for anticipated operating and capital needs.


OTHER

Changes in revenue levels have resulted primarily from changes in the level of unit shipments and new product introductions. The Company believes that inflation has not had a significant effect on operations. Substantially all of the Company's international export sales are negotiated, invoiced and paid in U.S. dollars.

The Securities and Exchange Commission and other regulatory bodies have identified the failure of many computer systems and applications to properly recognize and process date specific information on and after January 1, 2000 as a significant risk to many companies. Because these "noncompliant" applications use only two character date fields, many will, unless altered, incorrectly identify years commencing with the year 2000 as the year 1900, or otherwise misassign date information. The Company has completed an initial analysis of the potential effect of the year 2000 issue (expending less than $50,000 on such analysis) on both the system software included in its products and on application software licensed or purchased by the Company and used in its internal operations. During its initial testing, the Company has tested system software included in its products and received feedback from customers on testing they have performed on the Company's products used in their production processes. These initial tests have not identified any material year 2000 non-compliance. Based on the results of initial testing, the Company is determining if additional testing on its products is required. The cost of additional product testing, if any, is anticipated to be less than $100,000.

In addition, the Company has requested and received documentation from vendors supplying software for its primary business applications addressing year 2000 compliance, although the Company has not independently tested those applications. In all cases, vendor responses indicated that their applications are year 2000 compliant. Based on this analysis, the Company does not anticipate a material cost associated with its primary business application systems relative to the year 2000 issue.

Additionally, the Company is in the process of contacting all critical suppliers of raw materials and component parts for its products to verify year 2000 compliance, and to date has not identified any issues. The Company is not directly linked to any material supplier computer systems. The Company currently feels that all recognized actions to address the year 2000 issue and minimize its effect on the Company have been taken, and while no formal contingency plan currently exists, appropriate actions will be taken if issues are identified.

PART II. OTHER INFORMATION


ITEM 5 - OTHER INFORMATION

On October 22, 1998, the Board of Directors amended the Company's Bylaws to include provisions governing the introduction of proposals and nomination of persons for election as a director of the Company. As amended the Bylaws provide that any shareholder desiring to introduce a proposal or to nominate a person for director at a regular meeting of the shareholders must (i) have been a shareholder of record at the time of giving of notice as provided for in the Bylaws, (ii) be entitled to vote at the meeting and (iii) have given prior notice of the matter, which must otherwise be a proper matter for shareholder action, in the manner provided for in the Bylaws. The amended Bylaws also provide that, if a shareholder desires to introduce a proposal or to nominate a person for director at a regular meeting of the shareholders, written notice of such business must be received by the Company not less than 120 days before the date that is one year after the date of the Company's proxy statement for the prior year's regular meeting. If the Company does not receive timely notice, the business may be excluded from consideration at the meeting. This advance notice provision supersedes the statutory notice period in revised Rule 14a-4(c)(1) of the federal proxy rules which addresses the discretionary proxy voting authority of the Board of Directors in connection with such shareholder business. The foregoing description of the amended Bylaws is qualified in its entirety by reference to the full text of the Company's Bylaws, as amended, filed as Exhibit
3.1 hereto and incorporated by reference herein.

Based on the Bylaws, as amended, if a shareholder desires to make a proposal or nominate a person for election as a director at the 1999 Annual Meeting of Shareholders (and such business is not the subject of a shareholder proposal timely submitted for inclusion in the proxy statement), written notice of such business containing the information required under the Company's Bylaws must be received by the Company at its principal executive office on or before December 8, 1998.


ITEM 6 - EXHIBITS AND REPORTS ON 8-K

a.    Exhibits

         Exhibit 3.1--Bylaws of CyberOptics Corporation, as amended

         Exhibit 27--Financial Data Schedule (For EDGAR filing only)

b.    Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1998, or during the period from September 30, 1998 to the date of this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         CyberOptics Corporation



                                                             /s/ Steven M. Quist
                                                             -------------------
                                                      Steven M. Quist, President
                                                (Principal Executive Officer and
                                                        Duly Authorized Officer)



                                                       /s/ Richard G. Ballintine
                                                       -------------------------
                                 Richard G. Ballintine, Vice President - Finance
                                               (Principal Accounting Officer and
                                                        Duly Authorized Officer)

Dated: November 13, 1998