Form 10-K405
period 1998-12-31
CYBEROPTICS CORP
filed 1999-03-22
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the Year Ended December 31, 1998.

[ ] TRANSITION PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

                          COMMISSION FILE NO. (0-16577)

                             CYBEROPTICS CORPORATION
             (Exact name of registrant as specified in its charter)

               MINNESOTA                                    41-1472057
----------------------------------------          ------------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)

        5900 Golden Hills Drive
        MINNEAPOLIS, MINNESOTA                                55416
----------------------------------------          ------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of March 17, 1999, the aggregate market value of the registrant's Common Stock, no par value, held by nonaffiliates of the registrant was $54,048,191 (based on the closing sale price of common stock as of March 17, 1999 as quoted on the Nasdaq National Market).

As of March 17, 1999, there were 4,959,906 shares of the registrant's Common Stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The responses to items 10, 11, 12 and 13 herein are incorporated by reference to certain information in the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 22, 1999.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS.

         The following Annual Report on Form 10-K contains various "forward looking statements" within the meaning of federal securities laws. These forward looking statements represent management's expectations or beliefs concerning future events, including statements regarding anticipated product introductions, changes in markets, customers and customer order rates, expenditures in research and development, growth in revenue, taxation levels, the effects of pricing, and the ability to continue to price foreign transactions in US currency. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including, but not limited to, the following:

* Approximately 66% of the Company's product sales in 1998 were of two sensor product lines to original equipment manufacturers ("OEMs") of component placement machines in the surface mount industry;

* The surface mount electronics industry is highly cyclical and has experienced periodic downturns, including a downturn in mid 1998 from which it had not fully recovered at January 1, 1999;

* Approximately 57% of the Company's sales in 1998 were to two OEM customers, the loss of whom, or reduction of purchases from whom, would have significant adverse effects;

* Approximately 82% of sales in 1998 were export sales, including 44% to Asia where poor economic conditions have continued;

* The technology for the manufacture of circuit boards changes rapidly and could cause some of the Company's current products, or products currently in development, to become obsolete;

*        Products that the Company markets may experience quality errors;

* The Company may not have proprietary protection for all of its products and services;

* The Company contracts for a substantial portion of its manufacturing and may not be able to control quality;

* Many of the components used in the Company's products must be ordered with significant lead times that could cause interruption of manufacturing if not available;

* The Company recently retained new managers in many of its executive positions who may not be familiar with its operations.

         These, and other risks that could effect the Company's operations, are discussed in more detail in Exhibit 99 to this Form 10-K.

                                     PART I.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         CyberOptics Corporation (the "Company" or "CyberOptics") designs, manufactures and markets intelligent, non-contact sensors and integrated systems. Utilizing proprietary laser and optics technology combined with advanced software and electronics, the Company's products enable manufacturers to increase operating efficiencies, product yields and quality by measuring the characteristics and placement of components both during and after the manufacturing process. The Company was founded in 1984 by Dr. Steven Case, a professor at the University of Minnesota, to commercialize technology for non-contact three-dimensional sensing systems. Since 1992, the Company focused development on new technology and products designed primarily for applications in the electronics industry.

         Most of the products developed and sold by the Company are currently for applications in the surface mount technology ("SMT") market, including the measurement of screen printed solder paste, the alignment of electronic components and the measurement of electronic component lead coplanarity during automated assembly of circuit boards. The Company's operations have been significantly affected by the market acceptance of several sensors, the LaserAlign and the Laser Lead Locator, manufactured for OEMs during the past seven years. Generating $3.2 million or less than 40% of revenue in 1992, these sensors contributed over $24.1 million or almost 68% of revenue in 1998. The Company has also introduced new system products for the SMT market, including the CyberSentry ("Sentry") system, during this period that contributed to revenue growth.

         The Company's operations during the past three years have been heavily influenced by market conditions in worldwide microelectronics markets, and particularly in the SMT segment of these markets. After a particularly robust microelectronics market in 1995, the market softened in 1996, causing decreased orders from a significant OEM customer and a slight decline in revenue in 1996. The microelectronics markets recovered somewhat starting in the fourth quarter of 1996 and continued into 1997, resulting in increased sales of the LaserAlign and Laser Lead Locator. The Company also introduced a new version of its Sentry System in 1997 and broadened distribution of the laser section microscope ("LSM") resulting in increased sales.

         The healthy microelectronics market continued through the first quarter and into the second quarter of 1998. Nevertheless, by the end of the second quarter of 1998, another softening of the global electronics market, together with weak economic conditions in Japan and Asia (the largest markets for the Company's OEM sensor products) resulted in declining sales which continued into the third quarter of 1998. Although sales recovered somewhat in the fourth quarter of 1998, they did not reach the levels experienced in the fourth quarter of 1997 and first quarter of 1998.

          In February, 1998, the Company retained Steven Quist as President, a CyberOptics Board member since 1991 and previously the President of Rosemount Inc. Steven Case, Chairman of the Company, refocused his efforts on overall product direction and on strategic relationships. During the second and third quarters of 1998 the Company reorganized itself into three business units to provide more definition in sales and marketing, as well as development efforts, and added new management to support the broader operations it intends to develop through these business units. William Farmer, formerly head of development, became Vice President -- OEM Sensors, the largest business unit and the unit that contributed approximately 73% of the Company's overall sales in 1998. Michael Wetle became Vice President --SMT Systems, a business unit devoted to system level sales of products such as Sentry and the LSM, in May 1998. Bruce Batten, became Vice President -- Industrial Measurement in August 1998, a business unit that sells products such as range sensors and desktop systems for general industrial applications. The Company also added Richard Ballintine as Vice President -- Finance in 1998 as well as Pamela Lampert as full-time Vice President of Human Resources. The Company believes that the more defined goals of these business units and the management infrastructure it has added places it in an improved position to manage growth, either as generated internally or through acquisitions.

OPERATIONS AND PRODUCTS

         CyberOptics develops, manufactures and sells intelligent, non-contact sensors and systems for process control and inspection. The Company's products, used primarily in the electronics industry, enable manufacturers to increase operating efficiencies, product yields and quality in a variety of industries. In addition to proprietary hardware designs that combine precision optics, various light sources, and multiple detectors, the Company's products incorporate high value-added software that controls the hardware and filters and converts raw data into application specific information. Software represents a significant portion of the CyberOptics research and development effort and distinguishes CyberOptics' intelligent sensors and systems from simpler data-gathering products.

         The Company's operations, and its product offerings, are divided into three business units: The OEM Sensors Business Unit, the SMT Systems Business Unit and the Industrial Measurement Business Unit. Information about the results of operations, and other financial information, from these business units is set forth in the notes to the Company's consolidated financial statements (included in Item 8 of this Form 10-K).

OEM SENSORS BUSINESS UNIT

         The OEM Sensor Business Unit, which has generated the majority of the Company's sales during the past three years, develops, manufactures and sells sensor level products for incorporation into the products of original equipment manufacturers, primarily in the surface mount industry. This business unit works closely with its OEM customers to integrate sensors into their equipment for resale.

         PRODUCTS

         Two sensors, the LaserAlign and the Laser Lead Locator, account for a majority of the Company's product sales and the vast majority of sales in the OEM Sensors Business Unit. These sensors are sold for incorporation into component placement machines used in the surface mount production line that are manufactured by a number of different OEM customers. Sales of these products (primarily LaserAlign) to Juki Corporation and Philips Electronics N.V., however, accounted for approximately 30% and 27% of the Company's revenue in 1998, and approximately 22% and 13% of the Company's revenue in 1997. Accordingly, the Company's revenues and operations are currently heavily influenced by the level of purchases from these customers and by the health of the surface mount production industry in which they function.

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

         LaserAlign integrates an intelligent sensor, composed of a laser, optics and detectors with a microprocessor and software for making specific measurements. LaserAlign quickly and accurately aligns each component as it is being transported by the pick-and-place arm for surface mount assembly. Using non-contact technology, LaserAlign facilitates orientation and placement of components at much higher speeds than can be achieved using conventional component centering systems.

         The LaserAlign sensor is offered in several different configurations to satisfy the requirements of the different machines on which it is used. Revenue from shipment of LaserAlign sensors has been a principal contributor to the growth of the Company during the past five years and accounted for 59%, 43% and 48% of the Company's revenue in the years ended December 31, 1998, 1997, 1996, respectively, reflecting the somewhat cyclical nature of sales in this industry.

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

          Sales of the Laser Lead Locator constituted 7%, 17% and 13% of the Company's overall revenues during the years ended December 31, 1998, 1997 and 1996, respectively. One significant OEM customer ceased purchases of the Laser Lead Locator in 1998 and appears to have adopted alternative technology. Accordingly, the Company anticipates lower sales of this product in the forseeable future.

         SPECIALITY PRODUCTS. A substantial number of circuit boards are made with through-hole technology using high speed drills to fabricate printed circuit boards. These drills are highly automated and contain multiple drill heads that cannot be constantly monitored by attendants. CyberOptics manufactures two process control sensors for measuring characteristics of drill bits used in drilling holes in printed circuit boards. The first of these, the ADM, was completed in the third quarter of 1989 and is used to ensure that drill bits are not damaged and that holes are drilled with the proper size. The second sensor, the LTC, was completed in May 1990 and is used to detect broken drill bits so that all of the preprogrammed holes in the circuit board are properly drilled. Both sensors are sold under an exclusive arrangement to an original equipment manufacturer of drilling machines for incorporation into its products.

SMT SYSTEMS BUSINESS UNIT

         The SMT Systems Business Unit manufactures and sells complete, stand-alone measurement systems for use in the surface mount industry for quality control and in-line inspection. These systems are sold directly to the end-user customer who uses them in the production line or along side a production line to maintain process and quality control. The products sold by this business unit include, in most cases, the Company's proprietary sensors as well as substantial, off the shelf, translation or robotics hardware and complete computer systems or processors with a substantial software component.

         PRODUCTS

         SENTRY. The Sentry system measures the deposition of solder paste after the first step of the SMT assembly process. Because of the small size of the components that must be placed on each pad of solder paste and the density of component placement on the circuit board, a significant amount of SMT assembly problems are related to the quality of solder paste deposition. Misplaced solder paste, or excess or inadequate amounts of paste can lead to improper connections or bridges between leads causing an entire circuit board to malfunction.

         Introduced in its first commercial format in the first quarter of 1995, the Sentry system is designed to be installed in existing automated production lines and to strike a balance between inspection of 100% of each circuit board and the off-line measurement devices used in quality control laboratories. The Sentry incorporates a sensor extended on a mechanical robot arm over the production line that measures the height, area and volume of solder paste pads. The Sentry can be retrofitted and integrated into most SMT production lines, providing real time quality control immediately after a printed circuit board leaves the screen printer and before component placement commences.

         During early 1997, the Company introduced an improved version of the Sentry capable of performing measurement tasks at a more rapid speed. The Company is currently engaged in an extensive development project that it expects will further improve accuracy, resolution and speed of the Sentry and expand the markets that it serves.

         Shipments of the Sentry product accounted for approximately 16%, 17%, and 15% of the Company's revenue for the years ended December 31, 1998, 1997, and 1996, respectively.

         LASER SECTION MICROSCOPE (LSM). The LSM is a low cost instrument for making height and registration measurement of screen printed solder paste during the assembly of surface mount circuit boards. One of the principal advantages of the LSM is its ease of use--unskilled operators can make non-contact measurements with only minimal training. In February 199, the Company introduced a new product, the AutoLSM, which includes AutoMeasure(TM) for automatic height measurement, a redesigned user interface, and a high resolution monitor for improved image quality.

         FIRSTCHECK FIRST ARTICLE INSPECTION TOOL. The Company acquired all rights to the FirstCheck, a manual first article inspection tool, in February 1999. Consisting of a scanner, a PC and proprietary software, this instrument scans a printed circuit board and compares the image that is captured to graphical data in order to confirm the location, shape and orientation of components on a circuit board after the reflow oven.

INDUSTRIAL MEASUREMENT BUSINESS UNIT

         The Company built its commercial business with laser sensors designed to precisely measure, without contact, the distance to a point on an object. By applying these sensors in a number of different applications, the Company developed more specialized sensors and entire systems that serve specific vertical markets and now are represented by the OEM Sensors and OEM Systems business units.

         The sensors used in the Company's industrial measurement business unit, and the systems that incorporate them, underwent substantial revision during 1997 and 1998. New sensors and systems were introduced in late 1997 and the first half of 1998, and the Company's sales reflect the timing of introduction of the new systems as well as the time required to reestablish distribution of these products

         The sensors and systems sold in this business unit are used in a broad array of applications in a number of different industries. Included among these applications are measurement of the thickness of resistive inks applied in the manufacture of hybrid electronic circuits and encapsulent thickness of microelectronic packages. The Company intends to refine these applications and focus future applications and new products on new vertical markets during the next few years.

         PRODUCTS

         RANGE SENSORS. The Company's first commercial product was a range sensor known as the point range sensor or "PRS" that was sold and enhanced for eleven years in a number of different models with varying resolutions and working ranges. These products were replaced during 1998 by the digital range sensor ("DRS") family of sensors.

         The Company developed and introduced DRS in late 1997, a new generation of sensors, the family, designed to replace the PRS product line. The Company currently offers three DRS sensors that provide working ranges that cover an extent equal to the seven sensors formerly sold in the PRS line and resolution equal to the best sensors of the PRS line. The DRS is currently sold with a control board and software that is compatible with Windows 95 or Windows NT. The Company also has developed an instrument controller that will allow users to operate the sensor without a personal computer.

         COBRA. The CyberScan Cobra, introduced in 1997 is a low cost single axis profiling system. The Cobra consists of a DRS sensor that is translated across a part to produce a profile or cross section. Using the supplied software the user can make height, length angle, and other two-dimensional measurements. It is controlled through a simple Windows(R) interface and a separate Pentium based computer. Cobras have found acceptance measuring hybrid circuits, automotive gaskets, and other wet applied materials.

         VANTAGE. The Company introduced the CyberScan Vantage System in June of 1998. The Vantage incorporates the DRS sensor and an electro-mechanical stage to precisely profile complex surfaces in two and three dimensions. A novel stage design gives the Vantage precise positioning of the part being measured. The Vantage incorporates a unique offset camera that provides coaxial views of the laser beam and measurement area. Using an integral Pentium processor and a Windows(R) interface an operator can make both two and three-dimensional measurements. The Vantage replaces earlier DOS based profiling systems that used the PRS sensor such as the CyberScan CX3 and CyberScan 3D. The Company believes the new software interface and coaxial camera will enhance marketability.

MARKETS AND CUSTOMERS

         The vast majority of the Company's products are sold in the microelectronics market, particularly the portion servicing manufacturers using SMT. The value of automation is high in this market because the products produced have high unit costs and are manufactured at speeds too high for effective human intervention. Moreover, the trend in these industries toward smaller devices with higher circuit densities and smaller circuit paths requires manufacturing and testing equipment capable of extremely accurate alignment and multidimensional measurement such as achieved using non-contact optical sensors. Customers in these industries, moreover, also employ knowledgeable engineers who are competent to work with computer-related equipment. The Company's Laser Lead Locator and LaserAlign products are sold to OEMs serving this market and the AutoLSM, DRS, and Vantage systems are most often sold to manufacturers in this market. In addition, the Company's more generalized products, including the DRS, Cobra and Vantage products, are used in the general measurement and gauging, precision plastic manufacturing and computer aided design and manufacturing markets.

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

                                          Year Ended December 31,

                                       1996        1997        1998
                                      ------      ------      ------
         Asia....................       51%         50%         44%

         Europe..................       18%         17%         33%

         Other (1)...............        1%          2%          4%

         (1) Includes export sales in North America, primarily export sales to Canada and Mexico, which were less than 1% of revenue in 1996, approximately 1% in 1997 and approximately 4% in 1998

See Note 7 to the Company's Consolidated Financial Statements contained in item 8 of this Form 10-K.

         Substantially all of the Company's export sales are negotiated, invoiced and paid in United States dollars. Accordingly, although changes in exchange rates do not effect the Company's revenue and income per unit, they can influence the willingness of customers to purchase units. The poor economic conditions in Asia have affected the buying patterns of the Company's largest single OEM customer, as well as several other customers in Japan. Although most of the products sold by these OEM customers are for re-export to America and Europe, the significant decrease in capital purchases by their end-user customers in Asia has affected sales and contributed to the relative decrease in concentration of sales in Asia during 1998.

SALES AND MARKETING
         The Company sells its products through a combination of direct sales staff and independent distributors. The Company maintains a direct sales staff at its headquarters in Minneapolis, Minnesota that call on large house accounts and that sell to OEM customers. The Company also has agreements with seven distributors in North America who focus primarily on products sold to end-users. Most sales to international end-users of sensors and systems are made through 15 representatives and distributors covering Western Europe, the Pacific Rim and Brazil.

         The Company markets its products through appearances at industry trade shows, advertising in industry journals and articles published in industry and technical journals. In addition, the Company's strategic relationships with customers serve as highly visible references.

BACKLOG

         CyberOptics products are typically shipped two weeks to four months after the receipt of an order. Since 1993, however, certain OEM customers have placed orders for delivery over as many as 12 months. Product backlog was $5.7 million at December 31, 1998, as compared to $8.7 million at December 31, 1997 and $4.4 million at December 31, 1996. Approximately $4.5 million of the 1999 backlog is deliverable in the first quarter of 1999 and $552,000 is deliverable in the second quarter of 1999. Although the Company's business is generally not of a seasonal nature, its sales may vary based on the capital procurement practices in the electronics industry. Historically, the Company's quarterly revenue has been largest in the last quarter of the year. The Company's scheduled backlog at any time may vary significantly based on the timing of orders from OEM customers. Accordingly, backlog may not be an accurate indicator of the Company's performance in the future.

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

          CyberOptics believes that continued and timely development of new products and enhancements to existing products is essential to maintaining its competitive position. The Company has committed and expects to continue to commit substantial resources to its research and development effort, which plays a critical role in maintaining and advancing its position as a leading provider of optical sensors and systems. CyberOptics' research and development efforts during 1998 were directed to improving performance of its LaserAlign and Sentry products for use in process automation in electronics circuit board assembly, final development and introduction of the DRS product line, and final development and introduction of the Vantage system. During 1999, CyberOptics intends to continue to expend significant sums on development of an enhanced version of the Sentry product, and a new version of the LaserAlign, as well as several smaller projects for the industrial measurement area. There can be no assurances that such efforts, or any other research and development efforts of the Company, will be successful in producing products that respond effectively to technological changes or new product announcements by others.

          Research and development expenses were $7.1 million, $6.4 million, and $5.9 million for the years ended December 31, 1998, 1997 and 1996, respectively. These amounts represented 19%, 18% and 21% of revenues, respectively. The Company anticipates that research and development expenditures will continue at approximately 19% to 20% of revenue in 1999. Research and development expenses consist primarily of salaries, project materials and other costs associated with CyberOptics' ongoing product development and enhancement efforts.

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

COMPETITION

         Although the Company believes that its products are unique, competitors offer technologies and systems that are capable of certain of the visual inspection and alignment functions performed by the Company's products. The Company faces competition from a number of companies in the machine vision, image processing and inspection systems market, some of which are larger and have greater financial resources.

         The Company's OEM Sensor products face competition in the market for OEM component placement machines primarily from manufacturers of vision (camera and software based) systems. Potential competitors in these markets include Cognex Corporation, Robotic Visions Systems, Inc., and ICOS Systems, GmbH. Competition in this market is based on speed, flexibility, cost and ease of control. In addition, the Company's products compete with systems developed by OEMs using their own design staff for incorporation into their products. The Company's OEM Sensor products have historically competed favorably on the basis of these factors, and particularly on the basis of speed and cost. Nevertheless, advances in terms of speed by vision systems have reduced some of the advantages of the Company's products in some configurations. The Company has introduced newer configurations adapted by several customers that it believes allow its sensors, and the component placement machines in which they are incorporated, to compete favorably based on the speed and accuracy of their performance, and their price.

         The Company's SMT Systems products compete primarily in the market for 3-D solder paste inspection. Competitors in this market include General Scanning Inc. and Philips Electronics N.V.. In addition, some manufacturers of screen printing equipment provide optional 2-D solder paste inspection, and other machine vision companies have started offering 2-D and 3-D solder paste inspection products. The Company believes that it currently competes effectively in this market on the basis of price, and that future versions of its products will compete effectively on the basis of price, performance, ease of installation and use.

         The markets for products of the Company's Industrial Measurement Business Unit are fragmented and the Company competes with a wide variety of manufacturers, including Keyence Corporation and UBM GmbH. The Company's products have competed in this market primarily on the basis of their accuracy and cost, but also with respect to products such as the Cobra, on ease of use. The Company does not have extensive distribution in these markets and many of its competitors benefit from greater name recognition and distribution.

         Although the Company believes its current products offer several advantages in terms of price and suitability for specific applications and although the Company has attempted to protect the proprietary nature of such products, it is possible that any of the Company's products could be duplicated by other companies in the same general market.

EMPLOYEES

         As of December 31, 1998, the Company had 185 full-time and seven part-time employees, including 35 in sales and marketing and customer support, 71 in manufacturing, purchasing and production engineering, 59 in research and development and 27 in finance, administration and information services at its headquarters in Minneapolis. To date, the Company has been successful in attracting and retaining qualified technical personnel, although there can be no assurance that this success will continue. None of the Company's employees are covered by collective bargaining agreements or are members of a union.

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

         The Company holds eleven United States patents on a number of its technologies, including those used in its Laser Lead Locator, LaserAlign and PRS. In addition, the Company protects the proprietary nature of its software primarily through copyright and license agreements, but also through close integration with its hardware offerings. It is the Company's policy to protect the proprietary nature of its new product developments whenever they are likely to become significant sources of revenue. No guarantee can be given that the Company will be able to obtain patent or other protection for other products.

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

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not currently subject to any material pending or threatened legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of 1998.

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

                                   1997                     1998
                          ---------------------     ---------------------
            Quarter         High          Low         High          Low
         -------------    --------     --------     --------     --------
         First             $21.63       $12.75       $27.00       $16.25

         Second             19.25        15.63        28.88        13.13

         Third              34.13        15.00        14.25        10.00

         Fourth             37.63        19.38        16.75         8.25


         As of March 17, 1998, there were 270 holders of record of the Company's common stock and the Company estimates that there were approximately 4,000 beneficial holders. The Company has never paid a dividend on its common stock. Dividends are payable at the discretion of the Board of Directors out of funds legally available therefor. The board has no current intention of paying dividends, although it may pay dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY
(In thousands, except per share amounts)

YEAR ENDED DECEMBER 31                   1998           1997           1996           1995           1994
----------------------------------------------------------------------------------------------------------
Revenues                           $   36,636     $   35,120     $   28,062     $   30,518     $   15,276
Income from operations                  3,184          4,588            885          6,457          2,042
Net income                              3,669          4,597          2,180          4,831          1,524
Net income per share - Basic             0.71           0.88           0.39           1.04           0.36
Net income per share - Diluted           0.69           0.83           0.38           0.95           0.35

Working capital                    $   32,308     $   36,236     $   32,395     $   28,722     $    6,902
Total assets                           55,177         57,445         50,316         54,740          8,823
Stockholders equity                    51,433         53,293         47,468         50,737          7,478

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

RESULTS OF OPERATIONS

         The following table sets forth, for the years indicated, certain financial data derived from the Company's statements of income expressed as a percentage of revenue, and expressed as a percentage increase from the previous period's results:

                                                            Percentage Change
                             Percentage of Revenues         -----------------
                             ----------------------             Year Ended
                            Years Ended December 31,           December 31,
                            ------------------------           ------------
                                                           1998            1997
                             1998    1997     1996       to 1997         to 1996
                             ----    ----     ----       -------         -------

Revenues                     100%     100%    100%           4%             25%
Gross margin                  55       55      51            3              36
Research and development
 expenses                     19       18      21           11               7
Selling, general and
  administrative expenses     27       24      27           16              14
Income from operations         9       13       3          (31)            418
Net income                    10       13       8          (20)            111


PERFORMANCE BY BUSINESS SEGMENT:

         Financial information and other disclosures relating to the Company's four business segments are provided in this Form 10-K, Item 1, Business Segments, and in the Notes to Consolidated Financial Statements. In the discussion of results of operations, certain reclassifications have been made to revenues in order to include all revenue in segment disclosures. Prior to 1998, certain revenues, primarily service revenues and sales of miscellaneous inventory, had not been assigned to a business segment. These reclassifications had no effect on net income or stockholders' equity.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1998

         Revenues increased 4% to $36.6 million in 1998 from $35.1 million in 1997, and increased 25% in 1997 from $28.1 million in 1996. Increased revenue levels are primarily the result of growth in the level of demand for Surface Mount Technology (SMT) sensor products, primarily LaserAlign and Laser Lead Locator, from OEM customers. Revenues are heavily dependent on the level of capital spending in the global SMT assembly market, as the Company generates approximately 90% of its revenues from the sales and service of sensor and system products used primarily in SMT production. During 1998, revenue growth was impacted by a slowdown in the level of worldwide demand for SMT production equipment, following a year of strengthening demand in 1997.

         The following table sets forth, for the years indicated, revenues by business segment:


                                  1998         1997         1996
                                  ----         ----         ----
OEM Sensors                    $26,713      $23,613      $19,457
SMT Systems                      7,506        8,542        5,724
Industrial Measurement           2,417        2,965        2,881
Research and Development
                               -------      -------      -------
    Total                      $36,636      $35,120      $28,062


         Revenues from the OEM sensor segment increased $3.1 million or 13% during 1998 compared to 1997, and increased $4.2 million or 21% during 1997 compared to 1996. This segment represented approximately 73% of revenues in 1998, compared to 67% and 69% in 1997 and 1996. Shipments of the Company's LaserAlign and Laser Lead Locator sensors contributed $24.1 million of revenue in 1998 compared to $21.1 million in 1997 and $17.2 million in 1996. During 1998, demand for the Company's sensors increased from OEM customers manufacturing both high-end capacity and mid-range capacity pick and place equipment. This increase was partially offset by reduced demand for Laser Lead Locator sensors. During 1997, increased revenues were primarily the result of growth in shipments to OEM customers manufacturing mid-range capacity pick and place equipment, the largest segment of the SMT market utilizing the Company's SMT sensors.

         SMT systems segment revenues decreased $1.0 million or 12% during 1998 compared to 1997, following an increase of $2.8 million or 49% during 1997 compared to 1996. SMT systems segment revenues are generated primarily from sales of the Company's solder paste inspection systems, CyberSentry 2000 and LSM2, which were introduced in their current versions during the first half of 1997. Decreased SMT systems revenues in 1998 are primarily the result of reduced shipments of the LSM2, following strong market acceptance of the product in its initial year of introduction. 1998 CyberSentry 2000 revenues continued at consistent levels with 1997. Increased SMT systems revenues during 1997 were primarily the result of shipments of enhanced versions of the Company's solder paste inspection systems, and to a lesser extent, increased due to a higher average selling prices achieved as the result of enhancements made to the systems.

         Industrial Measurement segment revenues decreased 18% to $2.4 million in 1998 compared to 1997, and increased 3% during 1997 compared to 1996. Segment revenues are generated primarily from the sales of a family of systems and sensor products used for a wide range of industrial measurement applications. Revenues from industrial measurement products have been significantly affected by product changeovers in both the systems and sensor product lines. A new family of industrial measurement sensors was released during the fourth quarter of 1997 and a new family of measurement systems was introduced during the first half of 1998. As the result of these new products and efforts to establish improved distribution, the Company believes that industrial measurement revenues will increase and become a larger percentage of revenues in 1999.

         International revenue from sales to customers outside of the United States totaled $29.9 million in 1998, $24.2 million in 1997 and $19.6 million in 1996, comprising 82%, 69% and 70% of total revenue, respectively. Sales of the Company's products, primarily OEM sensors, in Western Europe, Japan and the rest of the Far East have increased significantly during the three year period. These international markets account for a significant portion of the production capability of capital equipment for the manufacture of electronics, the primary market for the LaserAlign, Laser Lead Locator and CyberSentry products.

GROSS MARGIN

         Gross margin for 1998 remained consistent with 1997 at 55%, compared to 51% in 1996. Gross margin is highly dependent on the volume of revenues over which to spread the fixed component of cost of sales and the related realization of manufacturing efficiencies. During 1998, gross margin was positively impacted by cost containment measures taken by the Company during the second half of the year, along with higher revenue levels over which to spread fixed manufacturing costs, reduced material costs on certain high volume products and additional manufacturing overhead applied to increased inventory levels. These positive impacts were offset in 1998 primarily by reduced Laser Lead Locator sales, the Company's highest margin product, and increased warranty costs. During 1997, gross margin was positively impacted by cost containment measures taken during late 1996, particularly the 12% workforce reduction instituted during the third quarter of 1996, increased revenue levels and a shift in the revenue mix towards higher margin system and sensor products. These benefits in 1997 were offset somewhat by increased fixed costs associated with occupying a new facility since May 1996.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses increased 11% to $7.1 million in 1998 compared to $6.4 million in 1997 and $5.9 million in 1996. As a percentage of revenues, research and development expenses were 19% in 1998, compared to 18% and 21% in 1997 and 1996, respectively. The increase in research and development expenses reflects the Company's continued commitment to investment in new product development despite periods of cyclical revenues. Payments to the Company for customer funded research and development are deferred and recognized as a reduction of research and development expenses as costs are incurred. During 1997 and 1996, customer funded research and development recognized as a reduction of research and development expense totaled $166,000 and $890,000, respectively. There was no customer funded research and development in 1998.

         During 1998, research and development expenses were primarily focused on continuing development work on the LaserAlign technology, including the next generation of the LaserAlign family, completion of the new family of industrial measurement scan stations and sensors and development of additional future product offerings for solder paste inspection. During 1997, research and development expenses were primarily focused on the new industrial measurment products, completion of the CyberSentry 2000 and the LSM2 and continuing development work on the LaserAlign and Laser Lead Locator technology. The Company anticipates that development expenses will remain relatively stable as a percentage of revenues in future periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased 16% to $9.9 million in 1998 compared to $8.5 million in 1997 and $7.5 million in 1996. As a percentage of revenue, selling, general and administrative expenses were 27% in 1998 compared to 24% in 1997 and 27% in 1996. During 1998, the dollar increase in selling, general and administrative expenses was primarily due to increased personnel and related costs associated with the addition of new senior executives. These additions were made to strategically position the Company for future growth by re-organizing the Company into three market focused business units, and to add depth to the senior management team. In addition, selling, general and administrative expenses increased as the result of software licensing and maintenance costs associated with the Company's new enterprise system and with additional licenses purchased for company wide desktop use. During 1997, selling, general and administrative expenses increased primarily as the result of resources added in the sales, service and marketing areas and additional fixed costs associated with occupying a new facility since May 1996. Increased 1997 expenses were offset somewhat by reduced legal expenses related to the Yamaha litigation.

EFFECTIVE TAX RATE

         The Company's effective tax rate was 32%, 32% and 31% in 1998, 1997 and 1996, respectively. Benefits from the Company's foreign sales corporation and the use of the research and development tax credit were primarily responsible for reducing the effective tax rate below the statutory federal rate. The Company's federal tax returns for 1995 and 1996 are currently under review by the Internal Revenue Service. Company management does not believe that the resolution of this audit will have a material impact on the financial position, net income or cash flows of the Company.

FINANCIAL INSTRUMENTS

         The Company invests excess funds not required for current operations in certain marketable securities. The investment policy for these marketable securities is approved annually by the Board of Directors and administrated by management. A third party, at the direction of management, manages the portfolio. The investment policy dictates that marketable securities consist of U.S. Government or U.S. Government agency securities with maturities of three years or less and an average portfolio maturity of not more that 18 months. As of December 31, 1998 the portfolio of marketable securities had an average term to maturity of approximately one year. All marketable securities are classified as available for sale and carried at fair value. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical one percent increase in interest rates for the issues contained in the portfolio of marketable securities which would result in a decrease in the market value of the portfolio of approximately $300,000. If such a rate increase occurred, the Company's net income would only be impacted if securities were sold prior to maturity.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents and marketable securities decreased to $38.5 million as of December 31, 1998 from $41.0 million as of December 31, 1997, primarily as the result of $6.8 million in cash used to repurchase CyberOptics common stock and $1.1 million in fixed asset and patent additions. These uses of cash were partially offset by $4.1 million of cash generated by operations and $1.1 million in cash provided by other common stock related financing activities.

         The Company generated $4.1 million of cash from operations during 1998, primarily due to net income of $3.7 million, including $1.6 million of non-cash expenses for depreciation and amortization and the provision for inventory obsolescence and a $1.3 million decrease in accounts receivable. The decrease in accounts receivable is primarily due to the timing of revenues, as the fourth quarter of 1997 revenue levels were significantly higher than for the comparable period in 1998. These increases in cash from operations were partially offset by an increase in inventory of $1.9 million, resulting from inventory purchased to support a higher than realized revenue, new product introductions, increased warranty repairs and volume last time purchases of certain critical components. During 1997, the Company generated $3.6 million of cash from operations, primarily due to net income of $4.6 million, including $1.4 million of non-cash expenses, and increases in accrued expenses and income taxes payable. These increases in cash from operations were primarily offset by increased inventory of $1.3 million due primarily to inventory purchased for new product introductions and increased accounts receivable of $2.7 million resulting from significant fourth quarter sales.

         The Company generated $364,000 of cash from investing activities in 1998 compared to using $7.5 million in 1997. The majority of the change in cash from investing activities is due to changes in the level of investment in marketable securities resulting from the purchases and sales of those securities, which provided $1.5 million of cash in 1998 and used $6.4 million in 1997. The Company used approximately $1.0 million of cash in 1998 and 1997 for purchases of additional equipment and leasehold improvements.

         The Company used $5.7 million of cash from financing activities in 1998 and generated $1.1 million of cash from financing activities in 1997. During 1998 and 1997, $6.8 million and $561,000 of cash was used for the repurchase of 500,000 and 41,000 shares of CyberOptics common stock, respectively. Cash generated from other stock related transactions, primarily stock option exercises and Employee Stock Purchase Plan share purchases, partially offset these uses of cash.

         During the fourth quarter of 1997 and the first half of 1998, the Company implemented a new enterprise business system. Total external cost of implementation was approximately $600,000, the majority of which was capitalized with depreciation beginning July 1, 1998.

         There are no material capital commitments, although management is aggressively looking for strategic acquisition candidates that it believes will provide a higher level of return on assets to stockholders. The Company believes current working capital and anticipated funds from operations will be adequate for anticipated operating needs.

OTHER FACTORS

         Changes in revenues have resulted primarily from changes in the level of unit shipments and new product introductions. The Company believes that inflation has not had any significant effect on operations. Substantially all of the Company's international export sales are negotiated, invoiced and paid in U.S. dollars. Accordingly, although currency fluctuations do not effect the Company's revenue and income per unit, they can influence the price competitiveness of the Company's products relative to other technologies and the willingness of existing and potential customers to purchase units. In addition, although many of the OEM sensor products the Company manufactures for foreign consumption are incorporated into products of our OEM customers that are re-exported worldwide, the Company's operations have been effected by general economic conditions associated with currency devaluation in Asia.

YEAR 2000 STATUS

         The Securities and Exchange Commission and other regulatory bodies have identified the failure of many computer systems and applications to properly recognize and process date specific information on and after January 1, 2000 as a significant risk to many companies. Because these "non-compliant" applications use only two character date fields, many will, unless altered, incorrectly identify years commencing with the year 2000 as the year 1900, or otherwise incorrectly report date information. The Company has established a comprehensive plan to address these issues. The components of the plan include: an assessment of internal systems vulnerability; a survey of suppliers to determine their ability to maintain an uninterrupted supply of goods and services; and an evaluation of the year 2000 issue on Company products.

          INTERNAL SYSTEMS. Vendors provide the vast majority of software used in the Company's business applications. The Company has received documentation from all vendors supplying software for its primary business applications confirming year 2000 compliance, including the enterprise-wide information management system installed in mid-1998, and intends to independently verify compliance of these vendor supplied systems by June 30, 1999. The Company has also examined the few internally developed business applications used in operations for year 2000 compliance and intends to make minor modifications in any non-compliant applications by September 30, 1999. The Company has inventoried equipment used in manufacturing processes and expects to make an initial determination of compliance by April 30, 1999. Finally, the company has completed the assessment of its technology infrastructure (servers, networks, and phone systems) and expects to replace or decommission a very minor amount of hardware where issues are identified by June 30, 1999. Based on this analysis, the Company does not anticipate a material cost associated with its internal systems relative to the year 2000 issue.

          VENDORS. The Company has identified all major or critical (where a second source was not readily available) suppliers. These suppliers completed a Company survey regarding the Year 2000 issue. After evaluating survey responses, four vendors were identified as needing additional investigation. Currently, three of the four have satisfactorily addressed concerns and the other vendor will continue to be monitored. Responses indicated that there was minimal exposure to an interruption of goods or services from these suppliers. The Company is not directly linked to any supplier computer systems.

          PRODUCTS. The Company has completed an analysis of the potential effect of the year 2000 issue on the application and system software included in its products. Although the analysis did not identify any material compliance issues with regard to software, it did identify a BIOS firmware issue in some computer components purchased from third party suppliers prior to 1997 and incorporated into system level products. Where this issue exists, it can cause the system to report an incorrect date. Although this issue does not affect the intended functionality of the Company's products, customers who use the computer or processor for their own purposes may be affected. Customers who may be potentially affected are being notified by letter and the Company has offered to provide assistance and hardware as needed at a nominal charge for those customers desiring assistance. In addition the Company's web-site provides evaluation guidance for customers as well as potential solutions if a problem is found. Based on the foregoing, the Company does not believe that there are any material year 2000 non-compliance issues relating to its products.

         COST. The costs associated with the Year 2000 assessment and corrections, if necessary, and costs anticipated to complete the evaluation are not material and are not incremental to the Company. Resources have come from the temporary assignment of existing personnel to these efforts on a part time basis. However, there can be no assurance that unforeseen factors will not have a material impact on the Company.

         RISKS AND CONTINGENCY PLAN. The Company continues to evaluate the risks associated with potential Year 2000 related failures. While supplier input has not identified any year 2000 risk, the failure of a critical supplier to make its computer system Year 2000 compliant could result in delayed deliveries of products and services to the Company. If such delays are extended, they could have a material adverse effect on the Company's business. Because the Company's Year 2000 readiness is, in part, dependent upon representations from vendors, and because the testing procedures and inquiries the Company has used and made might not have identified all issues, the Company cannot state conclusively that Year 2000 issues will not have a material impact on the Company's operations or financial condition. To the extent the Company's ongoing Year 2000 readiness analysis identifies any system, business partner or product that could present serious Year 2000 issues, a contingency plan will be developed. The Company anticipates that any such material issue will be identified, and a contingency plan created, by June 30, 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Included in, and incorporated by reference to, the caption "Financial Instruments" in Item 7 above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION

(In thousands)
December 31,                                                                          1998         1997
--------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                                         $  4,963     $  6,160
Marketable securities                                                               17,142       20,577
Accounts receivable, less allowance for doubtful accounts of $125                    6,362        7,697
Inventories                                                                          6,045        4,611
Other current assets                                                                 1,540        1,343
--------------------------------------------------------------------------------------------------------

        Total current assets                                                        36,052       40,388

Marketable securities                                                               16,397       14,290
Equipment and leasehold improvements, net                                            2,571        2,661
Capitalized patent costs, less accumulated amortization
     of $452 and $373, respectively                                                    157          106
--------------------------------------------------------------------------------------------------------

        Total assets                                                              $ 55,177     $ 57,445
========================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                  $  1,215     $  1,205
Income taxes payable                                                                   589          661
Accrued expenses                                                                     1,940        2,286
--------------------------------------------------------------------------------------------------------

        Total current liabilities                                                    3,744        4,152

Commitments and Contingencies

Stockholders' equity:
     Preferred stock, no par value, 5,000 shares authorized, none outstanding
     Common stock, no par value, 25,000 authorized,
        4,950 and 5,341 shares issued and outstanding, respectively                 32,735       38,412
     Accumulated other comprehensive income                                            173           25
     Retained earnings                                                              18,525       14,856
--------------------------------------------------------------------------------------------------------

        Total stockholders' equity                                                  51,433       53,293
--------------------------------------------------------------------------------------------------------

        Total liabilities and stockholders' equity                                $ 55,177     $ 57,445
========================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME
CYBEROPTICS CORPORATION

(In thousands, except per share amounts)
Year ended December 31,                               1998         1997         1996
-------------------------------------------------------------------------------------
Revenues                                          $ 36,636     $ 35,120     $ 28,062
Cost of revenues                                    16,499       15,629       13,739
-------------------------------------------------------------------------------------

Gross margin                                        20,137       19,491       14,323

Research and development expenses                    7,072        6,371        5,937
Selling, general and administrative expenses         9,881        8,532        7,501
-------------------------------------------------------------------------------------
          Income from operations                     3,184        4,588          885

Interest income                                      2,220        2,166        2,275
-------------------------------------------------------------------------------------
          Income before income taxes                 5,404        6,754        3,160

Provision for income taxes                           1,735        2,157          980
-------------------------------------------------------------------------------------
          Net income                              $  3,669     $  4,597     $  2,180
=====================================================================================

Net income per share - Basic                      $   0.71     $   0.88     $   0.39
Net income per share - Diluted                    $   0.69     $   0.83     $   0.38
=====================================================================================

Weighted average shares outstanding - Basic          5,192        5,246        5,528

Weighted average shares outstanding - Diluted        5,320        5,555        5,735
=====================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION

(In thousands)
Year ended December 31,                                                           1998           1997           1996
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income                                                       $   3,669      $   4,597      $   2,180
            Adjustments to reconcile net income to
                net cash provided by operating activities:
               Depreciation and amortization                                     1,151            917            768
               Provision for doubtful accounts                                      11             12              8
               Provision for inventory obsolesence                                 455            445            298
               Deferred income taxes                                              (160)            20            102
               Amortization of restricted stock                                     72
               Changes in operating assets and liabilities:
                        Accounts receivable                                      1,324         (2,678)         3,475
                        Inventories                                             (1,889)        (1,288)          (192)
                        Other current assets                                       (37)           272           (264)
                        Accounts payable                                            10             14            454
                        Income taxes payable                                       (72)           428           (665)
                        Accrued expenses                                          (346)           862           (944)
---------------------------------------------------------------------------------------------------------------------

                        Net cash provided by operating activities                4,188          3,601          5,220

CASH FLOWS FROM INVESTING ACTIVITIES:
            Maturities of held to maturity marketable securities                                8,000         23,146
            Proceeds from sales of available for sale
                marketable securities                                           34,330         12,758
            Purchases of available for sale marketable securities              (32,854)       (27,145)       (20,455)
            Additions to equipment and leasehold improvements                     (982)        (1,025)        (2,258)
            Additions to patents                                                  (130)           (86)           (68)
---------------------------------------------------------------------------------------------------------------------

                        Net cash provided (used) by investing activities           364         (7,498)           365

CASH FLOWS FROM FINANCING ACTIVITIES:
            Repurchase of common stock                                          (6,830)          (561)        (6,283)
            Proceeds from exercise of stock options                                419            873            521
            Proceeds from issuance of common stock
                under Employee Stock Purchase Plan                                 355            285            181
            Tax benefit from exercise of stock options                             307            507            231
---------------------------------------------------------------------------------------------------------------------

                        Net cash provided (used) by financing activities        (5,749)         1,104         (5,350)

Net increase (decrease) in cash and cash equivalents                            (1,197)        (2,793)           235

Cash and cash equivalents - beginning of year                                    6,160          8,953          8,718
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of year                                      $   4,963      $   6,160      $   8,953
=====================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
CYBEROPTICS CORPORATION

                                                                            Accumulated
                                                          Common Stock          Other                    Total
                                                       ------------------   Comprehensive   Retained  Stockholders'
(In thousands)                                         Shares      Amount   Income (Loss)   Earnings     Equity
-----------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                              5,612     $ 42,658                  $  8,079    $ 50,737
Tax benefit from exercise of stock options                             231                                   231
Exercise of stock options
     net of shares exchanged as payment
     and subsequently retired                              86          521                                   521
Issuance of common stock under
     Employee Stock Purchase Plan                          18          181                                   181
Repurchase of common stock                               (500)      (6,283)                               (6,283)
Market value adjustments of marketable securities                              $    (99)                     (99)
Net income                                                                                     2,180       2,180
                                                                                                        ---------
Comprehensive income                                                                                       2,081
-----------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996                              5,216     $ 37,308     $    (99)    $ 10,259    $ 47,468
Tax benefit from exercise of stock options                             507                                   507
Exercise of stock options
     net of shares exchanged as payment
     and subsequently retired                             139          873                                   873
Issuance of common stock under
     Employee Stock Purchase Plan                          27          285                                   285
Repurchase of common stock                                (41)        (561)                                 (561)
Market value adjustments of marketable securities                                   124                      124
Net income                                                                                     4,597       4,597
                                                                                                        ---------
Comprehensive income                                                                                       4,721
-----------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997                              5,341     $ 38,412     $     25     $ 14,856    $ 53,293
Tax benefit from exercise of stock options                             307                                   307
Exercise of stock options
     net of shares exchanged as payment
     and subsequently retired                              69          419                                   419
Issuance of common stock under
     Employee Stock Purchase Plan                          30          355                                   355
Repurchase of common stock                               (500)      (6,830)                               (6,830)
Amortization of restricted stock                           10           72                                    72
Market value adjustments of marketable securities                                   148                      148
Net income                                                                                     3,669       3,669
                                                                                                        ---------
Comprehensive income                                                                                       3,817
-----------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998                              4,950     $ 32,735     $    173     $ 18,525    $ 51,433
=================================================================================================================

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

CASH EQUIVALENTS
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company's cash and cash equivalents consist of funds maintained in money market accounts, U.S. Government backed obligations and state municipal instruments with a long-term credit rating of AAA.

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

As of December 31, 1998 and 1997, all marketable securities are classified as available for sale, with a carrying amount of $33,539 and $34,867, respectively. Available for sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity until realized. These fair values are determined using quoted market prices. The carrying amounts of securities, for purposes of computing unrealized gains and losses, are determined by specific identification. The cost of securities sold is determined by specific identification. Net unrealized holding gains and losses and realized gains and losses were not significant at December 31, 1998 and 1997 or during the years ended December 31, 1998, 1997 and 1996.

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

REVENUE RECOGNITION
Revenues are recognized upon shipment. Estimated returns and warranty costs are recorded at the time of sale.

RESEARCH AND DEVELOPMENT
Research and development (R&D) costs, including software development, are expensed when incurred. Software development costs are required to be expensed until the point that technological feasibility and proven marketability of the product are established; costs otherwise capitalizable after such point also are expensed because they are insignificant. Customer-funded R&D is deferred and recognized as a reduction of R&D expenses as costs are incurred in the accompanying statements of income. Customer-funded R&D totaled $166 and $890 during 1997 and 1996 respectively. No customer funded R&D received in 1998.

INCOME TAXES
Deferred income taxes are recorded to reflect the tax consequences in future years of differences between the financial reporting and tax bases of assets and liabilities. Income tax expense is the sum of the tax currently payable and the change in the deferred tax assets and liabilities during the period.

NET INCOME PER SHARE
The number of shares utilized in the denominator of the diluted net income per share computation has been increased by 128,000, 309,000 and 207,000 shares of common stock equivalents at December 31, 1998, 1997 and 1996, respectively. Options to purchase 285,000 and 94,000 shares of common stock at a weighted average price of $20.32 and $22.63 were outstanding at December 31, 1998 and 1997 but were not included in the computation of diluted net income per share because the options exercise price was greater than the average market price of the common stock. The impact of such options would be antidilutive to this computation.

NOTE 2 - OTHER FINANCIAL STATEMENT DATA

INVENTORIES CONSIST OF THE FOLLOWING:

--------------------------------------------------------------------------------
December 31,                                              1998             1997
--------------------------------------------------------------------------------

Raw materials and
   purchased parts                                     $ 5,307          $ 3,702
Work in process                                          1,045            1,106
Finished goods                                             573              478
--------------------------------------------------------------------------------
                                                         6,925            5,286

Allowance for obsolesence                                 (880)            (675)
--------------------------------------------------------------------------------
                                                       $ 6,045          $ 4,611
================================================================================

EQUIPMENT AND LEASEHOLD IMPROVEMENTS CONSIST OF THE FOLLOWING:

--------------------------------------------------------------------------------
December 31,                                              1998             1997
--------------------------------------------------------------------------------

Equipment                                              $ 4,349          $ 3,083
Leasehold improvements                                   1,010              986
In progress                                                                 315
--------------------------------------------------------------------------------
                                                         5,359            4,384
Accumulated
   depreciation and amortization                        (2,788)          (1,723)
--------------------------------------------------------------------------------
                                                       $ 2,571          $ 2,661
================================================================================

ACCRUED EXPENSES CONSIST OF THE FOLLOWING:

--------------------------------------------------------------------------------
December 31,                                              1998             1997
--------------------------------------------------------------------------------

Wages and benefits                                     $   701          $ 1,247
Warranty costs                                             566              350
Other                                                      673              689
--------------------------------------------------------------------------------
                                                       $ 1,940          $ 2,286
================================================================================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION
(In thousands, except share and per share amounts)

NOTE 3 - INCOME TAXES

THE PROVISION FOR INCOME TAXES CONSISTS OF THE FOLLOWING:

--------------------------------------------------------------------------------
                                         1998             1997             1996
--------------------------------------------------------------------------------

Current:
   Federal                            $ 1,820          $ 2,061          $   872
   State                                   75               76                6
Deferred                                 (160)              20              102
--------------------------------------------------------------------------------
                                      $ 1,735          $ 2,157          $   980
================================================================================

DEFERRED TAX ASSETS CONSIST OF THE FOLLOWING:

--------------------------------------------------------------------------------
December 31,                             1998             1997             1996
--------------------------------------------------------------------------------

Inventory allowances                  $   320          $   300          $   238
Vacation accrual                           80               70               71
Accounts receivable
   allowances                              45               45               45
Warranty accrual                          205              126               90
Deferred R&D
   reimbursement                                                             60
Other, net                                 40              (11)              46
--------------------------------------------------------------------------------

Net deferred tax asset
   included in other
   current assets                     $   690          $   530          $   550
================================================================================

A RECONCILIATION OF THE STATUTORY RATE TO THE EFFECTIVE INCOME TAX RATE IS AS
FOLLOWS:

--------------------------------------------------------------------------------
                                         1998             1997             1996
--------------------------------------------------------------------------------

Federal statutory rate                   34.0%            34.0%            34.0%
Increase (decrease)
     resulting from:
   State income taxes, net
     of federal benefit                   1.1              1.2              0.1
   FSC benefit, net of
     FSC taxes                           (3.5)            (1.8)            (1.0)
   R&E credit                            (4.5)            (4.6)            (4.4)
   Other, net                             5.0              3.1              2.3
--------------------------------------------------------------------------------
Effective rate                           32.1%            31.9%            31.0%
================================================================================

Cash payments of income taxes for the years ended December 31, 1998, 1997 and 1996, were approximately $1,663, $1,033 and $1,491 respectively.

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

The facility previously occupied by the Company prior to its moving is leased under an operating lease that expires in October 1999. The Company has subleased this facility for the remaining term of the lease. The difference between the future lease obligation of the Company and the anticipated sublease payments over the remaining term of the lease of $160 was charged to rental expense during 1996. Total rental expense for the years ended December 31, 1998, 1997 and 1996, were approximately, $810, $659 and $695, respectively.

At December 31, 1998, the future minimum lease payments required under noncancellable operating lease agreements, net of $130 in 1999 of sublease payments, are as follows:

Year ending December 31,
1999                                $       608
2000                                        564
2001                                        588
2002                                        600
2003                                        600
Thereafter                                1,398
-----------------------------------------------
Total                               $     4,358
===============================================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION
(In thousands, except share and per share amounts)

NOTE 5 - STOCKHOLDERS' EQUITY

In 1996, the stockholders of the Company approved an amendment to the Articles of Incorporation that increases the number of authorized shares of common stock from 10,000,000 shares to 25,000,000 shares. In February 1998, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of common stock for the purpose of providing the necessary common stock for the Company's stock option and employee stock purchase plans. In 1998, all 500,000 shares were repurchased through open market purchases, block transactions or privately negotiated purchases. In October 1998, the Company's Board of Directors authorized the repurchase of up to an additional 250,000 shares of common stock. As of December 31, 1998, no shares had been repurchased under the second authorization, which expires in October 1999. During 1998, the Company issued 10,000 shares of restricted stock to an executive at the market price on the issue date of $19.50 per share. Of these shares, 2000 vested upon issuance and the remaining 8,000 shares vest over 4 years.

NOTE 6 - BENEFIT PLANS

STOCK OPTION PLAN
The Company has three stock option plans for which it has reserved 1,067,000 shares of common stock in the aggregate for issuance to employees, directors, officers and others. In addition, there are 100,000 shares reserved, and included in the following summaries, for issuance to an executive that are not part of the three stock option plans. Reserved shares underlying canceled options are available for future grant under all plans. Options are granted at an option price per share equal to or greater than the market value at the date of grant. Generally, options granted to employees vest over a four-year period and expire five years after the date of grant. The plans allow for option holders to tender shares of the Company's common stock as consideration for the option price. Options exercised by tendering shares are shown at the net amount.

In 1996, the Company canceled and reissued, at the then current market price, 257,800 options to purchase the same number or less shares to those employees that received stock option grants between May 19, 1995 and August 2, 1996.

THE FOLLOWING IS A SUMMARY OF STOCK OPTION PLAN ACTIVITY:

--------------------------------------------------------------------------------
Shares                                   1998             1997             1996
--------------------------------------------------------------------------------

Granted                               235,050          258,900          590,050
Exercised                             (77,053)        (142,495)         (90,212)
Canceled                              (78,751)         (34,650)        (339,443)

December 31:
Outstanding                           799,496          720,250          638,495

Exercisable                           276,334          182,162          181,570

Weighted average exercise price
per share                                1998             1997             1996
--------------------------------------------------------------------------------

Granted                              $  17.16         $  18.31        $   16.58
Exercised                                7.71             6.67             6.66
Canceled                                14.00            14.67            20.67

December 31:
Outstanding                             15.35            13.79            10.35

Exercisable                             12.79             9.54             5.97
================================================================================

Stock options outstanding as of December 31, 1998, had a range of exercise prices of $3.79 to $25.50 and a weighted average remaining contractual life of approximately 4.6 years.

THE FOLLOWING IS A SUMMARY OF OUTSTANDING OPTIONS AS OF DECEMBER 31, 1998:

                                                                   Weighted
Exercise                       Options           Options            Average
Price                        Outstanding       Exercisable      Remaining Life
--------------------------------------------------------------------------------

Less than $5.70                 12,400           12,400            .57 years
$5.70 to $8.99                  25,650           25,650           2.53 years
$9.00 to $13.49                259,021          129,134           4.02 years
$13.50 to $19.99               397,925           83,775           4.33 years
Over $20.00                    104,500           25,375           7.68 years
================================================================================

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

Had the Company used the fair value method of accounting for its stock option and incentive plans beginning in 1995 and charged compensation costs against income over the vesting period, net income and net income per share for 1998, 1997 and 1996 would have been reduced to the following pro forma amounts:

--------------------------------------------------------------------------------
                                         1998             1997             1996
--------------------------------------------------------------------------------

Net Income:
   As reported                        $ 3,669          $ 4,597          $ 2,180
   Pro forma                          $ 2,173          $ 3,591          $ 1,564

Net income per share:
   As reported - Basic                $  0.71          $  0.88          $  0.39
   Pro forma - Basic                  $  0.42          $  0.68          $  0.28

   As reported - Diluted              $  0.69          $  0.83          $  0.38
   Pro forma - Diluted                $  0.41          $  0.65          $  0.27


The pro forma information above only includes stock options granted in 1995 and subsequent periods. Compensation expense under the fair value method of accounting will increase over the next few years as additional stock option grants are considered. The weighted-average grant-date fair value of options granted during 1998, 1997 and 1996 was $9.67, $11.22 and $10.58, respectively. The weighted-average grant-date fair value of options was determined by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

--------------------------------------------------------------------------------
                                           1998           1997           1996
--------------------------------------------------------------------------------

Risk-free interest rates                   5.27%          6.39%          5.90%
Expected life                           4 YEARS        4 years        4 years
Expected volatility                       68.47%         63.97%         57.40%
Expected dividends                         NONE           None           None

EMPLOYEE STOCK PURCHASE PLAN
The Company has an Employee Stock Purchase Plan available to eligible employees. Under terms of the plan, eligible employees may designate from 1 to 10% of their compensation to be withheld through payroll deductions for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. Under the plan, 200,000 shares of common stock have been reserved for issuance. As of December 31, 1998, 141,631 shares have been issued under this plan.

401(k) PLAN
The Company has a savings plan pursuant to Section 401(k) of the Internal Revenue Code ("the Code"), whereby eligible employees may contribute up to 15% of their earnings, not to exceed annual amounts allowed under the Code. In addition, the Company may also make contributions at the discretion of the Board of Directors. In 1998, 1997 and 1996, the Company provided for matching contributions totaling $157, $144, and $96, respectively.

NOTE 7 - BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS

Effective at year-end 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS 131 requires the management approach in determining business segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION
(In thousands, except share and per share amounts)

The Company's businesses are organized, managed, and internally reported as four segments. Management of these segments, with the exception of the Research and Development segment, are responsible for different product lines and services and are responsible for managing, on a worldwide basis, revenues as well as sales and marketing costs.

The Research and Development segment is managed at the corporate level. Resource decisions and performance assessment are managed by a research and development committee made up of senior corporate officers.

Research and Development and Corporate Administration are not allocated to reportable segments. Therefore, management does not represent that these segments, if operated independently, would report the operating income and other financial information shown below. The table below presents information about reportable segments for the years ended December 31, 1998, 1997 and 1996:

                                   OEM         SMT      Industrial    Research and     Corporate         Total
                                 Sensors     Systems    Measurement   Development   Administration(1)   Company
-----------------------------------------------------------------------------------------------------------------
Revenues                1998    $ 26,713    $  7,506     $  2,417                                      $  36,636

                        1997      23,613       8,542        2,965                                         35,120

                        1996      19,457       5,724        2,881                                         28,062

Income from Operations  1998    $ 13,479    $  2,244     $   (213)     $  (7,072)     $  (5,254)       $   3,184

                        1997      12,485       2,471           20         (6,371)        (4,017)           4,588

                        1996       9,821       1,008           98         (5,937)        (4,105)             885

Identifiable Assets(2)  1998    $  7,617    $  2,644     $  2,146                     $  42,770        $  55,177

                        1997       6,361       4,186        1,761                        45,137        $  57,445

                        1996       4,728       2,475        1,596                        41,517           50,316

(1) Loss from operations consists of unallocated corporate administrative expenses.

(2) Segment assets include accounts receivable and inventories. Assets included in Corporate Administration primarily include cash and marketable securities, equipment and leasehold improvements, capitalized patent costs, deferred income taxes, accrued interest and certain prepaid expenses.

THE FOLLOWING SUMMARIZES CERTAIN SIGNIFICANT CUSTOMER INFORMATION:

                                  Significant                         Percentage
                                   Customer         Revenues         of Revenues
--------------------------------------------------------------------------------

Year ended
   December 31, 1998                  A             $  9,700              27%
                                      B             $ 10,797              30%
                                      C             $    898               3%
Year ended
   December 31, 1997                  A             $  4,420              13%
                                      B             $  7,704              22%
                                      C             $  3,246               9%
Year ended
   December 31, 1996                  A             $  3,855              14%
                                      B             $  7,863              28%
                                      C             $  2,834              10%

As of December 31, 1998, accounts receivable from significant customers A, B and C were $1,932, $1,432, and $54, respectively. As of December 31, 1997, accounts receivable from significant customers A, B and C were $1,484, $952 and $367, respectively.

Export sales amounted to 82%, 69% and 70% of revenues for 1998, 1997 and 1996, respectively. Substantially all of the Company's export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

--------------------------------------------------------------------------------
                                          1998            1997            1996
--------------------------------------------------------------------------------

Americas                              $  1,400         $    393        $    143
Europe                                  12,237            5,964           4,964
Asia                                    16,169           17,504          14,279
Other                                      117              298             169
--------------------------------------------------------------------------------
                                      $ 29,923         $ 24,159        $ 19,555
================================================================================

NOTE 8 - CONTINGENCIES

In the ordinary course of business, the Company is a defendant in miscellaneous claims and disputes. While the outcome of these matters cannot be predicted with certainty, management presently believes the disposition of these matters will not have a material effect on the financial position, results of operations or cash flows of the Company.

The Company's federal tax returns for 1995 and 1996 are currently under review by the Internal Revenue Service. While the outcome of any such reviews may have an impact on the Company's consolidated financial results for a particular reporting period, the Company's management does not believe that the resolution of the audit will have a material impact on the financial position, results of operations or cash flows of the Company.

NOTE 9 - QUARTERLY FINANCIAL INFORMATION
(In thousands, except per share amounts)

1998 (UNAUDITED)                                    MARCH 31        JUNE 30       SEPT. 30        DEC. 31
---------------------------------------------------------------------------------------------------------
Revenues                                          $   10,630     $    9,718     $    7,737     $    8,551
Gross margin                                           6,183          5,317          4,077          4,560
Income from operations                                 1,705            955             72            452
Net income                                             1,568          1,052            404            645
Net income per share - Basic (1)                        0.29           0.20           0.08           0.13
Net income per share - Diluted (1)                      0.28           0.19           0.08           0.13

1997 (UNAUDITED)                                    MARCH 31        JUNE 30       SEPT. 30        DEC. 31
---------------------------------------------------------------------------------------------------------

Revenues                                          $    7,080     $    8,257     $    9,249     $   10,534
Gross margin                                           3,706          4,402          5,353          6,030
Income from operations                                   371            655          1,638          1,924
Net income                                               589            809          1,487          1,712
Net income per share - Basic (1)                        0.11           0.16           0.28           0.32
Net income per share - Diluted (1)                      0.11           0.15           0.27           0.30

(1) The summation of quarterly per share amounts may not equal the calculation for the full year, as each quarterly calculation is performed discretely.

REPORT OF INDEPENDENT
ACCOUNTANTS

To the Board of Directors
and Stockholders of
CyberOptics Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and stockholders' equity and comprehensive income present fairly, in all material respects, the financial position of CyberOptics Corporation as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management, our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Minneapolis, Minnesota
January 29, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE.


                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the heading "Election of Directors--Nominees and --Executive Officers" and "Shares Outstanding" of the Company's definitive proxy statement for its annual meeting of shareholders to be held June 22, 1999 (hereafter, the "Proxy Statement"), is hereby incorporated by reference.

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


                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements: See Item 8 to this Form 10-K.

(a)(2) Financial Statement Schedule: Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997 and 1996, and the report of PricewaterhouseCoopers LLP thereon are attached as Item 14(d).

(a)(3) LIST OF EXHIBITS

Exhibit Number    Description
--------------    -----------

       2.1 Asset Purchase Agreement dated February 20, 1999, between the Company and Electronic Packaging Company.

       3.1 Articles of Incorporation of Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

       3.2        Bylaws of the Company (Incorporated by reference to Exhibit
                  3.2 to the Company's Registration Statement on Form S-18 (Registration No. 33-17628C) (the "Registration Statement").

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

       23.1       Consent of PricewaterhouseCoopers LLP

       99.0       Forward Looking Statements--Cautionary Statement

       27.1       Financial Data Schedule (for electronic filing purposes only).

(b)    REPORTS ON FORM 8-K

       No reports on Form 8-K have been filed for the quarter ended December 31, 1998.

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


                                                      PricewaterhouseCoopers LLP

                                                          Minneapolis, Minnesota
                                                                January 29, 1999

                                                                     SCHEDULE II

                             CYBEROPTICS CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                           Balance at       Charged to                        Balance
                                          Beginning of      Costs and                        at end of
             Description                     Period         Expenses        Deductions        Period
             -----------                     ------         --------        ----------        ------
Allowance for doubtful accounts:

   Year ended December 31, 1998           $  125,006       $   11,470      $    11,665      $  124,811

   Year ended December 31, 1997           $  125,566       $   11,844      $    12,404      $  125,006

   Year ended December 31, 1996           $  100,000       $    8,339      $    17,227      $  125,566



                                           Balance at       Charged to                        Balance
                                          Beginning of      Costs and                        at end of
             Description                     Period         Expenses        Deductions        Period
             -----------                     ------         --------        ----------        ------

Allowance for obsolete inventory:

   Year ended December 31, 1998           $  675,000       $  454,753      $  (249,611)     $  880,142

   Year ended December 31, 1997           $  474,846       $  445,000      $  (244,846)     $  675,000

   Year ended December 31, 1996           $  500,000       $  297,967      $  (323,121)     $  474,846

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CYBEROPTICS CORPORATION



Dated: March 16, 1999                 By /s/ STEVEN M. QUIST
                                          ------------------------
                                          Steven M. Quist,
                                          President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                       Title                                Date
----                       -----                                ----

/s/ STEVEN K. CASE         Chairman and Director (Principal     March 16, 1999
------------------         Executive Officer)
Steven K. Case

/s/ STEVEN M. QUIST        Director and President               March 16, 1999
-------------------
Steven M. Quist

/s/ ALEX B. CIMOCHOWSKI    Director                             March 17, 1999
-----------------------
Alex B. Cimochowski

                           Director                             March __, 1999
-----------------------
Kathleen P. Iverson

/s/ GEORGE E.KLINE         Director                             March 17, 1999
------------------
George E. Kline

/s/ P. June Min            Director                             March 17, 1999
------------------
P. June Min

/s/ ERWIN KELEN            Director                             March 17, 1999
---------------
Erwin Kelen

/s/ RICHARD BALLINTINE     Vice President-Finance               March 16, 1999
----------------------     (Principal Accounting Officer)
Richard Ballintine