Form 10-Q
period 1999-03-31
CYBEROPTICS CORP
filed 1999-05-17
CIK 768411

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Check One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1999

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

At May 10, 1999, 4,965,206 shares of the issuer's Common Stock, no par value, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                             CYBEROPTICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                          MARCH 31, 1999   DEC. 31, 1998
                                                                             (Unaudited)
--------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                    $    17,474     $     4,963
Marketable securities                                                             10,129          17,142
Accounts receivable, net                                                           5,949           6,362
Inventories                                                                        5,552           6,045
Other current assets                                                               1,455           1,540
--------------------------------------------------------------------------------------------------------
                           Total current assets                                   40,559          36,052
Marketable securities                                                             12,284          16,397
Equipment and leasehold improvements, net                                          2,546           2,571
Capitalized patent costs, net                                                        142             157
Other assets, net                                                                    731
--------------------------------------------------------------------------------------------------------
                           Total assets                                           56,262          55,177
========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                             $     1,480     $     1,215
Income taxes payable                                                                 767             589
Accrued expenses                                                                   2,026           1,940
--------------------------------------------------------------------------------------------------------
                           Total current liabilities                               4,273           3,744
Commitments and Contingencies
Stockholders' equity:
      Preferred stock, no par value, 5,000 shares
        authorized, none outstanding
     Common stock, no par value, 25,000 shares
       authorized, 4,960 and 4,950 shares issued
       and outstanding, respectively                                              32,912          32,908
      Retained earnings                                                           19,077          18,525
--------------------------------------------------------------------------------------------------------
                           Total stockholders' equity                             51,989          51,433
--------------------------------------------------------------------------------------------------------
                           Total liabilities and stockholders' equity        $    56,262     $    55,177
========================================================================================================

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             CYBEROPTICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                          1999          1998
--------------------------------------------------------------------------------------------
Revenues                                                             $   7,705     $  10,630
Cost of revenues                                                         3,537         4,447
--------------------------------------------------------------------------------------------
      Gross margin                                                       4,168         6,183
Research and development expenses                                        1,752         1,845
Selling, general and administrative expenses                             2,164         2,633
--------------------------------------------------------------------------------------------
      Income from operations                                               252         1,705
Interest income                                                            530           593
--------------------------------------------------------------------------------------------
      Income before income taxes                                           782         2,298
Provision for income taxes                                                 230           730
--------------------------------------------------------------------------------------------
      Net income                                                     $     552     $   1,568
============================================================================================
Net income per share - Basic                                         $    0.11     $    0.29
Net income per share - Diluted                                       $    0.11     $    0.28
============================================================================================
Weighted average shares outstanding - Basic                              4,955         5,372
Weighted average shares outstanding - Diluted                            5,039         5,640
============================================================================================

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             CYBEROPTICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                   1999            1998
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income                                                         $      552      $    1,568
          Adjustments to reconcile net income to
            net cash provided by operating
            activities:
            Depreciation and amortization                                           302             255
            Provision for losses on inventories                                      80              62
            Changes in operating assets and
                 liabilities:
                 Accounts receivable                                                413             281
                 Inventories                                                        413          (1,232)
                 Other current assets                                                85            (148)
                 Accounts payable                                                   265             439
                 Income taxes payable                                               178             600
                 Accrued expenses                                                    86            (402)
-------------------------------------------------------------------------------------------------------
                     Net cash provided
                       by operating activities                                    2,374           1,423

CASH FLOWS FROM INVESTING ACTIVITIES:
          Sales and maturities of marketable securities                          11,001           7,674
          Purchases of marketable securities                                                     (5,427)
          Additions to equipment and furnishings                                   (250)           (436)
          Additions to patents                                                       (7)             (9)
          Acquisitions of technology and other assets                              (404)
          Other assets                                                             (332)
-------------------------------------------------------------------------------------------------------
                     Net cash provided by investing
                      activities                                                 10,008           1,802

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from exercise of stock options                                   119             348
          Other                                                                      10              42
-------------------------------------------------------------------------------------------------------
                 Net cash provided (used) by financing
                   activities                                                       129             390

Increase in cash and cash equivalents                                            12,511           3,615
Cash and cash equivalents - beginning
          of period                                                               4,963           6,160
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                                    $   17,474      $    9,775
=======================================================================================================

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             CYBEROPTICS CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999


1.    INTERIM REPORTING:

The interim consolidated financial statements presented herein as of March 31, 1999, and for the three months ended March 31, 1999 and 1998, are unaudited; however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three month period ended March 31, 1999, do not necessarily indicate the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The December 31, 1998, consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.


2.    INVENTORIES (IN THOUSANDS):


                                          March 31,             Dec. 31,
                                            1999                 1998
                                        (unaudited)
                                        -------------------------------

            Raw materials                 $3,931                 $4,427

            Work in process                  744                  1,045

            Finished goods                   877                    573
                                        -------------------------------
                  Total inventories       $5,552                 $6,045
                                        ===============================


3.    NET INCOME PER SHARE:

Basic net income per share has been computed using the weighted average number of shares outstanding. The diluted net income per share includes the effect of common stock equivalents for each period. The number of shares utilized in the denominator of the diluted net income per share computation has been increased by 84,000 and 268,000 shares at March 31, 1999 and 1998, respectively. Options to purchase 467,000 and 14,000 shares of common stock at a weighted average price of $15.20 and $24.50 were outstanding at March 31, 1999 and 1998 but were not included in the computation of diluted net income per share as the options exercise price was greater than the average market price of the common shares.

                             CYBEROPTICS CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999


4.    COMPREHENSIVE INCOME:

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

During the first quarter of 1999 and 1998, total comprehensive income amounted to $427,000 and $1,583,000, respectively. Accumulated other comprehensive income at March 31, 1999 and December 31, 1998 was $48,000 and $173,000, respectively.


5.    BUSINESS SEGMENTS (IN THOUSANDS):

The Company's businesses are organized, managed, and internally reported as four segments. Management of these segments, with the exception of the Research and Development segment, are responsible for different product lines and services and are responsible for managing, on a worldwide basis, revenues as well as sales and marketing costs. Management does not represent that these segments, if operated independently, would report the operating income and other financial information shown below. The table below presents information about revenues and income from operations for reportable segments for the three months ended March 31, 1999 and 1998, and identifiable assets as of March 31, 1999 and December 31, 1998.

                                  OEM            SMT        Industrial    Research and     Corporate         Total
                                Sensors        Systems     Measurement    Development   Administration(1)   Company
--------------------------------------------------------------------------------------------------------------------
Revenues              1999    $    5,577    $    1,529     $      599                                     $    7,705
                      1998         8,800         1,529            301                                         10,630


Income from
Operations            1999    $    2,810    $      262     $       37     $   (1,752)    $   (1,105)      $      252
                      1998         4,952           278           (253)        (1,844)        (1,428)           1,705


Identifiable
Assets(2)             1999    $    6,636    $    2,722     $    2,143                    $   44,761       $   56,262
                      1998         7,617         2,644          2,146                        42,770           55,177

(1) Loss from Operations consists of unallocated corporate administrative expenses.

(2) Segment assets include accounts receivable and inventories. Assets included in Corporate Administration primarily include cash and marketable securities, equipment and leasehold improvements, capitalized patent costs, intangible assets, deferred income taxes, accrued interests and certain prepaid expenses.

6.    ACQUISITION:

During February of 1999, the Company acquired certain technology and other assets from Electronic Packaging Company (EPC). The acquired technology and other assets relate to a system that will inspect loaded circuit boards (circuit boards with components placed thereon) to determine proper orientation of the component and that the correct component is placed. The system is designed to be used off-line and for purposes of first article inspection. These assets were acquired for $404,000 of cash and were accounted for using the purchase method, whereby the purchase consideration was allocated to assets based on their fair market values and will be amortized over their estimated useful life.


7.    SUBSEQUENT EVENTS:

On April 6, 1999, the Company completed the acquisition of all of the outstanding shares of Kestra Limited (Kestra), a British limited liability company organized under the Companies Act 1985, and repaid certain indebtedness for approximately $11.4 million of cash. Kestra is a development stage company that is developing new technology for automated optical inspection systems. The acquisition will be accounted for under the purchase method of accounting, and accordingly, Kestra's operating results will be included in the Company's consolidated results of operations from the date of acquisition.

On May 5, 1999, the Company completed the acquisition of certain assets of Hama Laboratories, Inc. (HAMA), a California based company that is the leading designer and manufacturer of laser wafer-mapping and aligning sensors which are incorporated into robotic equipment that handle silicon wafers during the fabrication process. The Company purchased these assets for $6.75 million in cash, plus up to $4.1 million of additional consideration contingent on the business meeting certain performance criteria. The acquisition will be accounted for under the purchase method of accounting, and accordingly, the related operating results will be included in the Company's consolidated results of operations from the date of acquisition.

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

The following is management's discussion and analysis of certain significant factors which have affected the Company's results and financial position during the periods included in the accompanying financial statements. This discussion should be read in conjunction with the financial statements and associated notes.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The following Management's Discussion and Analysis contains "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs relating to future events, including statements regarding levels of orders, research and development expenses, taxation levels, the sufficiency of cash to meet operating and capital expenses and the ability to continue to price foreign transactions in U.S. currency. These and other forward looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

      -- The cyclical nature of capital expenditures in the electronics industry;

      -- The dependence of such operations on orders of two sensor product lines from several large OEM's of component placement machines in the surface mount industry;

      -- The significant proportion of the Company's revenue that is derived from export sales, including Asia where poor economic conditions have continued;

      -- The dependence of the Company's manufacturing on outside contractors and suppliers, many of which require significant lead time;

      -- The ability of the Company to produce products that do not experience significant quality errors;

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

                              RESULTS OF OPERATIONS


The table below lists certain financial data expressed as a percentage of revenues for the periods ended March 31, 1999 and 1998.

                                                       Three Months Ended
                                                           March 31,
                                                      1999            1998
                                                    ------------------------

            Revenues                                   100%           100%

            Gross margin                                54%            58%

            Research and development expenses           23%            17%

            Selling, general and
                administrative expenses                 28%            25%

            Income from operations                       3%            16%

            Net income                                   7%            15%


PERFORMANCE BY BUSINESS SEGMENT

Financial information and other disclosures relating to the Company's four business segments are provided in this Form 10-Q. In the discussion of results of operations, certain reclassifications have been made to revenues in order to include all revenue in segment disclosures. In quarterly filings prior to 1999, certain revenues, primarily service revenues and sales of miscellaneous inventory, had not been assigned to a business segment. These reclassifications had no effect on net income or stockholders' equity.


REVENUES

Revenues decreased 28% to $7.7 million during the three month period ended March 31, 1999 compared to $10.6 million for the comparable period in 1998. Decreased revenues are primarily the result of reduced demand for surface mount technology
(SMT) process control sensors, primarily LaserAlign and Laser Lead Locator, from original equipment manufacturer (OEM) customers. Revenues are heavily dependant on the level of capital spending in the global SMT assembly market, as the Company generates approximately 90% of its revenues from the sales and service of sensors and system products used primarily in SMT production. The first quarter of 1998 was the last quarter of strong demand, following a year of strengthening in 1997. During the remainder of 1998, revenue levels were impacted by a slowdown in worldwide demand for SMT production equipment.

The following table sets forth revenues by business segment for the three months ended March 31:


                                          1999             1998
                                          ----             ----

OEM Sensors                             $ 5,577          $ 8,800
SMT Systems                               1,529            1,529
Industrial Measurement                      599              301
Research and Development
                                        -------          -------
    Total                               $ 7,705          $10,630

Revenues from the OEM sensor segment decreased 37% to $5.6 million during the three months ended March 31, 1999 compared to $8.8 million for the comparable period in 1998. The decrease is primarily due to a slowdown in worldwide demand for SMT production equipment. In addition, revenues from the Company's largest customer in 1998 have decreased in 1999 due to weakness in the Asian economy and a product transition at this Japanese manufacturer. This customer has started the process of managing its inventory in preparation for the introduction of a new product line in the second half of 1999, which will incorporate the Company's OEM sensor products.

SMT system segment revenues were unchanged at $1.5 million during the three month period ended March 31, 1999 from the comparable period in 1998. SMT systems revenues represent sales of enhanced versions of the Company's CyberSentry and LSM products, both of which were introduced during the first quarter of 1997. During the first quarter of 1999, the Company introduced its new automated LSM product, the AutoLSM, which will be available for shipment in the second quarter of 1999. System revenue levels are typically low during the first quarter of each year due to the seasonal nature of capital equipment buying patterns and the introduction of new products at electronics industry trade shows. The relatively flat SMT system revenue levels discussed above reflect a continuation of this buying pattern. On a quarterly basis, the Company anticipates SMT system revenues for the remainder of 1999 will exceed those generated during the first quarter.

Industrial measurement segment revenues increased 99% to $599,000 during the three month period ended March 31, 1999 compared to $301,000 in the first quarter of 1998. The increase in revenues from industrial measurement products is primarily the result of new product introductions in both the systems and sensor product lines. A new family of general measurement sensors was released during the fourth quarter of 1997, and a new family of general measurement systems was introduced in the second quarter of 1998. In addition, a new thickness measurement product for the semiconductor wafer fabrication market will be introduced in the second quarter of 1999. As a result of these new product introductions and initial positive effects of efforts to establish improved distribution, the Company believes that base business (not including the impact of HAMA) industrial measurement product revenues will continue to increase on a quarterly basis during the remainder of 1999.

The Company's two largest customers, Juki Corporation (Juki) and Philips Electronics, N.V. (Philips), accounted for approximately 10% and 36% of revenues for the three months ended March 31, 1999, and 34% and 18% of revenues for the comparable period in 1998. In addition, a new customer, Samsung Aerospace, Limited (Samsung), accounted for approximately 15% of revenues in the three months ended March 31, 1999. The five principal OEM customers (including Juki, Philips and Samsung ) in the aggregate accounted for 67% and 70% of revenues for the periods ended March 31, 1999 and 1998, respectively.

International revenues comprised 77% and 79% of total revenues during the three months ended March 31, 1999 and 1998, respectively. Sales of the Company's products, primarily OEM sensors, in Western Europe, Japan and the rest of the Far East have continued to represent the majority of the Company's revenues. These international markets account for a significant portion of the production capability of capital equipment for the manufacture of electronics, the primary market for the LaserAlign, Laser Lead Locator, CyberSentry and LSM2 products. Revenues generated from products used primarily for SMT production (revenues from OEM sensors and SMT systems) were approximately 92% and 91% of revenues for the three month periods ended March 31, 1999 and 1998, respectively.

GROSS MARGIN

Gross margin decreased as a percent of total revenues to 54% during the three month period ended March 31, 1999 compared to 58% during the comparable period in 1998. The decrease in gross margin is primarily the result of decreased revenue volume over which to spread the fixed component of cost of revenues as well as increased warranty costs. Partially offsetting these negative impacts was a shift in the revenue mix towards higher margin sensor products and the effect of cost containment efforts implemented by the Company to address its cost structure in a period of reduced production volumes.


RESEARCH AND DEVELOPMENT

Research and development expenses decreased 5% to $1.8 million during the three month period ended March 31, 1999 compared to the same period in 1998. As a percentage of revenue, expenses have increased to 23% during the three months ended March 31, 1999 from 17% during the comparable period in 1998. Research and development expenses during the three months ended March 31, 1999 were primarily focused on development of new solder paste inspection product offerings, including the AutoLSM to be released in the second quarter of 1999, development of the next generation of the LaserAlign family and development of the semiconductor wafer thickness measurement system. The Company anticipates an increase in quarterly base business research and development expense levels for the remainder of 1999 compared to the first quarter of 1999, as it works to complete development on a number of important new products.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 18% to $2.2 million during the three month period ended March 31, 1999 compared to $2.6 million during the comparable period in 1998. As a percentage of revenue, selling, general and administrative expenses have increased to 28% in 1999 from 25% in 1998, due to reduced revenue levels in 1999. The dollar decrease in selling, general and administrative expenses is primarily due to reduced legal expense related to the Yamaha litigation, which was settled during the first quarter of 1998. To a lesser extent, reduced selling, general and administrative costs are the results of a cost containment program initiated by the Company in response to lower revenue volumes.


EFFECTIVE INCOME TAX RATE

The Company's effective income tax rate was 29.5% during the three months ended March 31, 1999 and 31.8% during the three months ended March 31, 1998. The reduced rate is primarily the result of tax credits generated from the Company's foreign sales corporation and the research and experimentation tax credit being spread over a lower level of taxable income. These credits are primarily responsible for reducing the effective tax rate below the statutory federal rate. The Company's federal tax returns for the 1995 and 1996 tax years are currently under review by the Internal Revenue Service. Company management does not believe that the resolution of this audit will have a material impact on the financial position, net income or cash flows of the Company.

ORDER RATE AND BACKLOG

CyberOptics' order rate totaled $6.7 million during the three month period ended March 31, 1999 compared to $8.8 million during the same period in 1998. Backlog totaled $4.7 million and $6.8 million at March 31, 1999 and 1998, respectively. The scheduled shipment of the March 31, 1999 backlog is as follows (In thousands):


                       2nd Quarter 1999             $ 3,601
                       3rd Quarter 1999                 468
                       After 3rd Quarter 1999           627
                                                    -------

                           Total backlog            $ 4,696


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and marketable securities increased $1.4 million to $39.9 million as of March 31, 1999 from $38.5 million as of December 31, 1998, primarily due to $2.4 million in cash provided by operations. Increases in cash were partially offset by $993,000 of cash used to purchase fixed assets and to acquire certain technology and other assets.

The Company generated $2.4 million of cash from operations during the first three months of 1999, primarily due to net income of $552,000, including $382,000 of non-cash expenses for depreciation and amortization and the provision for inventory obsolescence and a total decrease of $826,000 in accounts receivable and inventory. The decrease in accounts receivable and inventory is primarily due to reduced revenues and resulting production volume requirements during the first quarter of 1999 compared to the same period in 1998. During 1998, the Company generated $1.4 million of cash from operations, primarily due to net income of $1.6 million, including $317 million of non-cash expenses, and increases in accounts payable and income taxes payable, offset primarily by a $1.2 million increase in inventory.

The Company generated $10.0 million of cash from investing activities during the three month period ended March 31, 1999 compared to $1.8 million during the same period in 1998. The majority of the change in cash from investing activities is due to changes in the level of investment in marketable securities resulting from the purchases and sales of those securities, which provided $11.0 million of cash in 1999 and $2.2 million in 1998. The Company used approximately $993,000 and $445,000 of cash for the purchase of fixed assets, the acquisition of certain technology (as described in note 6 to the financial statements) and other assets during the three months ended March 31, 1999 and 1998, respectively.

The Company generated $129,000 of cash from financing activities during the three months ended March 31, 1999 and $390,000 in the same period during 1998. Cash generated represents primarily cash from stock option exercises.

As described in note 6 to the financial statements, subsequent to March 31, 1999, the Company used approximately $18.15 million for the acquisition of Kestra and certain assets of HAMA. As of March 31, 1999, the Company has no material capital commitments except for the acquisition of Kestra and Hama discussed above. Following completion of the Kestra and Hama acquisitions, the Company believes remaining working capital and anticipated funds from operations will be adequate for anticipated operating needs.

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


Internal Systems

Vendors provide the vast majority of software used in the Company's business applications. The Company has received documentation from all vendors supplying software for its primary business applications confirming year 2000 compliance, including the enterprise-wide information management system installed in mid-1998. This system was installed primarily to improve operating efficiency. The Company intends to independently verify compliance of these vendor supplied systems by June 30, 1999. The Company has also examined the few internally developed business applications used in operations for year 2000 compliance and intends to make minor modifications in any non-compliant applications by September 30, 1999. Finally, the company has completed the assessment of its technology infrastructure (servers, networks, and phone systems) and expects to replace or decommission a very minor amount of hardware where issues are identified by June 30, 1999. Based on this analysis, the Company does not anticipate a material cost associated with its internal systems relative to the year 2000 issue.


Vendors

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

Products

The Company has completed an analysis of the potential effect of the year 2000 issue on system software included in its products and on application and system software licensed or purchased by the Company and used in its products. The analysis did not identify any material year 2000 non-compliance. The analysis did identify certain imbedded computer components purchased from third party suppliers and imbedded or sold with the Company's products that used a ROM BIOS that incorrectly handles information in the year 2000. Although the clock incorporated into this BIOS does not affect intended functionality of the system, customers who use the computer or processor for their own purposes may be affected. Affected customers are being notified by letter. The Company's web-site provides evaluation guidance for customers as well as potential solutions if a problem is found. The Company has offered to provide assistance and hardware as needed at a nominal charge for those customers desiring assistance.


Cost

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


Risks and Contingency Plan

The Company continues to evaluate the risks associated with potential Year 2000 related failures. While supplier input has not identified any year 2000 risk, critical vendors' failure to make their computer systems Year 2000 compliant could result in delaying deliveries of products and services to the Company. If such delays are extended, they could have a material adverse effect on the Company's business. Due to the general uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 readiness of third-party vendors, the Company is unable to determine conclusively whether the consequences of Year 2000 issues will have a material impact on the Company's operations or financial condition. The Year 2000 readiness assessment is expected to significantly reduce the Company's level of uncertainty about the Year 2000 issue and, in particular, about the Year 2000 compliance and readiness of its critical vendors. However, there can be no assurance that the compliance project will be fully effective. As risks within the existing set of internal systems, business partners, and products are better understood, a contingency plan to alleviate the impact of high potential or serious failures will be developed. The contingency plan will be outlined by June 30, 1999. The components of this plan will likely include raw material and finished goods inventory levels, alternative vendors, and backup systems.

PART II. OTHER INFORMATION




ITEM 6 - EXHIBITS AND REPORTS ON 8-K

a.    Exhibits

            Exhibit 27--Financial Data Schedule (For EDGAR filing only)

b.    Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended March 31, 1999. On April 21, 1999 a Form 8-K was filed reporting the acquisition of Kestrsa.

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



                                                         CyberOptics Corporation



                                                             /s/ Steven M. Quist
                                                             -------------------
                                                      Steven M. Quist, President
                                                (Principal Executive Officer and
                                                        Duly Authorized Officer)





                                                       /s/ Richard G. Ballintine
                                                       -------------------------
                                 Richard G. Ballintine, Vice President - Finance
                                               (Principal Accounting Officer and
                                                        Duly Authorized Officer)



Dated: May  17, 1999