Form 10-Q
period 1999-06-30
CYBEROPTICS CORP
filed 1999-08-16
CIK 768411

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Check One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

            Yes _X_  No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At August 12, 1999, 4,977,912 shares of the issuer's Common Stock, no par value, were outstanding.

PART I. FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                             CYBEROPTICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                           JUNE 30, 1999    DEC. 31, 1998
                                                                             (UNAUDITED)
---------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                     $    2,903       $    4,963
Marketable securities                                                              9,407           17,142
Accounts receivable, net                                                           6,673            6,362
Inventories                                                                        4,984            6,045
Other current assets                                                               1,683            1,540
---------------------------------------------------------------------------------------------------------
                           Total current assets                                   25,650           36,052
Marketable securities                                                              9,756           16,397
Intangible assets, net                                                            11,472               --
Equipment and leasehold improvements, net                                          2,641            2,571
Capitalized patent costs, net                                                        139              157
---------------------------------------------------------------------------------------------------------
                           Total assets                                       $   49,658       $   55,177
=========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                              $    1,817       $    1,215
Income taxes payable                                                                 726              589
Accrued expenses                                                                   2,368            1,940
---------------------------------------------------------------------------------------------------------
                           Total current liabilities                               4,911            3,744
Commitments and Contingencies
Stockholders' equity:
      Preferred stock, no par value, 5,000 shares
        authorized, none outstanding
      Common stock, no par value, 25,000 shares
       authorized, 4,975 and 4,950 shares issued
       and outstanding, respectively                                              32,956           32,735
      Retained earnings                                                           11,826           18,525
      Accumulated other comprehensive income (loss)                                  (35)             173
---------------------------------------------------------------------------------------------------------
                           Total stockholders' equity                             44,747           51,433
---------------------------------------------------------------------------------------------------------
                           Total liabilities and stockholders' equity         $   49,658       $   55,177
=========================================================================================================

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             CYBEROPTICS CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                     THREE MONTHS ENDED JUNE 30,
                                                                           1999            1998
------------------------------------------------------------------------------------------------
Revenues                                                             $    8,811       $    9,718
Cost of revenues                                                          3,905            4,401
------------------------------------------------------------------------------------------------
      Gross margin                                                        4,906            5,317
Research and development expenses                                         2,469            1,944
Selling, general and administrative expenses                              2,396            2,418
Acquired in-process research and development                              7,301               --
Amortization of goodwill and other intangibles                              353               --
------------------------------------------------------------------------------------------------
      Income (loss) from operations                                      (7,613)             955
Interest income                                                             310              597
------------------------------------------------------------------------------------------------
      Income (loss) before income taxes                                  (7,303)           1,552
Provision for income taxes                                                  (54)             500
================================================================================================
      Net income (loss)                                              $   (7,249)      $    1,052
================================================================================================
Net income (loss) per share - Basic                                  $    (1.46)      $     0.20
Net income (loss) per share - Diluted                                $    (1.46)      $     0.19
================================================================================================
Weighted average shares outstanding - Basic                               4,968            5,392
Weighted average shares outstanding - Diluted                             4,968            5,575
================================================================================================

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                           1999             1998
------------------------------------------------------------------------------------------------
Revenues                                                             $   16,516       $   20,348
Cost of revenues                                                          7,442            8,848
------------------------------------------------------------------------------------------------
      Gross margin                                                        9,074           11,500
Research and development expenses                                         4,221            3,788
Selling, general and administrative expenses                              4,554            5,052
Acquired in-process research and development                              7,301               --
Amortization of goodwill and other intangibles                              359               --
------------------------------------------------------------------------------------------------
      Income (loss) from operations                                      (7,361)           2,660
Interest income                                                             840            1,190
------------------------------------------------------------------------------------------------
      Income (loss) before income taxes                                  (6,521)           3,850
Provision for income taxes                                                  178            1,230
================================================================================================
      Net income (loss)                                              $   (6,699)      $    2,620
================================================================================================
Net income (loss) per share - Basic                                  $    (1.35)      $     0.49
Net income (loss) per share - Diluted                                $    (1.35)      $     0.47
================================================================================================
Weighted average shares outstanding - Basic                               4,963            5,382
Weighted average shares outstanding - Diluted                             4,963            5,619
================================================================================================

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                   SIX MONTHS ENDED JUNE 30,
                                                                       1999             1998
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss)                                      $   (6,699)      $    2,620
          Adjustments to reconcile net income (loss) to
            net cash provided by operating
            activities:
           Acquired in-process research and
              development, net of tax benefit                         7,038               --
            Depreciation and amortization                               945              536
            Provision for losses on inventories                         149              221
            Changes in operating assets and liabilities
              excluding impact of acquisitions:
                 Accounts receivable                                     32              296
                 Inventories                                          1,005           (1,455)
                 Other current assets                                   190              (97)
                 Accounts payable                                       400               43
                 Income taxes payable                                   137              (50)
                 Accrued expenses                                       343             (155)
--------------------------------------------------------------------------------------------
                     Net cash provided
                       by operating activities                        3,540            1,959

CASH FLOWS FROM INVESTING ACTIVITIES:
          Maturities of marketable securities                        16,181           14,882
          Purchases of marketable securities                         (2,035)         (10,521)
          Purchases of businesses and technology, net of
                 cash acquired                                      (17,124)              --
          Additions to equipment and leasehold improvements            (477)            (798)
          Additions to patents                                          (24)             (57)
--------------------------------------------------------------------------------------------
                     Net cash provided (used) by
                      investing activities                           (3,479)           3,506

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from exercise of stock options                       198              419
          Repurchase of common stock                                     --           (2,459)
          Repayment of long-term debt                                (2,364)              --
          Other                                                          45               51
--------------------------------------------------------------------------------------------
                 Net cash provided (used) by financing
                   activities                                        (2,121)          (1,989)

Increase (decrease) in cash and cash equivalents                     (2,060)           3,476
Cash and cash equivalents - beginning
          of period                                                   4,963            6,160
--------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                        $    2,903       $    9,636
============================================================================================

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999


1.   INTERIM REPORTING:

The interim consolidated financial statements presented herein as of June 30, 1999, and for the three and six month periods ended June 30, 1999 and 1998, are unaudited; however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.


The results of operations for the three and six month periods ended June 30, 1999, do not necessarily indicate the results to be expected for the full year. The December 31, 1998, consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


2.   ACQUISITIONS:

KESTRA LIMITED

On April 6, 1999, the Company completed the acquisition of all of the outstanding shares of Kestra Limited, a British limited liability company organized under the Companies Act of 1985 ("Kestra"). Total consideration paid of $9,040,012 included $8,350,717 of cash and $689,295 of notes payable. The Company also repaid certain indebtedness of Kestra to one of its shareholders and certain other obligations related to the shares acquired totaling $2,363,627 and paid direct acquisition costs of approximately $536,000.

The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Kestra are included in the consolidated financial statements of the Company since the acquisition date. The purchase price was allocated as follows (in thousands):


            Cash                                                    $ 9,040

            Direct acquisition costs                                    536

            Kestra liabilities assumed                                2,619

                                                                    -------

                        Total Purchase Price                         12,195

            Estimated fair value of tangible assets acquired
               (approximates recorded book value)                       198

                                                                    -------

            Purchase price in excess of estimated fair value
              of tangible assets acquired                           $11,997

                                                                    =======


            Estimated fair value of purchased in-process
              research and development and goodwill:

                  In-process research and development                 6,530

                  Goodwill                                            5,467(1)

                                                                    -------

                                                                    $11,997

                                                                    =======


(1) The Company has allocated none of the purchase price to the deferred tax assets related to loss carryforwards of approximately $3.9 million generated by Kestra in the UK, due to uncertainty about their realization. Accordingly, the aforementioned deferred tax asset is fully offset by a valuation allowance. If in the future, realization becomes more likely, any reduction in the valuation allowance would result in a corresponding reduction in goodwill.


Valuation of the purchased in-process research and development was conducted by an independent third party appraisal company. Goodwill resulting from the acquisition is being amortized over its estimated useful life of seven years.

The purchased in-process research and development consists of Kestra's projects to develop pre-oven and post-reflow in-line inspection systems for printed circuit board assemblies utilizing a statistical technique called principle component analysis (PCA). PCA is based on statistical appearance modeling that can learn for itself how to recognize any object. The pre-oven system involves checking for placement of components on circuit boards. The post-reflow system involves inspection of the solder joints, after the solder paste applied to the leads of components placed on circuit boards has been melted by the oven.

At the time of the acquisition, Kestra had under development technology using PCA for the application of Automated Optical Inspection (AOI) in electronic circuit board production. Kestra is attempting to develop complex application software that will allow PCA to be applied to a pre-oven AOI system and a post-reflow AOI system that will inspect circuit boards in-line at different points in the production process. The Company is uncertain whether the technology being developed for either system will ultimately meet the technical specifications required for circuit board production or be commercially acceptable. The development of the pre-oven and post-reflow AOI systems requires many design and engineering innovations as discussed below:

Pre-Oven System - Inspection at this stage of the circuit board production process involves inspecting the placement of electronic components placed on circuit boards with solder paste, which has not been melted to form solder joints. In order to accomplish this, the system must make measurements at very high speeds that are repeatable and accurate to the micron level, by processing digitized images and identifying variations. These images are captured using commercially available cameras and attempting to apply complex PCA techniques using highly-complex algorithms that must be developed through extended off-line field testing and then imbedded in system application software.

Post-Reflow System - Inspection at this stage of the circuit board production process, when the solder paste has been melted by the oven and turned into a solder joint, requires inspection of the solder joint itself. Inspection of such solder joints involves methods and considerations very different from those involved in the placement inspection to be performed by the pre-oven machine. Specifically, the significant variations in solder joint size, color, shape and reflection levels, among other variables, make this a very different technological development effort from that applicable to the pre-oven system. Accordingly, development of this system will require development of a different application of PCA techniques with completely different highly-complex algorithms that must still be developed through extended off-line field testing. Development of the post-reflow system will also require development of improved optics to capture the images required for this very different inspection system.

It is not certain that development efforts on either system will allow for technical and user specifications to be met, particularly when tested at production line speeds and the very high volumes associated with electronic assembly. Failure to achieve these specifications will cause the pre-oven and post-reflow projects to fail.

Based upon an independent third-party appraisal, management estimates that $3.3 million and $3.2 million of the purchase price represents the fair value of purchased in-process research and development related to the pre-oven and post-reflow systems, respectively, that has not yet reached technological feasibility and has no alternative future uses. These amounts were expensed as a non-tax-deductible charge upon consummation of the acquisition.

The independent third-party appraiser utilized the income valuation approach to determine the estimated fair value of the purchased in-process research and development. These estimates are based on the following assumptions:

* The estimated revenues are based upon projected average annual revenue growth rates for the pre-oven and for the post-reflow systems once each technology individually reaches a point of market release. These projections assume that the Kestra systems under development reach approximately 20% of the forecasted AOI market by 2003 and grow at estimated market growth rates (approximately 20%) in 2004. Estimated total revenues expected from the pre-oven and post-reflow systems for the products to be developed from using the purchased in-process research and development, peak in the year 2004 and decline rapidly starting in 2005 through 2009 as the next generation of these systems are expected to enter the market. These projections are based on estimates made by the Company's management of market size and growth (which are supported by independent market data), expected trends in technology and the nature and projected timing of the introduction of the next generation of systems.

* The estimated costs of sales as a percentage of revenues are based on the estimated costs that management believes could be achieved by Kestra without considering any synergies due to the acquisition by the Company.

* The estimated selling general and administrative expenses are based on the estimated expense levels of Kestra through year 2001, and are based on the Company's historical percentage and industry comparisons for the years from 2002 through 2009, without considering any synergies due to the acquisition by the Company.

* The discount rate utilized in the alternative income valuation approach is based on the weighted average cost of capital (WACC). The WACC calculation produces the average required rate of return of an investment in an operating enterprise. The WACC estimated for the Company, as a corporate business enterprise, is 23.2%. The discount rate used in the income valuation approach was 35%. This discount rate is higher than the WACC due to the inherent uncertainties in the estimates described above including the uncertainty surrounding the successful development of the purchased in-process research and development, the useful life of such completed research and development, the profitability levels of such completed research and development and the uncertainty of technological advances that are unknown at this time.

The Company estimated that the purchased in-process research projects related to the pre-oven and post-reflow systems were 79% and 71% complete, respectively, based upon research and development costs incurred to date compared to total estimated development costs for each project. As of the date of acquisition, the estimated cost to complete the pre-oven project to a point of technological feasibility was $487,000, expected to be incurred in the second and third quarters of 1999. As of the date of the acquisition, the estimated cost to complete the post-reflow system to a point of technological feasibility was $540,000, expected to be incurred primarily in the fourth quarter of 1999 and the first and second quarters of 2000. These estimates are subject to change, given uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

As of the date of acquisition, the Company estimated that the initial pre-oven product developed from the purchased in-process research and development may be introduced during the second half of 1999. As of the date of acquisition, the Company anticipated that the initial post-reflow product developed from the purchased in-process research and development may be introduced during second quarter of 2000. The Company expects that all the purchased in-process research and development will reach technological feasibility. However, even if technological feasibility is achieved (of which there can be no assurance) there can be no assurance that the commercial viability of the purchased in-process research and development projects will achieve management expectations.

As of the date of acquisition, the nature of the development efforts related to the pre-oven system included initial proof of concept through early prototype testing, field testing in an off-line environment, continuous development of the underlying complex PCA application software, initial development work on the user interface and preliminary development work on the required Windows NT platform conversion. For the post-reflow system, development efforts include limited off-line field testing, preliminary revisions to the PCA application software that is anticipated to be required for the post-reflow application and preliminary evaluation of requirements for improved optics and the user interface. The nature of the efforts required to complete development of the purchased in-process research and development projects into commercially viable products principally relates to the following:

Pre-Oven System -completion of testing of the system in-line at production speeds, and the resulting development effort on the PCA application code required to meet technical specifications. In addition, development work is required to determine how to meet current and anticipated processing speed requirements, develop a user interface that meets industry requirements and complete a Windows NT platform conversion.

Post-Reflow System - Complete study of the appearance of solder joints through field testing of prototype machines to determine the number of examples required by the system and complete development of PCA application software that will potentially meet technical specifications for solder joint inspection. Evaluate hardware configuration (optics and platform) to determine the requirements of solder joint inspection and complete development work to meet specifications. Also, development work on the user interface and Windows NT platform conversion are required.

The Company is continuing development of the acquired in-process pre-oven and post-reflow technologies and currently believes that its development efforts are on schedule to meet the product release schedule referred to above without any significant changes in its research and development costs. However, these expectations are subject to change, given uncertainties of the development process and potential changes in market expectations.


HAMA SENSORS

On May 5, 1999, the Company acquired substantially all of the operating assets and assumed certain liabilities of HAMA Laboratories, Inc. ("HAMA") through HAMA Sensors, Inc., a newly formed, wholly-owned subsidiary of the Company ("HSI"). Total consideration paid by the Company was $6,996,000 of cash. In addition, the Company agreed to pay HAMA up to $4.1 million of additional consideration based on meeting certain operating results thresholds over the next 3 years. The Company also paid direct acquisition costs of approximately $170,000.

The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of HSI have been included in the financial statements of the Company since the acquisition date. The purchase price was allocated to the acquired assets and assumed liabilities as follows (in thousands):


            Cash                                                   $ 6,996

            Direct acquisition costs                                   168

            HAMA liabilities assumed                                   337

                                                                   -------

                        Total Purchase Price                         7,197


            Estimated fair value of tangible assets acquired
               (approximates recorded book value)                      479

                                                                   -------

            Purchase price in excess of estimated fair value
              of tangible assets acquired                          $ 6,718

                                                                   =======

            Estimated fair value of purchased in-process
              research and development and intangible assets:

                  Current technology                                 4,065

                  In-process research and development
                    (net of deffered tax assets)                       511

                  Deferred tax assets                                  260

                  Trademarks                                            82

                  Goodwill                                           1,800

                                                                   -------

                                                                   $ 6,718

                                                                   =======


Valuation of the purchased in-process research and development, current technology and trademarks was conducted by an independent third-party appraisal company. Current technology, trademarks and goodwill resulting from the acquisition are being amortized over their estimated useful lives of seven years.

At the time of the acquisition, the purchased in-process research and development consists of HAMA's current projects to develop laser-based proximity sensors for robotic semiconductor wafer handling which can potentially be used in a vacuum environment and laser micrometers that will potentially determine the orientation and alignment of semiconductor wafers during the production process. The technology under development for use in these laser-based sensors utilizes a complex combination of optical components, firmware and electronics, along with customized microprocessors and mechanical designs. Specific in-process projects as of the date of acquisition include development of Laser-Based Vacuum Proximity Sensors, Six-Inch Laser Micrometers, Mini Through Beam Micrometers and Customizable Kit Micrometers. The Company is uncertain whether the technology being developed for either the proximity sensors or the laser micrometers will ultimately meet the technical specifications required for semiconductor wafer handling or be commercially acceptable.

Based upon an independent third-party appraisal, management estimates that $771,100 of the purchase price represents the fair value of purchased in-process research and development related to proximity sensors and laser micrometers that have not yet reached technological feasibility and have no alternative future uses. The estimated fair value of each acquired in-process research and development technology was appraised as follows:

Vacuum Proximity Sensors: $82,000         Six-Inch Laser Micrometers: $210,000

Mini Through Beam Micrometers: $55,000    Customizable Kit Micrometers: $424,100

These amounts were expensed upon consummation of the acquisition.

The independent third-party appraiser utilized the alternative income valuation approach to determine the estimated fair value of the purchased in-process research and development. These estimates are based on the following assumptions:

* The estimated revenues are based upon projected average annual revenue growth rates for the proximity sensors and the laser micrometers once each technology individually reaches a point of market release. These projections assume that the HAMA sensors under development achieve a market share of less than 5% of the factory automation sensor market. Estimated total revenues projected for sales of proximity sensors and laser micrometers to be developed using the purchased in-process research and development, peak in the year 2002 and decline rapidly starting in 2003 through 2005 as the next generation of these systems are expected to enter the market. These projections are based on estimates made by the Company's management of the estimated sales potential for individual customers, estimated market growth rates (supported by independent market data), expected trends in technology and the nature and projected timing of the introduction of the next generation of systems.

* The estimated costs of sales as a percentage of revenues are based on the estimated costs that management believes could be achieved by HAMA without considering any synergies due to the acquisition by the Company.

* The estimated selling general and administrative expenses are based on the estimated expense levels of HAMA through year 2001, and are based primarily on expense levels of similar companies and other industry comparisons for the years 2002 through 2005, without considering any synergies due to the acquisition by the Company.

*    The discount rate used in the income valuation approach was 35%.

The Company estimated that the purchased in-process research projects related to the vacuum proximity sensors, the six-inch laser micrometers, the through beam micrometers, and the customizable kit micrometers were 25%, 70%, 20% and 70% complete, respectively, as of the acquisition date. These estimates were based upon research and development costs incurred to date compared to total estimated development costs for each project. As of the date of acquisition, the estimated cost to complete the vacuum proximity sensors project to a point of technological feasibility was approximately $150,000, expected to be incurred in the remainder of 1999. As of the date of the acquisition, the estimated cost to complete the new six-inch laser micrometers, mini through beam micrometers and the customizable kit micrometers to a point of technological feasibility was approximately $122,000, $240,000 and $43,000, respectively, expected to be incurred primarily in the twelve month period following the acquisition. These estimates are subject to change, given uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

As of the date of acquisition, the Company estimated that the initial vacuum proximity sensor product to be developed from the purchased in-process research and development may be introduced during the third quarter of 1999. As of the date of acquisition, the Company anticipated that the initial six-inch laser micrometer product to be developed from the purchased in-process research and development may be introduced during fourth quarter of 1999. The anticipated introduction date for the customizable kit micrometers is the fourth quarter of 1999 and the through beam micrometer is targeted for introduction in mid-2000. The Company expects that all the purchased in-process research and development will reach technological feasibility. However, even if technological feasibility is achieved (of which there can be no assurance) there can be no assurance that the commercial viability of the purchased in-process research and development projects will achieve management's expectations.

As of the date of acquisition, the nature of the development efforts related to the purchased in-process research and development projects, as well as the efforts required to complete development of those projects into commercially viable products are discussed below:

Laser -Based Vacuum Proximity Sensors - Early stage development efforts have focused on preliminary mechanical and electrical designs, and the completion of early stage prototypes. Environmental and functional testing have just begun on the early prototypes. Development to be completed includes obtaining feedback from the prototype testing and determining the level of additional design work required to complete final mechanical, electrical and optical designs. Once these processes are completed management believes that, beta prototypes will be developed and final testing will be performed on the beta units.

Six-Inch Laser Micrometers - Development has focused on completion of the preliminary mechanical, electrical, CCD (charge coupled device) receiver and optics designs. Development prototypes have been completed and initial tests have been performed. Based on the feedback received from the prototype testing, additional development efforts will be focused on design changes required for the six-inch micrometer to meet additional technical specifications. If it is determined that additional development efforts will potentially allow for development of a product that will meet its specifications, additional prototypes will be developed. Further functional testing will be performed and management believes that beta units will then be developed.

Mini Through Beam Micrometers - This product is in the early stages of development, and efforts have focused preliminary on mechanical, electrical and optical designs. Once preliminary design efforts are completed, prototypes will be developed and tested. Future development efforts will depend on the results of these prototype test results. However, management would anticipate future development and testing of beta units following this prototype testing.

Customizable Kit Micrometers - Development has focused on completion of the preliminary mechanical, electrical, CCD receiver and optics designs. Prototypes have been completed and initial field testing is underway. Initial test results indicate that the prototypes are performing up to specification in one application. However, testing in multiple unique applications will be necessary before the preliminary testing on adaptability of the modular components will be completed. Other opportunities for testing prototypes in other applications are being sought. It is anticipated that design changes and modifications to the firmware will be needed as test results are accumulated and analyzed. If it is determined that additional development efforts will potentially allow for development of a product that will meet technical specifications, additional prototypes will be developed. Further functional testing will be performed and management then believes that beta units will be developed and tested.

The Company is continuing development of the acquired in-process technologies described above. However, the Company has encountered certain unanticipated development issues related to manufacturability of the six-inch micrometer technology which, combined with existing resource constraints, have caused management to focus primarily on completing development of the vacuum sensor technology. Management currently believes that its development efforts for the vacuum sensor technology are on schedule to meet the product release schedule referred to above without any significant changes in its research and development costs. Management believes, for the reasons described above, that its research and development efforts related to the micrometer technology are behind the development schedule originally established in estimating the micrometer product release schedule referred to above. Management is assessing whether these unexpected issues will significantly impact the cost to develop the micrometer technology or the estimated timing of product releases. However, all of management's beliefs and expectations are subject to change, given uncertainties of the development process and potential changes in market expectations.

FIRST ARTICLE INSPECTION

During February of 1999, the Company acquired certain technology and other assets from Electronic Packaging Company (EPC). The acquired technology and other assets relate to a system that will inspect loaded circuit boards (circuit boards with components placed thereon) to determine proper orientation of the component and that the correct component is placed. The system is designed to be used off-line and for purposes of first article inspection. These assets were acquired for $404,000 of cash and were accounted for using the purchase method, whereby the purchase consideration was allocated to assets based on their estimated fair values and will be amortized over their estimated remaining useful life.

PRO-FORMA INFORMATION:

The following table presents unaudited pro forma consolidated results of operations as if the acquisitions of Kestra and HAMA had occurred as of the beginning of each period. The unaudited pro forma consolidated results of operations have been adjusted to eliminate the effect of the non-recurring charges to operations of $7,040,000 (net of tax) for the estimated fair value allocated to the acquired in-process research and development technology. The pro forma information includes adjustments for additional amortization of identifiable intangibles and goodwill, the reduction of historical HAMA compensation expense for executives to reflect contractual changes to the Company's compensation structure, the reduction of interest income due to the cash used for the acquisition and the related tax impacts of these adjustments. The unaudited pro forma consolidated results of operations are presented for illustrative purposes only and are not necessarily indicative of the combined financial results that actually would have resulted had the acquisitions, in fact, occurred on that date (in thousands):

                                                   Pro Forma

                                               Six Months Ended

                                                    June 30,
                                          ----------------------------
                                             1999               1998
                                             ----               ----

Revenue                                     $17,311            $21,676

Net income (loss)                           $  (548)           $ 1,057

Net income (loss) per share - Basic         $ (0.11)           $  0.20

Net income (loss) per share - Diluted       $ (0.11)           $  0.19


3.   INVENTORIES (IN THOUSANDS):

                                            June 30,          Dec. 31,

                                             1999               1998
                                          (unaudited)
                                          ----------------------------
            Raw materials                   $ 3,647            $ 4,427

            Work in process                     680              1,045

            Finished goods                      657                573
                                          ----------------------------
                   Total inventories      $ 4,984            $ 6,045
                                          ============================

4.   NET INCOME PER SHARE:

Basic net income per share has been computed using the weighted average number of shares outstanding. The diluted net income per share includes the effect of common stock equivalents for each period. The number of shares utilized in the denominator of the diluted net income per share computation as compared to the basic net income per share computation has been increased by 237,000 and 183,000 equivalent shares for the six and three month periods ended June 30, 1998, respectively. The shares used in the basic and diluted net income per share computation for the six and three month periods ended June 30, 1999 are the same as additional shares in the denominator would be antidilutive due to the Company's net loss. Options to purchase 104,000 and 214,000 shares of common stock at a weighted average price of $22.77 and $21.12 were outstanding but not included in the computation of diluted net income per share for the six and three month period ended June 30, 1998 as the exercise price was greater than the average market price of the common shares.

5.   COMPREHENSIVE (LOSS) INCOME:

Statement of Financial Accounting Standards No. 130 requires that unrealized gains and losses on the Company's available-for-sale marketable securities and certain foreign currency translation adjustments be included as a component of other comprehensive income.

During the six months ended June 30, 1999 and 1998, total comprehensive (loss) income amounted to ($6,907,000) and $2,635,000, respectively. During the three month periods ended June 30, 1999 and 1998, total comprehensive (loss) income amounted to ($7,332,000) and $1,052,000, respectively. Accumulated other comprehensive (loss) income at June 30, 1999 and December 31, 1998 was ($35,000) and $173,000, respectively.


6.   BUSINESS SEGMENTS (IN THOUSANDS):

The Company's businesses are organized, managed, and internally reported as four segments. Management of these segments, with the exception of the Research and Development segment, are responsible for different product lines and services and are responsible for managing, on a worldwide basis, revenues as well as sales and marketing costs. Management does not represent that these segments, if operated independently, would report the operating income and other financial information shown below. The table below presents information about revenues and income from operations for reportable segments for the six and three month periods ended June 30, 1999 and 1998, and identifiable assets as of June 30, 1999 and December 31, 1998.

                                         OEM           SMT      Industrial    Research and     Corporate          Total
                                        Sensors      Systems    Measurement   Development   Administration(1)    Company
--------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30,

Revenues                      1999     $ 11,107     $  3,794     $  1,615                                        $ 16,516

                              1998       16,264        3,130          954                                          20,348

Income (loss) from
Operations                    1999     $  5,648     $    872     $    288      $ (4,221)        $ (9,948)        $ (7,361)

                              1998        8,806          694         (263)       (3,788)          (2,789)           2,660


Three Months Ended June 30,

Revenues                      1999     $  5,529     $  2,265     $  1,017                                        $  8,811

                              1998        7,464        1,601          653                                           9,718

Income (loss) from
Operations                    1999     $  2,838     $    610     $    252      $ (2,469)        $ (8,844)        $ (7,613)

                              1998        3,854          415          (11)       (1,943)          (1,360)             955

Identifiable
Assets(2)                     1999     $  5,994     $  2,960     $  2,702                       $ 38,002         $ 49,658

                              1998        7,617        2,644        2,146                         42,770           55,177


(1) Loss from operations consists of unallocated corporate administrative expenses. The 1999 amount includes a $7.3 million charge for purchased in-process research and development.

(2) Segment assets include accounts receivable and inventories. Assets included in Corporate Administration primarily include cash and marketable securities, equipment and leasehold improvements, capitalized patent costs, intangible assets, deferred income taxes, accrued interest and certain prepaid expenses.

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

On April 6, 1999 the Company acquired Kestra Limited, a development-stage company engaged in research and development related to automated optical inspection technologies. On May 5, 1999, the Company acquired certain assets from HAMA Laboratories, Inc., a developer and manufacturer of industrial measurement products. The results of operations of the Company include the operations relating to these acquired businesses since the respective acquisition dates (see Note 2 to the Company's interim consolidated financial statements).

The following is management's discussion and analysis of certain significant factors which have affected the Company's results and financial position during the periods included in the accompanying financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and associated notes.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The following Management's Discussion and Analysis contains "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs relating to future events, including statements regarding trends in the industries in which the Company functions, levels of orders, research and development expenses, taxation levels, the sufficiency of cash to meet operating and capital expenses and the ability to continue to price foreign transactions in U.S. currency. These and other forward looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

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

     -- The ability of the Company to effectively integrate the operations of Kestra and HAMA so as to introduce new products on schedule and effectively market and sell new and existing products.

     -- The speed of changes in technology in the microelectronics manufacturing industry from which most of the Company's sales are derived;

     -- Competition for the functions that the Company's products perform by larger "vision" companies and by other optical sensor companies;

     -- The ability of the Company to successfully develop in-process technology acquired from Kestra and HAMA into viable products.

                              RESULTS OF OPERATIONS



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


REVENUES

Revenues decreased 19% to $16.5 million during the six month period ended June 30, 1999 compared to $20.3 million for the same period in 1998. For the second quarter of 1999, revenues decreased 9% to $8.8 million from $9.7 million in the second quarter of 1998. Revenues for the six and three month periods ended June 30, 1999 include $404,000 of revenues of HAMA since the Company's acquisition on May 5, 1999. Kestra, which was also acquired during the second quarter, is in the development stage with no revenues. Excluding the effect of the acquisitions, revenues decreased 21% and 13% during the six and three month periods ended June 30, 1999 compared to the same period in 1998. Decreased revenues are primarily the result of reduced demand for surface mount technology
(SMT) process control sensors, primarily LaserAlign and Laser Lead Locator, from original equipment manufacturer (OEM) customers. Revenues are heavily dependant on the level of capital spending in the global SMT assembly market, as the Company generates approximately 90% of its revenues from the sales and service of sensors and system products used primarily in SMT production. The second quarter of 1998 marked the beginning of a slowing in demand for SMT capital equipment, following a year of strengthening in 1997. During the remainder of 1998 and the first half of 1999, revenue levels were impacted by a slowdown in worldwide demand for SMT production equipment, which currently appears to be in the early stages of recovery.

The following table sets forth revenues by business segment for the three and six month periods ended June 30:


                              Six months ended         Three months ended
                                 June 30,                   June 30,
                             1999         1998         1999         1998
                             ----         ----         ----         ----

OEM Sensors                $ 11,107     $ 16,264     $  5,529     $  7,464
SMT Systems                   3,794        3,130        2,265        1,601
Industrial Measurement        1,615          954        1,017          653
                           --------     --------     --------     --------
    Total                  $ 16,516     $ 20,348     $  8,811     $  9,718

Revenues from the OEM sensor segment decreased 32% to $11.1 million during the six months ended June 30, 1999 compared to $16.3 million for the comparable period in 1998, and decreased 26% to $5.5 million in the second quarter of 1999 compared to the same period in 1998. The decrease is primarily due to a slowdown in worldwide demand for SMT production equipment. In addition, revenues from the Company's largest customer in 1998 have decreased in 1999 due to weakness in the Asian economy and a product transition at this Asian manufacturer. The Company's two largest OEM customers, Juki Corporation (Juki) and Philips Electronics, N.V. (Philips), accounted for approximately 10% and 37% of total revenues for the six months ended June 30, 1999, and 34% and 22% of revenues for the comparable period in 1998. These customers accounted for approximately 11% and 38% of revenues for the second quarter of 1999 compared to 35% and 27% in the second quarter of 1998. The five principal OEM customers (including Juki and Philips ) in the aggregate accounted for 61% and 69% of revenues for the six month periods ended June 30, 1999 and 1998, and 57% and 70% of revenues for the second quarter of 1999 and 1998.

SMT system segment revenues increased 21% to $3.8 million during the six month period ended June 30, 1999 from the comparable period in 1998, and increased 41% to $2.3 million for the second quarter of 1999 compared to the same period in 1998. SMT systems revenues reflect sales of enhanced versions of the Company's CyberSentry and LSM products. During the first quarter of 1999, the Company introduced its new automated LSM product, the AutoLSM, which was made available for shipment in the second quarter of 1999. Increased SMT system revenue levels are primarily the result of strong demand for the CyberSentry product from electronic contract manufacturers.

Industrial measurement segment revenues increased 69% to $1.6 million during the six month period ended June 30, 1999 from the comparable period in 1998, and increased 56% to $1.0 million for the second quarter of 1999 compared to the same period in 1998. Industrial measurement segment revenues include revenues of HSI from May 5, 1999 (the date of acquisition). Excluding the effect of the HSI revenues, the dollar level of revenues from the industrial measurement segement have remained relatively flat over the six and three month periods ended June 30, 1999 and 1998. There have been new system and sensor products introduced over the last several quarters, including a new thickness measurement product for the semiconductor wafer fabrication market introduced during the second quarter of 1999. Future revenue growth in industrial measurement will be dependent on market acceptance of these and other new product offerings, the ability of HSI to continue to grow revenues from its existing products at historical rates and the Company's ability to complete development and bring to market products derived from in-process research and development acquired from HAMA.

International revenues comprised 77% and 82% of total revenues during the six months ended June 30 1999 and 1998, and 77% and 85% of revenues for the second quarter of 1999 and 1998. Sales of the Company's products, primarily OEM sensors, in Western Europe, Japan and the rest of the Far East have continued to represent the majority of the Company's revenues. These international markets account for a significant portion of the production capability of capital equipment for the manufacture of electronics, the primary market for the LaserAlign, Laser Lead Locator, CyberSentry and LSM2 products. Revenues generated from products used primarily for SMT production (revenues from OEM sensors and SMT systems) were approximately 90% and 95% of revenues for the six month periods ended June 30, 1999 and 1998, and approximately 88% and 93% for the second quarter of 1999 and 1998.

GROSS MARGIN

Gross margin decreased as a percent of total revenues to 55% during the six month period ended June 30, 1999 compared to 57% during the comparable period in 1998. For the second quarter of 1999, gross margin was 56% of total revenues compared to 55% during the comparable period in 1998. Excluding the gross profit generated by HSI, gross margin would have been 54% for the six months ended June 30, 1999 and 55% for the second quarter of 1999. The decrease in gross margin during the six month period is primarily the result of decreased revenue volume over which to spread the fixed component of cost of revenues as well as increased warranty costs, partially offset by a shift in the revenue mix towards higher margin sensor products. During the second quarter of 1999, gross margin increased slightly even though the Company had lower revenues primarily as the result of a shift in revenue mix towards higher margin sensor products and revenues from higher margin HSI products.


RESEARCH AND DEVELOPMENT

Research and development expenses increased 11% to $4.2 million during the six month period ended June 30, 1999 compared to the same period in 1998. For the second quarter of 1999, research and development expenses increased 27% to $2.5 million from the comparable period in 1998. As a percentage of revenue, research and development expenses have increased to 26% during the six months ended June 30, 1999 from 19% during the comparable period in 1998, and for the second quarter increased to 28% of revenues in 1999 from 20% in the comparable period of 1998. Research and development expenses on legacy products during the six months ended June30, 1999 were primarily focused on development of new solder paste inspection product offerings, including the AutoLSM released in the second quarter of 1999, completion of the first article inspection product, development of the next generation of the LaserAlign family and development of the semiconductor wafer thickness measurement system. In addition, the Company's research and development expenses related to continued development of in-process projects acquired from Kestra and HAMA were approximately $365,000 during the second quarter of 1999 (see note 2 to the Company's interim consolidated financial statements). The Company anticipates that research and development expense levels for the remainder of 1999 to be relatively constant with the second quarter of 1999, as it continues development of in-process projects acquired and works to complete development on a number of important new products.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 10% to $4.6 million during the six month period ended June 30, 1999 compared to $5.1 million during the comparable period in 1998. For the second quarter of 1999, selling general and administrative expenses decreased 1% to $2.4 million compared to the same period in 1998. As a percentage of revenue, selling, general and administrative expenses have increased to 28% during the six month period ended June 30, 1999 from 25% during the comparable period in 1998, and for the second quarter increased to 27% in 1999 from 25% in 1998. Selling general and administrative expenses of Kestra and HSI were approximately $205,000 for the six and three month periods ended June 30, 1999. The dollar decrease in selling, general and administrative expenses is primarily due to reduced legal expense related to the Yamaha litigation which was settled during the first quarter of 1998. To a lesser extent, reduced selling, general and administrative costs are the results of a cost containment program initiated by the Company in response to lower revenue volumes.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

During the second quarter of 1999, in conjunction with the acquisitions of Kestra and HAMA, the Company recorded a $7.3 million charge to operations for the estimated fair value allocated to acquired, in-process research and development (see note 2 to the Company's interim consolidated financial statements). Of this charge, $6.5 million is related to Kestra and is not deductible for income tax purposes, with the remaining $771,000 related to the acquisition of certain net assets of HAMA which is deductible in future income tax reporting periods.


AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

Amortization of acquired intangible assets was approximately $359,000 and $353,000 for the six month and three month periods ended June 30, 1999. The amortization is attributable to identifiable intangible assets and goodwill resulting from the Company's acquisition EPC during the first quarter of 1999 and the Company's acquisitions of Kestra and HAMA during the second quarter of 1999. Amortization of these intangible assets is expected to increase to approximately $425,000 per quarter in the third and fourth quarters of 1999 and thereafter as a full quarter of the acquisition-related amortization is reflected.


PROVISION FOR INCOME TAXES AND EFFECTIVE INCOME TAX RATE

The Company recorded a tax provision of $178,000 for the six months ended June 30, 1999 and a tax benefit of $54,000 for the second quarter of 1999 on losses before income taxes of $6.5 million and $7.3 million, respectively. For the six and three months ended June 30, 1998, the effective tax rate was approximately 32%. The tax rate during 1999 has been adjusted to reflect both the non-deductible acquired in-process research and development charge resulting from the Kestra acquisition and the valuation allowances established to eliminate the possible future tax benefit of net operating losses generated by Kestra (due to uncertainty of realization). During 1998, benefits from the Company's foreign sales corporation and the research and experimentation tax credit were primarily responsible for reducing the effective tax rate below the statutory federal rate.


ORDER RATE AND BACKLOG

The Company's order rate totaled $15.9 million during the six month period ended June 30, 1999 compared to $16.6 million during the same period in 1998. For the second quarter of 1999, the order rate totaled $9.2 million compared to $7.8 million in 1998. Backlog totaled $5.1 million and $4.9 million at June 30, 1999 and 1998, respectively. The scheduled shipment of the June 30, 1999 backlog is as follows (in thousands):


            3rd Quarter 1999                     $4,403
            4th Quarter 1999 and after              679
                                                 ------

               Total backlog                     $5,082

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and marketable securities decreased $16.4 million to $22.1 million as of June 30, 1999 from $38.5 million as of December 31, 1998, primarily due to $19.5 million of cash used to acquire businesses and technology and $501,000 of cash used to purchase fixed assets and other intangibles. Decreases in cash were partially offset by $3.5 million of cash provided by operations.

The Company generated $3.5 million of cash from operations during the first six months of 1999, primarily due to a net loss of $6.7 million, offset by $7.0 million of non-cash charges for acquired in-process research and development (net of tax), $1.1 million of non-cash expenses for depreciation and amortization and the provision for inventory obsolescence and a decrease of $1.0 million in inventory. The decrease in inventory is primarily due to reduced revenues and related reduced production volume requirements during the first six months of 1999 compared to the same period in 1998, and new inventory control programs initiated by the Company. During 1998, the Company generated $2.0 million of cash from operations, primarily due to net income of $2.6 million, including $757,000 of non-cash expenses, offset by a $1.5 million increase in inventory.

The Company used $3.5 million of cash in investing activities during the six month period ended June 30, 1999 compared to providing $3.5 million during the same period in 1998. The primary reason for the use of cash is $17.1 million used to purchase businesses and technology. This use was offset by the change in cash from investing activities due to changes in the level of investment in marketable securities resulting from the purchases and sales of those securities, which provided $14.1 million of cash in 1999 and $4.4 million in 1998. The Company used approximately $477,000 and $798,000 of cash for the purchase of fixed assets during the six months ended June 30, 1999 and 1998, respectively.

The Company used $2.1 million of cash from financing activities during the six months ended June 30, 1999 and used $2.0 million in the same period during 1998. During 1999, cash used primarily represents the repayment of $2.4 million of debt of Kestra following the acquisition, offset by cash generated from stock option exercises. In 1998, cash generated from stock option exercises was offset by $2.5 million of cash used to repurchase common stock of the Company.

As of June 30, 1999, the Company has no material capital commitments except for the funding of working capital requirements of Kestra during its product development and early product introduction period. The Company believes working capital and anticipated funds from operations will be adequate for anticipated operating needs.

OTHER FACTORS

Changes in revenues have resulted primarily from changes in the level of unit shipments and new product introductions. The Company believes that inflation has not had any significant effect on operations. Substantially all of the Company's international export sales are negotiated, invoiced and paid in U.S. dollars. Accordingly, although currency fluctuations do not effect the Company's revenue and income per unit, they can influence the price competitiveness of the Company's products relative to other technologies and the willingness of existing and potential customers to purchase units. In addition, although many of the OEM sensor products the Company manufactures for foreign consumption are incorporated into products of our OEM customers that are re-exported worldwide, the Company's operations have been effected by general economic conditions associated with currency devaluations in Asia.


YEAR 2000 STATUS

The Securities and Exchange Commission and other regulatory bodies have identified the potential failure of many computer systems to properly recognize and process date specific information on and after January 1, 2000 as a significant risk to companies. The Company has established a comprehensive plan to address this issue, most of which has been implemented. The components of the plan include: an assessment of internal systems vulnerability; a close examination of all production equipment that contains microprocessors; a survey of suppliers to determine their ability to maintain an uninterrupted supply of goods and services; and an evaluation of the year 2000 issue on Company products.

All internal automated systems have been identified and their Year 2000 risk assessed. Such systems include the hardware and software in the company-wide network as well as personal computers located on desks or in labs. All central hardware compliance has been confirmed. Needed software "patches" have been obtained and are scheduled for implementation by September 15, 1999. All desk mounted computer hardware has been made compliant as needed. Software patches for common applications have been distributed and are being installed. Production equipment surveys found 83 separate machines or fixtures with computing capability. Year 2000 vulnerability was limited and corrected manually where needed. Software on equipment was individually tested. Where the tests discovered problems, the need for correction was assessed and necessary changes made.

The Company is highly dependent on suppliers to continue operations. The most critical 38 material suppliers were individually surveyed and the risk potential of each determined. Nine were identified for follow-up. Certification of compliance has been received from eight. The ninth recently installed a new manufacturing system. Status will be monitored over the next two months. Non-material vendors (e.g. electricity, banking) have provided statements of compliance.

Several older company products are affected by Year 2000. Methods for customers to use in evaluating the Year 2000 impact were established and corrective procedures documented. All customers potentially impacted were notified in writing and referred to the Year 2000 section of the Company's web site, where questions were answered and corrective actions outlined. Over 100 of those accessing the Year 2000 section have registered to get periodic updates on Year 2000 status. All customer inquiries have been satisfied.

After an initial assessment, recent acquisitions are believed to present minimal risk due to their size, their limited dependence on automated systems, the number of products being sold and because all in-process technologies are being developed with year 2000 compliance considered.

Costs to date have been minimal and the majority of the planned effort has been completed. Despite a comprehensive review of potential risks, there is no assurance that problems will not still arise. The Company believes that manual intervention, the existence of multiple sources for key components, and use of available inventory will provide adequate time for corrective actions to be determined and implemented.

The failure to identify and remediate Year 2000 problems or, the failure of key third parties who do business with the company or government/regulatory agencies to timely remediate their Year 2000 issues could cause system failures or errors, business interruptions and in a worst case scenario, the inability to engage in normal business practices for an unknown length of time. Litigation could also ensue. The effect on the company's results of operations, financial position, or liquidity could be materially adverse.

PART II. OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS


The annual meeting of shareholders of CyberOptics Corporation was held at 3:30 p.m. on Tuesday June 22, 1999. Shareholders holding 3,912,653 shares, or approximately 78.8% of the outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

a.   Election of Directors

     The following nominees were elected to serve as members of the Board of Directors until the annual meeting of shareholders in 1999 or until such time as a successor may be elected:

                                          TABULATION OF VOTES
                                          -------------------

                                         FOR            WITHHELD
                                         ---            --------

           Steve K. Case              3,840,719           71,934

           Steven M. Quist            3,840,719           71,934

           Alex B. Cimochowski        3,840,719           71,934

           Kathleen P. Iverson        3,827,469           85,184

           Erwin A. Kelen             3,840,419           72,234

           Irene M. Qualters          3,839,389           73,264

           Michael M. Selzer          3,839,889           72,764

b.   Approval of amendment to the 1992 Employee Stock Purchase Plan

     Shareholders approved an amendment to the 1992 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance by 200,000 by a vote of 3,820,529 shares in favor, 77,341 shares against, 14,783 abstained and 0 shares not voted.

c.   Approval of amendments to Stock Option Plan for nonemployee directors

     Shareholders approved amendments to the Cyberoptics Corporation Stock Option Plan for Nonemployee Directors to provide for the automatic grant to each director who is not also an employee of the Company of an option to purchase 3,000 shares of common stock at each annual meeting of shareholders at which such director is elected or reelected beginning for new directors with the Annual Meeting to which the June 22, 1999 Proxy Statement relates and beginning for current directors with the annual meeting in the year in which prior options granted under the plan are fully vested, by a vote of 3,742,947 shares in favor, 144,898 shares against, 21,808 abstained and 0 shares not voted.

ITEM 6 - EXHIBITS AND REPORTS ON 8-K

a.   Exhibits

          Exhibit 27--Financial Data Schedule (For EDGAR filing only)


b.   Reports on Form 8-K

          The following reports on Form 8-K were filed during the quarter ended June 30, 1999, or during the period from June 30, 1999 to the date of this quarterly report on Form 10-Q.

              -Form 8-K - Kestra Acquisition (4/21/99)

              -Form 8-K - HAMA Acquisition (5/20/99)

              -Form 8-K/A - Kestra Acquisition (6/21/99)

              -Form 8-K/A - HAMA Acquisition (7/19/99)

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


Dated: August 16, 1999