Form 10-Q
period 1999-09-30
CYBEROPTICS CORP
filed 1999-11-12
CIK 768411

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Check One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

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

At November 5, 1999, 5,015,941 shares of the issuer's Common Stock, no par value, were outstanding.

PART I. FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                             CYBEROPTICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                        SEPT. 30, 1999     DEC. 31, 1998
                                                                           (Unaudited)
--------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                    $   4,881         $   4,963
Marketable securities                                                            9,714            17,142
Accounts receivable, net                                                         6,828             6,362
Inventories                                                                      5,147             6,045
Other current assets                                                             1,809             1,540
--------------------------------------------------------------------------------------------------------
                           Total current assets                                 28,379            36,052
Marketable securities                                                            8,195            16,397
Intangible assets, net                                                          11,046
Equipment and leasehold improvements, net                                        2,661             2,571
Capitalized patent costs, net                                                      135               157
--------------------------------------------------------------------------------------------------------
                           Total assets                                      $  50,416         $  55,177
========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                             $   2,027         $   1,215
Income taxes payable                                                             1,166               589
Accrued expenses                                                                 1,835             1,940
--------------------------------------------------------------------------------------------------------
                           Total current liabilities                             5,028             3,744
Commitments and contingencies
Stockholders' equity:
      Preferred stock, no par value, 5,000 shares
       authorized, none outstanding
      Common stock, no par value, 25,000 shares
       authorized, 5,012 and 4,950 shares issued
       and outstanding, respectively                                            33,364            32,735
      Retained earnings                                                         12,029            18,525
      Accumulated other comprehensive income (loss)                                 (5)              173
--------------------------------------------------------------------------------------------------------
                           Total stockholders' equity                           45,388            51,433
--------------------------------------------------------------------------------------------------------
                           Total liabilities and stockholders' equity        $  50,416         $  55,177
========================================================================================================

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                           THREE MONTHS ENDED SEPT. 30,
                                                                   1999            1998
---------------------------------------------------------------------------------------
Revenues                                                      $  10,418       $   7,737
Cost of revenues                                                  4,371           3,660
---------------------------------------------------------------------------------------
      Gross margin                                                6,047           4,077
Research and development expenses                                 2,543           1,558
Selling, general and administrative expenses                      2,727           2,447
Amortization of goodwill and other intangibles                      425
---------------------------------------------------------------------------------------
      Income from operations                                        352              72
Interest income                                                     289             532
---------------------------------------------------------------------------------------
      Income before income taxes                                    641             604
Provision for income taxes                                          440             200
---------------------------------------------------------------------------------------
      Net income                                              $     201       $     404
=======================================================================================
Net income per share - Basic                                  $    0.04       $    0.08
Net income per share - Diluted                                $    0.04       $    0.08
=======================================================================================
Weighted average shares outstanding - Basic                       5,000           5,057
Weighted average shares outstanding - Diluted                     5,136           5,125
=======================================================================================

                                                            NINE MONTHS ENDED SEPT. 30,
                                                                   1999            1998
---------------------------------------------------------------------------------------

Revenues                                                      $  26,934       $  28,085
Cost of revenues                                                 11,814          12,508
---------------------------------------------------------------------------------------
      Gross margin                                               15,120          15,577
Research and development expenses                                 6,764           5,346
Selling, general and administrative expenses                      7,282           7,499
Acquired in-process research and development                      7,301
Amortization of goodwill and other intangibles                      783
---------------------------------------------------------------------------------------
      Income (loss) from operations                              (7,010)          2,732
Interest income                                                   1,129           1,722
---------------------------------------------------------------------------------------
      Income (loss) before income taxes                          (5,881)          4,454
Provision for income taxes                                          615           1,430
---------------------------------------------------------------------------------------
      Net income (loss)                                       $  (6,496)      $   3,024
=======================================================================================
Net income (loss) per share - Basic                           $   (1.31)      $    0.57
Net income (loss) per share - Diluted                         $   (1.31)      $    0.55
=======================================================================================
Weighted average shares outstanding - Basic                       4,975           5,273
Weighted average shares outstanding - Diluted                     4,975           5,461
=======================================================================================

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                 NINE MONTHS ENDED SEPT. 30,
                                                                        1999            1998
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss)                                        $  (6,496)      $   3,024
          Adjustments to reconcile net income (loss) to
            net cash provided by operating activities:
          Acquired in-process research and
            development, net of tax benefit                            7,038
          Depreciation and amortization                                1,692             845
          Provision for losses on inventories                            145             285
          Changes in operating assets and liabilities,
                 excluding impact of acquisitions:
                 Accounts receivable                                    (123)            574
                 Inventories                                             846          (1,763)
                 Other current assets                                     64             (68)
                 Accounts payable                                        610             350
                 Income taxes payable                                    577             (72)
                 Accrued expenses                                       (190)           (204)
--------------------------------------------------------------------------------------------
                     Net cash provided
                       by operating activities                         4,163           2,971

CASH FLOWS FROM INVESTING ACTIVITIES:
          Maturities of marketable securities                         19,636          26,021
          Purchases of marketable securities                          (4,213)        (19,415)
          Purchases of businesses and technology, net of
                 cash acquired                                       (17,124)             --
          Additions to equipment and leasehold improvements             (796)           (869)
          Additions to patents                                           (42)           (113)
--------------------------------------------------------------------------------------------
                     Net cash provided (used) by
                       investing activities                           (2,539)          5,624

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from exercise of stock options                        253             409
          Proceeds from issuance of common stock
            under Employee Stock Purchase Plan                           345             355
          Repurchase of common stock                                                  (6,830)
          Repayment of long-term-debt                                 (2,364)
          Other                                                           60              63
--------------------------------------------------------------------------------------------
                 Net cash used in financing activities                (1,706)         (6,003)

Increase (decrease) in cash and cash equivalents                         (82)          2,592
Cash and cash equivalents - beginning of period                        4,963           6,160
--------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                          $   4,881       $   8,752
============================================================================================

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             CYBEROPTICS CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


1. INTERIM REPORTING:

The interim consolidated financial statements presented herein as of September 30, 1999, and for the three and nine month periods ended September 30, 1999 and 1998, are unaudited; however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and nine month periods ended September 30, 1999, do not necessarily indicate the results to be expected for the full year. The December 31, 1998, consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. PRO-FORMA INFORMATION:

The following table presents unaudited pro forma consolidated results of operations as if the acquisitions of Kestra Limited (Kestra), acquired on April 6, 1999, and certain assets and liabilities of HAMA Laboratories, Inc. (HAMA), acquired on May 5, 1999, had occurred as of the beginning of each period. The unaudited pro forma consolidated results of operations have been adjusted to eliminate the effect of the non-recurring charges to operations of $7,040,000 (net of tax) for the estimated fair value of the acquired in-process research and development technology. The pro forma information includes adjustments for additional amortization of identifiable intangibles and goodwill, the reduction of historical HAMA compensation expense for executives to reflect contractual changes to the Company's compensation structure, the reduction of interest income due to the cash used for the acquisitions and the related tax impacts of these adjustments. The unaudited pro forma consolidated results of operations are presented for illustrative purposes only and are not necessarily indicative of the combined financial results that actually would have resulted had the acquisitions, in fact, occurred on those dates (In thousands):

                                                  Pro Forma
                                              Nine Months Ended
                                                September 30,
                                                -------------
                                             1999           1998
                                             ----           ----

Revenue                                    $27,729        $29,879

Net income (loss)                          $  (345)       $   684

Net income (loss) per share - Basic        $ (0.07)       $  0.13

Net income (loss) per share - Diluted      $ (0.07)       $  0.13

3. INVENTORIES (IN THOUSANDS):

                                        September 30,    Dec. 31,
                                            1999          1998
                                         (unaudited)
                                        -------------------------
         Raw materials                     $3,518        $4,427

         Work in process                      714         1,045

         Finished goods                       915           573
                                          ----------------------
Total inventories                          $5,147        $6,045
                                          ======================

4. NET INCOME (LOSS) PER SHARE:

Basic net income per share has been computed using the weighted average number of shares outstanding. The diluted net income per share includes the effect of common stock equivalents for each period. The number of shares utilized in the denominator of the diluted net income per share computation as compared to the basic net income per share computation has been increased by 188,000 and 68,000 equivalent shares for the nine and three month periods ended September 30, 1998, and by 136,000 equivalent shares for the three month period ended September 30, 1999. The shares used in the basic and diluted net income per share computation for the nine month period ended September 30, 1999 are the same as additional shares in the denominator would be antidilutive due to the Company's net loss reported for that period. Options to purchase 212,000 and 530,000 shares of common stock at a weighted average price of $21.00 and $18.00 were outstanding but not included in the computation of diluted net income per share for the nine and three month periods ended September 30, 1998 as the exercise price was greater than the average market price of the common shares for these periods. For the three month period ended September 30, 1999, options to purchase 326,000 shares of common stock at a weighted average exercise price of $19.80 were outstanding but not included in the computation of diluted net income per share as the exercise price was greater than the average market price of the common shares for the period.

5. COMPREHENSIVE INCOME (LOSS):

Statement of Financial Accounting Standards 130 requires that unrealized gains and losses on the Company's available-for-sale marketable securities and certain foreign currency translation adjustments be included as a component of other comprehensive income (loss).

During the nine months ended September 30, 1999 and 1998, total comprehensive income (loss) amounted to ($6,674,000) and $3,249,000, respectively. During the three month periods ended September 30, 1999 and 1998, total comprehensive income amounted to $237,000 and $613,000, respectively. Accumulated other comprehensive income (loss) at September 30, 1999 and December 31, 1998 was ($5,000) and $173,000, respectively.

6. BUSINESS SEGMENTS (IN THOUSANDS):

The Company's business is organized, managed, and internally reported as four segments. Management of these segments, with the exception of the Research and Development segment, are responsible for different product lines and services and are responsible for managing, on a worldwide basis, revenues as well as sales and marketing costs. Management does not represent that these segments, if operated independently, would report the operating income and other financial information shown below. The table below presents information about revenues and income from operations for reportable segments for the nine and three month periods ended September 30, 1999 and 1998, and identifiable assets as of September 30, 1999 and December 31, 1998.

                                                          Industrial
                                 OEM           SMT        Measurement     Research and      Corporate         Total
                               Sensors       Systems   & Semiconductor    Development    Administration(1)   Company
---------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,


Revenues            1999      $ 17,672      $  6,469       $  2,793                                         $ 26,934

                    1998        20,224         6,230          1,631                                           28,085

Income (loss) from
Operations          1999      $  9,075      $  1,665       $    747        $ (6,764)        $(11,733)       $ (7,010)

                    1998        10,294         2,107           (288)         (5,346)          (4,035)          2,732


Three Months Ended September 30,


Revenues            1999      $  6,565      $  2,675       $  1,178                                         $ 10,418

                    1998         3,960         3,100            677                                            7,737

Income from
Operations          1999      $  3,427      $    793       $    464        $ (2,543)        $ (1,789)       $    352

                    1998         1,489         1,413            (25)         (1,558)          (1,247)             72


Identifiable
Assets(2)           1999      $  6,180      $  3,593       $  2,202                         $ 38,441        $ 50,416

                    1998         7,617         2,644          2,146                           42,770          55,177


(1) Loss from operations consists of unallocated corporate administrative expenses. The nine months ended September 30, 1999 includes a $7,301 million charge for purchased in-process research and development.

(2) Segment assets include accounts receivable and inventories. Assets included in Corporate Administration primarily include cash and marketable securities, equipment and leasehold improvements, capitalized patent costs, intangible assets, deferred income taxes, accrued interest receivable and certain prepaid expenses.

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

     -- The ability of the Company to successfully develop in-process technology acquired from Kesta and HAMA into viable products.

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


REVENUES

Revenues decreased 4% to $26.9 million during the nine month period ended September 30, 1999 compared to $28.1 million for the same period in 1998. For the third quarter of 1999, revenues increased 35% to $10.4 million from $7.7 million in the third quarter of 1998. Revenues for the nine and three month periods ended September 30, 1999 include $1.0 million and $644,000, respectively, of revenues from HAMA since the Company's acquisition on May 5, 1999. Kestra, which was also acquired during the second quarter, is in the development stage with no revenues. Excluding the effect of acquisitions, revenues decreased 8% during the nine month period ended September 30, 1999 and increased 26% in the third quarter of 1999 compared to the same periods in 1998. The decrease in revenues for the nine months ended September 30, 1999 relative to the comparable period in 1998 is primarily the result of reduced demand for surface mount technology (SMT) process control sensors, primarily LaserAlign and Laser Lead Locator, from original equipment manufacturer (OEM) customers during the first and second quarters of 1999. Revenues are heavily dependant on the level of capital spending in the global SMT assembly market, as the Company generates approximately 90% of its revenues from the sales and service of sensors and system products used primarily in SMT production. Increased revenues in the third quarter of 1999 are the result of strong demand for SMT sensors, as it appears that worldwide demand for SMT capital equipment, which has been depressed since early 1998, may be in the early stages of a recovery.

The table below sets forth revenues by business segment for the three and nine month periods ended September 30:

                                Nine months ended            Three months ended
                                   September 30,                September 30,
                               1999           1998           1999           1998
                               ----           ----           ----           ----

OEM Sensors                $ 17,672       $ 20,224       $  6,565       $  3,960
SMT Systems                   6,469          6,230          2,675          3,100
Industrial Measurement
    & Semiconductor           2,793          1,631          1,178            677

                             ------         ------         ------         ------
    Total                  $ 26,934       $ 28,085       $ 10,418       $  7,737

Revenues from the OEM sensor segment decreased 13% to $17.7 million during the nine months ended September 30, 1999 compared to $20.2 million for the comparable period in 1998. The decrease is primarily due to a slowdown in worldwide demand for SMT production equipment. In addition, revenues from the Company's largest customer in 1998 have decreased in 1999 due to weakness in the Asian economy and a product transition at this Asian manufacturer. During the third quarter of 1999, OEM sensor revenues increased 66% relative to the third quarter of 1998, due primarily to strengthening demand from the Company's two largest OEM customers. The Company's two largest OEM customers accounted for approximately 48% of total revenues for the nine months ended September 30, 1999, and 54% of revenues for the comparable period in 1998. These customers accounted for approximately 49% of revenues for the third quarter of 1999 compared to 45% in the third quarter of 1998.

SMT system segment revenues increased 4% to $6.5 million during the nine month period ended September 30, 1999 from the comparable period in 1998, and decreased 14% to $2.7 million for the third quarter of 1999 compared to the same period in 1998. SMT systems revenues reflect sales of enhanced versions of the Company's CyberSentry and LSM products. During the first quarter of 1999, the Company introduced its new automated LSM product, the AutoLSM, which was made available for shipment in the second quarter of 1999. Increased SMT system revenue levels during the nine month period ended September 30, 1999 are primarily the result of strong demand for the CyberSentry product from electronic manufacturing services (EMS) customers. The decrease in third quarter 1999 SMT systems revenues compared to the same period in 1998, reflects record revenue levels in 1998 not being achieved.

Industrial measurement and semiconductor segment revenues increased 71% to $2.8 million during the nine month period ended September 30, 1999 from the comparable period in 1998, and increased 74% to $1.2 million for the third quarter of 1999 compared to the same period in 1998. Industrial measurement segment revenues include revenues of HAMA Sensors, Inc. (HSI) from May 5, 1999 (the date of acquisition). Excluding the effect of the HSI revenues, the dollar level of revenues from the industrial measurement and semiconductor segment have remained relatively flat over the nine and three month periods ended September 30, 1999 and 1998. There have been new system and sensor products introduced over the last several quarters, including a new thickness measurement product for the semiconductor wafer fabrication market introduced during the second quarter of 1999. Future revenue growth in the industrial measurement and semiconductor segment will be dependent on market acceptance of these and other new product offerings, the ability of HSI to continue to grow revenues from its existing products at historical rates and the Company's ability to complete development and bring to market products derived from in-process research and development acquired from HAMA.

International revenues comprised approximately 81% of total revenues during the nine month periods ended September 30 1999 and 1998, and approximately 77% and 78% of revenues for the third quarter of 1999 and 1998, respectively. Sales of the Company's products, primarily OEM sensors, in Western Europe, Japan and the rest of the Far East have continued to represent the majority of the Company's revenues. These international markets account for a significant portion of the production capability of capital equipment for the manufacture of electronics, the primary market for the LaserAlign, Laser Lead Locator, CyberSentry and LSM2 products. Revenues generated from products used primarily for SMT production (revenues from OEM sensors and SMT systems) were approximately 90% and 94% of revenues for the nine month periods ended September 30, 1999 and 1998, and approximately 89% and 91% for the third quarter of 1999 and 1998.

GROSS MARGIN

Gross margin was unchanged as a percent of total revenues at 56% during the nine month periods ended September 30, 1999 and 1998. For the third quarter of 1999, gross margin increased to 58% of total revenues compared to 53% during the comparable period in 1998. Excluding the gross profit generated by HSI, gross margin would have been 55% for the nine months ended September 30, 1999 and 57% for the third quarter of 1999. Gross margin as a percentage of total revenues is heavily dependent on the level of revenues over which to spread the fixed component of cost of revenues. During 1999, gross margin has been impacted by increased warranty costs, offset by a shift in the revenue mix towards higher margin sensor products.


RESEARCH AND DEVELOPMENT

Research and development expenses increased 27% to $6.8 million during the nine month period ended September 30, 1999 compared to the same period in 1998. For the third quarter of 1999, research and development expenses increased 63% to $2.5 million from the comparable period in 1998. As a percentage of revenue, research and development expenses have increased to 25% during the nine months ended September 30, 1999 from 19% during the comparable period in 1998, and for the third quarter increased to 24% of revenues in 1999 from 20% in the comparable period of 1998. Research and development expenses, excluding Kestra and HAMA during the nine months ended September 30, 1999, were primarily focused on development of new solder paste inspection product offerings, including the AutoLSM released in the second quarter of 1999, development of the first article inspection product, development of the next generation of the LaserAlign family and development of the semiconductor wafer thickness measurement system. In addition, the Company's research and development expenses related to continued development of in-process projects acquired from Kestra and HAMA were approximately $893,000 and $528,000 during the nine and three month periods ended September 30, 1999. The Company anticipates that research and development expense levels for the remainder of 1999 will be relatively constant with the third quarter of 1999, as it continues development of in-process projects acquired and works to complete development on a number of important new products.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 3% to $7.3 million during the nine month period ended September 30, 1999 compared to $7.5 million during the comparable period in 1998. For the third quarter of 1999, selling, general and administrative expenses increased 11% to $2.7 million compared to the same period in 1998. As a percentage of revenue, selling, general and administrative expenses have remained constant at 27% during the nine month periods ended September 30, 1999 and 1998, and for the third quarter decreased to 26% in 1999 from 32% in 1998. Selling, general and administrative expenses of Kestra and HSI were approximately $461,000 and $256,000 for the nine and three month periods ended September 30, 1999. The dollar decrease in selling, general and administrative expenses during 1999, excluding the impact of Kestra and HAMA, is primarily due to reduced legal expenses related to the Yamaha litigation which was settled during the first quarter of 1998. To a lesser extent, reduced selling, general and administrative costs are a result of a cost containment program initiated by the Company in response to lower revenues.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

On April 6, 1999, the Company completed the acquisition of Kestra. At the time of the acquisition, Kestra had under development technologies using a statistical technique, Principal Component Analysis (PCA), for the application of Automated Optical Inspection (AOI) in the pre-oven and post-over reflow stages of electronic circuit board production. At the time of acquisition the Company was uncertain whether the technology being developed for either application would ultimately meet the technical specifications required for circuit board production or be commercially acceptable. As a result, the Company recorded a $6.5 million charge to operations for the estimated fair value of the acquired in-process research and development. This charge is not deductible for tax purposes. The Company is continuing development of the acquired in-process pre-oven and post-reflow technologies and currently believes that its development efforts are on schedule to meet the anticipated product release schedule without any significant changes in its research and development costs. However, these expectations are subject to change, given uncertainties of the development process and potential changes in market expectations.

On May 5, 1999, the Company acquired substantially all of the operating assets and assumed certain liabilities of HAMA through HAMA Sensors, Inc., a newly formed, wholly-owned subsidiary of the Company. At the time of the acquisition, HAMA had under development technology to develop laser-based proximity sensors for robotic semiconductor wafer handling, which can potentially be used in a vacuum environment, and laser micrometers that will potentially determine the orientation and alignment of semiconductor wafers during the production process and other potential applications. At the time of acquisition the Company was uncertain whether the technology being developed for either the proximity sensors or the laser micrometers would ultimately meet the technical specifications required for semiconductor wafer handling, or other applications, or be commercially acceptable. As a result, the Company recorded a $771,000 charge to operations for the estimated fair value of the acquired in-process research and development. This charge will be deductible in future income tax reporting periods. The Company is continuing development of the acquired in-process technologies described above, except for the six-inch laser micrometer technology for which further development efforts have been put on hold due to manufacturability issues that have been encountered. Development efforts have been focused on completion of the vacuum sensor, which is currently being tested in the field. In addition, development efforts on the other micrometer projects have been slowed due to limited resources and the need to address integration issues that have arisen. These factors could impact the product development and release schedule.


AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

Amortization of acquired intangible assets was approximately $783,000 and $425,000 for the nine and three month periods ended September 30, 1999. The amortization is attributable to identifiable intangible assets and goodwill resulting from the Company's acquisition of certain technology and other assets of Electronic Packaging Company (EPC) during the first quarter of 1999 and the Company's acquisition of Kestra and HAMA during the second quarter of 1999. Amortization of these intangible assets is expected to remain constant at approximately $425,000 per quarter over the remaining life of the intangible assets and goodwill.

PROVISION FOR INCOME TAXES AND EFFECTIVE INCOME TAX RATE

The Company recorded a tax provision of $615,000 and $440,000 for the nine and three month periods ended September 30, 1999. The tax provision during 1999 has been adjusted to reflect both the non-deductible acquired in-process research and development charge resulting from the Kestra acquisition and valuation allowances established to eliminate the possible future tax benefit of net operating losses generated by Kestra (due to uncertainty about realization). For the nine and three months ended September 30, 1998, the Company recorded a tax provision of $1.4 million and $200,000, respectively. During 1998, benefits from the Company's foreign sales corporation and the research and experimentation tax credit were primarily responsible for reducing the tax provision below the statutory federal level. The Internal Revenue Service has concluded their audit of the Company's 1995 and 1996 federal tax returns. Tentative results of that audit would not have a material impact on the financial position, net income or cash flows of the Company.


ORDER RATE AND BACKLOG

CyberOptics' order rate totaled $29.0 million during the nine month period ended September 30, 1999 compared to $26.1 million during the same period in 1998. For the third quarter of 1999, the order rate totaled $13.2 million compared to $9.5 million in 1998. Backlog totaled $7.8 million and $6.7 million at September 30, 1999 and 1998, respectively. The scheduled shipment of the September 30, 1999 backlog is as follows (in thousands):


                     4th Quarter 1999               $7,220
                     1st  Quarter 2000 and after       598
                                                    ------

                       Total backlog                $7,818


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and marketable securities decreased $15.7 million to $22.8 million as of September 30, 1999 from $38.5 million as of December 31, 1998, primarily due to $19.5 million of cash used to acquire businesses and technology and $838,000 of cash used to purchase fixed assets and other intangibles. Decreases in cash were partially offset by $4.2 million of cash provided by operations.

The Company generated $4.2 million of cash from operations during the first nine months of 1999, primarily due to a net loss of $6.5 million, of which $7.0 million related to non-cash charges for acquired in-process research and development (net of tax), and $1.8 million related to non-cash expenses for depreciation and amortization and the provision for inventory obsolescence. The cash generated from operations also included a decrease of $846,000 in inventory, an increase of $610,000 in accounts payable and an increase of $577,000 in income taxes payable. The decrease in inventory is primarily due to management initiatives in 1999 focused on inventory reduction. The increase in accounts payable is primarily due to increased activity levels related to revenue growth, and increased taxes payable are the result of timing of quarterly tax payments. During 1998, the Company generated $3.0 million of cash from operations, primarily due to net income of $3.0 million, including $1.1 million of non-cash expenses, offset by a $1.8 million increase in inventory.

The Company used $2.5 million of cash in investing activities during the nine month period ended September 30, 1999 compared to the $5.6 million provided during the same period in 1998. The primary reason for the use of cash is $17.1 million used to purchase businesses and technology. This use was offset by the change in cash from investing activities related to changes in the level of investment in marketable securities resulting from the purchases and maturities of those securities, which provided $15.4 million of cash in 1999 and $6.6 million in 1998. The Company used approximately $796,000 and $869,000 of cash for the purchase of fixed assets during the nine months ended September 30, 1999 and 1998, respectively.

The Company used $1.7 million of cash from financing activities during the nine months ended September 30, 1999 and used $6.0 million in the same period during 1998. During 1999, cash used primarily represents the repayment of $2.4 million of debt of Kestra following the acquisition, offset by cash generated from stock option exercises and the issuance of stock under the Employee Stock Purchase Plan (ESPP). In 1998, $764,000 of cash generated from stock option exercises and the issuance of stock under the ESPP was offset by $6.8 million of cash used to repurchase common stock of the Company.

As of September 30, 1999, the Company has no material capital commitments except for the funding of working capital requirements of Kestra during its product development and early product introduction period. The Company believes working capital and anticipated funds from operations will be adequate for anticipated operating needs.


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


YEAR 2000 STATUS

The Securities and Exchange Commission and other regulatory bodies have identified the potential failure of many computer systems to properly recognize and process date specific information on and after January 1, 2000 as a significant risk to companies. The Company has implemented a comprehensive program to address this issue. The components of the program include: an assessment of internal systems vulnerability; a close examination of all production equipment that contains microprocessors; a survey of suppliers to determine their ability to maintain an uninterrupted supply of goods and services; and an evaluation of the year 2000 issue on Company products.

All internal automated systems have been identified and their Year 2000 risk assessed. Such systems include the hardware and software in the company-wide network as well as personal computers located on desks or in labs. All central hardware compliance has been confirmed. Needed software "patches" have been installed. All desk mounted computer hardware has been made compliant as needed. Software patches for common applications have been installed. Production equipment surveys found 83 separate machines or fixtures with computing capability. Year 2000 vulnerability was limited and corrected manually where needed. Software on equipment was individually tested. Where the tests discovered problems, the need for correction was assessed and necessary changes made.

The Company is highly dependent on suppliers to continue operations. The most critical 38 material suppliers were individually surveyed and the risk potential of each determined. Nine were identified for follow-up. Each of them has confirmed their systems are compliant. Production orders for circuit boards have been increased to ensure contract manufacturers will have sufficient electronic components at year- end should Y2K issues arise. Non-material vendors (e.g. electricity, banking) have provided statements of compliance.

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

PART II. OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON 8-K

a.   Exhibits

         Exhibit 27--Financial Data Schedule (For EDGAR filing only)


b.   Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1999, or during the period from September 30, 1999 to the date of this quarterly report on Form 10-Q.

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


Dated: November 12, 1999