Form 10-K405
period 1999-12-31
CYBEROPTICS CORP
filed 2000-03-30
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the Year Ended December 31, 1999.

[ ] TRANSITION PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

                          COMMISSION FILE NO. (0-16577)

                             CYBEROPTICS CORPORATION
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        MINNESOTA                                           41-1472057
---------------------------------                      -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

      5900 Golden Hills Drive
      MINNEAPOLIS, MINNESOTA                                    55416
------------------------------------------                -----------------
(Address of principal executive offices)                      (Zip Code)


                                 (763) 542-5000
             -------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:
                                                      Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

As of March 27, 2000, the aggregate market value of the registrant's Common Stock, no par value, held by nonaffiliates of the registrant was $164,806,529 (based on the closing sale price of common stock as of March 27, 2000 as quoted on the Nasdaq National Market).

As of March 27, 2000, there were 5,091,004 shares of the registrant's Common Stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The responses to items 10, 11, 12 and 13 herein are incorporated by reference to certain information in the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 19, 2000.

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

         The following Annual Report on Form 10-K contains various "forward looking statements" within the meaning of federal securities laws. These forward looking statements represent management's expectations or beliefs concerning future events, including statements regarding anticipated product introductions, changes in markets, customers and customer order rates, expenditures in research and development, growth in revenue, taxation levels, the effects of pricing, and the ability to continue to price foreign transactions in US currency. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including, but not limited to, the following:

         * Approximately 54% of the Company's product sales in 1999 were of one sensor product line to original equipment manufacturers ("OEM's") of component placement machines in the surface mount industry.
         * The cyclical nature of capital expenditures in the surface mount electronics industry.
         * Approximately 49% of the Company's sales in 1999 were to two OEM customers, the loss of whom, or reduction of purchases from whom, would have significantly adverse effects.
         *     The significant portion of the Company's revenue (approximately
               77% of sales in 1999) that is derived from export sales.
         *     The technology for the manufacture of circuit boards changes rapidly and could cause some of the Company's current products, or products currently under development, to become obsolete.
         * The degree to which the Company is successful in protecting its technology and enforcing its technology rights in the United States and other countries.
         * The Company contracts for a substantial portion of its manufacturing.
         * Many of the components used in the Company's products must be ordered with significant lead times that could cause interruption of manufacturing if not available.
         * There are a number of significant new product introductions planned for fiscal 2000, which if delayed, could have an impact on planned shipment levels.
         * The Company made three acquisitions in 1999, and their successful integration will have a significant impact on future operating performance.
         * The ability of the Company to successfully develop in-process technology acquired as part of acquisitions into viable products.

         These and other risks that could effect the Company's operations, are discussed in more detail in Exhibit 99 to this Form 10-K.

                                     PART I.


ITEM 1. DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         CyberOptics Corporation (the "Company" or "CyberOptics") designs, manufactures and markets intelligent, non-contact sensors and integrated systems. Utilizing proprietary laser, optics and machine vision technology, combined with advanced software and electronics, the Company's products enable manufacturers to increase operating efficiencies, product yields and quality by measuring the characteristics and placement of components both during and after manufacturing processes. The Company was founded in 1984 by Dr. Steven Case, a professor at the University of Minnesota, to commercialize technology for non-contact three-dimensional sensing systems. Since 1992, the Company focused development on new technology and products designed primarily for applications in the electronics industry.

         Most of the products developed and sold by the Company are currently for applications in the surface mount technology ("SMT") electronic circuit board assembly equipment market, including the measurement of screen printed solder paste, the inspection of circuit boards after component placement, the alignment of electronic components and the measurement of electronic component lead coplanarity during automated assembly of circuit boards. The Company's operations have been significantly affected by the market acceptance of several sensors, the LaserAlign and the Laser Lead Locator, manufactured for OEMs during the past eight years. Generating $3.2 million or less than 40% of revenue in 1992, these sensors contributed over $25.1 million or approximately 63% of revenue in 1999. The Company has also introduced new system products for the SMT assembly equipment market, including the CyberSentry ("Sentry") system, during this period that contributed to revenue growth.

         The Company's operations during the past three years have been heavily influenced by market conditions in worldwide microelectronics markets, and particularly in the SMT segment of these markets. Following a soft microelectronics equipment market in 1996, the market recovered in 1997, resulting in increased sales of the LaserAlign and Laser Lead Locator products. The Company also introduced a new version of its Sentry System in 1997 and broadened distribution of the laser section microscope ("LSM") resulting in increased sales. The healthy microelectronics market continued through the second quarter of 1998. Nevertheless, by the end of the second quarter of 1998, another softening of the global electronics market, together with weak economic conditions in Japan and Asia (the largest markets for the Company's OEM sensor products) resulted in lower sales compared to the prior year through the second quarter of 1999. During the third and fourth quarters of 1999, global microelectronic markets, including those in Japan and Asia, have significantly strengthened resulting in increased levels of shipments into the SMT market. The Company anticipates that the strengthening of the SMT equipment market will continue into 2000 resulting in a higher rate of revenue growth than in any of the last three years.

         In order to expand the breadth of product offerings in the SMT equipment market, and to expand into the semiconductor fabrication equipment market, the Company acquired two companies in the second quarter of 1999. Kestra Ltd., a development stage UK company acquired in April 1999 for approximately $11.4 million, had two automated inspection machines under development that, when completed, would potentially allow the Company to provide inspection equipment for virtually every stage of the SMT production process. Neither machine had been completed at the time of acquisition and one remains under development. The assets of HAMA Laboratories, Inc. a California company acquired in May of 1999 for approximately $7.0 million, had developed and was selling semiconductor wafer mapping and alignment sensors and had several new products under development. Both acquisitions were accounted for as purchases and the company recorded $6.5 million and $771,000 of expense with respect to Kestra and HAMA representing the portion of the purchase price attributable to the value of the unproven research and development that was in process on the acquisition date. These charges were responsible for the net loss recorded in 1999.

         In February, 1998, the Company retained Steven M. Quist as President, a CyberOptics Board member since 1991 and previously the President of Rosemount Inc. Steven K. Case, Chairman of the Company, refocused his efforts on overall product direction and on strategic relationships. In addition, during 1998 the Company added a number of senior management personnel in order to provide the infrastructure to improve its position to manage future growth. During 1999, the Company reorganized its senior management group placing Michael D. Wetle, previously the VP and general manager of its SMT Systems product group, as the VP and general manager of its Semiconductor product group, and placing Bruce E. Batten, previously VP and general manager of its Industrial Measurement product group, as the VP of global sales and customer engineering. In addition, during January of 2000, Michael S. Willey was retained as the senior VP and general manager of SMT Systems.

OPERATIONS AND PRODUCTS

         CyberOptics develops, manufactures and sells intelligent, non-contact sensors and systems for process control and inspection. The Company's products are used primarily in the electronics industry and enable manufacturers to increase operating efficiencies, product yields and quality. In addition to proprietary hardware designs that combine precision optics, various light sources, and multiple detectors, the Company's products incorporate high value-added software that controls the hardware and filters and converts raw data into application specific information. Software represents a significant portion of the CyberOptics research and development effort and distinguishes CyberOptics' intelligent sensors and systems from simpler data-gathering products.

         The Company's operations, and its product offerings, are divided into three product groups: The OEM Sensors, SMT Systems and Semiconductor.

OEM SENSORS

         The OEM Sensor product group, which has generated the majority of the Company's sales during the past three years, sells sensor level products for incorporation into the products of original equipment manufacturers, primarily in the SMT circuit board assembly equipment surface mount industry. The Company works closely with its OEM customers to integrate sensors into their equipment for resale.

OEM SENSOR PRODUCTS

         Two sensors, the LaserAlign and the Laser Lead Locator, account for a majority of the Company's product sales and the vast majority of sales in the OEM Sensors product group. These sensors are sold for incorporation into component placement machines used in the surface mount production line that are manufactured by a number of different OEM customers. Sales of these products (primarily LaserAlign) to Juki Corporation and Philips Electronics N.V., however, accounted for approximately 15% and 34% of the Company's revenue in 1999, and approximately 30% and 27% of the Company's revenue in 1998. Accordingly, the Company's revenues and operations are currently heavily influenced by the level of purchases from these customers and by the health of the SMT production industry in which they function.

         LASERALIGN. After solder paste has been inspected and measured, extremely small surface mount components known as "chip" caps and resistors are placed on the solder pads by component placement machines. CyberOptics' LaserAlign sensors are incorporated into the heads of component placement machines to ensure accurate component placement at high production speeds. Various high-speed component placement machines utilize between one and sixteen LaserAlign sensors per machine.

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

         The LaserAlign sensor is offered in several different configurations to satisfy the requirements of the different machines on which it is used. The latest version of the LaserAlign technology is being introduced in a custom sensor for Juki in the first half of 2000. Revenue from shipment of LaserAlign sensors has been a principal contributor to the growth of the Company during the past five years and accounted for 54%, 59% and 43% of the Company's revenue in the years ended December 31, 1999, 1998, 1997, respectively.

         LASER LEAD LOCATOR. Following placement of the smallest leadless components, more sophisticated components, including microprocessor chips, are applied to the printed circuit boards by fine pitch component placement machines. Many of these components have leads on all sides that are soldered to the circuit board. Since all of these surface mount leads must make contact with the solder paste, lead coplanarity is a critical quality factor. Misaligned, bent or damaged leads will result in missed connections, open circuits and ultimately a defective end product.

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

         Sales of the Laser Lead Locator constituted approximately 4%, 7% and 17% of the Company's overall revenues during the years ended December 31, 1999, 1998 and 1997, respectively. One significant OEM customer ceased purchases of the Laser Lead Locator in 1998 and has adopted an alternative technology. Accordingly, the Company anticipates continued lower sales of this product in the foreseeable future.

         SPECIALITY PRODUCTS. A substantial number of circuit boards are made with through-hole technology using high speed drills to fabricate printed circuit boards. These drills are highly automated and contain multiple drill heads that cannot be constantly monitored by attendants. CyberOptics manufactures two process control sensors for measuring characteristics of drill bits used in drilling holes in printed circuit boards. The first of these, the ADM, was completed in the third quarter of 1989 and is used to ensure that drill bits are not damaged and that holes are drilled with the proper size. The second sensor, the LTC, was completed in May 1990 and is used to detect broken drill bits so that all of the preprogrammed holes in the circuit board are properly drilled. Both sensors are sold under an exclusive arrangement to an OEM of drilling machines for incorporation into its products.

SMT SYSTEMS

         The SMT Systems product group sells complete stand-alone measurement systems used in the SMT assembly equipment industry for quality control and in-line inspection. These systems are sold directly to the end-user customer who uses them in the production line or along side a production line to maintain process and quality control. Products sold include the Company's proprietary sensors as well as substantial, off the shelf, translation or robotics hardware and complete computer systems or processors with a substantial internally developed software component.

SMT SYSTEMS PRODUCTS

         SE 200 (FORMERLY CYBERSENTRY 2000). The SE 200 system measures the deposition of solder paste after the first step in the SMT assembly process. Because of the small size of the components that must be placed on each pad of solder paste and the density of components placed on the circuit board, a significant amount of SMT assembly problems are related to the quality of solder paste deposition. Misplaced solder paste or excess or inadequate amounts of paste can lead to improper connections or bridges between leads causing an entire circuit board to malfunction.

         Introduced in its first commercial format in the first quarter of 1995, the SE 200 system is designed to be installed in existing automated production lines and to strike a balance between inspection of 100% of each circuit board and the off-line bench top measurement tools used in quality control laboratories. The SE 200 incorporates a sensor extended on a mechanical robot arm over the production line that measures the height, area and volume of critical solder paste pads. The SE 200 can be retrofitted and integrated into most SMT production lines, providing real time quality control immediately after a printed circuit board leaves the screen printer and before component placement commences.

         Shipments of the SE 200 product accounted for approximately 18%, 16%, and 17% of the Company's revenue for the years ended December 31, 1999, 1998, and 1997, respectively.

         SE 300. During early 1997, the Company introduced an improved version of the SE 200 capable of performing measurement tasks at a more rapid speed. However, as the SE 200 was still not able to inspect 100% of the circuit board, the Company began development efforts on the SE 300, which has significantly greater speed, accuracy and resolution which allows it to measure the smallest chip scale packages and micro ball array component sites. The SE 300 was introduced at a trade show in March 2000, and it is anticipated to be available for sale in the third quarter of 2000.

         LSM 300 (FORMERLY AUTOLSM). The Laser Section Microscope (LSM 300) is a low cost instrument for making height and registration measurement of screen printed solder paste during the assembly of surface mount circuit boards. One of the principal advantages of the LSM 300 is its ease of use--unskilled operators can make non-contact measurements with only minimal training. In February 1999, the Company introduced the LSM 300 in its current version which includes enhancements over its predecessor including AutoMeasure(TM) for automatic height measurement, a redesigned user interface, and a high resolution monitor for improved image quality.

         KS 100. During the fourth quarter of 1999 the Company released for sale the first Automated Optical Inspection (AOI) product using in-process technology purchased from Kestra. This product inspects the circuit board after component placement and before reflow to determine whether components have been placed correctly. The principal advantage of the KS 100 is the ease of use provided the operator compared to other AOI machines and the low level of false calls. The KS 100 has a significantly higher software component than previous SMT systems products and operates on a less sophisticated mechanical platform. There are no KS 100 revenues reflected in the Company's financial stateements as of December 31, 1999.

         FC 200 (FORMERLY FIRSTCHECK). The Company acquired all rights to the FirstCheck, a manual off-line first article inspection tool, in February 1999. Consisting of a scanner, a PC and proprietary software, this instrument scans a printed circuit board and compares the image that is captured to graphical data representing a "golden" example in order to confirm the location, shape and orientation of components on a circuit board after the reflow oven. This product has not been made available for sale, due to additional development required to add functionality prior to release. It is anticipated that development will be completed and the FC 200 will be introduced in late 2000 or early 2001.

SEMICONDUCTOR

         The semiconductor product group was formed during 1999 with the acquisition of certain assets of HAMA Laboratories, Inc. The Company is building a business that supplies OEM laser sensors to the semiconductor wafer robotic handling equipment market. This business develops, manufactures and sells sensor level products for incorporation into the products of OEM's, primarily in the semiconductor equipment market. In this business, the Company works closely with its OEM customers to integrate sensors into their equipment for resale.

         Also included in this product group are general industrial measurement products. These products incorporate laser sensors designed to precisely measure, without contact, the distance to a point and critical dimensions on an object. The industrial measurement products are used in a broad array of applications in a number of different industries. Included among these applications are measurement of the thickness of resistive inks applied in the manufacture of hybrid electronic circuits and encapsulent thickness of microelectronic packages.

         The Company has made a strategic decision to exit the industrial measurement market and to divest system level products in order to focus on the SMT and semiconductor markets. The Company will continue to manufacture and sell industrial measurement sensors and sell them on an OEM basis through the OEM sensor product group. The Company sold the Cobra laser profiling system product line in November 1999 and the Vantage laser profiling product line in March 2000.

SEMICONDUCTOR PRODUCTS

         WAFER MAPPING AND ALIGNMENT SENSORS. Through HAMA Sensors, the Company manufactures and sells laser based reflective sensors that improve the performance of robotic wafer handling equipment. During the fabrication process, semiconductor wafers are stored in slotted cassettes during transport to various workstations. Robotic equipment removes the wafers from the cassettes and inserts them into a fabrication tool. The Company's wafer mapping sensors inspect for the presence of wafers in the cassettes and determines if the wafer is properly located in the cassette to avoid damage to the wafer by inserting the next wafer into the same slot.

         DRS RANGE SENSORS. The Company's first commercial product was a range sensor known as a point range sensor or "PRS" The Company developed and introduced Digital Range Sensor (DRS) in late 1997, a new generation of sensors, designed to replace the PRS product line. The Company currently offers three DRS sensors are equivalent to the seven sensors formerly sold in the PRS line with resolution equal to the best sensors of the PRS line. The DRS is currently sold with a control board and software that is compatible with Windows 95 or Windows NT. The Company will continue to sell DRS sensors on an OEM basis for the foreseeable future.

         COBRA. The CyberScan Cobra, introduced in 1997 is a low cost single axis laser profiling system. The Cobra consists of a DRS sensor that is translated across a part to produce a profile or cross section. Using the supplied software the user can make height, length angle, and other two-dimensional measurements. It is controlled through a simple Windows interface and a separate Pentium based computer. This product line was sold during November 1999. The Company will continue to sell DRS sensors on an OEM basis to the company that purchased the Cobra product line.

         VANTAGE. The Company introduced the CyberScan Vantage System in June of 1998. The Vantage incorporates the DRS laser sensor and an electro-mechanical stage to precisely profile complex surfaces in two and three dimensions. This product line was sold during March 2000. The Company will continue to sell DRS sensors on an OEM basis to the company that purchased the Vantage product line.


MARKETS AND CUSTOMERS

         The vast majority of the Company's products are sold into the microelectronics manufacturing market, particularly the portion servicing manufacturers doing SMT circuit board assembly. The value of automation is high in this market because the products produced have high unit costs and are manufactured at speeds too high for effective human intervention. Moreover, the trend in these industries toward smaller devices with higher circuit densities and smaller circuit paths requires manufacturing and testing equipment capable of extremely accurate alignment and multidimensional measurement such as achieved using non-contact optical sensors. Customers in these industries, moreover, also employ knowledgeable engineers who are competent to work with computer-related equipment. The Company's LaserAlign and Laser Lead Locator products are sold to OEMs serving this market and the SE 200 and LSM 300 solder paste measurement systems are sold to electronic assembly manufacturers in this market.

         The Company's semiconductor products are sold in the semiconductor capital equipment market, which are used in the manufacture of semiconductor devises. This market has many of the same characteristics as SMT microelectronics and requires non-contact optical measurement tools to enable the production of more complex, higher density and smaller semiconductor devises. The Company's wafer mapping and alignment sensors are sold to OEM's serving this market. The Company's wafer mapping sensors will become increasingly critical to this market when the use of 300 millimeter semiconductor wafers becomes more widespread.

         The Company sells its products worldwide to many of the leading manufacturers of electronic circuit assembly equipment and semiconductor capital equipment. The Company maintains a foreign development office in the UK, but has not had sales originating from geographies other than the United States. In 2000, sales of the KS 100 system will be originating in the UK. The following table sets forth the percentage of the Company's total sales revenue represented by total export sales (sales for delivery to countries other than the United States, including sales delivered through distributors) by location during the past three years:

                                             Year Ended December 31,
                                          1999        1998        1997
                                        --------    --------    --------
         Asia......................        30%         44%         50%
         Europe....................        42%         34%         17%
         Other (1).................         5%          4%          2%

(1) Includes export sales in North America, primarily export sales to Canada and Mexico.

See Note 8 to the Company's Consolidated Financial Statements contained in item 8 of this Form 10-K.

         All of the Company's export sales are negotiated, invoiced and paid in United States dollars. Accordingly, although changes in exchange rates do not effect the Company's revenue and income per unit, they can influence the willingness of customers to purchase units. The poor economic conditions in Asia have affected the buying patterns of one of the Company's largest single OEM customers, as well as several other customers in Japan. Although most of the products sold by these OEM customers are for re-export to America and Europe, the significant decrease in capital purchases by their end-user customers in Asia has effected sales and contributed to the relative decrease in concentration of sales in Asia during 1999 and 1998.

SALES AND MARKETING

         The Company sells its products through a combination of direct sales staff and independent representatives and distributors. The Company maintains a direct sales staff at its headquarters in Minneapolis, Minnesota and in its subsidiary locations in California and the UK that call on large house accounts and that sell to OEM customers. The Company also has agreements with 13 representatives and distributors in North and South America who focus primarily on products sold to end-users. Most sales to international end-users of sensors and systems are made through 18 representatives and distributors covering Europe and the Pacific Rim.

         The Company markets its products through appearances at industry trade shows, advertising in industry journals, articles published in industry and technical journals and on the Internet. In addition, the Company's strategic relationships with customers serve as highly visible references.

BACKLOG

         CyberOptics products are typically shipped two weeks to four months after the receipt of an order. Since 1993, however, certain OEM customers have placed orders for delivery over as many as 12 months. Product backlog was $11.4 million at December 31, 1999, as compared to $5.7 million at December 31, 1998 and $8.7 million at December 31, 1997. Approximately $7.6 million of the 2000 backlog is deliverable in the first quarter of 2000 with the remaining $3.8 million deliverable in the remainder of 2000. Although the Company's business is generally not of a seasonal nature, its sales may vary based on the capital procurement practices in the electronics and semiconductor industries. The Company's scheduled backlog at any time may vary significantly based on the timing of orders from OEM customers. Accordingly, backlog may not be an accurate indicator of the Company's performance in the future.

RESEARCH AND DEVELOPMENT

         The Company differentiates its products primarily on the basis of its unique technology and on the Company's ability to synthesize several different technical disciplines to address industry needs. CyberOptics was founded by research scientists and has retained relationships with academic institutions to ensure that the most current information on technological developments is obtained. In addition, the Company actively seeks ongoing strategic customer relationships with leading product innovators in the markets it serves and actively investigates the needs of, and seeks input from, these customers to identify opportunities to improve manufacturing processes. The Company provides direct interaction between its engineers and scientists and these key accounts to ensure adoption of current technologies. In some instances, the Company provides the outsourced research and development for these customers through funded development contracts that provide the customer with an exclusive selling period but allows the Company to retain technology and distribution rights.

         CyberOptics believes that continued and timely development of new products and enhancements to existing products is essential to maintaining its competitive position. The Company has committed and expects to continue to commit substantial resources to its research and development effort, which plays a critical role in maintaining and advancing its position as a leading provider of optical sensors and systems. CyberOptics' research and development efforts during 1999 were primarily directed at developing the SE 300, the KS 100 and the latest version of the LaserAlign technology. During 2000, CyberOptics intends to continue to expend significant sums on completion of the SE 300, on completing developmnent of the second product acquired from Kestra for solder joint inspections and on varous OEM sensor products including another version of the LaserAlign technology. There can be no assurances that such efforts, or any other research and development efforts of the Company, will be successful in producing products that respond effectively to technological changes or new product announcements by others.

         Research and development expenses were $9.2 million, $7.0 million, and $6.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. These amounts represented 23%, 19% and 18% of revenues, respectively. The Company anticipates that research and development expenditures will continue at approximately 18% to 20% of revenue in 2000. Research and development expenses consist primarily of salaries, project materials and other costs associated with CyberOptics' ongoing product development and enhancement efforts. Research and development resource utilization is centrally managed based on market opportunities and the status of individual projects.

MANUFACTURING

         Much of the Company's product manufacturing, consisting primarily of circuit board manufacturing, component placement and soldering, lens manufacturing and machined and fabricated metal parts production, is contracted with outside suppliers. Company personnel inspect incoming parts, assemble sensor heads, calibrate and perform final quality control testing of finished products. The Company believes that its products are not suited for the large production runs that would justify the capital investment necessary for complete internal manufacturing. OEM sensor and SMT systems products are assembled by a central manufacturing group.

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

         The Company's OEM Sensor products face competition in the market for OEM component placement machines primarily from manufacturers of vision (camera and software based) systems. Potential competitors in these markets include Cognex Corporation, Robotic Visions Systems, Inc., and ICOS Vision Systems, NV. Competition in this market is based on speed, flexibility, cost and ease of control. In addition, the Company's products compete with systems developed by OEMs using their own design staff for incorporation into their products. The Company's OEM Sensor products have historically competed favorably on the basis of these factors, and particularly on the basis of speed and cost. Nevertheless, advances in terms of speed by vision systems have reduced some of the advantages of the Company's products in some configurations. The Company has introduced newer configurations adapted by several customers that it believes allow its sensors, and the component placement machines in which they are incorporated, to compete favorably based on the speed and accuracy of their performance, and their price.

         The Company's SMT System products compete primarily in the market for 3-D solder paste inspection. The competitor in this market is primarily GSI Lumonics, Inc. (SVS division). In addition, some manufacturers of screen printing equipment provide optional 2-D solder paste inspection, and other machine vision companies (AOI companies) have started offering 2-D and 3-D solder paste inspection products. The Company believes that it currently competes effectively in this market on the basis of, performance, ease of installation and use, and price.

         The Company's KS 100 product faces competition from over 40 AOI companies, the most significant being MV Technologies, Ltd and Orbotech, GmbH. The Company believes that the technology used in the KS 100 is differentiated from the competition and that it will compete effectively in this market based on measurement accuracy, ease of use and the low rate of false calls.

         The Company's semiconductor products face competition in the wafer mapping and alignment market primarily from manufacturers of through beam sensors. Potential competitors in this market include Banner Engineering Corporation, Omron, Ltd (Japan) and Keyence, Ltd (Japan). The Company believes that its sensors compete favorably in this market based on performance and the unique reflective mode of operations. In addition, as the next generation of semiconductor wafers become more widely accepted (300 millimeter), changes in the configuration of wafer transport cassettes will not allow for through beam sensors to be used for mapping.

         Although the Company believes its current products offer several advantages in terms of price and suitability for specific applications and although the Company has attempted to protect the proprietary nature of such products, it is possible that any of the Company's products could be duplicated by other companies in the same general market.

EMPLOYEES

         As of December 31, 1999, the Company had 216 full-time and 8 part-time worldwide employees, including 37 in sales and marketing and customer support, 77 in manufacturing, purchasing and production engineering, 80 in research and development and 30 in finance, administration and information services. Of these employees, 197 are located at the corporate headquarters in Minneapolis and 27 are located at subsidiary locations (17 in the UK and 10 in California). To date, the Company has been successful in attracting and retaining qualified technical personnel, although there can be no assurance that this success will continue. None of the Company's employees are covered by collective bargaining agreements or are members of a union.

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

         The Company holds fourteen United States patents on a number of its technologies, including those used in its Laser Lead Locator, LaserAlign and DRS products. Some of the patents relate to equipment such as pick and place machines, into which the Company's OEM products are integrated. In addition, the Company has several patent applications, both U.S. and foreign, pending. The Company protects the proprietary nature of its software primarily through copyright and license agreements, but also through close integration with its hardware offerings. It is the Company's policy to protect the proprietary nature of its new product developments whenever they are likely to become significant sources of revenue. No guarantee can be given that the Company will be able to obtain patent or other protection for other products.

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

ITEM 2. PROPERTIES

         The Company leases a 70,000 square foot mixed office and warehouse facility built to its specifications in Golden Valley, Minnesota, which functions as its corporate headquarters and primary manufacturing facility. The lease, which is on a triple net basis for a ten year term (from May 1996) with two three year renewal options, provides for rental payments at approximately $7.50 per square foot initially, increasing to $8.50 per square foot. The Company, which holds an option to lease adjoining space, anticipates that the property will be adequate for its needs for the foreseeable future. HAMA and Kestra lease office and warehouse facilities in the UK and California. The Kestra lease expires in June 2013 and the HAMA lease expires in September 2004.


ITEM 3. LEGAL PROCEEDINGS

         The Company is not currently subject to any material pending or threatened legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of 1999.

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

                                     1999                       1998
                            ----------------------     ----------------------
            Quarter            High         Low           High         Low
         ---------------    ---------    ---------     ---------    ---------
         First                $20.81       $11.75        $27.00       $16.25
         Second                16.25        10.50         28.00        13.13
         Third                 18.50        14.75         14.25        10.00
         Fourth                28.06        17.06         16.75         8.25

         As of March 24, 2000, the Company estimates that there were 250 holders of record of the Company's common stock and approximately 4,000 beneficial holders. The Company has never paid a dividend on its common stock. Dividends are payable at the discretion of the Board of Directors out of funds legally available therefor. The board has no current intention of paying dividends, although it may pay dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY
CyberOptics Corporation
(In thousands, except per share information)

Year Ended December 31             1999(1)       1998        1997        1996        1995
Revenues                          $ 39,627     $ 36,636    $ 35,120    $ 28,062    $ 30,518
Income (loss) from Operations       (5,932)       3,184       4,588         885       6,457
Net Income (loss)                   (5,496)       3,669       4,597       2,180       4,831
Net Income (loss) per Share:
    Basic                            (1.10)        0.71        0.88        0.39        1.04
    Diluted                          (1.10)        0.69        0.83        0.38        0.95

Cash and Marketable Securities    $ 23,101     $ 38,502    $ 41,027    $ 37,309    $ 39,864
Working Capital                     28,260       32,308      36,236      32,395      28,722
Total Assets                        51,464       55,177      57,445      50,316      54,740
Stockholders' Equity                46,504       51,433      53,293      47,468      50,737

(1) 1999 results include a $1.42 per share, net of tax, non-recurring charge for acquired in-process research and development.

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


GENERAL BUSINESS AND STRATEGIC OVERVIEW:

         CyberOptics Corporation designs and manufactures intelligent sensors and systems for high-precision, non-contact dimensional measurement and process control. Utilizing proprietary laser, machine vision and optics technology combined with advanced software and electronics, the Company's products enable manufacturers to increase operating efficiencies, product yields and quality by measuring the characteristics and placement of components during production processes. The Company generates approximately 90% of its revenues from the sales and service of sensors and system products used primarily in Surface Mount Technology (SMT) circuit board production. Consequently, revenues are highly dependent on the level of capital spending in the global SMT assembly market, which began to experience a slowdown in early 1998 that lasted through the first half of 1999. The slowdown in worldwide demand for SMT production equipment was more pronounced in the Asian markets and had a significant impact on the level of orders from large OEM customers. During the second half of 1999 and into early 2000 the SMT market has significantly strengthened, resulting in higher revenue volumes and order rates.

         Strategic initiatives during 1999 included focusing on investments that will allow the Company to expand its end-user SMT inspection product offerings and entering a new market area, semiconductor capital equipment. To accomplish these objectives, the Company made two significant strategic acquisitions. In April 1999, the Company acquired Kestra Limited, a UK based development stage company with two Automated Optical Inspection (AOI) systems under development for pre-oven and post-placement SMT applications. As part of this acquisition, the Company recorded a non-tax-deductible charge for in-process research and development (IPR&D) of $6.5 million. To enter the semiconductor capital equipment market the Company acquired the assets of HAMA Laboratories in May 1999. HAMA designs and manufactures laser wafer-mapping and alignment sensors that are incorporated into robotic equipment that handles silicon wafers during the fabrication process. As of the acquisition date, HAMA had four products under development that resulted in a tax-deductible IPR&D charge of $771,000.

         In addition to acquisitions, the Company decided to exit the industrial measurement market in 1999 and to divest the end user products sold into that market. The first step in this process was the sale of the Cobra laser profiling system product line during the fourth quarter of 1999. The divestiture of industrial measurement products was completed in the first quarter of 2000 with the sale of the Vantage automated laser profiling system product line.

         Based on the strengthening SMT market and planned new product introductions, the Company expects a higher rate of revenue growth in 2000 than in any of the last three years.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1999

REVENUES

         Revenues increased 8% to $39.6 million in 1999 from $36.6 million in 1998, and increased 4% in 1998 from $35.1 million in 1997. The following table sets forth, for the years indicated, revenues by product group:

                                            1999       1998       1997
                                            ----       ----       ----

OEM Sensors                               $26,268    $26,713    $23,613
SMT Systems                                 9,322      7,506      8,542
Industrial Measurement & Semiconductor      4,037      2,417      2,965
                                          -------    -------    -------
    Total                                 $39,627    $36,636    $35,120

         Revenues from the OEM sensor product group decreased $445,000 or 2% during 1999 compared to 1998, and increased $3.1 million or 13% during 1998 compared to 1997. Revenues from OEM sensors, primarily the Company's LaserAlign and Laser Lead Locator sensors, were negatively impacted in the first half of 1999 by slow demand in Asian markets. Although Asian demand strengthened throughout the second half of 1999, full year revenues were slightly below 1998. The impact of reduced demand in Asia was partially offset by increased revenues generated in Europe, where revenues increased throughout 1999. During 1998, demand for the Company's sensors increased worldwide from OEM customers manufacturing both high-end capacity and mid-range capacity pick and place equipment. This increase was partially offset by reduced demand for Laser Lead Locator sensors.

         SMT systems revenues increased $1.8 million or 24% during 1999 compared to 1998, following a decrease of $1.0 million or 12% during 1998 compared to 1997. SMT systems revenues are generated from sales of the Company's solder paste inspection systems, SE 200 (formerly the CyberSentry 2000) and LSM 300 (formerly LSM2), which were introduced in their current versions during the first half of 1997. Increased SMT Systems revenues in 1999 were primarily the result of increased demand from electronic manufacturing services (EMS) companies, which are becoming an increasingly large segment of the worldwide SMT production market. The Company is seeing demand for inspection equipment increase as production becomes more difficult due to smaller component sizes and increased production speeds. Decreased SMT systems revenues in 1998 relative to 1997 were primarily the result of reduced shipments of the LSM2, following strong market acceptance of the product in 1997, its initial year of introduction.

         Industrial Measurement and Semiconductor revenues increased 67% to $4.0 million in 1999 compared to 1998 due to $1.8 million in revenue generated by HAMA since the acquisition in May 1999. HAMA's full year 1999 revenues, only the post acquisition component of which is included in the Company's consolidated revenues, increased 22% in 1999 compared to 1998. HAMA's revenues are generated from a line of wafer mapping and alignment sensors used in the semiconductor fabrication process, and represent the Company's entry into that market. Revenues from Industrial Measurement products decreased 18% during 1998 compared to 1997. The Company has divested products produced for the industrial measurement market in order to focus on the Semiconductor capital equipment market.

         International revenue totaled $30.6 million in 1999, $29.9 million in 1998 and $24.2 million in 1997, comprising 77%, 82% and 69% of total revenue, respectively. The international markets of Europe, Japan and the rest of Asia account for a significant portion of the production capability of capital equipment for the manufacture of electronics, the primary market for the Company's OEM sensor and SMT system product lines.


GROSS MARGIN

         Gross margin for 1999 increased as a percentage of sales to 57% compared to 55 % in 1998 and 1997. Gross margin is highly dependent on the volume of revenues over which to spread the fixed component of cost of sales and the related realization of manufacturing efficiencies. During 1999, gross margin was positively impacted by a shift in the OEM sensor revenue mix towards higher margin sensor products and by the acquisition of HAMA, which has revenues that carry higher gross margins than the Company's pre-acquisition products. During 1998, gross margin was positively impacted by cost containment measures taken by the Company during the second half of the year, along with higher revenue levels over which to spread fixed manufacturing costs, reduced material costs on certain high volume products and additional manufacturing overhead applied to increased inventory levels. These positive impacts were offset in 1998 primarily by reduced Laser Lead Locator sales, the Company's highest margin product, and increased warranty costs.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses increased 30% to $9.2 million in 1999 compared to $7.1 million in 1998 and $6.4 million in 1997. As a percentage of revenues, research and development expenses were 23% in 1999, compared to 19% and 18% in 1998 and 1997, respectively. Increased research and development expense in 1999 was due primarily to the acquisition of Kestra, a development stage company, in April 1999 and increased development spending required to complete new SMT systems products scheduled for introduction in 2000. Payments to the Company for customer funded research and development are deferred and recognized as a reduction of research and development expenses as costs are incurred. During 1997, customer funded research and development recognized as a reduction of research and development expense totaled $166,000. There was no customer funded research and development in 1999 or 1998.

         During 1999, research and development expenses were primarily focused on completion of the new high speed solder paste inspection system, the SE 300, completion of the in-process products acquired from Kestra and HAMA, continued development of the FirstCheck product acquired in February 1999 and completion of the next generation of the LaserAlign products. During 1998, research and development expenses were primarily focused on continuing development work on the LaserAlign technology, including the next generation of LaserAlign products, completion of the new family of industrial measurement scan stations and sensors and development of additional future product offerings for solder paste inspection. The Company anticipates that development expenses will decrease as a percentage of revenues in future periods.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased 9% to $10.7 million in 1999 compared to $9.9 million in 1998 and $8.5 million in 1997. As a percentage of revenue, selling, general and administrative expenses were 27% in 1999 and 1998, and 24% in 1997. During 1999, the dollar increase in selling general and administrative expenses was primarily due to additional costs incurred in the operations of Kestra and HAMA, and the costs associated with operating two separate subsidiary facilities. During 1998, the dollar increase in selling general and administrative expenses was primarily due to increased personnel and related costs associated with the addition of new senior executives. These additions were made to strategically position the Company for future growth, and to add depth to the senior management team. In addition, selling, general and administrative expenses increased as the result of software licensing and maintenance costs associated with the Company's new enterprise system and with additional licenses purchased for company wide desktop use.


ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

         On April 6, 1999, the Company completed the acquisition of Kestra. At the time of the acquisition, Kestra had 2 products under development using a statistical technique, Principal Component Analysis (PCA), for the application of Automated Optical Inspection (AOI) in the pre-oven and post-oven reflow stages of SMT production. At the time of acquisition the Company was uncertain whether the technology being developed for either application would ultimately meet the technical specifications required for circuit board production or be commercially acceptable. The Company recorded a $6.5 million charge to operations for the estimated fair value of the acquired in-process research and development. This charge is not deductible for tax purposes under UK law. The Company commercially made available the pre-oven system in the fourth quarter of 1999, and is currently performing technical evaluations for potential customers. The Company is continuing development of the post-reflow product and currently believes that the product may be introduced in late 2000 or early 2001. Schedule delays in the introduction of the post-reflow product are the result of resource constraints resulting from introduction efforts on the pre-oven system and are not expected to cause any significant changes in anticipated research and development costs. However, these expectations are subject to change, given uncertainties of the development process and potential changes in market expectations.

         On May 5, 1999, the Company acquired substantially all of the operating assets and assumed certain liabilities of HAMA Laboratories through HAMA Sensors, Inc., a newly formed, wholly-owned subsidiary of the Company. At the time of the acquisition, HAMA had under development technology to develop laser-based proximity sensors for robotic semiconductor wafer handling, to be used in a vacuum environment, and laser micrometers that will potentially determine the orientation and alignment of semiconductor wafers during the production process and other potential applications. At the time of acquisition the Company was uncertain whether the technology being developed for either the vacuum proximity sensors or the laser micrometers would ultimately meet the technical specifications required for semiconductor wafer handling, or other applications, or be commercially acceptable. The Company recorded a $771,000 charge to operations for the estimated fair value of the acquired in-process research and development. This charge will be deductible, for income tax reporting purposes, in future periods. Development has been completed on the vacuum sensor and the custom kit micrometer and these products were introduced during the fourth quarter of 1999. In addition, the mini laser micrometer is planned to be introduced in the second quarter of 2000. The Company has temporarily put on hold development of the acquired in-process technologies related to the six-inch micrometer due to manufacturability issues. These factors could impact the product development and release schedule.


AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

         Amortization of acquired intangible assets was $1.2 million during 1999. The amortization is attributable to identifiable intangible assets and goodwill resulting from the Company's acquisition of certain technology and other assets of Electronic Packaging Company (EPC) during the first quarter of 1999 and the Company's acquisition of Kestra and HAMA during the second quarter of 1999. Amortization of these intangible assets is expected to remain constant at approximately $1.7 million per year over the remaining life of the intangible assets and goodwill.


EFFECTIVE TAX RATE

         The Company recorded a tax provision of $1.1 million during 1999 despite generating a loss before income tax of $4.4 million. The tax provision during 1999 reflects the non-deductible acquired in-process research and development charge resulting from the Kestra acquisition, non-deductible goodwill amortization from the intangible assets related to the Kestra acquisition and valuation allowances established to eliminate the future tax benefit of net operating loss carryforwards generated by Kestra following the acquisition due to uncertainty about realization. These items were offset somewhat in 1999 by benefits from the Company's foreign sales corporation and research and development tax credits. The Company's effective tax rate was 32% in 1998 and 1997. Benefits from the Company's foreign sales corporation and the use of the research and development tax credit were primarily responsible for reducing the effective tax rate below the statutory federal rate in 1998 and 1997.


FINANCIAL INSTRUMENTS

         The Company invests excess funds not required for current operations in certain marketable securities. The investment policy for these marketable securities is approved annually by the Board of Directors and administrated by management. A third party, at the direction of management, manages the portfolio. The investment policy dictates that marketable securities consist of U.S. Government or U.S. Government agency securities with maturities of three years or less and an average portfolio maturity of not more that 18 months. As of December 31, 1999 the portfolio of marketable securities had an average term to maturity of approximately one year. All marketable securities are classified as available for sale and carried at fair value. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 1% increase in interest rates for the issues contained in the portfolio of marketable securities which would result in a decrease in the market value of the portfolio of approximately $100,000. If such a rate increase occurred, the Company's net income would only be impacted if securities were sold prior to maturity.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents and marketable securities decreased $15.4 million to $23.1 million as of December 31, 1999 from $38.5 million as of December 31, 1998, primarily due to $17.2 million of cash used to acquire businesses and technology and $1.3 million used to purchase fixed assets and other intangibles. These uses of cash were partially offset by $4.9 million of cash generated by operations and $705,000 of cash provided by other common stock related financing activities.

         The Company generated $4.9 million of cash from operations during 1999, primarily due to the net loss offset by $9.9 million of non-cash charges for IPR&D, depreciation and amortization and the provision for inventory obsolescence. The cash generated from operations also included a decrease of $780,000 in inventories and a $469,000 increase in accounts payable. These increases in cash were partially offset by an increase in accounts receivable of $1.1 million. The decrease in inventories is primarily due to management initiatives in 1999. The changes in accounts payable and accounts receivable are primarily due to increased activity levels during the second half of 1999 related to revenue growth. The Company generated $4.2 million of cash from operations during 1998, primarily due to net income of $3.7 million, including $1.6 million of non-cash expenses for depreciation and amortization and the provision for inventory obsolescence and a $1.3 million decrease in accounts receivable. The decrease in accounts receivable is primarily due to the timing of revenues, as the fourth quarter of 1997 revenue levels were significantly higher than for the comparable period in 1998. These increases in cash from operations were partially offset by an increase in inventories of $1.9 million, resulting from inventory purchased to support a higher than realized revenue, new product introductions, increased warranty repairs and volume last-time purchases of certain critical components

         The Company generated $2.0 million of cash from investing activities in 1999 compared to generating $364,000 in 1998. Cash generated from investing activity in 1999, includes $20.4 million from the change in the level of investment in marketable securities resulting from purchases and maturities of those securities, which was offset by the use of $17.2 million of cash to purchase businesses and technology and $1.3 million used for the purchase of fixed assets and other intangibles. During 1998, the majority of the change in cash from investing activities is due to changes in the level of investment in marketable securities which provided $1.5 million of cash offset by purchases of fixed assets and other intangibles.

         The Company used $1.7 million of cash from financing activities in 1999, and used $5.7 million 1998. During 1999, cash used primarily reflects the repayment of $2.4 million of debt of Kestra following the acquisition, offset by cash generated from stock option exercises and the issuance of stock under the Employee Stock Purchase Plan (ESPP). During 1998, $6.8 million of cash was used for the repurchase of 500,000 shares of CyberOptics common stock. Cash generated from other stock related transactions, primarily stock option exercises and Employee Stock Purchase Plan share purchases, partially offset these uses of cash.

         There are no material capital commitments, although management is seeking strategic acquisition candidates that it believes will provide a higher level of return on assets to stockholders. The Company believes current working capital and anticipated funds from operations will be adequate for anticipated operating needs.


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

         As the result of the Kestra acquisition the Company has an operating unit located in the UK. The Company does not believe that currency fluctuations will have a material impact on its consolidated financial statements.

RECENT ACCOUNTING DEVELOPMENTS

         In June 1999 the FASB issued Statement of Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133." SFAS No. 137 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 137 is effective for the Company in the first quarter of the year beginning January 1, 2000. The adoption of SFAS 137 will not have an impact on the Company's consolidated financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The SAB summarizes certain of the SEC's views regarding revenue recognition in financial statements. The provisions of SAB No. 101 are effective for the year beginning January 1,2000. The Company is analyzing the effect of the guidance offered in SAB 101 but does not currently believe that it will have a significant impact on its consolidated financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Included in, and incorporated by reference to, the caption "Financial Instruments" in Item 7 above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION

(In thousands)
December 31,                                                                            1999             1998
--------------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                                           $ 10,196         $  4,963
Marketable securities                                                                  8,509           17,142
Accounts receivable, less allowance for
    doubtful accounts of $125 in 1999 and 1998                                         7,762            6,362
Inventories                                                                            4,997            6,045
Other current assets                                                                   1,756            1,540
--------------------------------------------------------------------------------------------------------------

      Total current assets                                                            33,220           36,052

Marketable securities                                                                  4,396           16,397
Equipment and leasehold improvements, net                                              2,705            2,571
Intangible and other assets, net                                                      11,143              157
--------------------------------------------------------------------------------------------------------------

      Total assets                                                                  $ 51,464         $ 55,177
==============================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                    $  1,886         $  1,215
Income taxes payable                                                                     879              589
Accrued expenses                                                                       2,195            1,940
--------------------------------------------------------------------------------------------------------------

      Total current liabilities                                                        4,960            3,744

Commitments

Stockholders' equity:
    Preferred stock, no par value, 5,000 shares authorized, none outstanding
    Common stock, no par value, 25,000 authorized,
      5,018 and 4,950 shares issued and outstanding, respectively                     33,479           32,735
    Accumulated other comprehensive income (loss)                                         (4)             173
    Retained earnings                                                                 13,029           18,525
--------------------------------------------------------------------------------------------------------------

      Total stockholders' equity                                                      46,504           51,433
--------------------------------------------------------------------------------------------------------------

      Total liabilities and stockholders' equity                                    $ 51,464         $ 55,177
==============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION

(In thousands, except per share amounts)
Year ended December 31,                                 1999           1998          1997
------------------------------------------------------------------------------------------
Revenues                                            $ 39,627       $ 36,636      $ 35,120
Cost of revenues                                      17,143         16,499        15,629
------------------------------------------------------------------------------------------

Gross margin                                          22,484         20,137        19,491

Research and development expenses                      9,168          6,991         6,313
Selling, general and administrative expenses          10,737          9,881         8,532
Acquired in-process research and development           7,301
Amortization of goodwill and other intangibles         1,210             81            58
------------------------------------------------------------------------------------------
          Income (loss) from operations               (5,932)         3,184         4,588

Interest income and other                              1,499          2,220         2,166
------------------------------------------------------------------------------------------
          Income (loss) before income taxes           (4,433)         5,404         6,754

Provision for income taxes                             1,063          1,735         2,157
------------------------------------------------------------------------------------------
          Net income (loss)                         $ (5,496)      $  3,669      $  4,597
==========================================================================================

Net income (loss) per share - Basic                 $  (1.10)      $    .71      $   0.88
Net income (loss) per share - Diluted               $  (1.10)      $   0.69      $   0.83
==========================================================================================

Weighted average shares outstanding - Basic            4,985          5,192         5,246

Weighted average shares outstanding - Diluted          4,985          5,320         5,555
==========================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION

(In thousands)
Year ended December 31,                                                              1999           1998           1997
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                       $ (5,496)      $  3,669       $  4,597
         Adjustments to reconcile net income to
            net cash provided by operating activities:
           Acquired in-process research and development, net of tax benefit         7,041
           Depreciation and amortization                                            2,468          1,151            917
           Provision for doubtful accounts                                             10             11             12
           Provision for inventory obsolescence                                       361            455            445
           Deferred income taxes                                                     (145)          (160)            20
           Amortization of restricted stock                                            39             72
           Changes in operating assets and liabilities:
                Accounts receivable                                                (1,067)         1,324         (2,678)
                Inventories                                                           780         (1,889)        (1,288)
                Other current assets                                                  (43)           (37)           272
                Accounts payable                                                      469             10             14
                Income taxes payable                                                  290            (72)           428
                Accrued expenses                                                      170           (346)           862
------------------------------------------------------------------------------------------------------------------------

                Net cash provided by operating activities                           4,877          4,188          3,601

CASH FLOWS FROM INVESTING ACTIVITIES:
         Maturities of held to maturity marketable securities                                                     8,000
         Proceeds from sales of available for sale
            marketable securities                                                  25,608         34,330         12,758
         Purchases of available for sale marketable securities                     (5,214)       (32,854)       (27,145)
         Purchases of businesses and technology,
            net of cash acquired                                                  (17,159)
         Additions to equipment and leasehold improvements                         (1,166)          (982)        (1,025)
         Additions to patents                                                         (87)          (130)           (86)
------------------------------------------------------------------------------------------------------------------------

                Net cash provided (used) by investing activities                    1,982            364         (7,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Repurchase of common stock                                                               (6,830)          (561)
         Repayment of long-term debt                                               (2,364)
         Proceeds from exercise of stock options                                      303            419            873
         Proceeds from issuance of common stock
            under Employee Stock Purchase Plan                                        345            355            285
         Tax benefit from exercise of stock options                                    57            307            507
------------------------------------------------------------------------------------------------------------------------

                Net cash provided (used) by financing activities                   (1,659)        (5,749)         1,104

Net increase (decrease) in cash and cash equivalents                                5,200         (1,197)        (2,793)

Cash and cash equivalents - beginning of year                                       4,963          6,160          8,953
------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents - end of year                                          $ 10,196       $  4,963       $  6,160
========================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
CYBEROPTICS CORPORATION

                                                                                        Accumulated
                                                               Common Stock                Other                         Total
                                                         ------------------------      Comprehensive     Retained    Stockholders'
(In thousands)                                           Shares          Amount        Income (Loss)     Earnings       Equity
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                                 5,216        $  37,308        $    (99)       $ 10,259       $ 47,468
Tax benefit from exercise of stock options                                    507                                            507
Exercise of stock options
     net of shares exchanged as payment
     and subsequently retired                                139              873                                            873
Issuance of common stock under
     Employee Stock Purchase Plan                             27              285                                            285
Repurchase of common stock                                   (41)            (561)                                          (561)
Market value adjustments of marketable securities                                        $    124                            124
Net income                                                                                                  4,597          4,597
                                                                                                                        ----------
Comprehensive income                                                                                                       4,721
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997                                 5,341        $  38,412        $     25        $ 14,856       $ 53,293
Tax benefit from exercise of stock options                                    307                                            307
Exercise of stock options
     net of shares exchanged as payment
     and subsequently retired                                 69              419                                            419
Issuance of common stock under
     Employee Stock Purchase Plan                             30              355                                            355
Repurchase of common stock                                  (500)          (6,830)                                        (6,830)
Amortization of restricted stock                              10               72                                             72
Market value adjustments of marketable securities                                        $    148                            148
Net income                                                                                                  3,669          3,669
                                                                                                                        ----------
Comprehensive income                                                                                                       3,817
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998                                 4,950        $  32,735        $    173        $ 18,525       $ 51,433
Tax benefit from exercise of stock options                                     57                                             57
Exercise of stock options
     net of shares exchanged as payment
     and subsequently retired                                 38              303                                            303
Issuance of common stock under
     Employee Stock Purchase Plan                             30              345                                            345
Amortization of restricted stock                                               39                                             39
Market value adjustments of marketable securities                                        $   (240)                          (240)
Cumulative translation adjustment                                                              63                             63
Net loss                                                                                                   (5,496)        (5,496)
                                                                                                                        ----------
Comprehensive loss                                                                                                        (5,673)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999                                 5,018        $  33,479        $     (4)       $ 13,029       $ 46,504
==================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION
(In thousands, except share and per share amounts)

NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS DESCRIPTION
CyberOptics Corporation (the Company) designs and manufactures intelligent sensors and systems for high-precision, non-contact dimensional measurement and process control. Utilizing proprietary laser, optics and machine vision technology combined with advanced software and electronics, the Company's products enable manufacturers to increase operating efficiencies, product yields and quality by measuring the characteristics and placement of components both during and after the manufacturing process. The Company sells its products worldwide through a combination of direct sales staff and independent distributors.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

As of December 31, 1999 and 1998, all marketable securities are classified as available for sale, with a carrying amount of $12,905 and $33,539, respectively. Available for sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity until realized. These fair values are determined using quoted market prices. The carrying amounts of securities, for purposes of computing unrealized gains and losses, are determined by specific identification. The cost of securities sold is determined by specific identification. Net unrealized holding gains and losses and realized gains and losses were not significant at December 31, 1999 and 1998 or during the years ended December 31, 1999, 1998 and 1997.

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

INTANGIBLE ASSETS
Intangible assets are being amortized on a straight-line basis over a period of 7 years. Purchased in process research and development costs (IPR&D) are expensed upon consummation of the purchase.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION
(In thousands, except share and per share amounts)

PATENTS
Patents consist of legal and patent registration costs for protection of the Company's proprietary sensor technology. The Company amortizes such expenditures over a three-year period on a straight-line basis commencing upon issuance of the patent.

VALUATION OF LONG-LIVED ASSETS
The Company periodically assesses the potential impairment of its intangible and other long-lived assets based on anticipated undiscounted cash flows.

REVENUE RECOGNITION
Revenues are recognized upon shipment. Estimated returns and warranty costs are recorded at the time of sale.

FOREIGN CURRENCY TRANSLATION
Financial position and results of operations of the Company's international subsidiary generally are measured using local currency as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at each fiscal year-end. Statements of operations accounts are translated at the average rates of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a cumulative translation adjustment in stockholders' equity.

RESEARCH AND DEVELOPMENT
Research and development (R&D) costs, including software development, are expensed when incurred. Software development costs are required to be expensed until the point that technological feasibility and proven marketability of the product are established; costs otherwise capitalizable after such point also are expensed because they are insignificant. Customer-funded R&D is deferred and recognized as a reduction of R&D expenses as costs are incurred in the accompanying statements of income. All other R & D costs are expensed as incurred.

INCOME TAXES
Deferred income taxes are recorded to reflect the tax consequences in future years of differences between the financial reporting and tax bases of assets and liabilities. Income tax expense is the sum of the tax currently payable and the change in the deferred tax assets and liabilities during the period. Valuation allowances are established when, in the opinion of management, there is uncertainty that some portion or all of the deferred tax assets will not be realized.

NET INCOME PER SHARE
Basic net income (loss) per share is calculated based on the weighted average of common shares outstanding during the period. Diluted Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding. The Company's only common stock equivalents are those that result from dilutive common stock options. The calculation of diluted earnings per common share for 1997 and 1998 includes 128,000 and 309,000 of such common stock equivalents, respectively. The calculation of diluted loss per common share for 1999 excludes 124,000 equivalent shares because their effect would be antidilutive.

RECENT ACCOUNTING DEVELOPMENTS
In June 1999 the FASB issued Statement of Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133." SFAS No. 137 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 137 is effective for the Company in the first quarter of the year beginning January 1, 2000. The adoption of SFAS 137 will not have an impact on the Company's consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The SAB summarizes certain of the SEC's views regarding revenue recognition. The provisions of SAB No. 101 are effective for the year beginning January 1, 2000. The Company is currently analyzing the effect of the guidance outlined in SAB 101 but does not currently believe that it will have a significant impact on its consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION
(In thousands, except share and per share amounts)

NOTE 2 - OTHER FINANCIAL STATEMENT DATA

INVENTORIES CONSIST OF THE FOLLOWING:

--------------------------------------------------------------------------------
December 31,                                                 1999          1998
--------------------------------------------------------------------------------

Raw materials and
   purchased parts                                        $ 3,531       $ 5,307
Work in process                                               912         1,045
Finished goods                                              1,009           573
--------------------------------------------------------------------------------
                                                            5,452         6,925

Allowance for obsolesence                                    (455)         (880)
--------------------------------------------------------------------------------
                                                          $ 4,997       $ 6,045
================================================================================


EQUIPMENT AND LEASEHOLD IMPROVEMENTS CONSIST OF THE FOLLOWING:

--------------------------------------------------------------------------------
December 31,                                                 1999          1998
--------------------------------------------------------------------------------

Equipment                                                 $ 5,769       $ 4,349
Leasehold improvements                                      1,029         1,010
--------------------------------------------------------------------------------
                                                            6,798         5,359
Accumulated
   depreciation and amortization                           (4,093)       (2,788)
--------------------------------------------------------------------------------
                                                          $ 2,705       $ 2,571
================================================================================


INTANGIBLE AND OTHER ASSETS CONSIST OF THE FOLLOWING:

--------------------------------------------------------------------------------
December 31,                                                 1999          1998
--------------------------------------------------------------------------------

Goodwill                                                  $ 7,331
Acquisition-related Intangibles                             4,564
Capitalized patent costs                                      697       $   609
Other                                                         302
--------------------------------------------------------------------------------
                                                           12,894           609
Accumulated Amortization                                   (1,751)         (452)
--------------------------------------------------------------------------------

Total intangible and other
   assets, net                                            $11,143       $   157
================================================================================

Acquisition related intangibles include amounts capitalized in connection with the acquisition of businesses and product lines, including product technology and trademarks.


ACCRUED EXPENSES CONSIST OF THE FOLLOWING:

--------------------------------------------------------------------------------
December 31,                                                 1999          1998
--------------------------------------------------------------------------------

Wages and benefits                                        $   925       $   701
Warranty costs                                                412           566
Other                                                         858           673
--------------------------------------------------------------------------------

                                                          $ 2,195       $ 1,940
================================================================================


NOTE 3 - ACQUISITIONS

In April 1999, the Company acquired of all the outstanding shares of Kestra Limited, a British limited liability company organized under the Companies Act of 1985 ("Kestra"). Total consideration paid of $9,040 included $7,943 of cash paid to shareholders of Kestra at closing, $408 paid into escrow to cover various warranties and $689 of guaranteed notes. The Company also repaid certain indebtedness of Kestra to one of its shareholders and certain other obligations related to the shares acquired totaling $2,364 and paid direct acquisition costs of approximately $536. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed, and the results of operations of Kestra are included in the consolidated financial statements of the Company since the acquisition date. The purchase price was allocated as follows:

--------------------------------------------------------------------------------
Cash                                                                    $ 9,040
Direct acquisition costs                                                    536
Kestra liabilities assumed                                                2,619
           Total Purchase Price                                          12,195

Estimated fair value of tangible
   assets acquired (approximates
   recorded book value)                                                     198

--------------------------------------------------------------------------------
Purchase price in excess of estimated
   fair value of tangible assets acquired                               $11,997
================================================================================

Estimated fair value of purchased in-process research and development and goodwill:
       In-process research and development                                6,530
       Goodwill                                                           5,467
--------------------------------------------------------------------------------
                                                                        $11,997
================================================================================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION
(In thousands, except share and per share amounts)

Valuation of the purchased in-process research and development was conducted by an independent third party appraisal company. The purchased in-process research and development consisted of Kestra's projects to develop pre-oven and post-reflow in-line inspection systems for printed circuit boards assemblies utilizing a statistical technique called principle component analysis (PCA). PCA is based on statistical appearance modeling that can learn for itself how to recognize any object. The pre-oven system involves checking for placement of components on circuit boards. The post-reflow system involves inspection of the solder joints, after the solder paste applied to the leads of components placed on circuit boards has been melted by the oven. Based upon the independent third-party appraisal, management estimates that $3,200 and $3,300 of the purchase price represents the fair value of purchased in-process research and development related to the pre-oven and post-reflow systems, respectively, that as of the acquisition date had not yet reached technological feasibility and have no alternative future uses. These amounts were expensed as a non-recurring, non-tax-deductible charge upon consummation of the acquisition. At the time of acquisition, management was uncertain whether the technology being developed for either system would ultimately meet the technical specifications required for circuit board production or be commercially acceptable. Failure to achieve these specifications will cause the pre-oven and post-reflow system to fail. If these products are not successfully developed the sales and profitability of the combined Company may be adversely affected in future periods. Additionally, the value of the goodwill acquired may become impaired.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION
(In thousands, except share and per share amounts)

The Company estimated that the purchased in-process research projects related to the pre-oven and post-reflow systems were 79% and 71% complete, respectively, based upon research and development costs incurred to date compared to total estimated development costs for each project. As of the date of acquisition, the estimated cost to complete the pre-oven project to a point of technological feasibility was $487,000, expected to be incurred in the second and third quarters of 1999. As of the date of acquisition, the estimated cost to complete the post-reflow system to a point of technological feasibility was $540,000, expected to be incurred primarily in th fourth quarter of 1999 and the first and second quarters of 2000. These estimates are subject to change, given uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

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

The Company commercially introduced the pre-oven system in the fourth quarter of 1999, and is currently performing technical evaluations for potential customers. Research and development costs have not been significantly different from management's estimates. The Company is continuing development of the acquired in-process post-reflow technology and currently believes that the product may be introduced in late 2000 or early 2001. Delays in the introduction of the post-reflow product are the result of resource constraints resulting from focusing resources on the pre-oven system and are not expected to cause any significant changes in originally estimated research and development costs. Management has not significantly changed its estimates of revenues to be generated from future sales of pre-oven and post-reflow systems. However, these expectations are subject to change, given uncertainties of the development process and potential changes in market expectations.

On May 5, 1999, the Company acquired substantially all of the operating assets and assumed certain liabilities of HAMA Laboratories, Inc. ("HAMA") through HAMA Sensors, Inc., a newly formed, wholly-owned subsidiary of the Company ("HSI"). Pursuant to the Asset Purchase Agreement between HSI, HAMA and the two shareholders of HAMA, HSI paid HAMA $6,750 of cash at closing, $500 of which was deposited in an escrow account to cover certain indemnities, and $245 based on the adjusted net asset value of HAMA at closing. In addition, the Company agreed to pay HAMA up to $4.1 million of additional consideration based on meeting certain operating thresholds over the next 3 years. The Company also paid direct acquisition costs of approximately $169.

The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed, and the results of operations of HSI have been included in the financial statements of the Company since the acquisition date. The purchase price was allocated to the acquired assets and assumed liabilities as follows:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION
(In thousands, except share and per share amounts)

--------------------------------------------------------------------------------
Cash                                                                    $ 6,995
Direct acquisition costs                                                    169
HAMA liabilities assumed                                                     33
           Total Purchase Price                                           7,197

Estimated fair value of tangible
   assets acquired (approximates
   recorded book value)                                                     479

--------------------------------------------------------------------------------
Purchase price in excess of estimated
   fair value of tangible assets acquired                               $ 6,718
================================================================================

Estimated fair value of
   purchased in-process research and development
   and intangible assets:
       Current technology                                                 4,065
       In-process research and development                                  771
       Trademarks                                                            82
       Goodwill                                                           1,800
--------------------------------------------------------------------------------
                                                                        $ 6,718
================================================================================

Valuation of the purchased in-process research and development, current technology and trademarks was conducted by an independent third-party appraisal company.

At the time of the acquisition, the purchased in-process research and development consisted of HAMA's projects to develop laser-based proximity sensors for robotic semiconductor wafer handling which can potentially be used in a vacuum environment and laser micrometers that will be used in semiconductor manufacture and other operations. The technology under development for use in these laser-based sensors utilizes a complex combination of optical components, firmware and electronics, along with customized microprocessors and mechanical designs. Specific in-process projects as of the date of acquisition include development of Laser-Based Vacuum Proximity Sensors, Six-Inch laser Micrometers, Mini Through Beam Micrometers and Customizable Kit Micrometers. The Company is uncertain whether the technology being developed for either the proximity sensors or the laser micrometers will ultimately meet the technical specifications required for semiconductor wafer handling or be commercially acceptable. Based upon an independent third-party appraisal, management allocated $771 of the purchase price to proximity sensors and laser micrometers that had not yet reached technological feasibility and have no alternative future uses. The estimated fair value of each acquired in-process research and development technology was appraised as follows:

Vacuum Proximity Sensors:                                               $82,000

Six-Inch Laser Micrometers:                                            $210,000

Mini Through Beam Micrometers:                                          $55,000

Customizable Kit Micrometers:                                          $424,100

These amounts were expensed as a non-recurring, tax-deductible charge upon consummation of the acquisition. At the time of acquisition management was uncertain whether the technology being developed for either the proximity sensors of the laser micrometers would ultimately meet the technical specifications required for semiconductor wafer handling or be commercially acceptable. Failure to achieve these specifications would cause the proximity sensors and the laser micrometer projects to fail.

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

As of the date of acquisition, the Company estimated that the initial vacuum proximity sensor product to be developed from the purchased in-process research and development may be introduced during the third quarter of 1999. As of the date of acquisition, the Company estimated that the initial six-inch laser micrometer product to be developed from the purchased in-process research and development may be introduced during fourth quarter of 1999. At the acquisition date, the anticipated introduction date for the customizable kit micrometers was the fourth quarter of 1999 and the through beam micrometer was targeted for introduction in mid-2000. The Company expects that all the purchased in-process research and development will reach technological feasibility. However, even if technological feasibility is achieved (of which there can be no assurance) there can be no assurance that the commercial viability of the purchased in-process research and development projects will achieve management's expectations.

As of the date of acquisition, the nature of the development efforts related to the purchased in-process research and development projects, as well as the efforts required to complete development of those projects into commercially viable products are discussed below:

Laser-Based Vacuum Proximity Sensors - Early stage development efforts had focused on preliminary mechanical and electrical designs, and the completion of early stage prototypes. Environmental and functional testing had just begun on the early prototypes. Development to be completed included obtaining feedback from the prototype testing and determining the level of additional design work required to complete final mechanical, electrical and optical designs. Management believed that once these processes were completed, beta prototypes would be developed and final testing would be performed on the beta units.

Six-Inch Laser Micrometers - Development had focused on completion of the preliminary mechanical, electrical, CCD (charge coupled device) receiver and optics designs. Development prototypes had been completed and initial tests had been performed. Based on the feedback received from the prototype testing, additional development efforts were to focus on design changes required for the six-inch micrometer to meet additional technical specifications. If it was determined that additional development efforts would potentially allow for development of a product that would meet specifications, additional prototypes would be developed. Further functional testing would be performed and management believed that beta units would then be developed.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION
(In thousands, except share and per share amounts)

Mini Through Beam Micrometers - This product was in the early stages of development, and efforts had focused preliminary on mechanical, electrical and optical designs. Once preliminary design efforts are completed, prototypes will be developed and tested. Future development efforts will depend on the results of these prototype test results. However, management would anticipate future development and testing of beta units following this prototype testing.

Customizable Kit Micrometers - Development had focused on completion of the preliminary mechanical, electrical, CCD receiver and optics designs. Prototypes had been completed and initial field testing was underway. Initial test results indicate that the prototypes were performing up to specification in one application. However, testing in multiple unique applications was necessary before the preliminary testing on adaptability of the modular components could be completed. Other opportunities for testing prototypes in other applications were being sought. It was anticipated that design changes and modifications to the firmware could be needed as test results were accumulated and analyzed. If it was determined that additional development efforts would potentially allow for development of a product that would meet technical specifications, additional prototypes would be developed. Further functional testing would be performed and management then believes that beta units would be developed and tested.

Development has been completed on the vacuum sensor and the customizable kit micrometer and these products were introduced during the fourth quarter of 1999. The mini laser micrometer is planned to be released in the second quarter of 2000. The Company has temporarily put on hold development of the acquired in-process technologies related to the six-inch micrometer due to manufacturability issues. These factors could impact the product development and release schedule.

During February of 1999, the Company acquired certain technology and other assets from Electronic Packaging Company (EPC). The acquired technology and other assets relate to a system that will inspect loaded circuit boards (circuit boards with components placed thereon) to determine proper orientation of the component and that the correct component is placed. The system is designed to be used off-line for purposes of first article inspection. These assets were acquired for $404 of cash and were accounted for using the purchase method, whereby the purchase consideration was allocated to assets based on estimated fair market value and will be amortized over the estimated useful life.

The following table presents unaudited pro forma condensed consolidated results of operations as if the acquisitions of Kestra and HAMA had occurred as of the beginning of fiscal 1998. The unaudited pro forma consolidated results of operations have been adjusted to eliminate the effect of the non-recurring charges to operations of $7,040 (net of tax) for the estimated fair value allocated to the acquired in-process research and development technology. The pro forma information includes adjustments for additional amortization of identifiable intangibles and goodwill, the reduction of historical HAMA compensation expense for executives to reflect contractual changes to the Company's compensation structure, the reduction of interest income due to the cash used for the acquisitions and the related tax impacts of these adjustments. The unaudited pro forma consolidated results of operations are presented for illustrative purposes only and are not necessarily indicative of the combined financial results that actually would have resulted had the acquistions, in fact, occured on that date (in thousands):

--------------------------------------------------------------------------------
                                                        1999               1998
--------------------------------------------------------------------------------

Revenue                                             $ 40,422           $ 38,786
Net income (loss)                                   $    655           $    301
Net income (loss)
   per share - Basic                                $   0.13           $   0.06
Net income (loss)
   per share - Diluted                              $   0.13           $   0.06

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION
(In thousands, except share and per share amounts)

NOTE 4 - INCOME TAXES

THE PROVISION FOR INCOME TAXES CONSISTS OF THE
FOLLOWING:

--------------------------------------------------------------------------------
                                                   1999        1998        1997
--------------------------------------------------------------------------------

Current:
   Federal                                      $ 1,454     $ 1,820     $ 2,061
   State                                             14          75          76
Deferred                                           (405)       (160)         20
--------------------------------------------------------------------------------
                                                $ 1,063     $ 1,735     $ 2,157
================================================================================


DEFERRED TAX ASSETS CONSIST OF THE FOLLOWING:

--------------------------------------------------------------------------------
December 31,                                       1999        1998        1997
--------------------------------------------------------------------------------

Inventory allowances                            $   162     $   320     $   300
Vacation accrual                                     98          80          70
Accounts receivable
   allowances                                        41          45          45
Warranty accrual                                    144         205         126
Intangible amortization                             360
Net operating loss
   carryforwards                                  1,667
Other, net                                          290         (11)         46
--------------------------------------------------------------------------------
                                                  2,762         690         530
Valuation allowance                              (1,667)         --          --
Net deferred tax asset
   included in other
   current assets                               $ 1,095     $   690     $   530
================================================================================

The net operating loss carryforwards relate to losses incurred in the UK by Kestra, a development stage company acquired in 1999. The utilization of net operating loss carryforwards is dependent on Kestra's ability to generate sufficient taxable income during the carryforward period. Because of uncertainty as to future realization, a valuation allowance equal to the deferred tax asset has been recorded. Once realization becomes probable, the valuation allowance will be reversed. Approximately $1,200 of the net operating loss carry forwards relate to pre-acquisition losses and would be recorded as an adjustment to the opening balance sheet, primarily goodwill, if the valuation allowance is reversed.


A RECONCILIATION OF THE STATUTORY RATE TO THE EFFECTIVE INCOME TAX RATE IS AS
FOLLOWS:

--------------------------------------------------------------------------------
                                                  1999         1998       1997
-------------------------------------------------------------------------------

Federal statutory rate                           (34.0%)       34.0%      34.0%
Increase (decrease)
    resulting from:
   State income taxes, net
    of federal benefit                             0.5          1.1        1.2
   FSC benefit, net of
    FSC taxes                                     (2.1)        (3.5)      (1.8)
   R&E credit                                     (8.2)        (4.5)      (4.6)
   Foreign rate difference                         7.8
   Acquired IPR&D                                 44.2
   Valuation allowance                            10.5
   Non-deductible goodwill                         4.8
   Other, net                                      0.5          5.0        3.1
-------------------------------------------------------------------------------
Effective rate                                    24.0%        32.1%      31.9%
===============================================================================

Cash payments of income taxes for the years ended December 31, 1999, 1998 and 1997, were approximately $1,138, $1,663 and $1,033 respectively.


NOTE 5 - OPERATING LEASES

The Company leases its primary office, warehouse and manufacturing facility under a 10 year operating lease that expires in April 2006. The Company has the option to extend the lease for two additional three year periods. The lease requires the Company to pay insurance, property taxes and other operating expenses related to the leased facility. The Company also leases facilities for the operations of its two subsidiaries, under operating leases which expire in September 2004 and June 2013, respectively.

Total rent expense for the years ended December 31, 1999, 1998 and 1997, was approximately, $905, $810 and $659, respectively.

At December 31, 1999, the future minimum lease payments required under noncancellable operating lease agreements, are as follows:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION
(In thousands, except share and per share amounts)

Year ending December 31,
2000                                   $   716
2001                                       739
2002                                       751
2003                                       751
2004                                       737
Thereafter                               1,613
----------------------------------------------
Total                                  $ 5,307
==============================================


NOTE 6 - STOCKHOLDERS' EQUITY

In February 1998, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of common stock for the purpose of providing the necessary common stock for the Company's stock option and employee stock purchase plans. In 1998, all 500,000 shares were repurchased through open market purchases, block transactions or privately negotiated purchases. In October 1998, the Company's Board of Directors authorized the repurchase of up to an additional 250,000 shares of common stock. No shares were repurchased under the second authorization, which expired in October 1999. During 1998, the Company issued 10,000 shares of restricted stock to an executive at the market price on the issue date of $19.50 per share. Of these shares, 2000 vested upon issuance and the remaining 8,000 shares vest over 4 years.

NOTE 7 - BENEFIT PLANS

STOCK OPTION PLAN
The Company has three stock option plans for which it has reserved 1,029,000 shares of common stock in the aggregate for issuance to employees, directors, officers and others. In addition, there are 100,000 shares reserved, and included in the following summaries, for issuance to an executive that are not part of the three stock option plans. Reserved shares underlying canceled options are available for future grant under all plans. Options are granted at an option price per share equal to or greater than the market value at the date of grant. Generally, options granted to employees vest over a four-year period and expire five years after the date of grant. The plans allow for option holders to tender shares of the Company's common stock as consideration for the option price provided that the tendered shares have been held by the option holder at least 6 months. Options exercised by tendering shares are shown at the net amount.

THE FOLLOWING IS A SUMMARY OF STOCK OPTION PLAN ACTIVITY:

--------------------------------------------------------------------------------
Shares                                        1999          1998           1997
--------------------------------------------------------------------------------

Granted                                    325,600       235,050        258,900
Exercised                                  (37,504)      (77,053)      (142,495)
Canceled                                   (37,390)      (78,751)       (34,650)

December 31:
Outstanding                              1,050,202       799,496        720,250

Exercisable                                412,887       276,334        182,162


Weighted average exercise price
per share                                     1999          1998           1997
--------------------------------------------------------------------------------

Granted                                 $    13.44      $  17.16      $   18.31
Exercised                                     8.10          7.71           6.67
Canceled                                     12.42         14.00          14.67

December 31:
Outstanding                                  15.11         15.35          13.79

Exercisable                                  14.80         12.79           9.54
================================================================================

Stock options outstanding as of December 31, 1999, had a range of exercise prices of $6.00 to $25.50 and a weighted average remaining contractual life of approximately 4.5 years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION
(In thousands, except share and per share amounts)

THE FOLLOWING IS A SUMMARY OF OUTSTANDING OPTIONS AS OF DECEMBER 31, 1999:

                                                                     Weighted
Exercise                                Options       Options        Average
Price                                 Outstanding   Exercisable   Remaining Life
--------------------------------------------------------------------------------

Less than $10.00                         66,000        66,000       4.88 years
$10.00 to $13.49                        390,652       102,912       3.52 years
$13.50 to $16.99                        237,525       106,975       4.11 years
$17.00 to $20.00                        254,900        80,500       5.31 years
Over $20.00                             101,125        48,375       6.70 years
================================================================================

As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", the Company continues to measure compensation cost for its stock incentive and option plans using the intrinsic value method of accounting.

Had the Company used the fair value method of accounting for its stock option and incentive plans beginning in 1995 and charged compensation costs against income over the vesting period, net income and net income per share for 1999, 1998 and 1997 would have been reduced to the following pro forma amounts:

--------------------------------------------------------------------------------
                                                  1999         1998        1997
--------------------------------------------------------------------------------

Net Income:
   As reported                                 $(5,496)     $ 3,669     $ 4,597
   Pro forma                                   $(7,249)     $ 2,173     $ 3,591

Net income per share:
   As reported - Basic                         $ (1.10)     $  0.71     $  0.88
   Pro forma - Basic                           $ (1.45)     $  0.42     $  0.68

   As reported - Diluted                       $ (1.10)     $  0.69     $  0.83
   Pro forma - Diluted                         $ (1.45)     $  0.41     $  0.65

The pro forma information above only includes stock options granted in 1995 and subsequent periods. Compensation expense under the fair value method of accounting will increase over the next few years as additional stock option grants are considered. The weighted-average grant-date fair value of options granted during 1999, 1998 and 1997 was $7.59, $9.67 and $11.22, respectively. The weighted-average grant-date fair value of options was determined by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

--------------------------------------------------------------------------------
                                                     1998       1997       1996
--------------------------------------------------------------------------------

Risk-free interest rates                             5.41%      5.27%      6.39%
Expected life                                     4 YEARS    4 years    4 years
Expected volatility                                 69.24%     68.47%     63.97%
Expected dividends                                   NONE       None       None

EMPLOYEE STOCK PURCHASE PLAN
The Company has an Employee Stock Purchase Plan available to eligible employees. Under terms of the plan, eligible employees may designate from 1 to 10% of their compensation to be withheld through payroll deductions for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. Under the plan, 400,000 shares of common stock have been reserved for issuance. As of December 31, 1999, 171,685 shares have been issued under this plan.

401(k) PLAN
The Company has a savings plan pursuant to Section 401(k) of the Internal Revenue Code ("the Code"), whereby eligible employees may contribute up to 15% of their earnings, not to exceed annual amounts allowed under the Code. In addition, the Company may also make contributions at the discretion of the Board of Directors. In 1999, 1998 and 1997, the Company provided for matching contributions totaling $155, $157, and $144, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION
(In thousands, except share and per share amounts)

NOTE 8 - BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS

Effective at year-end 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS 131 requires the management approach in determining business segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. Following a management reorganization in 1999 and a review of the Company's internal organization, management determined that the Company operates its business as one reportable segment - the design, manufacture and sale of optical process control sensors and inspection systems for electronic circuit board assembly. To make operating and strategic decisions, the Company's chief operating decision maker, the President, evaluates revenue performance based on worldwide revenues of each major product group and profitability on an enterprise-wide basis due to shared manufacturing, research and development and administrative services. Revenues by product group were as follows:

--------------------------------------------------------------------------------
Year ended December 31,                          1999         1998         1997
--------------------------------------------------------------------------------

OEM sensors                                  $ 26,268     $ 26,713     $ 23,613
SMT systems                                     9,322        7,506        8,542
Industrial
   Measurements/
   Semiconductor                                4,037        2,417        2,965
--------------------------------------------------------------------------------
                                             $ 39,627     $ 36,636     $ 35,120
================================================================================

THE FOLLOWING SUMMARIZES CERTAIN SIGNIFICANT CUSTOMER INFORMATION:

                                              Significant            Percentage
                                               Customer   Revenues   of Revenues
--------------------------------------------------------------------------------

Year ended
   December 31, 1999                              A       $13,403        34%
                                                  B       $ 6,026        15%
Year ended
   December 31, 1998                              A       $ 9,700        27%
                                                  B       $10,797        30%
Year ended
   December 31, 1997                              A       $ 4,420        13%
                                                  B       $ 7,704        22%

As of December 31, 1999, accounts receivable from significant customers A and B were $2,077 and $2,467, respectively. As of December 31, 1998, accounts receivable from significant customers A and B were $1,932 and $1,432, respectively.

Export sales amounted to 82%, 82% and 69% of revenues for 1999, 1998 and 1997, respectively. All of the Company's export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

--------------------------------------------------------------------------------
                                                 1999         1998         1997
--------------------------------------------------------------------------------

Americas                                     $  1,888     $  1,400     $    393
Europe                                         16,759       12,237        5,964
Asia                                           11,858       16,169       17,504
Other                                             132          117          298
--------------------------------------------------------------------------------
                                             $ 30,637     $ 29,923     $ 24,159
================================================================================


NOTE 9 - CONTINGENCIES

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION
(In thousands, except share and per share amounts)

NOTE 10 - QUARTERLY FINANCIAL INFORMATION
(In thousands, except per share amounts)

1999 (UNAUDITED)                        MARCH 31       JUNE 30(2)    SEPT. 30       DEC. 31
--------------------------------------------------------------------------------------------
Revenues                                $  7,705      $  8,811       $ 10,418      $ 12,693
Gross margin                               4,168         4,906          6,047         7,364
Income from operations                       252        (7,613)           352         1,078
Net income (loss)                            552        (7,249)           201         1,000
Net income (loss) per share - Basic (1)     0.11         (1.46)          0.04          0.20
Net income (loss) per share - Diluted (1)   0.11         (1.46)          0.04          0.19

1998 (UNAUDITED)                        MARCH 31       JUNE 30       SEPT. 30       DEC. 31
--------------------------------------------------------------------------------------------
Revenues                                $ 10,630      $  9,718       $  7,737      $  8,551
Gross margin                               6,183         5,317          4,077         4,560
Income from operations                     1,705           955             72           452
Net income                                 1,568         1,052            404           645
Net income per share - Basic (1)            0.29          0.20           0.08          0.13
Net income per share - Diluted (1)          0.28          0.19           0.08          0.13

(1) The summation of quarterly per share amounts may not equal the calculation for the full year, as each quarterly calculation is performed discretely.

(2) Includes a $1.42 per share, net of tax, non-recurring charge for acquired in-process research and development.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of
CyberOptics Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' equity and comprehensive income (loss) present fairly, in all material respects, the financial position of CyberOptics Corporation as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management, our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Minneapolis, Minnesota
January 28, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE.


PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the heading "Election of Directors--Nominees and --Executive Officers" and "Shares Outstanding" of the Company's definitive proxy statement for its annual meeting of shareholders to be held May 19, 2000 (hereafter, the "Proxy Statement"), is hereby incorporated by reference.

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

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements: See Item 8 to this Form 10-K.

(a)(2) Financial Statement Schedule: Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998 and 1997, and the report of PricewaterhouseCoopers LLP thereon are attached as Item 14(d).

(a)(3)   LIST OF EXHIBITS

Exhibit Number             Description
--------------             -----------

         2.1 Agreement for the sale and purchase of the entire issued share capital of Kestra Limited (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 21, 1999).

         2.2 Tax Deed between Michael Bowes, John Tinning, Christopher Brook Jackson, Manchester Technology Developments, Ltd and CyberOptics Corporation (incorporated by reference to Exhibit
                  2.2 to the Company's Current Report on Form 8-K filed April 21, 1999).

         2.3 Asset Purchase Agreement dated May 5, 1999 between the Company, Hama Sensors, Inc., HAMA Laboratories, Inc and Mark
                  J. Cerny and J. Hans Bartunek (incorporated by reference to
                  Exhibit 2.1 to the Company's Current Report on Form 8-K filed May 20, 1999).

         2.4 Escrow Agreement between Hama Sensors, Inc., HAMA Laboratories, Inc, and U.S. Bank Trust National Association, as escrow agent (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed May 20, 1999).

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

         3.3 Rights Agreement, dated as of December 7, 1998, between the Company and Norwest Bank Minnesota, N.A., as Rights Agent, (incorporated by reference to the Company's Registration Statement on Form 8-A, dated December 7, 1998).

         4.1 Restated Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed August 18, 1998 (file no 333-61711)).

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

         27.1     Financial Data Schedule (for electronic filing purposes only).

         99.0     Forward Looking Statements--Cautionary Statement

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed for the quarter ended December 31, 1999.

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


                                                      PricewaterhouseCoopers LLP

Minneapolis, Minnesota
January 28, 2000

                                                                     SCHEDULE II

                             CYBEROPTICS CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                        Balance at      Charged to                        Balance
                                       Beginning of     Costs and                        at end of
            Description                  Period         Expenses       Deductions         Period
            -----------                  ------         --------       ----------         ------
Allowance for doubtful accounts:

   Year ended December 31, 1999        $  124,811      $   10,000      $   10,623       $  124,188

   Year ended December 31, 1998        $  125,006      $   11,470      $   11,665       $  124,811

   Year ended December 31, 1997        $  125,566      $   11,844      $   12,404       $  125,006

                                        Balance at      Charged to                        Balance
                                       Beginning of     Costs and                        at end of
            Description                  Period         Expenses       Deductions         Period
            -----------                  ------         --------       ----------         ------

Allowance for obsolete inventory:

   Year ended December 31, 1999        $  880,142      $  361,180      $ (786,322)      $  450,000

   Year ended December 31, 1998        $  675,000      $  454,753      $ (249,611)      $  880,142

   Year ended December 31, 1997        $  474,846      $  445,000      $ (244,846)      $  675,000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CYBEROPTICS CORPORATION



Dated: March 27, 2000                  By /s/ STEVEN M. QUIST
                                          -------------------
                                          Steven M. Quist,
                                          President and CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                           Title                              Date
----                           -----                              ----

/s/ STEVEN M. QUIST            Director and President and CEO     March 27, 2000
--------------------------     (Principal Executive Officer)
Steven M. Quist

/s/ STEVEN K. CASE             Chairman and Director              March 27, 2000
--------------------------
Steven K. Case

/s/ ALEX B. CIMOCHOWSKI        Director                           March 27, 2000
--------------------------
Alex B. Cimochowski

/s/ KATHLEEN P. IVERSON        Director                           March 27, 2000
--------------------------
Kathleen P. Iverson

                               Director                           March 27, 2000
--------------------------
Michael M. Selzer, Jr.

/s/ IRENE QUALTERS             Director                           March 27, 2000
--------------------------
Irene Qualters

/s/ ERWIN KELEN                Director                           March 27, 2000
--------------------------
Erwin Kelen

/s/ RICHARD G. BALLINTINE      Vice President-Finance             March 27, 2000
--------------------------     (Principal Accounting Officer)
Richard Ballintine