Form 10-Q
period 2000-03-31
CYBEROPTICS CORP
filed 2000-05-15
CIK 768411

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Check One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2000
                                --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ________________ to ________________

Commission file number  0-16577
                       --------


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

                                 (763) 542-5000
                                 --------------
                           (Issuer's telephone number)

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

At May 9, 2000, 5,104,568 shares of the issuer's Common Stock, no par value, were outstanding.

PART I. FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                             CYBEROPTICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                  MARCH 31, 2000    DEC. 31, 1999
                                                                      (UNAUDITED)
--------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                $ 9,550          $10,196
Marketable securities                                                     12,745            8,509
Accounts receivable, net                                                   6,597            7,762
Inventories                                                                5,365            4,997
Other current assets                                                       1,728            1,756
--------------------------------------------------------------------------------------------------
                    Total current assets                                  35,985           33,220
Marketable securities                                                      4,730            4,396
Equipment and leasehold improvements, net                                  3,050            2,705
Intangible and other assets, net                                          10,622           11,143
--------------------------------------------------------------------------------------------------
                    Total assets                                         $54,387          $51,464
==================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                         $ 1,966          $ 1,886
Income taxes payable                                                       1,345              879
Accrued expenses                                                           2,398            2,195
--------------------------------------------------------------------------------------------------
                    Total current liabilities                              5,709            4,960
Commitments and contingencies
Stockholders' equity:
      Preferred stock, no par value, 5,000 shares
        authorized, none outstanding
      Common stock, no par value, 25,000 shares
       authorized, 5,091 and 5,018 shares issued
       and outstanding, respectively                                      34,503           33,479
      Retained earnings                                                   14,362           13,029
      Accumulated other comprehensive income (loss)                         (187)              (4)
--------------------------------------------------------------------------------------------------
                    Total stockholders' equity                            48,678           46,504
--------------------------------------------------------------------------------------------------
                    Total liabilities and stockholders' equity           $54,387          $51,464
==================================================================================================

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                              CYBEROPTICS CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                      (In thousands, except per share amounts)


                                                    THREE MONTHS ENDED MARCH 31,
                                                          2000          1999
------------------------------------------------------------------------------
Revenues                                                $13,509        $7,705
Cost of revenues                                          5,195         3,537
------------------------------------------------------------------------------
     Gross margin                                         8,314         4,168
Research and development expenses                         2,396         1,752
Selling, general and administrative expenses              3,620         2,164
Amortization of goodwill and other intangibles              426
------------------------------------------------------------------------------
     Income from operations                               1,872           252
Interest income and other                                   341           530
------------------------------------------------------------------------------
     Income before income taxes                           2,213           782
Provision for income taxes                                  880           230
------------------------------------------------------------------------------
     Net income                                         $ 1,333        $  552
==============================================================================
Net income per share - Basic                            $  0.26        $ 0.11
Net income per share - Diluted                          $  0.24        $ 0.11
==============================================================================
Weighted average shares outstanding - Basic               5,049         4,955
Weighted average shares outstanding - Diluted             5,550         5,039
==============================================================================

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                    THREE MONTHS ENDED MARCH 31,
                                                               2000        1999
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                           $ 1,333    $   552
        Adjustments to reconcile net income to
          net cash provided by operating activities:
          Depreciation and amortization                          789        302
          Provision for doubtful accounts                         10
          Provision for losses on inventories                    155         80
          Amortization of restricted stock                        10         10
          Changes in operating assets and
             liabilities:
             Accounts receivable                               1,155        413
             Inventories                                        (523)       413
             Other current assets                                (19)        85
             Accounts payable                                     80        265
             Income taxes payable                                466        178
             Accrued expenses                                    203         86
--------------------------------------------------------------------------------
                 Net cash provided
                   by operating activities                     3,659      2,384

CASH FLOWS FROM INVESTING ACTIVITIES:
        Sales and maturities of marketable securities                    11,001
        Purchases of marketable securities                    (4,577)
        Purchases of businesses and technology, net of
             cash acquired                                                 (736)
        Additions to equipment and leasehold improvements       (682)      (250)
        Additions to patents                                     (60)        (7)
--------------------------------------------------------------------------------
                 Net cash provided (used) by
                  investing activities                        (5,319)    10,008

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from exercise of stock options                1,014        119
--------------------------------------------------------------------------------
             Net cash used in financing activities             1,014        119

Increase (decrease) in cash and cash equivalents                (646)    12,511
Cash and cash equivalents - beginning of period               10,196      4,963
--------------------------------------------------------------------------------
Cash and cash equivalents - end of period                    $ 9,550    $17,474
================================================================================

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000


1. INTERIM REPORTING:

The interim consolidated financial statements presented herein as of March 31, 2000, and for the three month periods ended March 31, 2000 and 1999, are unaudited; however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three month period ended March 31, 2000, do not necessarily indicate the results to be expected for the full year. The December 31, 1999, consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


2. PRO-FORMA INFORMATION:

The following table presents unaudited pro forma consolidated results of operations as if the acquisitions of Kestra Limited (Kestra), acquired on April 6, 1999, and certain assets and liabilities of HAMA Laboratories, Inc. (HAMA), acquired on May 5, 1999, had occurred as of the beginning of 1999. The unaudited pro forma consolidated results of operations for the three months ended March 31, 1999 include adjustments for additional amortization of identifiable intangibles and goodwill, the reduction of historical HAMA compensation expense for executives to reflect contractual changes to the Company's compensation structure, the reduction of interest income due to the cash used for the acquisitions and the related tax impacts of these adjustments. The unaudited pro forma consolidated results of operations are presented for illustrative purposes only and are not necessarily indicative of the combined financial results that actually would have resulted had the acquisitions, in fact, occurred on those dates (In thousands):

                                             Pro Forma

                                         Three Months Ended

                                             March 31,
                                             ---------

                                                1999
                                                ----

Revenue                                        $8,204

Net loss                                       $ (368)

Net loss per share - Basic                     $(0.07)

Net loss per share - Diluted                   $(0.07)

3. INVENTORIES (IN THOUSANDS):

                                        March 31,      Dec. 31,
                                           2000          1999
                                       (unaudited)
                                       ------------------------

         Raw materials                  $3,209          $3,076

         Work in process                 1,141             912

         Finished goods                  1,471           1,009
                                       ------------------------
                 Total inventories      $5,365          $4,997
                                       ========================


4. NET INCOME (LOSS) PER SHARE:

Basic net income per share has been computed using the weighted average number of shares outstanding. The diluted net income per share includes the effect of common stock equivalents for each period. The number of shares utilized in the denominator of the diluted net income per share computation has been increased by 501,000 and 84,000 shares at March 31, 2000 and 1999, respectively. Options to purchase 467,000 shares of common stock at a weighted average price of $15.20 were outstanding at March 31, 1999 but were not included in the computation of diluted net income per share as the options exercise price was greater than the average market price of the common shares. At March 31, 2000 all options were included in the computation of diluted net income per share, as the average market price exceeded the option exercise price on all outstanding options.


5. COMPREHENSIVE INCOME (LOSS):

Statement of Financial Accounting Standards No. 130 requires that unrealized gains and losses on the Company's available-for-sale marketable securities and certain foreign currency translation adjustments be included as a component of other comprehensive income.

During the three months ended March 31, 2000 and 1999, total comprehensive income amounted to $1,150,000 and $427,000, respectively. Accumulated other comprehensive income at March 31, 2000 and December 31, 1999 was ($187,000) and ($4,000), respectively.

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

        -- The dependence of such operations on orders of one sensor product line from several large OEM's of component placement machines in the surface mount industry;

        --  The dependence of such operations on orders from two OEM customers;

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

        -- The ability of the Company to effectively integrate the operations of Kestra and HAMA so as to effectively introduce new products and the ability to effectively introduce other significant new product introductions planned for 2000;

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

GENERAL BUSINESS OVERVIEW:

CyberOptics Corporation designs and manufactures intelligent sensors and systems for high-precision, non-contact dimensional measurement and process control. Utilizing proprietary laser, machine vision and optics technology combined with advanced software and electronics, the Company's products enable manufacturers to increase operating efficiencies, product yields and quality by measuring the characteristics and placement of components both during and after the manufacturing processes. The Company sells its products worldwide through a combination of direct sales staff and independent distributors and representatives.

Revenues increased 75% to $13.5 million during the three month period ended March 31, 2000 compared to $7.7 million for the same period in 1999. This revenue growth was primarily the result of increased demand for capital equipment in the SMT assembly market, the primary market served by the Company's inspection system and OEM sensor products. Strengthening of demand in the SMT market began in the second half of 1999, following a slowdown that began in early 1998. In addition, revenues from semiconductor product resulting from the acquisition of certain assets of HAMA Laboratories in May of 1999 contributed $1.3 million to the increase in first quarter revenues.

Primarily as the result of revenue growth, operating income increased to $1.9 million during the three month period ended March 31, 2000 compared to $252,000 for the same period in 1999. Operating income was partially offset during the three month period ended March 31, 2000 by losses generated by CyberOptics Ltd. (formerly Kestra Ltd.), which recorded no revenue in the first quarter of 2000.

The Company anticipates strong demand for its products in both the SMT and semiconductor capital equipment markets to continue throughout 2000. In addition, new SMT systems, OEM sensors and semiconductor products are planned to be introduced in 2000 which will increase the Company's market penetration. Consequently, management expects revenue and operating income to continue to significantly exceed the levels reported in comparable quarters in 1999.

RESULTS OF OPERATIONS

REVENUES

The table below sets forth revenues by product group for the three month periods ended March 31:

                                     Three months ended
                                         March 31,
                                    2000           1999
                                    ----           ----

OEM Sensors                       $ 9,543        $ 5,577
SMT Systems                         2,390          1,529
Industrial Measurement
    & Semiconductor                 1,576            599

                                  -------        -------
    Total                         $13,509        $ 7,705

Revenues from the OEM sensor product group increased 71% during the three months ended March 31, 2000 compared to the same period in 1999. Revenues from OEM sensors increased primarily due to growth in worldwide demand for SMT production equipment, and the resulting increase in revenue from the Company's two largest OEM customers. The increase in revenues during 2000 from one of the Company's largest customers is due in part to a recovery in the Asian economy that began in the second half of 1999. The Company's two largest OEM customers accounted for approximately 56% of total revenues for the three months ended March 31, 2000, and 46% of revenues for the comparable period in 1999.

SMT system product group revenues increased 56% during the three month period ended March 31, 2000 from the comparable period in 1999. SMT systems revenues reflect sales of the Company's SE 200 and LSM 300 products. Increased SMT system revenue levels are primarily the result of strong demand for the SE 200 and LSM 300 products from electronic manufacturing services (EMS) customers. As a result of industry consolidation, EMS companies are becoming a larger proportion of worldwide electronic assemble capacity. Growing revenues are a reflection of efforts to increase the number of EMS company's that purchase Cyberoptics inspection products.

Industrial measurement and semiconductor product group revenues increased 163% during the three month period ended March 31, 2000 from the comparable period in 1999 due primarily to $1.3 million of revenue generated by HAMA. First quarter 1999 revenues do not reflect sales of HAMA as it was acquired in May 1999. HAMA's revenues during the first quarter of 2000 increased significantly over the $789,000 level in the fourth quarter of 1999 and reflect a growing semiconductor capital equipment market and increased acceptance of its products by semiconductor capital equipment manufacturers. The Company has substantially exited the industrial measurement market.

International revenues comprised approximately 78% and 77% of total revenues during the three month periods ended March 31, 2000 and 1999, respectively. The international markets in Western Europe, Japan and the rest of Asia account for a significant portion of the production capability of capital equipment for the manufacture of electronics, the primary market for the Company's OEM sensors and SMT systems product lines. Revenues generated from products used primarily for SMT production (revenues from OEM sensors and SMT systems) were approximately 88% and 92% of revenues for the three month periods ended March 31, 2000 and 1999, respectively.

GROSS MARGIN

Gross margin for the three months ended March 31, 2000 increased as a percent of revenues to 62% compared to 54% during the same period in 1999. Gross margin is highly dependent on the level of revenues over which to spread the fixed component of cost of sales and the related realization of manufacturing efficiencies. During 2000, gross margin was positively impacted by higher revenue levels, lower warranty costs and by the acquisition of HAMA, which has products that carry higher gross margins than the Company's pre-acquisition products.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 37% to $2.4 million during the three month period ended March 31, 2000 compared to the same period in 1999. As a percentage of revenue, research and development expenses decreased to 18% during 2000 from 23% during the comparable period in 1999. Increased research and development expense in 2000 was primarily due to the acquisition of Kestra and HAMA in the second quarter of 1999 and increased development spending required to complete new SMT systems products scheduled for commercial introduction later in 2000. Customer funded research and development is recognized as a reduction of research and development expense. During the thee months ended March 31, 2000, customer funded research and development recognized as a reduction of research and development expense totaled $97,000. There was not customer funded research and development during the first quarter of 1999.

Research and development expenses during the first quarter of 2000 were primarily focused on completion of the new high speed solder paste inspection system, the SE 300 and development work on the in-process products acquired from Kestra. In addition, research and development expenses in 2000 include development of next generation LaserAlign and semiconductor wafer mapping sensors.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 67% to $3.6 million during the three month period ended March 31, 2000 compared to $2.2 million during the comparable period in 1999. As a percentage of revenue, selling, general and administrative expenses decreased slightly to 27% in 2000 from 28% in 1999. Increased selling, general and administrative expenses in 2000 are primarily the result of personnel and marketing investments made to develop the end-user SMT systems sales and service channel and the acquisition of Kestra and HAMA and the costs associated with operating two subsidiary facilities.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

On April 6, 1999, the Company completed the acquisition of Kestra. At the time of the acquisition, Kestra had under development technologies for application in the pre-oven and post-oven reflow stages of electronic circuit board production, and Company recorded a $6.5 million charge to operations for the estimated fair value of the acquired in-process research and development. The Company commercially introduced the pre-oven system in the fourth quarter of 1999, and is currently performing technical evaluations for potential customers. The Company is continuing development of the acquired in-process post-reflow technology and currently believes that a related product may be introduced in 2001. Schedule delays in the introduction of the post-reflow product are the result of resource constraints resulting from introduction efforts on the pre-oven system and are not expected to cause any significant changes in total research and development costs to complete development or to cause any significant changes in expected revenues from the pre-oven system of the later post-reflow product. However, these expectations are subject to change, given uncertainties of the development process and potential changes in market expectations.

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

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

Amortization of acquired intangible assets was approximately $426,000 for three month period ended March 31, 2000. The amortization is attributable to identifiable intangible assets and goodwill resulting from the Company's acquisition of certain technology and other assets of Electronic Packaging Company (EPC) during the first quarter of 1999 and the Company's acquisition of Kestra and HAMA during the second quarter of 1999. Amortization of these intangible assets is expected to remain constant at approximately $426,000 per quarter over the remaining life of the intangible assets and goodwill.

PROVISION FOR INCOME TAXES AND EFFECTIVE INCOME TAX RATE

The Company recorded a tax provision of $880,000 for the three month period ended March 31, 2000. The tax provision during 2000 reflects both the non-deductible goodwill amortization from the intangible assets related to the Kestra acquisition and valuation allowances established to eliminate the future tax benefit of net operating loss carryforwards generated by Kestra following the acquisition due to uncertainty about realization. These items were offset somewhat in 2000 by benefits from the Company's foreign sales corporation and research and development tax credits. During the three month period ended March 31, 1999 the Company's effective tax rate was approximately 29%. Benefits from the Company's foreign sales corporation and the research and development tax credit were primarily responsible for reducing the effective tax rate below the statutory federal level.

ORDER RATE AND BACKLOG

CyberOptics' order rate totaled $12.4 million during the three month period ended March 31, 2000 compared to $6.7 million during the same period in 1999. Backlog totaled $10.3 million and $4.7 million at March 31, 2000 and 1999, respectively. The scheduled shipment of the March 31, 2000 backlog is as follows (in thousands):


                 2nd Quarter 2000                   $ 9,403
                 3rd  Quarter 2000 and after            864
                                                    -------

                     Total backlog                  $10,267

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and marketable securities increased $3.9 million to $27.0 million as of March 31, 2000 from $23.1million as of December 31, 1999, primarily due to $3.7 million of cash generated from operations and $1.0 million of cash provided by the exercise of stock options. Increases in cash were partially offset by $742,000 of cash used to purchase fixed assets and other intangibles.

The Company generated $3.7 million of cash from operations during the first three months of 2000, primarily due to net income of $1.3 million, including $964,000 of non-cash expenses for depreciation and amortization, provision for inventory obsolescence and other non-cash items. The cash generated from operations also included a decrease in accounts receivable of $1.2 million and an increase in income taxes payable and accrued expenses of $669,000. The decrease in accounts receivable is primarily due to management initiatives in 2000 focused on accounts receivable reduction. The increase in accrued expenses is primarily due to increased activity levels related to revenue growth, and increased taxes payable are the result of timing of quarterly tax payments. These items were offset somewhat by increased inventory related to increased revenue and the planned introduction of new products later in 2000. During 1999, the Company generated $2.4 million of cash from operations, primarily due to net income of $552,000 million, including $382,000 million of non-cash expenses and a decrease of $826,000 in accounts receivable and inventory.

The Company used $5.3 million of cash in investing activities during the three month period ended March 31, 2000 compared to the $10.0 million provided during the same period in 1999. The majority of the change in cash from investing activities is due to changes in the level of investment in marketable securities resulting from the purchases and maturities of those securities, which used $4.6 million of cash in 2000 and provided $11.0 million in 1999. Cash provided in 1999 was primarily used to fund the acquisitions of Kestra and HAMA. The Company used approximately $742,000 and $993,000 of cash for the purchase of fixed assets, the acquisition of certain technology and other intangible assets during the three months ended March 31, 2000 and 1999, respectively.

The Company generated $1.0 million of cash from financing activities during the three months ended March 31, 2000 and $119,000 in the same period during 1999. Cash generated represents cash from stock option exercises.

As of March 31, 2000, the Company has no material capital commitments except for the funding of working capital requirements of Kestra during its product development and early product introduction period. The Company believes working capital and anticipated funds from operations will be adequate for anticipated operating needs.

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

As a result of the Kestra acquisition the Company has an operating unit located in the UK. The Company does not believe that currency fluctuations will have a material impact on its consolidated financial statements.

RECENT ACCOUNTING DEVELOPMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The SAB summarizes certain of the SEC's views regarding revenue recognition. The provisions of SAB No. 101 are effective for the year beginning January 1, 2000. The Company is currently analyzing the effect of the guidance outlined in SAB 101 and the potential impact on its consolidated financial statements.

PART II. OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON 8-K

a.   Exhibits

         Exhibit 27--Financial Data Schedule (For EDGAR filing only)

b.   Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2000, or during the period from March 31, 2000 to the date of this quarterly report on Form 10-Q.

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



Dated: May 12, 2000