Form 10-Q
period 2000-06-30
CYBEROPTICS CORP
filed 2000-08-14
CIK 768411

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Check One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  June 30, 2000
                                         -------------

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

At August 10, 2000, 7,939,067 shares of the issuer's Common Stock, no par value, were outstanding.

PART I.  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                                     CYBEROPTICS CORPORATION
                                   CONSOLIDATED BALANCE SHEETS
                                         (In thousands)

                                                                   JUNE 30, 2000    DEC. 31, 1999
                                                                      (Unaudited)
--------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                $11,336          $10,196
Marketable securities                                                     11,071            8,509
Accounts receivable, net                                                   8,768            7,762
Inventories                                                                6,467            4,997
Other current assets                                                       1,892            1,756
--------------------------------------------------------------------------------------------------
                    Total current assets                                  39,534           33,220
Marketable securities                                                      6,729            4,396
Equipment and leasehold improvements, net                                  3,315            2,705
Intangible and other assets, net                                           9,835           11,143
--------------------------------------------------------------------------------------------------
                    Total assets                                         $59,413          $51,464
==================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                          $2,309           $1,886
Income taxes payable                                                       1,251              879
Accrued expenses                                                           3,688            2,195
--------------------------------------------------------------------------------------------------
                    Total current liabilities                              7,248            4,960
Commitments and contingencies
Stockholders' equity:
      Preferred stock, no par value, 5,000 shares
        authorized, none outstanding
     Common stock, no par value, 25,000 shares
       authorized, 7,780 and 7,527 shares issued
       and outstanding, respectively                                      36,054           33,479
      Retained earnings                                                   16,341           13,029
      Accumulated other comprehensive income (loss)                         (230)              (4)
--------------------------------------------------------------------------------------------------
                    Total stockholders' equity                            52,165           46,504
--------------------------------------------------------------------------------------------------
                    Total liabilities and stockholders' equity           $59,413          $51,464
==================================================================================================


SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share amounts)

                                                             THREE MONTHS ENDED JUNE 30,
                                                                 2000          1999
-------------------------------------------------------------------------------------
Revenues                                                       $14,692        $8,811
Cost of revenues                                                 5,318         3,905
-------------------------------------------------------------------------------------
     Gross margin                                                9,374         4,906
Research and development expenses                                2,495         2,469
Selling, general and administrative expenses                     3,488         2,396
Acquired in-process research and development                         -         7,301
Amortization of goodwill and other intangibles                     434           353
-------------------------------------------------------------------------------------
     Income (loss) from operations                               2,957        (7,613)
Interest income                                                    222           310
-------------------------------------------------------------------------------------
     Income (loss) before income taxes                           3,179        (7,303)
Provision for income taxes                                       1,200           (54)
-------------------------------------------------------------------------------------
     Net income (loss)                                          $1,979       ($7,249)
=====================================================================================
Net income (loss) per share - Basic                              $0.26        ($0.97)
Net income (loss) per share - Diluted                            $0.24        ($0.97)
=====================================================================================
Weighted average shares outstanding - Basic                      7,674         7,452
Weighted average shares outstanding - Diluted                    8,391         7,452
=====================================================================================

                                                             SIX MONTHS ENDED JUNE 30,
                                                                2000           1999
-------------------------------------------------------------------------------------
Revenues                                                       $28,201       $16,516
Cost of revenues                                                10,513         7,442
-------------------------------------------------------------------------------------
     Gross margin                                               17,688         9,074
Research and development expenses                                4,891         4,221
Selling, general and administrative expenses                     7,108         4,554
Acquired in-process research and development                         -         7,301
Amortization of goodwill and other intangibles                     860           359
-------------------------------------------------------------------------------------
     Income (loss) from operations                               4,829        (7,361)
Interest income                                                    563           840
-------------------------------------------------------------------------------------
     Income (loss) before income taxes                           5,392        (6,521)
Provision for income taxes                                       2,080           178
-------------------------------------------------------------------------------------
     Net income (loss)                                          $3,312       ($6,699)
=====================================================================================
Net income (loss) per share - Basic                              $0.43        ($0.90)
Net income (loss) per share - Diluted                            $0.40        ($0.90)
=====================================================================================
Weighted average shares outstanding - Basic                      7,625         7,445
Weighted average shares outstanding - Diluted                    8,345         7,445
=====================================================================================


SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                                     2000         1999
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                            $3,312     ($6,699)
        Adjustments to reconcile net income (loss) to
          net cash provided by operating
          activities:
         Acquired in-process research and
            development, net of tax benefit                                       7,038
          Depreciation and amortization                               1,609         945
          Provision for losses on inventories                           276         149
          Provision for doubtful accounts                                10
          Amortization of restricted stock                               20          20
          Changes in operating assets and liabilities
             excluding impact of acquisitions:
             Accounts receivable                                     (1,016)         32
             Inventories                                             (1,746)      1,005
             Other current assets                                       (45)        190
             Accounts payable                                           423         400
             Income taxes payable                                       372         137
             Accrued expenses                                         1,493         343
----------------------------------------------------------------------------------------
                 Net cash provided
                   by operating activities                            4,708       3,560

CASH FLOWS FROM INVESTING ACTIVITIES:
        Maturities of marketable securities                           2,615      16,181
        Purchases of marketable securities                           (7,481)     (2,035)
        Purchases of businesses and technology, net of
             cash acquired                                              (54)    (17,124)
        Additions to equipment and leasehold improvements            (1,104)       (477)
        Additions to patents                                            (99)        (24)
----------------------------------------------------------------------------------------
                 Net cash provided (used) by
                  investing activities                               (6,123)     (3,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from exercise of stock options                       2,555         198
        Repurchase of common stock                                        -           -
        Repayment of long-term debt                                       -      (2,364)
        Other                                                                        25
----------------------------------------------------------------------------------------
             Net cash provided (used) by financing
               activities                                             2,555      (2,141)

Increase (decrease) in cash and cash equivalents                      1,140      (2,060)
Cash and cash equivalents - beginning
        of period                                                    10,196       4,963
----------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                           $11,336      $2,903
========================================================================================


SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000


1.       INTERIM REPORTING:

The interim consolidated financial statements presented herein as of June 30, 2000, and for the six and three month periods ended June 30, 2000 and 1999, are unaudited; however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.


The results of operations for the six and three month periods ended June 30, 2000, do not necessarily indicate the results to be expected for the full year. The December 31, 1999, consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


2.     PRO-FORMA INFORMATION:



The following table presents unaudited pro forma consolidated results of operations as if the acquisitions of Kestra Limited (Kestra), acquired on April 6, 1999, and certain assets and liabilities of HAMA Laboratories, Inc. (HAMA), acquired on May 5, 1999, had occurred as of the beginning of 1999. The unaudited pro forma consolidated results of operations for the six months ended June 30, 1999 include adjustments for additional amortization of identifiable intangibles and goodwill, the reduction of historical HAMA compensation expense for executives to reflect contractual changes to the Company's compensation structure, the reduction of interest income due to the cash used for the acquisitions and the related tax impacts of these adjustments. The unaudited pro forma consolidated results of operations are presented for illustrative purposes only and are not necessarily indicative of the combined financial results that actually would have resulted had the acquisitions, in fact, occurred on those dates (In thousands):

                                                            Pro Forma

                                                        Six Months Ended

                                                             June 30,
                                                             --------
                                                               1999
                                                               ----

Revenue                                                      $17,311

Net loss                                                       ($548)

Net loss per share - Basic                                    ($0.07)

Net loss per share - Diluted                                  ($0.07)

3.    INVENTORIES (IN THOUSANDS):
                                           June 30,         Dec. 31,

                                             2000             1999
                                          (unaudited)
                                          -------------------------
         Raw materials                      $4,401           $3,076

         Work in process                       937              912

         Finished goods                      1,129            1,009
                                            -----------------------
               Total inventories            $6,467           $4,997
                                            =======================



4.     NET INCOME (LOSS) PER SHARE:

Basic net income per share has been computed using the weighted average number of shares outstanding. The diluted net income per share includes the effect of common stock equivalents for each period. The number of shares utilized in the denominator of the diluted net income per share computation has been increased by 720,000 and 717,000 equivalent shares for the six and three month periods ended June 30, 2000, respectively. The shares used in the basic and diluted net income per share computation for the six and three month periods ended June 30, 1999 are the same as additional shares in the denominator would be antidilutive due to the Company's net loss. Shares excluded due to the option exercise price exceeding the average market price were 760,913 and 787,163 for the six and three month periods ended June 30, 1999. For the six and three month periods ended June 30, 2000, effectively all options (less than 1,000 options excluded) were included in the computation of diluted net income per share, as the average market price exceeded the option exercise price of the options.



5.         COMPREHENSIVE INCOME (LOSS):

Statement of Financial Accounting Standards No. 130 requires that unrealized gains and losses on the Company's available-for-sale marketable securities and certain foreign currency translation adjustments be included as a component of other comprehensive income.

During the six month periods ended June 30, 2000 and 1999, total comprehensive income (loss) amounted to $3,086,000 and ($6,907,000), respectively. During the three month periods ended June 30, 2000 and 1999, total comprehensive income
(loss) amounted to $1,936,000 and ($7,332,000), respectively. Accumulated other comprehensive income (loss) at June 30, 2000 and December 31, 1999 was ($230,000) and ($4,000), respectively.



6.      SUBSEQUENT EVENT:



In August 2000, the Company acquired a 19% ownership interest in CyberOptics Communications Corporation (CO3). Consideration paid in exchange for the equity interest included cash of $190,000 and a license to CO3 of certain intellectual property. The founder and primary shareholder of CO3 is Steven Case, Chairman of CyberOptics Corporation. The Company intends to account for the investment under the equity method of accounting. Accordingly, the Company will adjust the carrying amount of the investment to recognize its pro rata share of the earnings or losses of CO3 beginning in August 2000.

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

         -- The ability of the Company to effectively integrate the operations of Kestra and HAMA so as to effectively introduce new products and the ability to effectively introduce other significant new products planned for 2000;

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

RESULTS OF OPERATIONS


REVENUES

The following table sets forth revenues by product group for the three and six month periods ended June 30 (in Thousands):


                                             Six months ended              Three months ended
                                                  June 30,                      June 30,
                                             2000           1999           2000           1999
                                            -------        -------        -------        -------
OEM Sensors                                 $19,788        $11,107        $10,245        $ 5,529
SMT Systems                                   5,028          3,794          2,638          2,265
Semiconductor/Industrial Measurement          3,385          1,615          1,809          1,017
                                            -------        -------        -------        -------
    Total                                   $28,201        $16,516        $14,692        $ 8,811



Revenues from the OEM sensor product group increased 78% during the six months ended June 30, 2000 compared to the same period in 1999. During the second quarter of 2000, OEM sensor revenues increased 85% compared to the same period in 1999. Revenues from OEM sensors have increased primarily due to growth in worldwide demand for SMT production equipment, and the resulting increase in revenue from the Company's two largest OEM customers. The increase in revenues during 2000 from one of the Company's largest customers is due in part to a recovery in the Asian economy that began in the second half of 1999. The Company's two largest OEM customers accounted for approximately 55% of total revenues for the six months ended June 30, 2000, and 50% of revenues for the comparable period in 1999. These customers accounted for approximately 54% of revenues in the second quarter of 2000 compared to 49% in the second quarter of 1999.

SMT system product group revenues increased 33% during the six month period ended June 30, 2000 from the comparable period in 1999, and increased 16% for the second quarter of 2000 compared to the same period in 1999. SMT systems revenues reflect sales of the Company's SE 200 and LSM 300 products. Increased SMT system revenue levels are primarily the result of strong demand for the SE 200 and LSM 300 products from electronic manufacturing services (EMS) customers, driven by growth in worldwide demand for SMT production equipment. As a result of industry consolidation, EMS companies are becoming a larger proportion of worldwide electronic assembly capacity. Growing revenues are a reflection of efforts to increase the number of EMS companies that purchase CyberOptics inspection products, as well as the overall increase in market demand for SMT production equipment.

Semiconductor and Industrial measurement product group revenues increased 110% during the six month period ended June 30, 2000 from the comparable period in 1999, and increased 78% for the second quarter of 2000 compared to the same period in 1999. Increased revenue levels are primarily the result of $3.1 million of revenue generated by HAMA during the six months ended June 30, 2000 compared to $404,000 in the comparable period in 1999. Revenues for the first four months of 1999 do not reflect revenues of HAMA as it was acquired in May 1999. HAMA's revenues have grown consistently since the time of acquisition, a reflection of a growing semiconductor capital equipment market and increased acceptance of HAMA's products by semiconductor capital equipment manufacturers. The Company has substantially exited the industrial measurement market.

International revenues comprised approximately 76% of total revenues during the six month periods ended June 30, 2000 and 1999, and approximately 75% and 76% of revenues during the second quarter of 2000 and 1999, respectively. The international markets in Europe, Japan and the rest of Asia account for a significant portion of the production capability of capital equipment for the manufacture of electronics, the primary market for the Company's OEM sensors and SMT systems product lines.

Revenues generated from products used primarily for SMT production (revenues from OEM sensors and SMT systems) were approximately 88% and 90% of revenues for the six month periods ended June 30, 2000 and 1999, respectively.

GROSS MARGIN

Gross margin for the six months ended June 30, 2000 increased as a percent of revenues to 63% compared to 55% during the same period in 1999. For the second quarter of 2000, gross margin increased to 64% of revenues compared to 56% during the comparable period in 1999. Gross margin is highly dependent on the level of revenues over which to spread the fixed component of cost of sales and the related realization of manufacturing efficiencies. During 2000, gross margin was positively impacted by higher revenue levels, lower warranty costs and by the acquisition of HAMA, which has products that carry higher gross margins than the majority of the Company's pre-acquisition products.


RESEARCH AND DEVELOPMENT

Research and development expenses increased 16% to $4.9 million during the six month period ended June 30, 2000 compared to the same period of 1999. For the second quarter of 2000, research and development expenses of $2.4 million remained relatively flat from the comparable period in 1999. As a percentage of revenue, research and development expenses decreased to 17% during the six months ended June 30, 2000 from 26% during the comparable period in 1999, and decreased to 17% in the second quarter of 2000 compared to 28% in the same period in 1999. Increased research and development expenses in 2000 was primarily due to the acquisition of Kestra and HAMA in the second quarter of 1999 and development spending required to complete new SMT systems products scheduled for commercial introduction later in 2000. Customer funded research and development is recognized as a reduction of research and development expense. During the six months ended June 30, 2000, customer funded research and development recognized as a reduction of research and development expense totaled $97,000. There was no customer funded research and development during the first half of 1999.

Research and development expenses during the first six months of 2000 were primarily focused on completion of the new high speed solder paste inspection system, the SE 300 and development work on the in-process products acquired from Kestra, as well as development of next generation LaserAlign and semiconductor wafer mapping sensors.

In August 2000, the Company acquired a 19% ownership interest in CyberOptics Communications Corporation (CO3). The Company has contracted with CO3 to develop a Photonics inspection system for the fiber optic telecommunications component assembly market utilizing certain technology owned by the Company. Beginning in August 2000, the Company will pay CO3 $80,000 per month for a period of 12 months for the development of this inspection system. The Company will own all technology rights resulting from the development effort and CO3 will distribute the product to the fiber optics telecommunications market. If the product is successfully developed, the Company will be the exclusive manufacturer of this product and will sell to CO3 at a contractually agreed upon markup to cost. The Company will record total research and development expense of $960,000 over the 12 month term of the development agreement.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 56% to $7.1 million during the six month period ended June 30, 2000 compared to $4.6 million during the comparable period in 1999. For the second quarter of 2000, selling, general and administrative expenses increased 46% to $3.5 million compared to the same period in 1999. As a percentage of revenue, selling, general and administrative expenses decreased to 25% during the six month period ended June 30, 2000 from 28% in 1999, and for the second quarter decreased to 24% in 2000 from 27% in 1999. Increased selling, general and administrative expenses in 2000 are primarily the result of personnel and marketing investments made to develop the end-user SMT systems sales and service channel and the acquisition of Kestra and HAMA.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

On April 6, 1999, the Company completed the acquisition of Kestra. At the time of the acquisition, Kestra had under development technologies for application in the pre-oven and post-oven reflow stages of electronic circuit board production, and the Company recorded a $6.5 million charge to operations for the estimated fair value of the acquired in-process research and development. The Company commercially introduced the pre-oven system in the fourth quarter of 1999, and is currently performing technical evaluations for potential customers. Revenue from the first sales of pre-oven systems is anticipated during the third quarter of 2000. The Company is continuing development of the acquired in-process post-reflow technology and currently believes that a related product may be introduced in late 2000 (KS 50 system discussed below). Schedule delays in the introduction of the post-reflow product are the result of resource constraints resulting from introduction efforts on the pre-oven system and are not expected to cause any significant changes in total research and development costs to complete development.

As the result of market feedback and development resource constraints, the Company has made the decision to tier its product offerings and introduce a family of 3 inspection systems for pre-oven and post-oven inspection utilizing acquired in-process technology at different price points and inspection capabilities. The initial system, the KS 100, was introduced in the fourth quarter of 1999 and is expected to begin generating revenue in the third quarter of 2000. The KS 50 system is expected to be introduced and generate revenue in the fourth quarter of 2000. An additional system, KS 200 is expected to be introduced in early 2001. Management does not anticipate any significant change in expected revenue levels from the pre-oven and post-oven system products, but is in the process of assessing the market position of the product and the resulting impact on future revenues. These expectations are subject to change, given uncertainties of the development process and potential changes in market conditions.

On May 5, 1999, the Company acquired substantially all of the operating assets and assumed certain liabilities of HAMA Laboratories through HAMA Sensors, Inc., a newly formed, wholly-owned subsidiary of the Company. At the time of the acquisition, HAMA had under development technology to develop laser-based proximity sensors for robotic semiconductor wafer handling, which can potentially be used in a vacuum environment, and laser micrometers that will potentially determine the orientation and alignment of semiconductor wafers during the production process and other potential applications. The Company recorded a $771,000 charge to operations for the estimated fair value of the acquired in-process research and development. Development has been completed on the vacuum sensor and the custom kit micrometer and these products were introduced during the fourth quarter of 1999. A mini laser micrometer was introduced in the second quarter of 2000. The Company has temporarily put on hold development of the acquired in-process technologies related to the six-inch micrometer due to manufacturability issues. These factors could impact the six-inch micrometer product development and release schedule.


AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

Amortization of acquired intangible assets was approximately $680,000 and $434,000 for the six and three month periods ended June 30, 2000. The amortization is attributable to identifiable intangible assets and goodwill resulting from the Company's acquisition of certain technology and other assets of Electronic Packaging Company (EPC) during the first quarter of 1999 and the Company's acquisition of Kestra and HAMA during the second quarter of 1999. Amortization of these intangible assets is expected to remain constant at approximately $434,000 per quarter over the remaining life of the intangible assets and goodwill, which will run through 2005.

PROVISION FOR INCOME TAXES AND EFFECTIVE INCOME TAX RATE

The Company recorded a tax provision of $2,080,000 for the six month period ended June 30, 2000, and $1,200,000 for the second quarter of 2000. The tax provision during 2000 reflects both the non-deductible goodwill amortization from the intangible assets related to the Kestra acquisition and valuation allowances established to eliminate the potential future tax benefit of net operating loss carryforwards generated by Kestra following the acquisition due to uncertainty about realization. These items were offset somewhat in 2000 by benefits from the Company's foreign sales corporation and research and development tax credits. During the three and six month periods ended June 30, 1999 the company's effective tax rate was impacted by the items discussed above, and the non tax deductible charge for acquired in-process research and development from the Kestra acquisition.

ORDER RATE AND BACKLOG

CyberOptics' orders totaled $33.4 million during the six month period ended June 30, 2000 compared to $15.9 million during the same period in 1999. For the second quarter of 2000, orders totaled $21.0 million compared to $9.2 million in 1999. Backlog totaled $16.5 million and $5.1 million at June 30, 2000 and 1999, respectively. The scheduled shipment of the June 30, 2000 backlog is as follows (in thousands):


                           3rd Quarter 2000                   $11,060
                           4th Quarter 2000 and after           5,479
                                                              -------

                               Total backlog                  $16,539

FINANCIAL INSTRUMENTS

The Company invests excess funds not required for current operations in certain marketable securities. The investment policy for these marketable securities is approved annually by the Board of Directors and administrated by management. A third party, at the direction of management, manages the portfolio. The investment policy dictates that marketable securities consist of U.S. Government or U.S. Government agency securities with maturities of three years or less and an average portfolio maturity of not more that 18 months. All marketable securities are classified as available for sale and carried at fair value. Consequently, if market rates were to increase, the Company's net income would only be impacted if securities were sold prior to maturity.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and marketable securities increased $6.0 million to $29.1 million as of June 30, 2000 from $23.1million as of December 31, 1999, primarily due to $4.7 million of cash generated from operations and $2.6 million of cash provided by the exercise of stock options. Increases in cash were partially offset by $1.2 million of cash used to purchase fixed assets and other intangibles.

The Company generated $4.7 million of cash from operations during the first six months of 2000, primarily due to net income of $3.3 million, including $1.9 million of non-cash expenses for depreciation and amortization, and the provision for inventory obsolescence. The cash generated from operations also included an increase in accrued expenses of $1.5 million primarily the result of increased accruals for compensation and payroll tax withholdings. These items were offset somewhat by a $1.7 million increase in inventories and a $1.0 million increase in accounts receivable. The increase in inventory is the result of anticipated continuation of recent sales volumes and the planned introduction of new products later in 2000. The increase in accounts receivable is primarily the result of higher revenue levels.

The Company used $6.1 million of cash in investing activities during the six month period ended June 30, 2000. The majority of the change in cash from investing activities is due to changes in the level of investment in marketable securities resulting from the purchases and maturities of those securities, which used $4.9 million of cash in 2000. In addition, the Company used approximately $1.3 million of cash for the purchase of fixed assets, the acquisition of certain technology and other intangible assets during the six months ended June 30, 2000.

The Company generated $2.6 million of cash from financing activities during the six months ended June 30, 2000, resulting from cash from stock option exercises.

During the second half of 2000 and early 2001, the Company will be implementing a new configuration management system. Total external cost of implementation is anticipated to be approximately $600,000, the majority of which will be capitalized and depreciated beginning on the date of implementation. Other than as discussed above, the Company has no material capital commitments except for the funding of working capital requirements of Kestra during its product development and early product introduction period. The Company believes working capital and anticipated funds from operations will be adequate for anticipated operating needs.

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

As a result of the Kestra acquisition the Company has an operating unit located in the UK. During the second quarter of 2000, the Company recognized an expense of $190,000 related to currency fluctuations on loans made to Kestra. However, due to strategic steps to be undertaken to manage currency fluctuation risks, the Company does not believe that currency fluctuations will have a material impact on its future results of operations.

RECENT ACCOUNTING DEVELOPMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The SAB summarizes certain of the SEC's views regarding revenue recognition. SAB 101 is currently required to be implemented by the Company prior to December 31, 2000. The effects of implementation, if any, are required to be reflected retroactively to January 1, 2000. The Company is currently analyzing the effect of the guidance outlined in SAB 101 and the potential impact on its consolidated financial statements. If management determines that the implementation of SAB 101 requires a material change in revenue recognition policy, the Company would likely record a charge for a cumulative effect of a change in accounting principal for the year ending December 31, 2000 in accordance with SAB 101's implementation guidance.

In June 1999 the FASB issued Statement of Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133." SFAS No. 137 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 137 is effective for the Company in the first quarter of the year beginning January 1, 2000. The adoption of SFAS 137 did not impact the Company.

PART II. OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of CyberOptics Corporation was held at 12:00 p.m. on Friday May 19, 2000. Shareholders holding 4,275,630 shares, or approximately 83.9% of the outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

a.       Election of Directors

         The following nominees were elected to serve as members of the Board of Directors until the annual meeting of shareholders in 2001 or until such time as a successor may be elected:


                                                  TABULATION OF VOTES
                                                  -------------------

                                                 FOR              WITHHELD
                                                 ---              --------

                  Steven K. Case             4,265,643              9,987

                  Steven M. Quist            4,265,543             10,087

                  Michael A. Bowes           4,264,346             11,284

                  Alex. B. Cimochowski       4,265,643              9,987

                  Kathleen P. Iverson        4,256,193             19,437

                  Erwin A. Kelen             4,265,643              9,987

                  Irene M. Qualters          4,257,093             18,537

                  Michael M. Selzer          4,265,443             10,187

b.       Approval of amendment to the 1998 Stock Incentive Plan

         Shareholders approved an amendment to the 1998 Stock Incentive Plan to increase the number of shares of common stock reserved for issuance by 250,000 by a vote of 4,126,737 shares in favor, 137,270 shares against.

ITEM 6 - EXHIBITS AND REPORTS ON 8-K

a.   Exhibits

         Exhibit 27--Financial Data Schedule (For EDGAR filing only)



b.   Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 2000, or during the period from June 30, 2000 to the date of this quarterly report on Form 10-Q.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         CyberOptics Corporation



                                                             /s/ Steven M. Quist
                                                             -------------------
                          Steven M. Quist, President and Chief Executive Officer
                                                (Principal Executive Officer and
                                                        Duly Authorized Officer)






                                                             /s/ Scott G. Larson
                                                             -------------------
                                        Scott G. Larson, Chief Financial Officer
                                               (Principal Accounting Officer and
                                                        Duly Authorized Officer)



Dated:  August 11, 2000