Form 10-Q
period 2000-09-30
CYBEROPTICS CORP
filed 2000-11-14
CIK 768411

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Check One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2000
                                ------------------

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

         Yes [X]  No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At November 13, 2000, 7,950,802 shares of the issuer's Common Stock, no par value, were outstanding.

PART I.  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                             CYBEROPTICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                  SEPT. 30, 2000    DEC. 31, 1999
                                                                      (UNAUDITED)
--------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                $11,695          $10,196
Marketable securities                                                      9,920            8,509
Accounts receivable, net                                                  11,937            7,762
Inventories                                                                7,993            4,997
Other current assets                                                       2,053            1,756
--------------------------------------------------------------------------------------------------
                    Total current assets                                  43,598           33,220
Marketable securities                                                      8,152            4,396
Equipment and leasehold improvements, net                                  3,508            2,705
Intangible and other assets, net                                           9,799           11,143
--------------------------------------------------------------------------------------------------
                    Total assets                                         $65,057          $51,464
==================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                          $2,971           $1,886
Income taxes payable                                                       1,946              879
Accrued expenses                                                           3,590            2,195
--------------------------------------------------------------------------------------------------
                    Total current liabilities                              8,507            4,960
Commitments and contingencies
Stockholders' equity:
      Preferred stock, no par value, 5,000 shares
        authorized, none outstanding
     Common stock, no par value, 25,000 shares
       authorized, 7,780 and 7,527 shares issued
       and outstanding, respectively                                      37,508           33,479
      Retained earnings                                                   19,159           13,029
      Accumulated other comprehensive income (loss)                         (117)              (4)
--------------------------------------------------------------------------------------------------
                    Total stockholders' equity                            56,550           46,504
--------------------------------------------------------------------------------------------------
                    Total liabilities and stockholders' equity           $65,057          $51,464
==================================================================================================

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share amounts)

                                                               THREE MONTHS ENDED SEPT. 30,
                                                                    2000          1999
-------------------------------------------------------------------------------------
Revenues                                                       $16,282       $10,418
Cost of revenues                                                 6,021         4,371
-------------------------------------------------------------------------------------
     Gross margin                                               10,261         6,047
Research and development expenses                                2,036         2,543
Selling, general and administrative expenses                     3,808         2,727
Amortization of goodwill and other intangibles                     450           425
-------------------------------------------------------------------------------------
     Income from operations                                      3,967           352
Interest income                                                    375           289
-------------------------------------------------------------------------------------
     Income before income taxes                                  4,342           641
Provision for income taxes                                       1,525           439
-------------------------------------------------------------------------------------
     Net income                                                 $2,817          $202
=====================================================================================
Net income per share - Basic                                     $0.36         $0.03
Net income per share - Diluted                                   $0.33         $0.03
=====================================================================================
Weighted average shares outstanding - Basic                      7,890         7,500
Weighted average shares outstanding - Diluted                    8,576         7,704
=====================================================================================

                                                               NINE MONTHS ENDED SEPT. 30,
                                                                   2000           1999
Revenues                                                       $44,483       $26,934
-------------------------------------------------------------------------------------
Cost of revenues                                                16,534        11,814
-------------------------------------------------------------------------------------
     Gross margin                                               27,949        15,120
Research and development expenses                                6,927         6,764
Selling, general and administrative expenses                    10,916         7,282
Acquired in-process research and development                         -         7,301
Amortization of goodwill and other intangibles                   1,310           783
-------------------------------------------------------------------------------------
     Income (loss) from operations                               8,796        (7,010)
Interest income                                                    938         1,129
-------------------------------------------------------------------------------------
     Income (loss) before income taxes                           9,734        (5,881)
Provision for income taxes                                       3,605           615
-------------------------------------------------------------------------------------
     Net income (loss)                                          $6,129       ($6,496)
=====================================================================================
Net income (loss) per share - Basic                              $0.79        ($0.87)
Net income (loss) per share - Diluted                            $0.73        ($0.87)
=====================================================================================
Weighted average shares outstanding - Basic                      7,716         7,463
Weighted average shares outstanding - Diluted                    8,429         7,463
=====================================================================================

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                              NINE MONTHS ENDED SEPT. 30,
                                                                   2000        1999
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                            $6,129     ($6,496)
        Adjustments to reconcile net income (loss) to
          net cash provided by operating
          activities:
         Acquired in-process research and
            development, net of tax benefit                                       7,038
          Depreciation and amortization                               2,477       1,692
          Provision for losses on inventories                           516         145
          Provision for doubtful accounts                                10
          Stock compensation expense                                     30          30
          Changes in operating assets and liabilities
            excluding impact of acquisitions:
               Accounts receivable                                   (4,185)       (123)
               Inventories                                           (3,512)        846
               Other current assets                                    (328)         64
               Accounts payable                                       1,085         610
               Income taxes payable                                   1,067         577
               Accrued expenses                                       1,396        (190)
----------------------------------------------------------------------------------------
                 Net cash provided
                   by operating activities                            4,685       4,193

CASH FLOWS FROM INVESTING ACTIVITIES:
        Maturities of marketable securities                           6,328      19,636
        Purchases of marketable securities                          (11,367)     (4,213)
        Purchases of businesses and technology, net of
             cash acquired                                              (54)    (17,124)
        Additions to equipment and leasehold improvements            (1,880)       (796)
        Additions to patents                                           (212)        (42)
----------------------------------------------------------------------------------------
                 Net cash provided (used) by
                  investing activities                               (7,185)     (2,539)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from exercise of stock options                       3,535         253
        Proceeds from issuance of common stock
          under Employee Stock Purchase Plan                            464         345
        Repayment of long-term debt                                       -      (2,364)
        Other                                                                        30
----------------------------------------------------------------------------------------
             Net cash provided (used) by financing
               activities                                             3,999      (1,736)

Increase (decrease) in cash and cash equivalents                      1,499         (82)
Cash and cash equivalents - beginning
        of period                                                    10,196       4,963
----------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                           $11,695      $4,881
=======================================================================================

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


1.       INTERIM REPORTING:

The interim consolidated financial statements presented herein as of September 30, 2000, and for the nine and three month periods ended September 30, 2000 and 1999, are unaudited; however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.


The results of operations for the nine and three month periods ended September 30, 2000, do not necessarily indicate the results to be expected for the full year. The December 31, 1999, consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


2.     PRO-FORMA INFORMATION:

The following table presents unaudited pro forma consolidated results of operations as if the acquisitions of Kestra Limited (Kestra), acquired on April 6, 1999, and certain assets and liabilities of HAMA Laboratories, Inc. (HAMA), acquired on May 5, 1999, had occurred as of the beginning of 1999. The unaudited pro-forma consolidated results of operations have been adjusted to eliminate the non-recurring charges to operations of $7,040 (net of tax) for the estimated fair value allocated to the acquired in-process research and development technology. The unaudited pro forma consolidated results of operations include adjustments for additional amortization of identifiable intangibles and goodwill, the reduction of historical HAMA compensation expense for executives to reflect contractual changes to the Company's compensation structure, the reduction of interest income due to the cash used for the acquisitions and the related tax impacts of these adjustments. The unaudited pro forma consolidated results of operations are presented for illustrative purposes only and are not necessarily indicative of the combined financial results that actually would have resulted had the acquisitions, in fact, occurred on those dates (In thousands):

                                                              Pro Forma
                                                          Nine Months Ended
                                                             September 30,
                                                             -------------
                                                                 1999
                                                                 ----
Revenue                                                        $27,729
Net loss                                                         ($345)
Net loss per share - Basic                                      ($0.05)
Net loss per share - Diluted                                    ($0.05)

3 .    INVENTORIES (IN THOUSANDS):
                                                Sept. 30,      Dec. 31,
                                                  2000           1999
                                               (unaudited)
                                               -----------------------
         Raw materials                           $5,110         $3,076
         Work in process                            740            912
         Finished goods                           2,143          1,009
                                               -----------------------
Total inventories                                $7,993         $4,997
                                               =======================



4.       NET INCOME (LOSS) PER SHARE:

Basic net income per share has been computed using the weighted average number of shares outstanding. The diluted net income per share includes the effect of common stock equivalents for each period. The number of shares utilized in the denominator of the diluted net income per share computation as compared to the basic net income per share computation has been increased by 713,000 equivalent shares for the nine month period ended September 30, 2000 and by 686,000 and 204,000 equivalent shares for the three month periods ended September 30, 2000 and September 30,1999. respectively. The shares used in the basic and diluted net income per share computation for the nine month period ended September 30, 1999 are the same, as additional shares in the denominator would be antidilutive due to the Company's net loss. Options to purchase 60,100 and 5,400 shares of common stock at a weighted average price of $33.38 and $36.84 were outstanding but not included in the computation of diluted net income per share for the nine and three month periods ended September 30, 2000 as the exercise price was greater than the average market price of the common shares for these periods. For the three month period ended September 30, 1999, options to purchase 489,000 shares of common stock at a weighted average price of $13.20 were outstanding but not included in the computation of diluted net income per share as the exercise price was greater than the average market price of the common shares for the period.



5.         COMPREHENSIVE INCOME (LOSS):

Statement of Financial Accounting Standards No. 130 requires that unrealized gains and losses on the Company's available-for-sale marketable securities and certain foreign currency translation adjustments be included as a component of other comprehensive income.

During the nine month periods ended September 30, 2000 and 1999, total comprehensive income (loss) amounted to $6,016,000 and ($6,674,000), respectively. During the three month periods ended September 30, 2000 and 1999, total comprehensive income amounted to $3,830,000 and $237,000, respectively. Accumulated other comprehensive income (loss) at September 30, 2000 and December 31, 1999 was ($117,000) and ($4,000), respectively.

6.      FINANCIAL INSTRUMENTS:

The Company does not hold or issue financial instruments for trading purposes. In order to reduce the impact of foreign exchange rate movements, the Company enters into forward foreign currency agreements that change in value as foreign exchange rates change. These contracts, which typically expire within 3 months, are designed to hedge foreign currency financing transactions with the Company's subsidiary in the United Kingdom.

At September 30, 2000, the Company had an outstanding forward foreign exchange contract to sell 3.2 million of British pounds. Aggregate foreign currency transaction gains were $114,000 for the nine months ended September 30, 2000. These gains, which equaled the translation losses on the related intercompany loans, were recorded in other income/expense



7.      SUBSEQUENT EVENT:

In October 2000, the Company acquired all of the stock of Imagenation Corporation for a purchase price of $7,000,000 in cash at closing. The Company also agreed to pay contingent consideration equal to 5% of net sales, if any, generated during the three years ending December 31, 2003 from the sales of any new products under development at the time of the acquisition, including revenues generated from the sale of products that are derivative works of such products. As of the acquisition date, Imagenation has certain technologies under development that the Company anticipates will result in a charge for in-process research and development during its fourth quarter. The amount of the charge will be based on an appraisal to be completed by an independent third party appraiser.

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

         -- The ability to purchase inventory components to support increased manufacturing volumes;

         -- The ability of the Company to produce products that do not experience significant quality errors;

         -- The degree to which the Company is successful in protecting its technology and enforcing its technology rights in the United States and other countries;

         -- The dependence of the Company's operations on several key personnel;

         -- The ability of the Company to effectively integrate the operations of acquisitions so as to effectively introduce new products, and the ability to effectively introduce other significant new products planned for 2000;

         -- The speed of changes in technology in the microelectronics manufacturing industry from which most of the Company's sales are derived;

         -- Competition for the functions that the Company's products perform by larger "vision" companies and by other optical sensor companies;

         -- The ability of the Company to successfully develop acquired in-process technology into viable products.

RESULTS OF OPERATIONS


REVENUES

The following table sets forth revenues by product group for the three and nine month periods ended September 30 (in Thousands):


                            Nine months ended       Three months ended
                              September, 30,           September 30,
                             2000        1999        2000        1999
                             ----        ----        ----        ----
OEM Sensors                $31,365     $18,183     $11,577     $ 6,738
SMT Systems                  7,496       6,469       2,468       2,675
Semiconductor Sensors        5,622       2,282       2,237       1,005
                           -------     -------     -------     -------
    Total                  $44,483     $26,934     $16,282     $10,418


Revenues from the OEM sensor product group increased 72% during the nine and three month periods ended September 30, 2000 compared to the same periods in 1999. Revenues from OEM sensors have increased primarily due to growth in worldwide demand for SMT production equipment, and the resulting increase in revenue from the Company's two largest OEM customers. Increased revenues during 2000 from one of the Company's largest customers is due in part to a recovery in the Asian economy that began in the second half of 1999. The Company's two largest OEM customers accounted for approximately 57% of total revenues for the nine months ended September 30, 2000 and approximately 47% of revenues for the comparable period in 1999. These customers accounted for approximately 59% of revenues in the third quarter of 2000 compared to 49% in the third quarter of 1999.

SMT system product group revenues increased 16% during the nine month period ended September 30, 2000 from the comparable period in 1999, and decreased 8% during the third quarter of 2000 compared to the same period in 1999. SMT systems revenues reflect sales of the Company's SE 200 (Sentry) and LSM 300 products. Increased SMT system revenue levels during the first three quarters of 2000 are primarily the result of strong demand for the SE 200 and LSM 300 products from electronic manufacturing services (EMS) customers, driven by growth in worldwide demand for SMT production equipment. As a result of industry consolidation, EMS companies are becoming a larger proportion of worldwide electronic assembly capacity. The decrease in revenues during the third quarter is primarily the result of customers delaying orders of current product offerings in anticipation of the release of the new generation solder paste inspection system, the SE 300, in the fourth quarter of 2000. In addition, the Company has yet to record revenues for its automated optical inspection (AOI) products through the third quarter of 2000.

The semiconductor sensors product group revenues increased 146% during the nine month period ended September 30, 2000 from the comparable period in 1999, and increased 123% for the third quarter of 2000 compared to the same period in 1999. Increased revenue levels are primarily the result of $5.1 million of revenue generated by HAMA during the nine months ended September 30, 2000 compared to $1.0 million in the comparable period in 1999. Revenues for the first four months of 1999 do not reflect revenues of HAMA as it was acquired in May 1999. HAMA's revenues have grown consistently since the time of acquisition, a reflection of a growing semiconductor capital equipment market and increased acceptance of HAMA's products by semiconductor capital equipment manufacturers.

International revenues comprised approximately 76% and 81% of total revenues during the nine month periods ended September 30, 2000 and 1999, and approximately 75% and 83% of revenues during the third quarter of 2000 and 1999, respectively. The international markets in Europe, Japan and the rest of Asia account for a significant portion of the production capability of capital equipment for the manufacture of electronics, the primary market for the Company's OEM sensors and SMT systems product lines.


GROSS MARGIN

Gross margin for the nine months ended September 30, 2000 increased as a percent of revenues to 63% compared to 56% during the same period in 1999. For the third quarter of 2000, gross margin increased to 64% of revenues compared to 56% during the comparable period in 1999. Gross margin is highly dependent on the level of revenues over which to spread the fixed component of cost of sales and the related realization of manufacturing efficiencies. During 2000, gross margin was positively impacted by higher revenue levels, lower warranty costs and by the acquisition of HAMA, which has products that carry higher gross margins than the majority of the Company's other products. During the third quarter of 2000, gross margins were negatively impacted by costs associated with rapidly increasing production rates, such as additional overtime and increased scrap rates. In addition, inventory disposals resulting from a comprehensive review of service inventory levels negatively impacted gross margins in the third quarter of 2000.


RESEARCH AND DEVELOPMENT

Research and development expenses increased 2% to $6.9 million during the nine month period ended September 30, 2000 compared to the same period of 1999. For the third quarter of 2000, research and development expenses decreased 20% to $2.0 million from the comparable period in 1999. As a percentage of revenue, research and development expenses decreased to 16% during the nine months ended September 30, 2000 from 25% during the comparable period in 1999, and decreased to 13% in the third quarter of 2000 compared to 24% in the same period in 1999. Increased research and development expense during the nine months ended September 30, 2000 was primarily due to the acquisitions of Kestra and HAMA in the second quarter of 1999 and development spending required to complete new SMT systems products planned for commercial introduction later in 2000. The decline in research and development expense during the third quarter of 2000 is primarily the result of a large development project nearing completion and customer funded research and development recognized during the quarter. Customer funded research and development is recognized as a reduction of research and development expense. During the nine and three month periods ended September 30, 2000, customer funded research and development recognized as a reduction of research and development expense totaled $397,000 and $300,000, respectively. There was no customer funded research and development during the nine months ended September 30, 1999.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 50% to $10.9 million during the nine month period ended September 30, 2000 compared to $7.3 million during the comparable period in 1999. For the third quarter of 2000, selling, general and administrative expenses increased 40% to $3.8 million compared to the same period in 1999. As a percentage of revenue, selling, general and administrative expenses decreased to 25% during the nine month period ended September 30, 2000 from 27% in 1999, and for the third quarter decreased to 23% in 2000 from 26% in 1999. Increased selling, general and administrative expenses in 2000 are primarily the result of personnel and marketing investments made to develop the end-user SMT systems sales and service channel and the acquisitions of Kestra and HAMA.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

On April 6, 1999, the Company completed the acquisition of Kestra. At the time of the acquisition, Kestra had under development technologies for application in the pre-oven and post-oven reflow stages of electronic circuit board production, and the Company recorded a $6.5 million charge to operations for the estimated fair value of the acquired in-process research and development. The Company commercially introduced the pre-oven system in the fourth quarter of 1999, and is currently performing technical evaluations for potential customers. Revenue from the first sales of pre-oven systems is anticipated during the fourth quarter of 2000. The Company is continuing development of the acquired in-process post-reflow technology and has introduced a related product (KS 50 system discussed below).

As the result of market feedback and development resource constraints, the Company has made the decision to tier its product offerings and introduce a family of inspection systems for pre-oven and post-oven inspection utilizing acquired in-process technology at different price points and inspection capabilities. The initial system, the KS 100, was introduced in the fourth quarter of 1999 and is expected to begin generating revenue in the fourth quarter of 2000. The KS 50 system was introduced and is expected to begin generating revenue in late 2000 or early 2001. Based on market feedback from current systems, the Company is considering additional product offerings for both pre-oven and post-oven applications later in 2001. Management does not anticipate any significant change in originally expected revenue levels from the pre-oven and post-oven system products, but is in the process of assessing the market position of the products and the resulting impact on future revenues. These expectations are subject to change, given uncertainties of the development process and potential changes in market conditions.

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


AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

Amortization of acquired intangible assets was approximately $1.3 million and $450,000 for the nine and three month periods ended September 30, 2000. The amortization is attributable to identifiable intangible assets and goodwill resulting from the Company's acquisition of certain technology and other assets of Electronic Packaging Company (EPC) during the first quarter of 1999 and the Company's acquisitions of Kestra and HAMA during the second quarter of 1999. Except for the impact of payment of contingent consideration relative to the HAMA acquisition, the amount of which is not yet determinable, amortization of these intangible assets is expected to remain relatively constant at approximately $450,000 per quarter over the remaining life of the intangible assets and goodwill, which will run through 2005. Additional amortization will result from the acquisition of Imagenation in October 2000, the amount of which will be determined by the allocation of purchase price.

PROVISION FOR INCOME TAXES AND EFFECTIVE INCOME TAX RATE

The Company recorded a tax provision of $3.6 million for the nine month period ended September 30, 2000, and $1.5 million for the third quarter of 2000. The tax provision during 2000 reflects both the non-deductible goodwill amortization from the intangible assets related to the Kestra acquisition and valuation allowances established to eliminate the potential future tax benefit of net operating loss carryforwards generated by Kestra following the acquisition due to uncertainty about realization. These items were offset somewhat in 2000 by benefits from the Company's foreign sales corporation and research and development tax credits. During the nine and three month periods ended September 30, 1999 the company's effective tax rate was impacted by the items discussed above, and the non tax deductible charge for acquired in-process research and development from the Kestra acquisition.

ORDER RATE AND BACKLOG

CyberOptics' orders totaled $46.1million during the nine month period ended September 30, 2000 compared to $29.0 million during the same period in 1999. For the third quarter of 2000, orders totaled $12.8 million compared to $13.2 million in 1999. Backlog totaled $13.0 million and $7.8 million at September 30, 2000 and 1999, respectively. Backlog represents the customer orders received by the Company for future shipments. Backlog can vary significantly due to the timing of orders from large OEM customers who place orders for required shipments as far as six months in advance. In addition, a significant portion of the Company's revenues are generated from end user products sales, which have relatively short order cycles. Consequently, management does not believe that the level of backlog is an accurate indication of future revenue levels. The scheduled shipment of the September 30, 2000 backlog is as follows (in thousands):


                 4th Quarter 2000                   $12,627
                 1st Quarter 2001 and after             388
                                                  ---------
                    Total backlog                   $13,015


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

The Company does not hold or issue financial instruments for trading purposes. In order to reduce the impact of foreign exchange rate movements, the Company enters into forward foreign currency agreements that change in value as foreign exchange rates change. These contracts, which typically expire within 3 months, are designed to hedge foreign currency financing transactions with the Company's subsidiary in the United Kingdom.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and marketable securities increased $6.7 million to $29.8 million as of September 30, 2000 from $23.1million as of December 31, 1999, primarily due to $4.7 million of cash generated from operations and $3.5 million of cash provided by the exercise of stock options. Increases in cash were partially offset by $2.1 million of cash used to purchase fixed assets and other intangibles.

The Company generated $4.7 million of cash from operations during the first nine months of 2000, primarily due to net income of $6.1 million, including $3.0 million of non-cash expenses for depreciation and amortization, and the provision for inventory obsolescence. The cash generated from operations also included an increase in accounts payable, income taxes payable and accrued expenses of $3.5 million, primarily the result of increased volume and profitability levels along with increases in incentive accruals. These items were offset somewhat by a $3.5 million increase in inventories and a $4.2 million increase in accounts receivable. The increase in inventory is primarily the result of anticipated increases in sales volumes and building inventory for the planned introduction of new SMT systems products later in 2000. The increase in accounts receivable is primarily the result of higher revenue levels and payments from certain large OEM customers not received at September 30, 2000. Since September 30, 2000 those payments have either been received or are expected to be received shortly.

The Company used $7.2 million of cash in investing activities during the nine month period ended September 30, 2000. The majority of the change in cash from investing activities is due to changes in the level of investment in marketable securities resulting from the purchases and maturities of those securities, which used $5.0 million of cash in 2000. In addition, the Company used approximately $2.1 million of cash for the purchase of fixed assets, the acquisition of certain technology and other intangible assets during the nine months ended September 30, 2000.

The Company generated $4.0 million of cash from financing activities during the nine months ended September 30, 2000, resulting from cash from stock option exercises and the issuance of stock under the Employee Stock Purchase Plan.

During the remainder of 2000 and early 2001, the Company will be implementing a new configuration management system and a new customer relationship management system. Total external cost of implementation is anticipated to be approximately $950,000, the majority of which will be capitalized and depreciated beginning on the date of implementation. Other than as discussed above, the Company has no material capital commitments except for the funding of working capital requirements of Kestra during its product development and early product introduction period. The Company believes working capital and anticipated funds from operations will be adequate for anticipated operating needs.

OTHER FACTORS

Changes in revenues have resulted primarily from changes in the level of unit shipments and new product introductions. The Company believes that inflation has not had any significant effect on operations. All of the Company's international export sales are negotiated, invoiced and paid in U.S. dollars. Accordingly, although currency fluctuations do not affect the Company's revenue and income per unit, they can influence the price competitiveness of the Company's products relative to other technologies and the willingness of existing and potential customers to purchase units.


RECENT ACCOUNTING DEVELOPMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The SAB summarizes certain of the SEC's views regarding revenue recognition. SAB 101 is currently required to be implemented by the Company prior to December 31, 2000. The effects of implementation, if any, are required to be reflected retroactively to January 1, 2000. The Company is currently analyzing the effect of the guidance outlined in SAB 101 and the potential impact on its consolidated financial statements. If management determines that the implementation of SAB 101 requires a change in revenue recognition policy, the Company would likely record a charge for a cumulative effect of a change in accounting principal for the year ending December 31, 2000 in accordance with SAB 101's implementation guidance.

In June 1999 the FASB issued Statement of Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133." SFAS No. 137 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 137 is effective for the Company in the first quarter of the year beginning January 1, 2000. The adoption of SFAS 137 did not have a material impact on the Company's consolidated financial statements.

ITEM 6 - EXHIBITS AND REPORTS ON 8-K

a.   Exhibits

         Exhibit 27--Financial Data Schedule (For EDGAR filing only)



b.   Reports on Form 8-K

         On November 8, 2000 the Company filed a report on Form 8-K for the acquisition of Imagenation Corporation. No other reports on Form 8-K were filed during the quarter ended September 30, 2000, or during the period from September 30, 2000 to the date of this quarterly report on Form 10-Q.

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



Dated:  November 14, 2000

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         CyberOptics Corporation



                                                      --------------------------
                                                      Steven M. Quist, President
                                                (Principal Executive Officer and
                                                        Duly Authorized Officer)



                                                      --------------------------
                                        Scott G. Larson, Chief Financial Officer
                                               (Principal Accounting Officer and
                                                        Duly Authorized Officer)
                                                      --------------------------

Dated: August 14, 2000