Form 10-K
period 2000-12-31
CYBEROPTICS CORP
filed 2001-03-30
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the Year Ended December 31, 2000.

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

As of March 27, 2001, the aggregate market value of the registrant's Common Stock, no par value, held by non-affiliates of the registrant was $89,114,874 (based on the closing sale price of common stock as of March 27, 2001 as quoted on the Nasdaq National Market).

As of March 27, 2001, there were 7,966,052 shares of the registrant's Common Stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The responses to items 10, 11, 12 and 13 herein are incorporated by reference to certain information in the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 18, 2001.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]




CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS.

         The following Annual Report on Form 10-K contains various "forward looking statements" within the meaning of federal securities laws. These forward looking statements represent management's expectations or beliefs concerning future events, including statements regarding anticipated product introductions, changes in markets, customers and customer order rates, expenditures in research and development, growth in revenue, taxation levels, the effects of pricing, and the ability to continue to price foreign transactions in US currency. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including, but not limited to, the following:

* Approximately 53% of the Company's product sales in 2000 were of one sensor product line to original equipment manufacturers ("OEM's") of component placement machines in the surface mount industry.
* The cyclical nature of capital expenditures in the surface mount electronics and semiconductor industries.
* Approximately 54% of the Company's sales in 2000 were to two OEM customers, the loss of whom, or reduction of purchases from whom, would have significantly adverse effects.
* A significant portion of the Company's revenue (approximately 73% of sales in 2000)is derived from export sales.
* The technology for the manufacture of electronic components and printed circuit boards changes rapidly and could cause some of the Company's current products, or products currently under development, to become obsolete.
* Competition for the functions that the Company's products perform by larger " machine vision" companies, other optical sensor companies, and by solutions internally developed by the Company's current or potential customers.
* The degree to which the Company is successful in protecting its technology and enforcing its technology rights in the United States and other countries.
*        The Company contracts for a substantial portion of its manufacturing.
* Many of the components used in the Company's products must be ordered with significant lead times that could cause interruption of manufacturing if not available.
* There are a number of significant new product introductions planned for fiscal 2001, which if delayed, could have an impact on planned shipment levels.
* The Company made three acquisitions in 1999 and an additional acquisition in 2000, and their successful integration will have a significant impact on future operating performance.
* The ability of the Company to successfully develop in-process technology acquired as part of acquisitions into viable products.
*        The dependence of the Company's operations on several key personnel.

These and other risks that could affect the Company's operations, are discussed in more detail in Exhibit 99 to this Form 10-K.


                                     PART I.


ITEM 1. DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         CyberOptics(R) Corporation (the "Company" or "CyberOptics") designs, manufactures and markets optical process control sensors and inspection systems that enable the global electronics and semiconductor industries to meet the rigorous quality demands for printed circuit boards and semiconductor wafer transport. Utilizing proprietary laser, optics and machine vision technology, combined with software and electronics, the Company's products enable manufacturers to increase operating through-put, product yields and quality by measuring the characteristics and placement of components both during and after manufacturing processes. The Company was founded in 1984 by Dr. Steven Case, a professor at the University of Minnesota, to commercialize technology for non-contact three-dimensional sensing systems. Since 1992, the Company focused development on new technology and products designed primarily for applications in the electronics industry

         Most of the products developed and sold by the Company are for applications in the surface mount technology ("SMT") electronic circuit board assembly equipment market. Applications in this market for the Company's products include the measurement of screen printed solder paste, the inspection of circuit boards after component placement, the alignment of electronic components during placement, the measurement of electronic component lead coplanarity during assembly, and the confirmation of proper placement after full assembly of circuit boards.

         The Company's operations during recent years have been most significantly affected by sales of two families of OEM sensor products for the SMT industry: the LaserAlign(R) and the Laser Lead Locator. These sensors contributed over $36.7 million or approximately 57% of the Company's revenue in 2000. The Company has continued to enhance and introduce new versions of the LaserAlign, the industry standard for high speed alignment of SMT components during placement by component placement machines, most recently introducing a multi-nozzle version in 2000.

         The Company also offers several system products that inspect solder paste during the assembly of SMT circuit boards. The laser section microscope ("LSM") is an off-line quality control system distributed directly to SMT circuit board manufactures. Introduced in 1995, the latest version SE 200(TM) provides in-line inspection of selected fields of the SMT circuit board and has contributed significantly to the Company's sales. During 2000, the Company introduced a new version of its in-line solder paste inspection system, the SE 300(TM), with significantly improved performance. The increased speed and resolution of the SE 300 facilitates inspection of the entire circuit board for accurate solder paste volume and placement. The Company anticipates that the SE 300 will contribute significantly to sales during 2001.

         In order to expand the breadth of product offerings in the SMT equipment market the Company acquired Kestra(R) Ltd., a UK company in April 1999 for approximately $11.4 million. Kestra had two automated inspection machines under development that, when completed, would allow the Company to provide equipment for inspection of circuit boards before and after the reflow oven. Neither machine had been completed at the time of acquisition. Although the Company introduced one of these inspection machines (the KS 100(TM)) in early 2000, a longer than anticipated customer acceptance and sales cycle, together with refinements required to improve acceptance by circuit board manufacturers, caused revenues to be delayed until the fourth quarter of 2000. The Company offers a second version (the KS 50(TM)) of the first machine, which can inspect boards before and after the reflow oven, with fewer features but with a lower price, starting in the third quarter of 2000. The Company anticipates that these products will contribute significantly to sales during 2001.

         The Company has expanded its presence in the semiconductor industry with the acquisition of certain assets of HAMA Laboratories, Inc. and Imagenation(R) Corporation. Both of these companies had developed, or were developing, optical process control sensors for use with the robotic equipment that handles semiconductor wafers during the semiconductor fabrication process. The Company acquired the assets of HAMA Laboratories, Inc. a California company in May of 1999 for approximately $7.0 million. HAMA had developed and was selling laser-based semiconductor wafer mapping and alignment sensors and had several new products under development. Imagenation Corporation, acquired in October 2000 for approximately $6 million, was an Oregon company that had developed and sold frame grabbers used to capture digital image data for use with vision (camera) based inspection systems. Imagenation was also developing an optical inspection sensor for semiconductor wafer mapping and alignment that is complementary to the HAMA line. These acquisitions have allowed the Company to rapidly increase semiconductor sales from $4.0 million or 10% of the Company's overall sales in 1999 to $9.2 million or 14% of overall sales in 2000.

         In addition to the influence of these product introductions and acquisitions, the Company's operations have been heavily influenced by market conditions in worldwide electronics markets, and particularly in the SMT electronic assembly segment of these markets. Following a soft microelectronics equipment market in 1996, the market recovered in 1997, resulting in increased sales of the LaserAlign and Laser Lead Locator products. The healthy microelectronics market continued through the second quarter of 1998. Nevertheless, by the end of the second quarter of 1998, another softening of the global electronics market, together with weak economic conditions in Japan and Asia (the largest markets for the Company's SMT electronic assembly sensor products) resulted in lower sales compared to the prior year through the second quarter of 1999. During the third and fourth quarters of 1999, global microelectronic markets, including those in Japan and Asia, significantly strengthened resulting in increased levels of shipments into the SMT electronic assembly market. This more robust market continued into 2000, resulting in record sales of both the Company's SMT sensor and semiconductor sensor products.

OPERATIONS AND PRODUCTS

         CyberOptics' develops, manufactures and sells intelligent, non-contact sensors and systems for process control and inspection. The Company's products are used primarily in the SMT electronic assembly and semiconductor fabrication sectors of the electronics industry and enable manufacturers to increase operating efficiencies, product yields and quality. In addition to proprietary hardware designs that combine precision optics, various light sources, and multiple detectors, the Company's products incorporate high value-added software that controls the hardware and filters and converts raw data into application specific information. Software represents a significant portion of the CyberOptics research and development effort and distinguishes CyberOptics' intelligent sensors and systems from simpler data-gathering products.

         The Company's product offerings, are sold both to OEMs that supply the SMT and Semiconductor fabrication industries and to end-user customers who use its systems products directly for process and quality control in circuit board manufacture.


SMT ELECTRONIC ASSEMBLY SENSORS

         The SMT Electronic Assembly Sensor product group, which has generated the majority of the Company's sales during the past three years, sells sensors for incorporation into the products of original equipment manufacturers, primarily in the SMT circuit board assembly equipment industry. The Company works closely with its OEM customers to integrate sensors into their equipment.

         Two sensors, the LaserAlign and the Laser Lead Locator, account for a majority of the Company's product sales and the vast majority of sales in the SMT Electronic Assembly Sensors product group. These sensors are sold for incorporation into component placement machines used in the surface mount production line that are manufactured by a number of different OEM customers. Sales of these products (primarily LaserAlign sensors) to Juki Corporation and Assembleon N.V., accounted for approximately 24% and 30% of the Company's revenue in 2000, and approximately 15% and 34% of the Company's revenue in 1999, respectively. Accordingly, the Company's revenues and operations are currently heavily influenced by the level of purchases from these two customers and by the health of the SMT production industry.

         LASERALIGN Sensors. After solder paste has been deposited and inspected, extremely small surface mount components known as "chip" capacitors and resistors are placed on the solder pads by component placement machines. CyberOptics' LaserAlign sensors are incorporated into the placement heads of component placement machines to ensure accurate component placement at high production speeds. Various high-speed component placement machines utilize between one and sixteen LaserAlign sensors per machine.

         LaserAlign integrates an intelligent sensor, composed of a laser, optics and detectors with a microprocessor and software for making specific measurements. LaserAlign quickly and accurately aligns each component as it is being transported by the pick-and-place arm for surface mount assembly. Using non-contact technology, LaserAlign facilitates orientation and placement of components at much higher speeds than can be achieved using conventional mechanical or machine vision component centering systems.

         The LaserAlign sensor is offered in several different configurations to satisfy the requirements of the different machines on which it is used. The latest version of the LaserAlign sensor technology has been introduced in a new sensor for Juki Corporation during 2000. Revenue from shipment of LaserAlign sensors has been a principal contributor to the growth of the Company during the past five years and accounted for 53%, 54% and 59% of the Company's revenue in the years ended December 31, 2000, 1999, 1998, respectively.

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

         SPECIALITY PRODUCTS. A substantial number of circuit boards are made with older through-hole technology using high speed drills to fabricate printed circuit boards. These drills are highly automated and contain multiple drill heads that cannot be constantly monitored by attendants. CyberOptics manufactures two process control sensors for measuring characteristics of drill bits used in drilling holes in printed circuit boards. The first of these, the ADM(TM), was completed in 1989 and is used to ensure that drill bits are not damaged and that holes are drilled with the proper size. The second sensor, the LTC, was completed in 1990 and is used to detect broken drill bits so that all of the preprogrammed holes in the circuit board are properly drilled. Both sensors are sold under an exclusive arrangement to an OEM of drilling machines for incorporation into its products.

         DRS(TM) RANGE SENSORS. The Company's first commercial product was a range sensor known as a Point Range Sensor or "PRS" The Company developed and introduced Digital Range Sensor(TM) (DRS) in late 1997, a new generation of sensors, designed to replace the PRS product line. The Company currently offers three DRS sensors which are equivalent to the seven sensors formerly sold in the PRS line with resolution equal to the best sensors of the PRS line. The DRS is currently sold with a control board and software that is compatible with Windows 95 or Windows NT. In addition, the Company designed and sold a custom DRS sensor for a specific OEM customer in 2000. The Company will continue to sell DRS sensors on an OEM basis for the foreseeable future.


SEMICONDUCTOR PRODUCTS

         The semiconductor product group emerged in 1999 with the acquisition of certain assets of HAMA Laboratories, Inc. The Company is building a product group that supplies sensors to the semiconductor wafer robotic handling equipment market on an OEM basis. This product group develops, manufactures and sells sensor products for incorporation into the products of OEM's, primarily in the semiconductor equipment market. In this product group, the Company works closely with its OEM customers to integrate sensors into their equipment for resale. Also included in this product group's revenues are general industrial measurement system products (which were divested during 2000) and frame grabber and machine vision subsystem products developed and sold by Imagenation. Imagenation revenues have been included subsequent to being acquired in October 2000. The Company made a strategic decision to exit the industrial measurement to focus on the SMT and semiconductor markets. The Company will continue to manufacture and sell industrial measurement sensors on an OEM basis through the electronic assembly sensor product group. The Company divested the Cobra laser profiling system product line in November 1999 and the Vantage laser profiling product line in March 2000.

         WAFER MAPPING AND ALIGNMENT SENSORS. Through HAMA(TM) Sensors Inc., the Company manufactures and sells laser based reflective sensors that improve the performance of robotic wafer handling equipment. During the fabrication process, semiconductor wafers are stored in slotted cassettes during transport to various workstations. Robotic equipment removes the wafers from the cassettes and inserts them into a fabrication tool. The Company's wafer mapping sensors inspect for the presence of wafers in the cassettes and determines if the wafer is properly located in the cassette to avoid damage to the wafer.

         FRAME GRABBER PRODUCTS AND MACHINE VISION SUBSYSTEMS. Frame grabber products are a machine vision component that captures, digitizes, and stores video images. These products are currently sold to a broad array of applications in a number of different industries, with strategic emphasis on semiconductor customers.


SMT SYSTEMS PRODUCTS

         The SMT Systems product group sells stand-alone measurement and inspection systems used in the SMT electronic assembly industry for quality control and inspection. These systems are sold directly to the end-user manufacturing customer who uses them in the production line or along side a production line to maintain process and quality control. Products sold incorporate the Company's proprietary sensors as well as substantial, off the shelf, translation or robotics hardware and complete computer systems or processors with an internally developed software.

         SE 200(TM) (FORMERLY CYBERSENTRY 2000). The SE 200 is an in-line system that measures the solder paste after the first step in the SMT assembly process. Because of the small size of the components that must be placed on each pad of solder paste and the density of components placed on the circuit board, a significant amount of SMT assembly problems are related to the quality of solder paste deposition. Misplaced solder paste or excess or inadequate amounts of paste can lead to improper connections or bridges between leads causing an entire circuit board to malfunction.

         Introduced in the first quarter of 1995, the SE 200 system is designed to be installed in existing automated production lines and to strike a balance between inspection of 100% of each circuit board and the off-line bench top measurement tools used in quality control laboratories. The SE 200 incorporates a sensor extended on a mechanical robot arm over the production line that measures the height, area and volume of critical solder paste pads. The SE 200 can be retrofitted and integrated into most SMT production lines, providing real time quality control immediately after a printed circuit board leaves the screen printer and before component placement commences. The SE 200 inspects solder paste deposits on a selected sampling basis.

         Shipments of the SE 200 product accounted for approximately 12%, 18%, and 16% of the Company's revenue for the years ended December 31, 2000, 1999, and 1998, respectively.

         SE 300(TM). During early 1997, the Company introduced an improved version of the SE 200 capable of performing measurement tasks more rapidly. However, as the SE 200 was still not able to inspect 100% of the circuit board, the Company began development efforts on the SE 300, which has significantly greater speed, accuracy and resolution which allows it to measure the smallest chip scale packages and micro ball array component sites. The in-line SE 300 was introduced in March 2000, and was made available for sale in the fourth quarter of 2000.

         LSM 300(TM) (FORMERLY AUTOLSM). The Laser Section Microscope (LSM 300) is a low cost off-line instrument for making height and registration measurement of screen printed solder paste during the assembly of surface mount circuit boards. One of the principal advantages of the LSM 300 is its ease of use--unskilled operators can make non-contact measurements with only minimal training. In February 1999, the Company introduced the LSM 300 in its current version which includes enhancements over its predecessor including AutoMeasure(TM) for automatic height measurement, a redesigned user interface, and a high resolution monitor for improved image quality.

         KS 100(TM). Initially introduced in 1999, the KS 100 is the first Automated Optical Inspection (AOI) product using in-process technology acquired from Kestra Ltd. This in-line product measures and inspects the circuit board after component placement and before reflow to determine whether components have been placed correctly. The principal advantage of the KS 100 is the ease of use for the operator compared to other AOI machines and the low level of false calls. The KS 100 has a significantly higher software component than previous SMT systems products and operates on a less sophisticated mechanical platform. Initial revenues were recognized on the KS 100 in the fourth quarter of 2000.

         KS 50(TM). During 2000, the Company released the KS 50 AOI system. Using in-process technology purchased from Kestra. This product screens populated circuit boards for missing components either before or after the reflow oven. No KS 50 revenues were reflected in the Company's financial statements as of December 31, 2000.


MARKETS AND CUSTOMERS

         The vast majority of the Company's products are sold into the electronics manufacturing market, particularly the portion servicing manufacturers doing SMT circuit board assembly. The value of automation is high in this market because the products produced have high unit costs and are manufactured at speeds too high for effective human intervention. Moreover, the trend in these industries toward smaller devices with higher circuit densities and smaller circuit paths requires manufacturing and testing equipment capable of extremely accurate alignment and multidimensional measurement such as achieved using non-contact optical sensors. Customers in these industries also employ knowledgeable engineers who are competent to work with computer-related equipment. The Company's LaserAlign and Laser Lead Locator products are sold to OEMs serving this market and the SE 200 and LSM 300 solder paste measurement systems are sold to end user electronic assembly manufacturers in this market.

         The Company's semiconductor products are sold into the semiconductor capital equipment market, which are used in the manufacture of semiconductor devices. This market has many of the same characteristics as SMT electronics assembly market and requires non-contact optical measurement tools that enable the production of more complex, higher density and smaller semiconductor devices. The Company's wafer mapping and alignment sensors are sold to semiconductor equipment OEM's serving this market. The Company's wafer mapping sensors will become increasingly critical to this market when the use of 300 millimeter semiconductor wafers becomes widespread.

         The Company sells its products worldwide to many of the leading manufacturers of electronic circuit assembly equipment and semiconductor capital equipment manufacturers. The Company maintains a foreign development office in the UK, but has not had sales originating from locations other than the United States. In 2001, sales of the KS 100 system will be originating in the UK. The following table sets forth the percentage of the Company's total sales revenue represented by total export sales (sales for delivery to countries other than the United States, including sales delivered through distributors) by location during the past three years:

                                             Year Ended December 31,
                                          2000        1999        1998
                                        --------    --------    --------
         Asia......................        37%         30%         44%
         Europe....................        35%         42%         34%
         Other (1).................         1%          5%          4%

(1) Includes export sales in North America, primarily export sales to Canada, Mexico and Latin America.

See Note 9 to the Company's Consolidated Financial Statements contained in item 8 of this Form 10-K.

         All of the Company's export sales are negotiated, invoiced and paid in United States dollars. Accordingly, although changes in exchange rates do not effect the Company's revenue and income per unit, they can influence the willingness of customers to purchase units. The poor economic conditions in Asia affected the buying patterns of one of the Company's largest single OEM customers during 1999, as well as several other customers in Japan. Although most of the products sold by these OEM customers are for re-export to America and Europe, the significant decrease in capital purchases by their end-user customers in Asia effected sales and contributed to the relative decrease in concentration of sales in Asia during 1999. Sales to Asia recovered in 2000.

SALES AND MARKETING

         Electronic Assembley sensors and Semiconductor products are sold by direct sales staff located in Minnesota, California, and Oregon where they sell to large OEM customers. End user systems has direct sales personnel located in Minnesotta and throughout the USA, as well as in the UK. End user systems direct sales personnel call on large national and international accounts, as well as supervise independent representatives and distributors. The Company also has agreements with 13 representatives and distributors in North and South America who focus primarily on products sold to end-users. Most sales to international end-users of systems are made through 18 representatives and distributors covering Europe and the Pacific Rim.

         The Company markets its products through appearances at industry trade shows, advertising in industry journals, articles published in industry and technical journals and on the Internet. In addition, the Company's strategic relationships with certain key customers serve as highly visible references.

BACKLOG

         CyberOptics' products are typically shipped two weeks to four months after the receipt of an order. Since 1993, however, certain OEM customers have placed orders for delivery over as many as 12 months. Product backlog was $11.7 million on December 31, 2000, as compared to $11.4 million at December 31, 1999 and $5.7 million at December 31, 1998. Approximately $11.2 million of the 2000 backlog is deliverable in the first quarter of 2001 with the remaining $0.5 million deliverable in the remainder of 2001. Although the Company's business is generally not of a seasonal nature, its sales may vary based on the capital procurement practices in the electronics and semiconductor industries. The Company's scheduled backlog at any time may vary significantly based on the timing of orders from OEM customers. Accordingly, backlog may not be an accurate indicator of the Company's performance in the future.


RESEARCH AND DEVELOPMENT

         The Company differentiates its products primarily on the basis of its unique technology and on the Company's ability to synthesize several different technical disciplines to address industry needs. CyberOptics was founded by research scientists and has retained relationships with academic institutions to ensure that the most current information on technological developments is obtained. In addition, the Company actively seeks ongoing strategic customer relationships with leading product innovators in the markets it serves and actively investigates the needs of, and seeks input from, these customers to identify opportunities to improve manufacturing processes. The Company provides direct interaction between its engineers and scientists and these key accounts to ensure adoption of current technologies. In some instances, the Company receives funding from these customers through development contracts that provide the customer with an exclusive selling period but allows the Company to retain technology and distribution rights.

         CyberOptics believes that continued and timely development of new products and enhancements to existing products is essential to maintaining its competitive position. The Company commits substantial resources to its research and development effort, which plays a critical role in maintaining and advancing its position as a leading provider of optical sensors and systems. CyberOptics' research and development efforts during 2000 were primarily directed at developing the SE 300, the KS 100, the latest version of the LaserAlign technology, new alignment cameras for pick-and-place equipment and enhanced wafer mapping sensors. During 2001, CyberOptics intends to continue to expend significant sums on enhancements and upgrades of the SE 300, KS 100, and KS 50 and on various Electronic Assembly Sensor products including another version of the LaserAlign technology. In addition, the Company will be continuing to develop in-process technology acquired from Imagenation along with enhanced wafer mapping sensors. There can be no assurances that such efforts, or any other research and development efforts of the Company, will be successful in producing products that respond effectively to technological changes or new product announcements by others.

         Research and development expenses were $9.0 million, $9.2 million, and $7.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. These amounts represented 14%, 23% and 19% of revenues, respectively. The Company anticipates that research and development expenditures will continue at approximately 15% of revenue in 2001. Research and development expenses consist primarily of salaries, project materials and other costs associated with CyberOptics' ongoing product development and enhancement efforts. Research and development resource utilization is centrally managed based on market opportunities and the status of individual projects.

MANUFACTURING

         Much of the Company's product manufacturing, consisting primarily of circuit board manufacturing, lens manufacturing, and metal parts production is contracted with outside suppliers. Company personnel inspect incoming parts, assemble sensor heads, end-user systems, calibrate and perform final quality control testing of finished products. The Company believes that its products are not suited for the large production runs that would justify the capital investment necessary for complete internal manufacturing. Electronic Assembly Sensor products are assembled in Minneapolis, MN., and Semiconductor Products are assembled in Redwood City, CA., and Portland, OR. SMT Systems products are assembled in Minneapolis, MN., with limited prototype assembly capability in the U.K. All manufacturing is coordinated by a corporate manufacturing council, which establishes process and makes resource allocation recommendations.

         A variety of components used in the Company's products are available only from single sources and involve relatively long order cycles, in some cases over one year. Although the Company has located sources for substitute components, use of those alternative components could require substantial rework of the Company's product designs, resulting in periods during which it could not satisfy customer orders. Further, although the Company believes it has identified alternative assembly contractors for most of its subassemblies, an actual change in such contractors would likely require a period of training and test. Accordingly, an interruption in a supply relationship or the production capacity of one or more of such contractors could result in the Company's inability to deliver one or more products for a period of several months. To help prevent delays in the shipment of its products, the Company maintains in inventory, or on scheduled delivery from suppliers, what it believes to be a sufficient amount of certain components based on forecasted demand (forecast extends a minimum of 6 months).

COMPETITION

         Although the Company believes that its products are unique, competitors offer technologies and systems that perform some of the visual inspection and alignment functions performed by the Company's products. The Company faces competition from a number of companies in the machine vision, image processing and inspection systems market, some of which are larger and have greater financial resources.

         The Company's Electronic Assembly Sensor products face competition in the market for OEM component placement machines primarily from manufacturers of vision (camera and software based) systems. Potential competitors in these markets include Cognex Corporation, Robotic Visions Systems, Inc., and ICOS Vision Systems, NV. Competition in this market is based on speed, flexibility, cost and ease of control. In addition, the Company's products compete with systems developed by OEMs using their own design staff for incorporation into their products. The Company's Electronic Assembly Sensor products have historically competed favorably on the basis of these factors, and particularly on the basis of speed and cost. Nevertheless, advances in terms of speed by vision systems have reduced some of the advantages of the Company's products in some configurations. The Company has introduced newer configurations adapted by several customers that it believes allow its sensors, and the component placement machines in which they are incorporated, to compete favorably based on the speed and accuracy of their performance, and their price.

         The Company's semiconductor products face competition in the wafer mapping and alignment market primarily from manufacturers of through-beam sensors. Potential competitors in this market include Banner Engineering Corporation, Omron, Ltd (Japan), Keyence, Ltd (Japan), and systems developed by OEM's using their own design staff for incorporation in their products. The Company believes that its sensors compete favorably in this market based on performance and the unique reflective mode of operations. In addition, as the next generation of semiconductor wafers become more widely accepted (300 millimeter), changes in the configuration of wafer transport cassettes will make it more difficult for through-beam sensors to be used for mapping.

         The Company's SMT System products compete primarily in the market for 3-D solder paste inspection. The competitor in this market is primarily GSI Lumonics, Inc. (SVS division). In addition, some manufacturers of screen printing equipment provide optional 2-D solder paste inspection, and other machine vision companies (AOI companies) have started offering 2-D and 3-D solder paste inspection products. The Company believes that it currently competes effectively in this market on the basis of performance, ease of installation and operation, and price.

         The Company's KS 100 and KS 50 products face competition from over 40 AOI companies, the most significant being Agilent, Photon Dynamics (CR Technology Division) and Orbotech, GmbH. The Company believes that the technology used in the KS series is differentiated from the competition and that it will compete effectively in this market based on measurement accuracy, ease of use and the low rate of false calls.

         Although the Company believes its current products offer several advantages in terms of price and suitability for specific applications and although the Company has attempted to protect the proprietary nature of such products, it is possible that any of the Company's products could be duplicated by other companies in the same general market.

EMPLOYEES

         As of December 31, 2000, the Company had 275 full-time and 7 part-time worldwide employees, including 54 in sales and marketing and customer support, 81 in manufacturing, purchasing and production engineering, 104 in research and development and 43 in finance, administration and information services. Of these employees, 217 are located at the corporate headquarters in Minneapolis and 65 are located at subsidiary locations (21 in the UK and 15 in California, and 29 in Oregon). To date, the Company has been successful in attracting and retaining qualified technical personnel, although there can be no assurance that this success will continue. None of the Company's employees are covered by collective bargaining agreements or are members of a union.

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

         The Company and its subsidiaries hold 57 patents (21 US and 36 foreign) on a number of its technologies, including those used in its Laser Lead Locator, LaserAlign, DRS and other products. Some of the patents relate to equipment such as pick and place machines, into which the Company's EAS products are integrated. In addition, the Company has 89 pending patents, 30 US and 59 foreign. The Company also has 10 patent applications in the process of being prepared. The Company protects the proprietary nature of its software primarily through copyright and license agreements, but also through close integration with its hardware offerings. The Company utilizes 8 registered trademarks, 4 of which are foreign. An additional 6 trademarks are pending. The Company also has several commonlaw trademarks. It is the Company's policy to protect the proprietary nature of its new product developments whenever they are likely to become significant sources of revenue. No guarantee can be given that the Company will be able to obtain patent or other protection for other products.

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

GOVERNMENT REGULATION

         All of the Company's products that contain lasers are classified as either Class I, Class II or Class IIIb Laser Products under applicable rules and regulations of the Center for Devices and Radiological Health ("CDRH") of the Food and Drug Administration. Such regulations generally require a self-certification procedure pursuant to which a manufacturer must file with the CDRH with respect to each product incorporating a laser device, periodic reporting of sales and purchases and compliance with product labeling standards. The Company's lasers are generally not harmful to human tissue, but could result in injury if directed into the eyes of an individual or otherwise misused. The Company is not aware of any incident involving injury or a claim of injury from its laser devices and believes that its sensors and sensor systems comply with all applicable laws for the manufacture of laser devices.

ITEM 2. PROPERTIES

         The Company leases a 70,000 square foot mixed office and warehouse facility built to its specifications in Golden Valley, Minnesota, which functions as its corporate headquarters and primary manufacturing facility. The lease, which is on a triple net basis for a ten year term (from May 1996) with two three year renewal options, provides for rental payments at approximately $7.50 per square foot initially, increasing to $8.50 per square foot. The Company, which holds an option to lease adjoining space, anticipates that the property will be adequate for its needs for the immediate future. HAMA, Imagenation, and CyberOptics Ltd. (formerly Kestra Ltd.) lease office and warehouse facilities in California, Oregon, and the UK, respectively. The HAMA lease expires in September 2004, the Imagenation lease expires in 2002, and the Cyber Limited lease expires in June 2013.

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

                                     2000                       1999
                            ----------------------     ----------------------
            Quarter            High         Low           High         Low
         ---------------    ---------    ---------     ---------    ---------
         First                $29.96       $18.29        $13.87       $ 7.83
         Second                47.00        22.25         10.83         7.00
         Third                 49.19        17.50         12.33         9.83
         Fourth                25.36        13.63         18.71        11.37


         As of March 27, 2001, the Company estimates that there were 220 holders of record of the Company's common stock and approximately 5,000 beneficial holders. The Company has never paid a dividend on its common stock. Dividends are payable at the discretion of the Board of Directors out of funds legally available therefor. The board has no current intention of paying dividends, although it may pay dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY
CyberOptics Corporation
(In thousands, except per share information)

Year Ended December 31                2000(1)      1999(2)      1998        1997        1996
Revenues                          $ 64,036     $ 39,627     $ 36,636    $ 35,120    $ 28,062
Income (loss) from Operations       11,369       (5,932)       3,184       4,588         885
Cummulative Effect of Change
    In Accounting Principle           (135)          --           --          --          --
Net Income (loss)                    7,089       (5,496)       3,669       4,597       2,180
Net Income (loss) per Share:
    Basic                             0.91        (0.74)        0.47        0.58        0.26
    Diluted                           0.84        (0.74)        0.46        0.55        0.25

Cash and Marketable Securities    $ 28,285     $ 23,101     $ 38,502    $ 41,027    $ 37,309
Working Capital                     34,535       27,900       32,308      36,236      32,395
Total Assets                        68,817       51,464       55,177      57,445      50,316
Stockholders' Equity                59,783       46,504       51,433      53,293      47,468

(1) 2000 results include a $0.25 per diluted share, non-recurring charge for acquired in-process research and development and a $0.03 per diluted share charge, net of tax, for the write-off of impaired technology.

(2) 1999 results include a $0.95 per share, net of tax, non-recurring charge for acquired in-process research and development.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Statements in this management discussion and analysis of financial condition and results of operations and elsewhere in this Form 10-K that are not based on historical fact, are forward looking, and involve certain risks and uncertainties, including but not limited to the factors set forth in exhibit 99 to this Form 10-K.


GENERAL BUSINESS AND STRATEGIC OVERVIEW:

         CyberOptics Corporation designs and manufactures intelligent sensors and systems for high-precision, non-contact dimensional measurement and process control for the electronic assembly and semiconductor fabrication vertical markets. Utilizing proprietary laser, machine vision and optics technology combined with advanced software and electronics, the Company's products enable manufacturers to increase operating efficiencies, product yields and quality by measuring the characteristics and placement of components during production processes. The Company generates approximately 86% of its revenues from the sales and service of sensors and system products used primarily in Surface Mount Technology (SMT) circuit board production. Consequently, revenues are highly dependent on the level of capital spending in the global SMT assembly market, which began to experience a slowdown in early 1998 that lasted through the first half of 1999. The slowdown in worldwide demand for SMT production equipment was more pronounced in the Asian markets and had a significant impact on the level of orders from large OEM customers. During the second half of 1999 and throughout 2000 the SMT market has significantly strengthened, resulting in higher revenues and order rates.

         During 2000, the Company significantly increased revenues from the sales of sensors to the semiconductor capital equipment market, as semiconductor product group revenues grew to approximately 14% of total revenue. This growth is the result of a strategic initiative to enter the semiconductor capital equipment market started in 1999 with the acquisition of certain assets of HAMA Laboratories. During 2000, the company made an additional investment to further strengthen its position in this market by acquiring Imagenation Corporation in October 2000. Imagenation, designs and manufactures machine vision components and subsystems for the semiconductor and general purpose machine vision markets, and has focused its strategy and new product development on products for the semiconductor capital equipment market. As of the acquisition date, Imagenation had two products under development that resulted in a non tax-deductible charge for in-process research and development of $2.1 million.


RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 2000

REVENUES

         Effective January 1, 2000, the Company adopted Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". Prior to adoption of SAB 101, revenue was generally recognized upon shipment. Consistent with the guidelines provided in SAB No. 101, the Company changed its revenue recognition policy to defer elements of certain systems sales relating to installation, training, and other contractually obligated post sale service support, until the service has been performed. The impact of adopting the provisions of SAB No. 101 was a $135,000 cumulative effect charge, net of tax, effective January 1, 2000.

         Revenues increased 62% to $64.0 million in 2000 from $39.6 million in 1999, and increased 8% in 1999 from $36.6 million in 1998. The following table sets forth, for the years indicated, revenues by product group:

                                            2000       1999       1998
                                            ----       ----       ----

OEM Solutions:
     Electronic Assembly Sensors          $43,415    $26,268    $26,713
     Semiconductor Products                 9,213      4,037      2,417
SMT Systems                                11,408      9,322      7,506
                                          -------    -------    -------
     Total                                $64,036    $39,627    $36,636


         Revenues from Electronic Assembly Sensors product group increased $17.1 Million or 65% during 2000 compared to 1999, and decreased $445,000 or 2% during 1999 compared to 1998. During 2000, revenues for Electronic Assembly Sensors, primarily the Company's LaserAlign and Laser Lead Locator sensors, grew dramatically as recovering demand in Asian markets continued, and markets throughout the world experienced high levels of growth. During 1999, revenues from Electronic Assembly Sensors, were negatively impacted in the first part of the year by slow demand in Asian markets. Although Asian demand strengthened throughout the second half of 1999, full year revenues were slightly below 1998. The impact of reduced demand in Asia during 1999 was partially offset by increased revenues generated in Europe, where revenues increased throughout 1999.

         Revenues from the Semiconductor Product Group (including revenues from Imagenation for semiconductor and other applications and revenues from several divested product lines used in other industrial measurement applications) increased 128% or $5.2 million in 2000 compared to 1999, following an increase of $1.6 million or 67% in 1999 compared to 1998. Post-acquisition revenues from Imagenation contributed $1.2 million to the 2000 revenue increase, while a full years revenue from HAMA in the year after acquisition contributed $5.6 million of the revenue growth. These gains in 2000 were partially offset by the loss of revenues from Industrial Measurement product lines that were divested in 2000. The increase in 1999 compared to 1998 was due to $1.8 million in revenue generated by HAMA since the acquisition in May 1999. HAMA's full year 1999 revenues, only the post acquisition component of which is included in the Company's consolidated revenues, increased 22% in 1999 compared to 1998. HAMA's revenues are generated from a line of wafer mapping and alignment sensors used in the semiconductor fabrication process, and represent the Company's entry into that market.

         SMT systems revenues increased $2.1 million or 22% during 2000 compared to 1999, following an increase of $1.8 million or 24% during 1999 compared to 1998. SMT systems revenues are generated from sales of the Company's solder paste inspection systems: the SE 200 (formerly the CyberSentry 2000) and LSM 300 (formerly LSM2), which were introduced in their current versions during the first half of 1997, the SE300 which was introduced during 2000, and the KS 100 introduced in late 1999. The SE 300 and KS 100 generated initial revenues in the fourth quarter of 2000. Increased SMT Systems revenues in 2000 and 1999 were the result of increased demand from electronic manufacturing services (EMS) companies, which are becoming an increasingly large segment of the worldwide SMT production market. The Company is continuing to see the demand for inspection equipment increase as production becomes more difficult due to smaller component sizes and increased production speeds. SMT systems revenues are expected to continue to increase in 2001 as the first full year of revenue for the new SE 300, KS 100, and KS 50 products.

         International revenue totaled $46.9 million in 2000, $30.6 million in 1999 and $29.9 million in 1998, comprising 73%, 77% and 82% of total revenue, respectively. The international markets of Europe, Japan and the rest of Asia account for a significant portion of the production capability of capital equipment for the manufacture of electronics, the primary market for the Company's OEM sensor and SMT system product lines.


GROSS MARGIN

         Gross margin increased to 63% of sales in 2000 from 57% in 1999 and 55% in 1998. Gross margin is highly dependent on the volume of revenues over which to spread the fixed component of cost of sales and the related realization of manufacturing efficiencies. During 2000, gross margin was positively impacted by higher revenue levels, by lower warranty costs and by increased revenue from the semiconductor product group, which has revenues that carry higher gross margins than the majority of the Company's other products. These improvements in 2000 gross margin were offset somewhat by costs associated with rapidly increasing production rates, such as additional overtime and increased scrap and inventory disposals. During 1999, gross margin was positively impacted relative to 1998 by a shift in the OEM sensor revenue mix towards higher margin sensor products and by a partial year of revenues from the HAMA acquisition.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses decreased 2% to $9.0 million in 2000 compared to $9.2 million in 1999 and $7.1 million in 1998. As a percentage of revenues, research and development expenses were 14% in 2000, compared to 23% and 19% in 1999 and 1998, respectively. The decrease in research and development expenses in 2000 compared to 1999 was primarily the result of approximately $875,000 of funded development recognized as a reduction in research and development expenses. This reduction was partially offset by the full year impact of the acquisition of Kestra and HAMA in the second quarter of 1999 and by other development initiatives in the EAS sensor and Semiconductor product groups. Increased research and development expense in 1999 is due primarily to the acquisition of Kestra in April 1999 and increased development spending required to complete new SMT systems products introduced in 2000. Payments to the Company for customer funded research and development are deferred and recognized as a reduction of research and development expenses as costs are incurred. There was no customer funded research and development in 1999 or 1998.

         During 2000 and 1999, research and development efforts were primarily focused on completion of the new high speed solder paste inspection system, the SE 300, completion of the in-process technologies acquired from Kestra(R) and HAMA, enhancements to the semiconductor wafer mapping sensor product family, completion of the next generation of the LaserAlign products and development of a board alignment camera. During 2000, research and development expenses also related to the continued development of the in-process technologies acquired from Imagenation. During 1999, research and development efforts were primarily focused on continuing development work on the LaserAlign technology, including the next generation of LaserAlign products, completion of the new family of industrial measurement scan stations and sensors and development of additional future product offerings for solder paste inspection. The Company expects that research and development expenses will approximate 15 percent of revenues in future periods and therefore that expenditures for research and development will expand commensurate with the growth of the Company's operations.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased 45% to $15.5 million in 2000 compared to $10.7 million in 1999 and $9.9 million in 1998. As a percentage of revenue, selling, general and administrative expenses were 24% in 2000 and 27% in 1999 and 1998. The 2000 dollar increase in selling general and administrative expenses was primarily due to personnel and marketing investments made to develop the end-user sales and service channel, the full-year impact of the Kestra and HAMA acquisitions and increased selling commissions and performance bonuses. During 1999, the dollar increase in selling general and administrative expenses was primarily due to additional costs incurred at Kestra and HAMA, and the costs associated with operating two remote subsidiaries.


ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT AND OTHER

         On October 24, 2000, the Company acquired Imagenation(R) Corporation ("Imagenation"). At the time of acquisition, Imagenation had two products under development. The first is a new generation of frame grabber ("Bluebird") that, if successfully developed, will contain features that greatly exceed the performance of current products. The second is a machine vision product concept that, if successfully developed, will integrate all vision components on a single circuit board ("VisionCell(TM)"), to be used as a `wafer mapper' primarily in a semiconductor manufacturing environment and other potential applications. At the time of acquisition the Company was uncertain whether the technology being developed for either Bluebird or VisionCell would ultimately meet the technical specifications required for semiconductor wafer handling, or other applications, or be commercially acceptable. The company recorded a $2.1 million charge to operations for the estimated fair value of the acquired in-process research and development. This charge is not deductible, for income tax reporting purposes.

During the fourth quarter of 2000, the Company made a decision to abandon the development of the FirstCheck(TM) product line, using technology originally acquired in 1999. Accordingly, intangible assets with a net book value of $308,000 were deemed to be impaired and were written off.

         On April 6, 1999, the Company completed the acquisition of Kestra(R) Ltd. At the time of the acquisition, Kestra had 2 products under development using a statistical technique, Principal Component Analysis (PCA), for the application of Automated Optical Inspection (AOI) in the pre-oven and post-oven reflow stages of SMT production. At the time of acquisition the Company was uncertain whether the technology being developed for either application would ultimately meet the technical specifications required for circuit board production or be commercially acceptable. The Company recorded a $6.5 million charge to operations for the estimated fair value of the acquired in-process research and development. This charge is not deductible for tax purposes under UK law. The Company released the pre-oven system to the market in the fourth quarter of 1999, following extended technical evaluations by customers, and continued to enhance the product to attempt to meet customer specifications through the first half of 2000. The Company recognized the first revenues from this acquired in-process technology in the fourth quarter of 2000. The Company is continuing development of the in-process post reflow technology and has introduced a related product, the KS 50. The Company is considering additional product offerings for both pre-oven and post-oven applications in 2001.

         On May 5, 1999, the Company acquired substantially all of the operating assets and assumed certain liabilities of HAMA Laboratories through HAMA(TM) Sensors, Inc., a newly formed, wholly-owned subsidiary of the Company. At the time of the acquisition, HAMA had under development technology to develop laser-based proximity sensors for robotic semiconductor wafer handling in a vacuum environment, and laser micrometers that determine the orientation and alignment of semiconductor wafers during the production process and other potential applications. At the time of acquisition the Company was uncertain whether the technology being developed for either the vacuum proximity sensors or the laser micrometers would ultimately meet the technical specifications required for semiconductor wafer handling, or other applications, or be commercially acceptable. The Company recorded a $771,000 charge to operations for the estimated fair value of the acquired in-process research and development. This charge will be deductible, for income tax reporting purposes, in future periods. Development has been completed on the vacuum sensor and the custom kit micrometer and these products were introduced during the fourth quarter of 1999. In addition, the mini laser micrometer was introduced in the second quarter of 2000. The Company has put on hold development of the acquired in-process technologies related to the six-inch micrometer due to manufacturability issues. These factors could impact the product development and release schedule.


AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

         Amortization of acquired intangible assets was $1.8 million during 2000. The amortization is attributable to identifiable intangible assets and goodwill resulting from the Company's acquisition of certain technology and other assets of Electronic Packaging Company (EPC) during the first quarter of 1999, the Company's acquisition of Kestra and HAMA during the second quarter of 1999, and the Company's acquisition of Imagenation in the fourth quarter of 2000. Except for the impact of contengent consideration relative to the HAMA and Imagenation acquisitions, the amount of which is not yet determinable, amortization of these intangible assets is expected to remain constant at approximately $2.4 million per year over the remaining life of the intangible assets and goodwill, which ranges from 4 to 7 years.

EFFECTIVE TAX RATE

         The Company recorded a tax provision of $5.5 million in 2000 resulting in an effective rate of 43%. The effective tax rate was higher than the U.S. statutory tax rate of 35% primarily as a result of the non-deductible, in-process research and development write-off resulting from the Imagenation acquisition, non-deductible goodwill amortization, and valuation allowances established to eliminate the future tax benefit of net operating loss carry forwards generated by CyberOptics UK, Ltd. (formerly Kestra) following the acquisition due to uncertainty about realization. These items were partially offset by foreign sales corporation benefits and research and development tax credits.

         During 1999, the Company recorded a tax provision of $1.1 million despite generating a loss before income tax of $4.4 million. The tax provision during 1999 reflects the non-deductible acquired in-process research and development charge resulting from the Kestra acquisition, non-deductible goodwill amortization from the intangible assets related to the Kestra acquisition and valuation allowances established to eliminate the future tax benefit of net operating loss carryforwards generated by Kestra following the acquisition due to uncertainty about realization. These items were partially offset in 1999 by benefits from the Company's foreign sales corporation and research and development tax credits.

         The Company's effective tax rate was 32% in 1998. Benefits from the Company's foreign sales corporation and the use of the research and development tax credit were primarily responsible for reducing the effective tax rate below the statutory federal rate in 1998.


FINANCIAL INSTRUMENTS

         The Company invests excess funds not required for current operations in marketable securities. The investment policy for these marketable securities is approved annually by the Board of Directors and administered by management. A third party, at the direction of management, manages the portfolio. The investment policy dictates that marketable securities consist of U.S. Government or U.S. Government agency securities with maturities of three years or less and an average portfolio maturity of not more that 18 months. As of December 31, 2000 the portfolio of marketable securities had an average term to maturity of approximately one year. All marketable securities are classified as available for sale and carried at fair value. The Company estimates that a hypothetical 1% increase in market interest rates would result in a decrease in the market value of the portfolio of marketable securities of approximately $160,000. If such a rate increase occurred, the Company's net income would only be impacted if securities were sold prior to maturity.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents and marketable securities increased $5.2 million to $28.3 million as of December 31, 2000 from $23.1 million as of December 31, 1999, primarily due to $9.6 million of cash generated by operations and $4.0 of cash provided by other common stock related financing activities. These sources of cash were partially offset by $6.0 million of cash used to acquire businesses and $2.5 million used to purchase fixed assets.

         The Company generated $9.6 million of cash from operations during 2000, primarily due to net income of $7.1 million plus $5.9 million of non-cash charges for IPR&D, depreciation and amortization and the provision for inventory obsolescence, and a $2.2 million tax benefit from exercise of stock options. The cash generated from operations also included an increase of $1.2 million in accounts payable and an increase of $2.3 million of accrued expenses partially offset by an increase of $4.4 million in accounts receivables, and a $4.2 million increase in inventories. The changes in accounts payable, accrued liabilities, inventories, and accounts receivable are primarily due to increased activity levels during 2000 related to revenue growth. The Company generated $4.9 million of cash from operations during 1999, primarily due to the net loss of $5.5 million, offset by $9.9 million of non-cash charges for IPR&D, depreciation and amortization and the provision for inventory obsolescence. The cash generated from operations also included a decrease of $780,000 in inventories and a $469,000 increase in accounts payable. These increases in cash were partially offset by an increase in accounts receivable of $1.1 million. The decrease in inventories is primarily due to management initiatives to reduce inventories in 1999. The changes in accounts payable and accounts receivable are primarily due to increased activity levels during the second half of 1999 related to revenue growth.

         The Company used $10.7 million of cash for investing activities in 2000 compared to generating $2.0 million in 1999. Cash used in investing activities in 2000 includes $6.0 million for acquired businesses and $2.5 million for acquired fixed assets, and the net purchase of an additional $2.1 million of marketable securities. Cash generated from investing activity in 1999 includes $20.4 million from the change in the level of investment in marketable securities resulting from purchases and maturities of those securities, which was mostly offset by the use of $17.2 million of cash to purchase businesses and technology and $1.3 million used for the purchase of fixed assets and other intangibles.

         The Company generated $4.0 million of cash from financing activities in 2000, and used $1.7 million 1999. During 2000, all of the cash was generated by stock related transactions, primarily stock option exercises and Employee Stock Purchase Plan share purchases. During 1999, cash used primarily reflects the repayment of $2.4 million of debt of Kestra following the acquisition, partially offset by cash generated from stock option exercises and the issuance of stock under the Employee Stock Purchase Plan.

         The Company has made no material capital commitments, although management is seeking strategic acquisition candidates that it believes will provide a higher level of return on assets to stockholders. The Company believes current working capital and anticipated funds from operations will be adequate for anticipated operating needs.


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

         As a result of the Kestra acquisition the Company has an operating unit located in the UK. The Company does not believe that currency fluctuations will have a material impact on its consolidated financial statements


RECENT ACCOUNTING DEVELOPMENTS

         In June 1999 the FASB issued Statement of Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133." SFAS No. 137 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 137, as amended by SFAS No. 138, is effective for the Company in the first quarter of the year beginning January 1, 2001. Management believes that the adoption of SFAS 137 will not have an impact on the Company's operating results.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Included in, and incorporated by reference to, the caption "Financial Instruments" in Item 7 above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION

(In thousands)
December 31,                                                                            2000             1999
--------------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                                           $ 13,097         $ 10,196
Marketable securities                                                                  6,650            8,509
Accounts receivable, less allowance for
    doubtful accounts of $135 and
    $124 in 2000 and 1999, respectively                                               12,470            7,762
Inventories                                                                            9,497            4,997
Other current assets                                                                     877              661
Deferred Tax Assets                                                                      833              735
--------------------------------------------------------------------------------------------------------------

      Total current assets                                                            43,424           32,860

Marketable securities                                                                  8,538            4,396
Equipment and leasehold improvements, net                                              3,944            2,705
Intangible and other assets, net                                                      12,911           11,143
Deferred Tax Assets                                                                       --              360
--------------------------------------------------------------------------------------------------------------

      Total assets                                                                  $ 68,817         $ 51,464
==============================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                    $  3,433         $  1,886
Income taxes payable                                                                     345              879
Accrued expenses                                                                       5,111            2,195
--------------------------------------------------------------------------------------------------------------

      Total current liabilities                                                        8,889            4,960

Deferred Tax Liabilities                                                                 145               --

Commitments

Stockholders' equity:
    Preferred stock, no par value, 5,000 shares authorized, none outstanding
    Common stock, no par value, 37,500 authorized,
      7,952 and 7,527 shares issued and outstanding, respectively                     39,714           33,479
    Accumulated other comprehensive income (loss)                                        (49)              (4)
    Retained earnings                                                                 20,118           13,029
--------------------------------------------------------------------------------------------------------------

      Total stockholders' equity                                                      59,783           46,504
--------------------------------------------------------------------------------------------------------------

      Total liabilities and stockholders' equity                                    $ 68,817         $ 51,464
==============================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION

(In thousands, except per share amounts)
Year ended December 31,                                 2000           1999          1998
------------------------------------------------------------------------------------------
Revenues                                            $ 64,036       $ 39,627      $ 36,636
Cost of revenues                                      23,935         17,143        16,499
------------------------------------------------------------------------------------------

Gross margin                                          40,101         22,484        20,137

Research and development expenses                      8,945          9,168         6,991
Selling, general and administrative expenses          15,521         10,737         9,881
Acquired in-process research and development
  and other                                            2,438          7,301            --
Amortization of goodwill and other intangibles         1,828          1,210            81
------------------------------------------------------------------------------------------
          Income (loss) from operations               11,369         (5,932)        3,184

Interest income and other                              1,305          1,499         2,220
------------------------------------------------------------------------------------------
          Income (loss) before income taxes and
            cumulative effect of change in
            accounting principle                      12,674         (4,433)        5,404

Provision for income taxes                             5,450          1,063         1,735
------------------------------------------------------------------------------------------
          Income (loss) before cumulative effect
            of change in accounting principle          7,224         (5,496)        3,669
Cumulative effect of change in accounting
  Principle, net of tax                                 (135)            --            --
------------------------------------------------------------------------------------------
          Net income (loss)                         $  7,089       $ (5,496)     $  3,669
==========================================================================================

Net income (loss) per share - Basic                 $   0.91       $  (0.74)     $   0.47
Net income (loss) per share - Diluted               $   0.84       $  (0.74)     $   0.46
==========================================================================================

Weighted average shares outstanding - Basic            7,777          7,478         7,788

Weighted average shares outstanding - Diluted          8,424          7,478         7,980
==========================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION

(In thousands)
Year ended December 31,                                                                2000        1999         1998
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                        $  7,089     $ (5,496)    $  3,669
         Adjustments to reconcile net income to net cash provided by operating activities:
           Acquired in-process research and development,
             net of tax benefit in 1999                                              2,130        7,041           --
           Other non-recurring charge                                                  308           --           --
           Cummulative effect of change in accounting principle                        135           --           --
           Depreciation and amortization                                             3,335        2,468        1,151
           Provision for doubtful accounts                                              11           10           11
           Provision for inventory obsolescence                                         15          361          455
           Deferred income taxes                                                       116         (145)        (160)
           Amortization of restricted stock                                             79           39           72
         Tax benefit from exercise of stock options                                  2,165           57          307
           Changes in operating assets and liabilities:
                Accounts receivable                                                 (4,363)      (1,067)       1,324
                Inventories                                                         (4,155)         780       (1,889)
                Other current assets                                                  (179)         (43)         (37)
                Accounts payable                                                     1,270          469           10
                Income taxes payable                                                  (673)         290          (72)
                Accrued expenses                                                     2,305          170         (346)
---------------------------------------------------------------------------------------------------------------------

                Net cash provided by operating activities                            9,588        4,934        4,495

CASH FLOWS FROM INVESTING ACTIVITIES:

         Proceeds from sales of available for sale
            marketable securities                                                   10,762       25,608       34,330
         Purchases of available for sale marketable securities                     (12,647)      (5,214)     (32,854)
         Purchases of businesses and technology,
            net of cash acquired                                                    (6,009)     (17,159)          --
         Additions to equipment and leasehold improvements                          (2,535)      (1,166)        (982)
         Additions to patents                                                         (249)         (87)        (130)
---------------------------------------------------------------------------------------------------------------------

                Net cash provided (used) by investing activities                   (10,678)       1,982          364

CASH FLOWS FROM FINANCING ACTIVITIES:
         Repurchase of common stock                                                     --           --       (6,830)
         Repayment of long-term debt                                                             (2,364)
         Proceeds from exercise of stock options                                     3,527          303          419
         Proceeds from issuance of common stock
            under Employee Stock Purchase Plan                                         464          345          355

---------------------------------------------------------------------------------------------------------------------

                Net cash provided (used) by financing activities                     3,991       (1,716)      (6,056)

Net increase (decrease) in cash and cash equivalents                                 2,901        5,200)      (1,197)

Cash and cash equivalents - beginning of year                                       10,196        4,963        6,160
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents - end of year                                           $ 13,097     $ 10,196     $  4,963
=====================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
CYBEROPTICS CORPORATION

                                                                                       Accumulated
                                                               Common Stock               Other                         Total
                                                         ------------------------     Comprehensive      Retained   Stockholders'
(In thousands)                                            Shares          Amount      Income (Loss)      Earnings       Equity
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                                 8,011        $  38,412        $     25        $ 14,856       $ 53,293
Tax benefit from exercise of stock options                                    307                                            307
Exercise of stock options
     net of shares exchanged as payment
     and subsequently retired                                104              419                                            419
Issuance of common stock under
     Employee Stock Purchase Plan                             45              355                                            355
Repurchase of common stock                                  (750)          (6,830)                                        (6,830)
Amortization of restricted stock                              15               72                                             72

Market value adjustments of marketable securities                                        $    148                            148
Net income                                                                                                  3,669          3,669
                                                                                                                        ---------
Comprehensive income                                                                                                       3,817
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998                                 7,425        $  32,735        $    173        $ 18,525       $ 51,433
Tax benefit from exercise of stock options                                     57                                             57
Exercise of stock options
     net of shares exchanged as payment
     and subsequently retired                                 57              303                                            303
Issuance of common stock under
     Employee Stock Purchase Plan                             45              345                                            345
Amortization of restricted stock                                               39                                             39
Market value adjustments of marketable securities                                        $   (240)                          (240)
Cumulative translation adjustment                                                              63                             63
Net loss                                                                                                   (5,496)        (5,496)
                                                                                                                        ---------
Comprehensive loss                                                                                                        (5,673)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999                                 7,527        $  33,479        $     (4)       $ 13,029       $ 46,504
Tax benefit from exercise of stock options                                  2,165                                          2,165
Exercise of stock options
     net of shares exchanged as payment
     and subsequently retired                                375            3,527                                          3,527
Issuance of common stock under
     Employee Stock Purchase Plan                             50              464                                            464
Amortization of restricted stock                                               79                                             79

Market value adjustments of marketable securities                                        $    263                            263
Cumulative translation adjustment                                                            (308)                          (308)
Net income                                                                                                  7,089          7,089
                                                                                                                        ---------
Comprehensive income                                                                                                       7,044
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000                                 7,952        $  39,714        $    (49)       $ 20,118       $ 59,783
=================================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CYBEROPTICS CORPORATION (In thousands, except share and per share amounts)

NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS DESCRIPTION
CyberOptics(R) Corporation (the Company) designs and manufactures intelligent sensors and systems for high-precision, non-contact dimensional measurement and process control. Utilizing proprietary laser, optics and machine vision technology combined with advanced software and electronics, the Company's products enable manufacturers to increase operating efficiencies, product yields and quality by measuring the characteristics and placement of components both during and after the manufacturing process. The Company sells its products worldwide through a combination of direct sales staff and independent distributors.

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

As of December 31, 2000 and 1999, all marketable securities are classified as available for sale, with a carrying amount of $15,188 and $12,905, respectively. Available for sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity until realized. These fair values are determined using quoted market prices. The carrying amounts of securities, for purposes of computing unrealized gains and losses, are determined by specific identification. The cost of securities sold is determined by specific identification. Net unrealized holding gains and losses and realized gains and losses were not significant at December 31, 2000 and 1999 or during the years ended December 31, 2000, 1999 and 1998.

INVENTORIES
Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. Appropriate consideration is given to deterioration, obsolescence, and other factors in evaluating net realizable value.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Equipment and leasehold improvements are stated at cost. Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance are charged to expense as incurred. In progress costs are capitalized with depreciation beginning when assets are placed in service. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, ranging from three to ten years. Leasehold improvements are depreciated using the straight-line method over the shorter of the asset useful life or the underlying lease term. Gains or losses on dispositions are included in current operations.

INTANGIBLE ASSETS
Intangible assets are being amortized on a straight-line basis over periods ranging from 4 to 7 years, based upon their estimated life. Purchased in process research and development costs (IPR&D) are expensed upon consummation of the purchase.

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

REVENUE RECOGNITION
Revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Generally, revenues are recognized upon shipment. Estimated returns and warranty costs are recorded at the time of sale. Some SMT products require customer acceptance. For these SMT products, revenue is recognized at the time of customer acceptance.

Effective January 1, 2000, the Company adopted Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". Prior to adoption of SAB 101, revenue was generally recognized upon shipment. Consistent with the guidelines provided in SAB No. 101, the Company changed its revenue recognition policy to defer elements of certain systems sales relating to installation, training, and other contractually obligated post sale product support, until the services are provided. The impact of adopting the provisions of SAB No. 101 was a $135,000 cumulative effect charge, net of tax, effective January 1, 2000.

FOREIGN CURRENCY TRANSLATION
Financial position and results of operations of the Company's international subsidiary are measured using local currency as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at each fiscal year-end. Statements of operations accounts are translated at the average rates of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a cumulative translation adjustment in stockholders' equity.

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

NET INCOME PER SHARE
Basic net income (loss) per share is calculated based on the weighted average of common shares outstanding during the period. Diluted Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding. The Company's only common stock equivalents are those that result from dilutive common stock options. The calculation of diluted earnings per common share for 2000 and 1998 includes 624,571 and 309,000 of such common stock equivalents, respectively. The calculation of diluted loss per common share for 1999 excludes 124,000 equivalent shares because their effect would be anti-dilutive.

COMPREHENSIVE INCOME (LOSS)
Components of comprehensive income (loss) include net income, foreign-currency translation adjustments and unrealized gains (losses) on available-for-sale securities, net-of-tax, and is presented on the consolidated statements of shareholders' equity and comprehansive income (loss).

RECLASSIFICATIONS
Certain prior-year amounts have been reclassified to conform to the current-year presentation.

RECENT ACCOUNTING DEVELOPMENTS
In June 1999 the FASB issued Statement of Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133." SFAS No. 137 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 137 was effective for the Company in the first quarter of the year beginning January 1, 2001. Management believes the adoption of SFAS 137 is not expected to have an impact on the Company's operating results.


NOTE 2 - OTHER FINANCIAL STATEMENT DATA

INVENTORIES CONSIST OF THE FOLLOWING:

--------------------------------------------------------------------------------
December 31,                                                 2000          1999
--------------------------------------------------------------------------------

Raw materials and
   purchased parts                                        $ 6,311       $ 3,531
Work in process                                             1,177           912
Finished goods                                              2,479         1,009
--------------------------------------------------------------------------------
                                                            9,967         5,452

Allowance for obsolesence                                    (470)         (455)
--------------------------------------------------------------------------------
                                                          $ 9,497       $ 4,997

================================================================================


EQUIPMENT AND LEASEHOLD IMPROVEMENTS CONSIST OF THE FOLLOWING:

--------------------------------------------------------------------------------
December 31,                                                 2000          1999
--------------------------------------------------------------------------------

Equipment                                                 $ 8,135       $ 5,769
Leasehold improvements                                      1,115         1,029
--------------------------------------------------------------------------------
                                                            9,250         6,798
Accumulated
   depreciation and amortization                           (5,306)       (4,093)
--------------------------------------------------------------------------------
                                                          $ 3,944       $ 2,705

================================================================================

INTANGIBLE AND OTHER ASSETS CONSIST OF THE FOLLOWING:

--------------------------------------------------------------------------------
December 31,                                                 2000          1999
--------------------------------------------------------------------------------

Goodwill                                                  $ 9,029       $ 7,331
Acquisition-related Intangibles                             6,175         4,564
Capitalized patent costs                                      946           697
Other                                                         355           302
--------------------------------------------------------------------------------
                                                           16,505        12,894
Accumulated Amortization                                   (3,594)       (1,751)
--------------------------------------------------------------------------------

Total intangible and other
   assets, net                                            $12,911       $11,143
================================================================================

During 2000, the Company invested $193 in cash and other intangible assets for a 19% equity interest in Avanti Optics Corporation, a development stage company formed to develop products for the fiber optic component assembly market. Dr. Case is both the CEO of Avanti Optics Corporation and chairman of the board of CyberOptics Corporation. Accordingly, the Company accounts for this investment using the equity method. The Company's equity in the loss of Avanti during 2000 was $83. The carrying value of the Company's investment is $110 as of December 31, 2000, and is included in other assets.

ACCRUED EXPENSES CONSIST OF THE FOLLOWING:

--------------------------------------------------------------------------------
December 31,                                                 2000          1999
--------------------------------------------------------------------------------

Wages and benefits                                        $ 3,304       $   925
Deferred Revenue                                              506            40
Warranty costs                                                312           412
Other                                                         989           818
--------------------------------------------------------------------------------

                                                          $ 5,111       $ 2,195
================================================================================


NOTE 3 - ACQUISITIONS

On October 24, 2000, the Company acquired all of the outstanding shares and all options to acquire shares of Imagenation(R) Corporation. Total consideration of $7,191 included $6,650 paid to the share and option holders of Imagenation at closing, $350 paid into an escrow account to cover indemnity obligations, and direct acquisition costs of $191. The company also agreed to pay additional contingent consideration equal to 5% of net sales, if any, generated during the three years ending December 31, 2003 from the sale of any new products under development at the time of acquisition, including revenues generated from the sale of products that are the derivative works of such products. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed, and the results of operations of Imagenation are included in the consolidated financial statements of the Company since the acquisition date.

The purchase price was allocated as follows:

--------------------------------------------------------------------------------
Cash                                                                    $ 7,000
Direct acquisition costs                                                    191
                                                                          -----
Total Purchase Price                                                      7,191

Estimated fair value of tangible
   assets acquired (approximates
   recorded book value)                                                     944

--------------------------------------------------------------------------------
Purchase price in excess of estimated
   fair value of tangible assets acquired                               $ 6,247
================================================================================

Estimated fair value of purchased in-process research and development, identifiable intangible assets, and goodwill:
       Developed Technologies                                           $ 2,110
       Customer Base                                                        280
       Assembled Workforce                                                  560
       In-process research and development                                2,130
       Goodwill                                                           1,167
--------------------------------------------------------------------------------
                                                                        $ 6,247
================================================================================

Valuation of the purchased in-process research and development was conducted by a nationally recognized independent third party appraisal company. The purchased in-process research and development consisted of Imagenation's project "Bluebird" frame grabber and VisionCell development projects.

Bluebird(TM) frame grabber is a new generation frame grabber technology that, if successfully developed, will contain high performance features (real time control of trigger and strobe signals, assured transfers of image to memory, and significantly lower video noise and jitters) that greatly exceed the specifications of current products. Additionally, the complexity of the logic design required to successfully develop Bluebird is high because the design can not be completed utilizing commercially available DMA (direct memory access) controllers and video processing chips. The estimated fair value of the project Bluebird acquired in-process research and development technology was $280,000.

VisionCell(TM) sensor is a machine vision product concept that integrates all vision components (camera, frame grabber, lighting, computer, and vision application software) on a single circuit board. If successfully developed, it will provide very high performance in a small package and at a price much lower than a normal vision system. The first product under development using the VisionCell technology is a "wafer mapper" device that sits on a robot arm in a semiconductor manufacturing environment to automatically "see" whether the silicon wafers are loaded properly into wafer cassettes. The estimated fair value of the VisionCell acquired in-process research and development technology was $1,850,000.

These in-process research and development amounts were expensed as a non-recurring charge upon consummation of the acquisition. At the time of acquisition management was uncertain whether the technology being developed for either Bluebird or VisionCell would ultimately meet the technical specifications required for semiconductor wafer handling, or other applications, or be commercially acceptable. Failure to achieve these specifications would cause Bluebird frame grabber and the VisionCell projects to fail. The Company expects that all the purchased in-process research and development will reach technological feasibility. However, even if technological feasibility is achieved (of which there can be no assurance) there can be no assurance that the commercial viability of the purchased in-process research and development projects will achieve management expectations.

The following table presents unaudited pro forma condensed consolidated results of operations as if the acquisition of Imagenation had occurred as of the beginning of fiscal 1999. The unaudited pro forma consolidated results of operations have been adjusted to eliminate the effect of the non-recurring charges to operations of $2,130 for the estimated fair value allocated to the acquired in-process research and development technology. The pro forma information also includes adjustments for additional amortization of identifiable intangibles and goodwill, the reduction of interest income due to the cash used for the acquisitions and the related tax impacts of these adjustments. The unaudited pro forma consolidated results of operations are presented for illustrative purposes only and are not necessarily indicative of the combined financial results that actually would have resulted had the acquistion, in fact, occured on that date (in thousands):

--------------------------------------------------------------------------------
                                           2000               1999
--------------------------------------------------------------------------------

Revenue                                $ 68,980           $ 44,035
Net income (loss)                      $  8,765           $ (6,151)
Net income (loss)
   per share - Basic                   $   1.13           $   (.82)
Net income (loss)
   per share - Diluted                 $   1.04           $   (.82)
--------------------------------------------------------------------------------


In April 1999, the Company acquired all of the outstanding shares of Kestra(R) Limited ("Kestra"), a British limited liability company organized under the Companies Act of 1985. Total consideration paid of $9,040 included $7,943 of cash paid to shareholders of Kestra at closing, $408 paid into escrow to cover various warranties and $689 of guaranteed notes. The Company also repaid certain indebtedness of Kestra to one of its shareholders and certain other obligations related to the shares acquired totaling $2,364 and paid direct acquisition costs of approximately $536. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed, and the results of operations of Kestra are included in the consolidated financial statements of the Company since the acquisition date. The purchase price was allocated as follows:

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

Valuation of the purchased in-process research and development was conducted by a nationally recognized independent third party appraisal company. The purchased in-process research and development consisted of Kestra's projects to develop pre-oven and post-reflow in-line inspection systems for printed circuit boards assemblies utilizing a statistical technique called principle component analysis
(PCA). PCA is based on statistical appearance modeling that can learn for itself how to recognize any object. The pre-oven system involves checking for placement of components on circuit boards. The post-reflow system involves inspection of the solder joints, after the solder paste applied to the leads of components placed on circuit boards has been melted by the oven. Based upon the independent third-party appraisal, as of the acquisition date, management estimated that $3,200 and $3,300 of the purchase price represents the fair value of purchased in-process research and development related to the pre-oven and post-reflow systems, respectively, that as of the acquisition date had not yet reached technological feasibility and have no alternative future uses. These amounts were expensed as a non-recurring, non-tax-deductible charge upon consummation of the acquisition. At the time of acquisition, management was uncertain whether the technology being developed for either system would ultimately meet the technical specifications required for circuit board production or be commercially acceptable. Failure to achieve these specifications could cause the pre-oven and post-reflow system to fail. If these products are not successfully developed the sales and profitability of the combined Company may be adversely affected in future periods. Additionally, the value of the goodwill acquired may become impaired.

The Company expects that all the purchased in-process research and development will reach technological feasibility. However, even if technological feasibility is achieved (of which there can be no assurance) there can be no assurance that the commercial viability of the purchased in-process research and development projects will achieve management expectations.

The Company introduced the pre-oven system in the fourth quarter of 1999, and recorded initial revenues in the fourth quarter of 2000. The Company is continuing development of the acquired in-process post-reflow technology and introduced a related product, the KS 50, in the fourth quarter of 2000. As the result of market feedback and development resource constraints, the Company has made the decision to tier its product offerings and introduce a family of inspection systems for pre-oven and post-oven inspection utilizing acquired in-process technology at different price points and inspection capabilities. Based on market feedback from current systems, the Company is considering additional product offerings for both pre-oven and post-oven applications later in 2001.

On May 5, 1999, the Company acquired substantially all of the operating assets and assumed certain liabilities of HAMA Laboratories, Inc. ("HAMA") through HAMA(TM) Sensors, Inc., a newly formed, wholly-owned subsidiary of the Company ("HSI"). Pursuant to the Asset Purchase Agreement between HSI, HAMA and the two shareholders of HAMA, HSI paid HAMA $6,750 of cash at closing, $500 of which was deposited in an escrow account to cover certain indemnities, and $245 based on the adjusted net asset value of HAMA at closing. In addition, the Company agreed to pay HAMA up to $4.1 million of additional consideration based on meeting certain operating thresholds over the next 3 years. The Company also paid direct acquisition costs of approximately $169.

The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed, and the results of operations of HIS have been included in the financial statements of the Company since the acquisition date. The purchase price was allocated to the acquired assets and assumed liabilities as follows:


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

Valuation of the purchased in-process research and development, current technology and trademarks was conducted by a nationally recognized independent third-party appraisal company.

At the time of the acquisition, the purchased in-process research and development consisted of HAMA's projects to develop laser-based proximity sensors for robotic semiconductor wafer handling which can potentially be used in a vacuum environment and laser micrometers that will be used in semiconductor manufacture and other operations. The technology under development for use in these laser-based sensors utilizes a complex combination of optical components, firmware and electronics, along with customized microprocessors and mechanical designs. At the time of acquisition, the Company was uncertain whether the technology being developed for either the proximity sensors or the laser micrometers would ultimately meet the technical specifications required for semiconductor wafer handling or be commercially acceptable. Based upon an independent third-party appraisal, management allocated $771 of the purchase price to proximity sensors and laser micrometers that had not yet reached technological feasibility and have no alternative future uses. The estimated fair value of each acquired in-process research and development technology was appraised as follows:

Vacuum Proximity Sensors:                                               $82,000

Six-Inch Laser Micrometers:                                            $210,000

Mini Through Beam Micrometers:                                          $55,000

Customizable Kit Micrometers:                                          $424,100

Development was completed on the vacuum sensor and the customizable kit micrometer and these products were introduced during the fourth quarter of 1999. The mini laser micrometer was released in the second quarter of 2000. The Company has put on hold development of the acquired in-process technologies related to the six-inch micrometer due to manufacturability issues.

         The following table presents unaudited pro forma condensed consolidated results of operations as if the acquisitions of Kestra and HAMA had occurred as of the beginning of fiscal 1998. The unaudited pro forma consolidated results of operations have been adjusted to eliminate the effect of the non-recurring charges to operations of $7,040 (net of tax) for the estimated fair value allocated to the acquired in-process research and development technology. The pro forma information includes adjustments for additional amortization of identifiable intangibles and goodwill, the reduction of historical HAMA compensation expense for executives to reflect contractual changes to the Company's compensation structure, the reduction of interest income due to the cash used for the acquisitions and the related tax impacts of these adjustments. The unaudited pro forma consolidated results of operations are presented for illustrative purposes only and are not necessarily indicative of the combined financial results that actually would have resulted had the acquistions, in fact, occured on that date (in thousands):

--------------------------------------------------------------------------------
                                           1999               1998
--------------------------------------------------------------------------------

Revenue                                $ 40,422           $ 38,786
Net income (loss)                      $    655           $    301
Net income (loss)
   per share - Basic                   $   0.09           $   0.04
Net income (loss)
   per share - Diluted                 $   0.09           $   0.04
--------------------------------------------------------------------------------

During February of 1999, the Company acquired certain technology and other assets from Electronic Packaging Company (EPC). The acquired technology and other assets relate to a system that would inspect loaded circuit boards (circuit boards with components placed thereon) to determine proper orientation of the component and that the correct component is placed. The system is designed to be used off-line for purposes of first article inspection. These assets were acquired for $404 of cash and were accounted for using the purchase method, whereby the purchase consideration was allocated to assets based on estimated fair market value and will be amortized over their estimated useful life. In the fourth quarter of 2000, the Company decided not to pursue the continued development of products utilizing these acquired assets. Accordingly, the net book value of the assets of $308,000 was considered impaired and was written off as an other non-recurring charge.

NOTE 4 - INCOME TAXES

THE PROVISION FOR INCOME TAXES CONSISTS OF THE
FOLLOWING:

--------------------------------------------------------------------------------
                                                   2000        1999        1998
--------------------------------------------------------------------------------
Current:
   Federal                                      $ 4,979     $ 1,454     $ 1,820
   State                                            518          14          75
Deferred                                            (47)       (405)       (160)
--------------------------------------------------------------------------------
                                                $ 5,450     $ 1,063     $ 1,735
================================================================================


DEFERRED TAX ASSETS (LIABILITIES) CONSIST OF THE FOLLOWING:

-----------------------------------------------------------------------
December 31,                                         2000        1999
-----------------------------------------------------------------------
Current deferred tax assets (Liabilities):
  Inventory allowances                            $   354     $   162
  Vacation accrual                                    147          98
  Accounts receivable
     allowances                                        58          41
  Warranty accrual                                    121         144
  Other, net                                          153         290
------------------------------------------------------------------------
     Total                                            833         735
------------------------------------------------------------------------

Non-current deferred tax assets (liabilities):
  Intangible amortization                            (458)        360
  Net operating loss
     carryforwards                                  2,712       1,667
------------------------------------------------------------------------
     Sub-Total                                      2,254       2,317
  Valuation allowance                              (2,399)     (1,667)
------------------------------------------------------------------------
     Total                                           (145)        360
------------------------------------------------------------------------
Net deferred tax asset                             $  688     $ 1,095
========================================================================


The majority of net operating loss carryforwards, $7,996, relate to losses incurred in the UK by Kestra, a development stage company acquired in 1999. The utilization of net operating loss carryforwards is dependent on Kestra's ability to generate sufficient taxable income during the carryforward period. Because of uncertainty as to future realization of the benefit associated with this net operating loss, a valuation allowance equal to the related deferred tax asset has been recorded. Once realization becomes probable, the valuation allowance will be reversed. Approximately $4,000 of the net operating loss carryforwards relate to pre-acquisition losses and would be recorded as an adjustment to the opening balance sheet, primarily goodwill, if the valuation allowance is reversed. The remaining NOL carryforwards of $896 relates to the loss generated by Imagenation, that management expects this carryforward to be utilize to reduce future taxable income generated by the Company. Accordingly, no valuation allowance for the Imagenation operating loss carryforward has been recorded.

A RECONCILIATION OF THE STATUTORY RATE TO THE EFFECTIVE INCOME TAX RATE IS AS
FOLLOWS:

-------------------------------------------------------------------------------
                                                  2000         1999       1998
-------------------------------------------------------------------------------

Federal statutory rate                            34.0%       (34.0%)     34.0%
Increase (decrease)
    resulting from:
   State income taxes, net
    of federal benefit                             2.2          0.5        1.1
   FSC benefit, net of
    FSC taxes                                     (4.7)        (2.1)      (3.5)
   R&E credit                                     (3.0)        (8.2)      (4.5)
   Foreign rate difference                         0.4          7.8
   Acquired IPR&D                                  5.9         44.2
   Valuation allowance                                         10.5
   Non-deductible goodwill                         8.0          4.8
   Other, net                                      0.7          0.5        5.0
-------------------------------------------------------------------------------
Effective rate                                    43.5%        24.0%      32.1%
===============================================================================


Cash payments for income taxes for the years ended December 31, 2000, 1999 and 1998, were approximately $3,759, $1,138 and $1,663 respectively.


NOTE 5 - OPERATING LEASES

The Company leases its primary office, warehouse and manufacturing facility under a 10 year operating lease that expires in April 2006. The Company has the option to extend the lease for two additional three year periods. The lease requires the Company to pay insurance, property taxes and other operating expenses related to the leased facility. The Company also leases facilities for the operations of its three subsidiaries, under operating leases which expire from September 2004 through June 2013.

Total rent expense for the years ended December 31, 2000, 1999 and 1998, was approximately, $994, $905 and $810, respectively.

At December 31, 1999, the future minimum lease payments required under noncancellable operating lease agreements, are as follows:


Year ending December 31,
2001                                   $   891
2002                                       865
2003                                       745
2004                                       730
2005                                       686
Thereafter                                 850
----------------------------------------------
Total                                  $ 4,767
==============================================


NOTE 6 - STOCKHOLDERS' EQUITY

All share and per share amounts, including stock options, have been restated to reflect The Company's three-for-two stock split effected in the form of a common stock dividend, which was distributed on June 16, 2000.

In February 1998, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of common stock for the purpose of providing the necessary common stock for the Company's stock option and employee stock purchase plans. In 1998, all 750,000 shares were repurchased through open market purchases, block transactions or privately negotiated purchases. In October 1998, the Company's Board of Directors authorized the repurchase of up to an additional 375,000 shares of common stock. No shares were repurchased under the second authorization, which expired in October 1999. During 1998, the Company issued 15,000 shares of restricted stock to an executive at the market price on the issue date of $13.00 per share. Of these shares, 3000 vested upon issuance and the remaining 12,000 shares vest over 4 years.

NOTE 7 - BENEFIT PLANS

STOCK OPTION PLAN
The Company has three stock option plans for which it has reserved 1,534,854 shares of common stock in the aggregate for issuance to employees, directors, officers and others. In addition, there are 150,000 shares reserved, and included in the following summaries, for issuance to an executive that are not part of the three stock option plans. Reserved shares underlying canceled options are available for future grant under all plans. Options are granted at an option price per share equal to or greater than the market value at the date of grant. Generally, options granted to employees vest over a four-year period and expire five years after the date of grant. The plans allow for option holders to tender shares of the Company's common stock as consideration for the option price provided that the tendered shares have been held by the option holder at least 6 months. Options exercised by tendering shares are shown at the net amount.

THE FOLLOWING IS A SUMMARY OF STOCK OPTION PLAN ACTIVITY:

--------------------------------------------------------------------------------
Shares                                        2000          1999           1998
--------------------------------------------------------------------------------

Granted                                    311,634       488,400        352,575
Exercised                                 (401,014)      (56,256)      (115,580)
Forfeited                                 (112,383)      (56,085)      (118,127)
December 31:
Outstanding                              1,373,540     1,575,303      1.199,244

Exercisable                                557,787       619,331        414,501



Weighted average exercise price
per share                                     2000          1999           1998
--------------------------------------------------------------------------------

Granted                                 $    26.11      $   8.96      $   11.44
Exercised                                    10.06          5.40           5.14
Forfeited                                    11.82          8.28           9.33

December 31:
Outstanding                                  13.88         10.07          10.23

Exercisable                                  10.36          9.87           8.53
================================================================================


Stock options outstanding as of December 31, 2000, had a range of exercise prices of $4.00 to $49.13 and a weighted average remaining contractual life of approximately 4.2 years.


THE FOLLOWING IS A SUMMARY OF OUTSTANDING OPTIONS AS OF DECEMBER 31, 2000:

                                                                     Weighted
Exercise                                Options       Options        Average
Price                                 Outstanding   Exercisable   Remaining Life
--------------------------------------------------------------------------------

Less than $7.00                          81,000        81,000       3.83 years
$7.00 to $9.99                          447,415       186,030       2.72 years
$10.00 to $19.99                        526,625       277,257       5.18 years
$20.00 to $29.99                        260,400        13,500       4.82 years
Over $30.00                              58,100             0       4.60 years
================================================================================

As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", the Company continues to measure compensation cost for its stock incentive and option plans using the intrinsic value method of accounting.

Had the Company used the fair value method of accounting for its stock option and incentive plans and charged compensation costs against income over the vesting period, net income and net income per share for 2000, 1999 and 1998 would have been reduced to the following pro forma amounts:

--------------------------------------------------------------------------------
                                                  2000         1999        1998
--------------------------------------------------------------------------------

Net Income:
   As reported                                 $ 7,089      $(5,496)     $ 3,669
   Pro forma                                   $ 5,706      $(7,249)     $ 2,173

Net income per share:
   As reported - Basic                         $  0.91      $ (0.73)     $  0.47
   Pro forma - Basic                           $  0.73      $ (0.97)     $  0.28

   As reported - Diluted                       $  0.84      $ (0.73)     $  0.46
   Pro forma - Diluted                         $  0.68      $ (0.97)     $  0.27


The weighted-average grant-date fair value of options granted during 2000, 1999 and 1998 was $15.39, $5.06 and $6.45, respectively. The weighted-average grant-date fair value of options was determined by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

--------------------------------------------------------------------------------
                                                     1999       1998       1997
--------------------------------------------------------------------------------

Risk-free interest rates                             6.22%      5.27%      6.39%
Expected life                                     4 years    4 years    4 years
Expected volatility                                 72.92%     68.47%     63.97%
Expected dividends                                   None       None       None

EMPLOYEE STOCK PURCHASE PLAN
The Company has an Employee Stock Purchase Plan available to eligible employees. Under terms of the plan, eligible employees may designate from 1 to 10% of their compensation to be withheld through payroll deductions for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. Under the plan, 600,000 shares of common stock have been reserved for issuance. As of December 31, 2000, 309,729 shares have been issued under this plan.

401(k) PLAN
The Company has a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code ("the Code"), whereby eligible employees may contribute up to 20% of their earnings, not to exceed annual amounts allowed under the Code. In addition, the Company may also make contributions at the discretion of the Board of Directors. In 2000, 1999 and 1998, the Company provided for matching contributions totaling $198, $155, and $157, respectively.

NOTE 8 - BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS

Effective at year-end 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS 131 requires the management approach in determining business segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. Management has determined that the Company operates its business as one reportable segment - the design, manufacture and sale of optical process control sensors and inspection systems for electronics assembly capital equipment. To make operating and strategic decisions, the Company's chief operating decision maker, the President, evaluates revenue performance based on worldwide revenues of each major product group and profitability on an enterprise-wide basis due to shared manufacturing, research and development and administrative services. Revenues by product group were as follows:

--------------------------------------------------------------------------------
Year ended December 31,                          2000         1999         1998
--------------------------------------------------------------------------------

OEM Solutions:
     Electronic Assembly Sensors             $ 43,415     $ 26,268     $ 26,713
     Semiconductor Products                     9,213        4,037        2,417
SMT systems                                    11,408        9,322        7,506
--------------------------------------------------------------------------------
                                             $ 64,036     $ 39,627     $ 36,636
================================================================================

THE FOLLOWING SUMMARIZES CERTAIN SIGNIFICANT CUSTOMER INFORMATION:

                                              Significant            Percentage
                                               Customer   Revenues   of Revenues
--------------------------------------------------------------------------------

Year ended
   December 31, 2000                              A       $19,043        30%
                                                  B       $15,414        24%
Year ended
   December 31, 1999                              A       $13,403        34%
                                                  B       $ 6,026        15%
Year ended
   December 31, 1998                              A       $ 9,700        27%
                                                  B       $10,797        30%


As of December 31, 2000, accounts receivable from significant customers A and B were $2,310 and $1,716, respectively. As of December 31, 1999, accounts receivable from significant customers A and B were $2,077 and $2,467, respectively.

Export sales amounted to 73%, 77% and 82% of revenues for 2000, 1999 and 1998, respectively. All of the Company's export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

--------------------------------------------------------------------------------
                                                 2000         1999         1998
--------------------------------------------------------------------------------

Americas                                     $    404     $  1,888     $  1,400
Europe                                         22,847       16,759       12,237
Asia                                           23,593       11,858       16,169
Other                                               5          132          117
--------------------------------------------------------------------------------
                                             $ 46,849     $ 30,637     $ 29,923
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


NOTE 10 - QUARTERLY FINANCIAL INFORMATION
(In thousands, except per share amounts)

2000 (UNAUDITED)                        MARCH 31(2)    JUNE 30(3)    SEPT. 30(4)    DEC. 31(5)
--------------------------------------------------------------------------------------------
Revenues                                $ 13,498      $ 14,694       $ 16,277      $ 19,567
Gross margin                               8,304         9,376         10,256        12,165
Income from operations                     1,862         2,959          3,962         2,586
Net income                                 1,191         1,980          2,814         1,104
Net income per share - Basic (1)            0.16          0.26           0.36          0.14
Net income per share - Diluted (1)          0.14          0.24           0.33          0.13

1999 (UNAUDITED)                        MARCH 31       JUNE 30(6)    SEPT. 30       DEC. 31
--------------------------------------------------------------------------------------------
Revenues                                $  7,705      $  8,811       $ 10,418      $ 12,693
Gross margin                               4,168         4,906          6,047         7,364
Income from operations                       252        (7,613)           352         1,078
Net income (loss)                            552        (7,249)           201         1,000
Net income (loss) per share - Basic (1)     0.07         (0.97)          0.03          0.13
Net income (loss) per share - Diluted (1)   0.07         (0.97)          0.03          0.13

(1) The summation of quarterly per share amounts may not equal the calculation for the full year, as each quarterly calculation is performed discretely.

(2) The results of the first quarter ended March 31, 2000 have been reduced from the previously reported amount by a $135 net-of-tax charge to earnings for the cumulative affect of adopting changes required by the Securities and Exchange Commission Staff Accounting Bulletin No. 101, effective January 1, 2000. Additionally, revenue, gross margin, and income from operations have all been reduced from previously reported amounts by $11, and net income has been reduced from the previously reported amount by $7 for the quarterly effect of adopting SAB No. 101.

(3) The revenue, gross margin, and income from operations for the quarter ended June 30, 2000 have all been increased from previously reported amounts by $2, and net income has been increased from the previously reported amount by $1 for the quarterly effect of adopting SAB No. 101.

(4) The revenue, gross margin, and income from operations for the quarter ended September 30, 2000 have all been reduced from previously reported amounts by $5, and net income has been reduced from the previously reported amount by $3 for the quarterly effect of adopting SAB No. 101.

(5) Includes a $0.25 per diluted share, net of tax, non-recurring charge for acquired in-process research and development and a $0.03 charge for the write-off of impaired intangible assets. Additionally, revenue, gross margin, and income from operations have all been increased from previously reported amounts by $14, and net income has been increased from the previously reported numbers by $10 for the quarterly effect of adopting SAB No. 101.

(6) Includes a $0.95 per share, net of tax, non-recurring charge for acquired in-process research and development.


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of
CyberOptics Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' equity and comprehensive income (loss) present fairly, in all material respects, the financial position of CyberOptics Corporation as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management, our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion.

As discussed in Note 1, the Company changed its revenue recognition policy to conform to the requirements of Staff Accounting Bulletin No. 101.


PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 2, 2001


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE.


PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the heading "Election of Directors--Nominees and --Executive Officers," "Shares Outstanding" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement for its annual meeting of shareholders to be held May 18, 2001 (hereafter, the "Proxy Statement"), is hereby incorporated by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the heading "Election of Directors--Compensation of Directors," and "Certain Transactions" of the Proxy Statement is hereby incorporated by reference.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements: See Item 8 to this Form 10-K.

(a)(2) Financial Statement Schedule: Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998, and the report of PricewaterhouseCoopers LLP thereon are attached as Item 14(d).

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

         2.3 Stock Purchase Agreement dated October 24, 2000 between CyberOptics Corporation and the Shareholders of Imagenation Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 8, 2000).

         2.4 Escrow Agreement dated October 24,2000 between CyberOptics Corporation, US Bank Trust National Association, and the Shareholders of Imagination Corporation (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated November 8, 2000).

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

         10.1 Organizational Agreement between CyberOptics Corporation and Avanti Optics Corporation (formerly CyberOptics Communication Corporation) dated August 7, 2000.

         10.4 Lease Agreement between MEPC American Properties, Inc. and the Company dated September 15, 1995 (Incorporated by reference to
                  Exhibit 10 of the Company's Form 10-QSB for the quarter ended September 30, 1995).

         21.0     Subsidiaries of the Company

         23.1     Consent of PricewaterhouseCoopers LLP

         99.0     Forward Looking Statements--Cautionary Statement

(b)      REPORTS ON FORM 8-K

         Report on Form 8-K dated November 8, 2000, filed in connection with the acquisition of Imagenation.


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


                                                      PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 2, 2001


                                 SCHEDULE II

                             CYBEROPTICS CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                        Balance at      Charged to                        Balance
                                       Beginning of     Costs and                        at end of
            Description                  Period         Expenses       Deductions         Period
            -----------                  ------         --------       ----------         ------
Allowance for doubtful accounts:

   Year ended December 31, 2000        $  124,188      $   10,812      $       --       $  135,000

   Year ended December 31, 1999        $  124,811      $   10,000      $   10,623       $  124,188

   Year ended December 31, 1998        $  125,006      $   11,470      $   11,665       $  124,811


                                        Balance at      Charged to                        Balance
                                       Beginning of     Costs and                        at end of
            Description                  Period         Expenses       Deductions         Period
            -----------                  ------         --------       ----------         ------
Allowance for obsolete inventory:

   Year ended December 31, 2000        $  450,000      $  504,883      $ (484,883)      $  470,000

   Year ended December 31, 1999        $  880,142      $  361,180      $ (781,322)      $  455,000

   Year ended December 31, 1998        $  675,000      $  454,753      $ (249,611)      $  880,142

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CYBEROPTICS CORPORATION



Dated: March 24, 2001                  By /s/ STEVEN M. QUIST
                                          -------------------
                                          Steven M. Quist,
                                          President and CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                           Title                              Date
----                           -----                              ----

/s/ STEVEN M. QUIST            Director and President and CEO     March 24, 2001
--------------------------     (Principal Executive Officer)
Steven M. Quist

/s/ STEVEN K. CASE             Chairman and Director              March 23, 2001
--------------------------
Steven K. Case

/s/ ALEX B. CIMOCHOWSKI        Director                           March 22, 2001
--------------------------
Alex B. Cimochowski

/s/ KATHLEEN P. IVERSON        Director                           March 21, 2001
--------------------------
Kathleen P. Iverson

/s/ MICHAEL M. SELZER, JR.     Director                           March 22, 2001
--------------------------
Michael M. Selzer, Jr.

/s/ IRENE QUALTERS             Director                           March 23, 2001
--------------------------
Irene Qualters

/s/ ERWIN KELEN                Director                           March 26, 2001
--------------------------
Erwin Kelen

/s/ MICHAEL BOWES              Director                           March 28, 2001
--------------------------
Michael Bowes

/s/ SCOTT LARSON               Vice President and CFO             March 24, 2001
--------------------------     (Principal Accounting Officer)
Scott Larson