Form 10-Q
period 2001-03-31
CYBEROPTICS CORP
filed 2001-05-15
CIK 768411

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Check One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2001
                                --------------

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

At May 11, 2001, 7,969,943 shares of the issuer's Common Stock, no par value, were outstanding.

PART I. FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                             CYBEROPTICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                  MARCH 31, 2001    DEC. 31, 2000
                                                                      (UNAUDITED)
--------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                $13,277          $13,097
Marketable securities                                                      6,522            6,650
Accounts receivable, net                                                  10,066           12,470
Inventories                                                               10,318            9,497
Other current assets                                                       1,560            1,710
--------------------------------------------------------------------------------------------------
                    Total current assets                                  41,743           43,424

Marketable securities                                                     10,330            8,538
Equipment and leasehold improvements, net                                  3,800            3,944
Intangible and other assets, net                                          11,979           12,911
--------------------------------------------------------------------------------------------------
                    Total assets                                         $67,852          $68,817
==================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                         $ 2,694          $ 3,433
Income taxes payable                                                         524              345
Accrued expenses                                                           3,351            5,111
--------------------------------------------------------------------------------------------------
                    Total current liabilities                              6,569            8,889

Deferred Tax Liabilities                                                     145              145

Commitments and contingencies Stockholders' equity:
      Preferred stock, no par value, 5,000 shares
        authorized, none outstanding
      Common stock, no par value, 25,000 shares
       authorized, 7,966 and 7,952 shares issued
       and outstanding, respectively                                      39,746           39,714
      Retained earnings                                                   21,430           20,118
      Accumulated other comprehensive income (loss)                          (38)             (49)
--------------------------------------------------------------------------------------------------
                    Total stockholders' equity                            61,138           59,783
--------------------------------------------------------------------------------------------------
                    Total liabilities and stockholders' equity           $67,852          $68,817
==================================================================================================

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                  THREE MONTHS ENDED MARCH 31,
                                                          2001          2000
------------------------------------------------------------------------------
Revenues                                                $16,663       $13,489
Cost of revenues                                          6,974         5,185
------------------------------------------------------------------------------
     Gross margin                                         9,689         8,304
Research and development expenses                         2,229         2,396
Selling, general and administrative expenses              5,178         3,620
Amortization of goodwill and other intangibles              582           426
------------------------------------------------------------------------------
     Income from operations                               1,700         1,862
Interest income and other                                   327           341
------------------------------------------------------------------------------
     Income before cumulative effect of
       change in accounting principle and
       income taxes                                       2,027         2,203
Provision for income taxes                                  715           877
------------------------------------------------------------------------------
     Income before cumulative effect of
       Change in accounting principle                     1,312         1,326
Cumulative effect of change in accounting
  Principle, net of tax                                                  (135)

------------------------------------------------------------------------------
     Net income                                         $ 1,312        $1,191
==============================================================================
Net income per share - Basic                            $  0.16        $ 0.16
Net income per share - Diluted                          $  0.16        $ 0.14
==============================================================================
Weighted average shares outstanding - Basic               7,962         7,574
Weighted average shares outstanding - Diluted             8,367         8,325
==============================================================================

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                    THREE MONTHS ENDED MARCH 31,
                                                               2000        2000
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                           $ 1,312    $ 1,191
        Adjustments to reconcile net income to
          net cash provided by operating activities:
          Depreciation and amortization                        1,183        789
          Provision for doubtful accounts                        (13)        10
          Provision for losses on inventories                    177        155
          Cumulative effect of change in accounting principle     --        135
          Amortization of restricted stock                        10         10
          Changes in operating assets and
             liabilities:
             Accounts receivable                               2,417      1,155
             Inventories                                        (998)      (523)
             Other current assets                                340        (19)
             Accounts payable                                   (739)        80
             Income taxes payable                                179        466
             Accrued expenses                                 (1,760)       210
--------------------------------------------------------------------------------
                 Net cash provided
                   by operating activities                     2,108      3,659

CASH FLOWS FROM INVESTING ACTIVITIES:
        Sales and maturities of marketable securities         13,605         --
        Purchases of marketable securities                   (15,141)    (4,577)
        Additions to equipment and leasehold improvements       (347)      (682)
        Additions to patents                                     (67)       (60)
--------------------------------------------------------------------------------
                 Net cash provided (used) by
                  investing activities                        (1,950)    (5,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from exercise of stock options                   22      1,014
--------------------------------------------------------------------------------
             Net cash used in financing activities                22      1,014

Increase (decrease) in cash and cash equivalents                 180       (646)
Cash and cash equivalents - beginning of period               13,097     10,196
--------------------------------------------------------------------------------
Cash and cash equivalents - end of period                    $13,277    $ 9,550
================================================================================

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001


1. INTERIM REPORTING:

The interim consolidated financial statements presented herein as of March 31, 2001, and for the three month periods ended March 31, 2001 and 2000, are unaudited; however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, except for the cumulative effect of a change in accounting principle recorded in the first quarter of 2000, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the results of operations for the three month period ended March 31, 2000 include a $135,000 net-of-tax, charge to earnings for the cumulative effect of adopting changes to the Company's revenue recognition policies as required by the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) N0. 101, effective January 1, 2000.

The results of operations for the three month period ended March 31, 2001, do not necessarily indicate the results to be expected for the full year. The interim consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


2. PRO-FORMA INFORMATION:

The following table presents unaudited pro forma consolidated results of operations as if the acquisition of Imagenation Corporation (Imagenation), acquired on October 24, 2000, had occurred as of the beginning of 2000. The unaudited pro forma consolidated results of operations for the three months ended March 31, 2000 include adjustments for additional amortization of identifiable intangibles and goodwill, the reduction of interest income due to the cash used for the acquisition and the related tax impact of these adjustments. The unaudited pro forma consolidated results of operations are presented for illustrative purposes only and are not necessarily indicative of the combined financial results that actually would have resulted had the acquisitions, in fact, occurred at the beginning of 2000(In thousands):

                                            Pro Forma

                                        Three Months Ended
                                          March 31, 2000
                                          --------------

Revenue                                       $14,748

Net income                                    $ 1,046

Net income per share - Basic                  $  0.14

Net income per share - Diluted                $  0.13

3. INVENTORIES (IN THOUSANDS):

                                        March 31,      Dec. 31,
                                           2000          2000
                                       (unaudited)
                                       ------------------------

         Raw materials                 $ 5,274          $5,841

         Work in process                 1,260           1,177

         Finished goods                  3,784           2,479
                                       ------------------------

                 Total inventories     $10,318          $9,497
                                       ========================


4. NET INCOME (LOSS) PER SHARE:

Basic net income per share has been computed using the weighted average number of shares outstanding. The diluted net income per share includes the effect of common stock equivalents for each period. The number of shares utilized in the denominator of the diluted net income per share computation has been increased from the weighted average number of shares outstanding by 405,000 and 751,000 shares at March 31, 2001 and 2000, reflecting the dilutive effect of options to purchase 1,068,000 shares and 1,510,000 shares of common stock, respectively. Options to purchase 334,000 and 0 shares were outstanding at March 31, 2001 and 2000, respectively, but were not included in the computation of diluted net income per share because their effect would have been anti-dilutive.


5. COMPREHENSIVE INCOME (LOSS):

Statement of Financial Accounting Standards No. 130 requires that unrealized gains and losses on the Company's available-for-sale marketable securities and certain foreign currency translation adjustments be included as a component of other comprehensive income.

During the three months ended March 31, 2001 and 2000, total comprehensive income amounted to $1,323,000 and $1,150,000, respectively. Accumulated other comprehensive income (loss) at March 31, 2001 and December 31, 2000 was ($38,000) and ($49,000), respectively.


6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2000. The adoption of SFAS No. 133 did not materially impact the Company's financial position as of March 31, 2001 or its results of operations or cash flows for the quarter then ended.

The Company enters into foreign currency swap agreements to hedge short term inter-company financing transactions with its subsidiary in the United Kingdom. These currency swap agreements are structured to mature on the last day of each quarter and are designated as cash flow hedges. At March 31, 2001, the Company had one open swap agreement that was purchased on that date. As a result, any unrealized gains or losses as of March 31, 2001 were not material. In the first quarter of 2001, the Company recognized a gain of approximately $268,000 from settlement of a foreign currency swap agreement which offset the $247,000 translation loss recorded on the underlying inter-company balance.

The Company's foreign currency swap agreements contain credit risk to the extent that its bank counter-parties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counter-parties to major financial institutions. Management does not expect material losses as a result of defaults by other parties.

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

        -- The dependence of such operations on orders of one sensor product line from large OEM's of component placement machines in the surface mount industry;

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

        -- The ability of the Company to effectively integrate the operations of acquired companies and product lines;

        -- The ability to effectively commercialize significant new products introduced in 2000 and other products planned for introduction in 2001;

        -- The speed of changes in technology in the microelectronics manufacturing industry from which most of the Company's sales are derived;

        -- Competition for the functions that the Company's products perform by larger "vision" companies and by other optical sensor companies;

        -- The ability of the Company to successfully develop acquired in-process technology into viable products;

        --  The dependence of the Company's operations on several key personel.

RESULTS OF OPERATIONS:

REVENUES

The table below sets forth revenues by product group for the three month periods ended March 31:

                                              Three months ended
                                                  March 31,
                                             2001           2000
                                             ----           ----

OEM Solutions:
    Electronic Assembley Sensors (EAS)
      Products                            $10,512        $ 9,543
    Semiconductor Products                  2,054          1,576
SMT Systems Products                        4,097          2,379
                                          -------        -------
  Total                                   $16,663        $13,498

Revenues from the EAS sensor product group increased 10% during the three months ended March 31, 2001 compared to the same period in 2000. Revenues from EAS sensors increased primarily due to the growth in service revenues generated by the product group, while product revenues increased only slightly compared to the same period in 2000, as a result of weakening world wide demand for electronic assembly equipment which began to decline in during the late stages of the first quarter of 2001. The Company's two largest EAS customers accounted for approximately 49% of total revenues for the three months ended March 31, 2001, and 56% of revenues for the comparable period in 2000. Due to the outlook for continued weakness in the electronic assembly market, sales of EAS sensor products are expected to weaken further in this year's second quarter.

Semiconductor product group revenues increased 30% during the three month period ended March 31, 2001 from the comparable period in 2000 due primarily to approximately $1.0 million of revenue generated by Imagenation. First quarter 2000 revenues do not reflect sales of Imagenation as it was acquired in October 2000. Excluding the impact of the Imagenation acquisition, Semiconductor product revenues during the first quarter of 2001 decreased by $0.5 million from the first quarter 2000. This decrease was primarily due to a weakening demand in the semiconductor capital equipment market which is expected to continue during the second quarter of 2001.

SMT system product group revenues increased 72% during the three month period ended March 31, 2001 from the comparable period in 2000. The first quarter sales increase was driven by sales of new-generation SE 300 solder paste inspection and KS 100 and KS 50 AOI systems, which began contributing revenues in the fourth quarter of 2000. The Company sold 16 units of these new inspection systems to 9 customers in the first quarter of 2001, accounting for 56% of SMT system revenues. SMT systems revenues reflect strong demand for the Company's new-generation end user system products from electronic manufacturing services
(EMS) customers. As a result of industry consolidation, EMS companies are becoming a larger proportion of worldwide electronic assembly capacity. Growing revenues are a reflection of efforts to increase the number of EMS companies that purchase Cyberoptics inspection products. Despite the weakness in the electronic assebley market, the Company expects continued strong demand for its end-user system products throughout 2001, primarily as a result of its recent product introductions.

International revenues comprised approximately 75% and 78% of total revenues during the three month periods ended March 31, 2001 and 2000, respectively. The international markets in Western Europe, Japan and the rest of Asia account for a significant portion of the production capability of capital equipment for the manufacture of electronics, the primary market for the Company's EAS sensors and SMT systems product lines. Revenues generated from products used primarily for SMT production (revenues from EAS sensors and SMT systems) were approximately 88% of revenues for both the three month periods ended March 31, 2001 and 2000.

GROSS MARGIN

Gross margin for the three months ended March 31, 2001 decreased as a percent of revenues to 58% compared to 62% during the same period in 2000. Gross margin is highly dependent on the level of consolidated revenues over which to spread the fixed component of cost of sales and the related realization of manufacturing efficiencies and the product mix of revenues. During 2001, gross margin was negatively impacted by reduced semiconductor product revenues, which have a higher margin than other products, and the increase in new-generation SMT Systems product revenues, which generate a lower margin during their initial introductory period. The Company expects that SMT System products will continue to grow as a percentage of total revenue, which will continue to impact gross margin during 2001.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 7% to $2.2 million during the three month period ended March 31, 2001 compared to the same period in 2000. As a percentage of revenue, research and development expenses decreased to 13% during 2001 from 18% during the comparable period in 2000. A significant amount of research and development spending in the first quarter of 2000 related to new SMT systems products, which were commercially introduced in late 2000.

Research and development expenses during the first quarter of 2001 were primarily focused on continuation engineering of the new high speed solder paste inspection system, the SE 300, and KS 100 and KS 50 AOI systems, as well as, development work on the in-process products acquired from Imagenation and Kestra. In addition, research and development expenses in 2001 included development of next generation LaserAlign products, a board alignment camera and enhancements to the semiconductor wafer mapping sensor product family.

Customer funded research and development is recognized as a reduction of research and development expense. During the three months ended March 31, 2001, customer funded research and development recognized as a reduction of research and development expense totaled $182,000 compared to $97,000 of customer funded research and development during the first quarter of 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 43% to $5.2 million during the three month period ended March 31, 2001 compared to $3.6 million during the comparable period in 2000. As a percentage of revenue, selling, general and administrative expenses increased to 31% in 2001 from 27% in 2000. Increased selling, general and administrative expenses in 2001 are primarily the result of personnel and marketing investments made to develop the end-user SMT systems sales and service channel and the acquisition of Imagenation and the costs associated with operating the new subsidiary facility.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

On October 24, 2000, the Company acquired Imagenation Corporation. At the time of acquisition, Imagenation had two products under development. The first is a new generation of frame grabber that, if successfully developed, will contain features that greatly exceed the performance of current products. The second is a machine vision product concept that, if successfully developed, will integrate all vision components on a single circuit board, to be used as a `wafer mapper' primarily in a semiconductor manufacturing environment and other potential applications. The Company recorded a $2.1 million charge to operations at the time of acquisition for the estimated fair value of the acquired in-process research and devlopment. Since the date of the acquisition, there have been no significant changes to the estimated total research and development costs to be incurred to complete development or the estimated revenues to be generated from these products, if successfully developed.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

Amortization of acquired intangible assets was approximately $582,000 for three month period ended March 31, 2001. The amortization is attributable to identifiable intangible assets and goodwill resulting from the Company's acquisition of certain technology and other assets of Kestra and HAMA during the second quarter of 1999 and the Company's acquisition of Imagenation during the fourth quarter of 2000. Except for the impact of the possible future payment of contingent consideration relating to the HAMA and Imagenation acquisitions, the amounts of which are not yet determinable, amortization of these intangible assets is expected to approximate $582,000 per quarter over the remaining life of the intangible assets and goodwill.

INTEREST AND OTHER

Interest income and other includes interest earned on investments during the period. Interest income was partially offset by the Company's equity interest in the losses of AvantiOptics Corp. ("Avanti") totaling $110,000 in the three months ended March 31, 2001. The carrying value of the Company's investment in Avanti, which was recorded using the equity method of accounting, was zero at March 31, 2001 because the Company's pro-rata share of Avanti's losses have exceeded the Company's original investment. Accordingly, future losses incurred by Avanti will not be included in the Company's earnings.

PROVISION FOR INCOME TAXES AND EFFECTIVE INCOME TAX RATE

The Company recorded a tax provision of $715,000 for the three month period ended March 31, 2001. The Company's effective tax rate approximated the federal statutory rate of 35%. The tax provision during 2001 reflects both non-deductible goodwill amortization and valuation allowances established to eliminate the future tax benefit of net operating loss carryforwards generated by CyberOptics Ltd. (formerly Kestra) due to uncertainty about realization. These items were offset in 2001 by benefits from the Company's foreign sales corporation and research and development tax credits.

ORDER RATE AND BACKLOG

CyberOptics' order rate totaled $13.5 million during the three month period ended March 31, 2001 compared to $12.4 million during the same period in 2000. Backlog totaled $8.6 million and $10.3 million at March 31, 2001 and 2000, respectively. The scheduled shipment of the March 31, 2001 backlog is as follows (in thousands):


                 2nd Quarter 2001                   $ 8,214
                 3rd  Quarter 2001 and after            344
                                                    -------

                     Total backlog                  $ 8,585

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and marketable securities increased $1.8 million to $30.1 million as of March 31, 2001 from $28.3 million as of December 31, 2000, primarily due to $2.1 million of cash generated from operations. Increases in cash were partially offset by $347,000 of cash used to purchase capital assets.

The Company generated $2.1 million of cash from operations during the first three months of 2001, primarily due to net income of $1.3 million, including $1.4 million of non-cash expenses for depreciation and amortization, provision for inventory obsolescence and other non-cash items. The cash generated from operations also included a decrease in accounts receivable of $2.4 million, an increase in income taxes payable $179,000 and a decrease in other assets of $340,000. The decrease in accounts receivable is primarily due to management initiatives in 2001 focused on accounts receivable collection and to reduced revenue levels compared to the fourth quarter of 2000. The increased taxes payable and decrease of other assets are the result of timing of quarterly tax payments and prepaid expenses. These items were offset somewhat by a $1.0 million increase in inventories related to new products that were introduced in late 2000, and a reduction in accounts payable and accrued expenses of $2.5 million related to timing of payments and reduced revenue activity relative to the fourth quarter of 2000. During the first quarter of 2000, the Company generated $3.7 million of cash from operations, primarily due to net income of $1.2 million, including $1.0 million of non-cash expenses and a decrease of $1.2 million in accounts receivable and a $891,000 increase in accounts payable, taxes payable, and accrued expenses. These increases were partially offset by a $523,000 increase in inventories.

The Company used $2.1 million of cash in investing activities during the three month period ended March 31, 2001 compared to the $5.3 million provided during the same period in 2000. The majority of the change in cash from investing activities is due to changes in the level of investment in marketable securities resulting from the purchases and maturities of those securities, which used $1.8 million of cash in 2001 and $4.6 million in 2000, net of maturities. The Company used approximately $414,000 and $742,000 of cash for the purchase of fixed assets, the acquisition of certain technology and other intangible assets during the three months ended March 31, 2001 and 2000, respectively.

The Company generated $22,000 of cash from financing activities during the three months ended March 31, 2001 and $1.0 million in the same period during 2000. Cash generated represents cash from stock option exercises.

As of March 31, 2000, the Company has no material commitments except for capital expenditure. The Company believes working capital and anticipated funds from operations will be adequate for anticipated operating needs.

OTHER FACTORS

Changes in revenues have resulted primarily from changes in the level of unit shipments and new product introductions. The Company believes that inflation has not had any significant effect on operations. Most of the Company's international export sales are negotiated, invoiced and paid in U.S. dollars. Accordingly, although currency fluctuations do not have a significant effect the Company's revenue and income per unit, they can influence the price competitiveness of the Company's products relative to other technologies and the willingness of existing and potential customers to purchase products and services.

As a result of the Kestra acquisition the Company has an operating unit located in the UK. The Company does not believe that currency fluctuations will have a material impact on its consolidated financial statements.

PART II. OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON 8-K


a.   Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2001, or during the period from March 31, 2001 to the date of this quarterly report on Form 10-Q.

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



                                                         CyberOptics Corporation



                                                             /s/ STEVEN M. QUIST
                                                             -------------------
                                                      Steven M. Quist, President
                                                (Principal Executive Officer and
                                                        Duly Authorized Officer)




                                                                /s/ SCOTT LARSON
                                                                ----------------
                                            Scott Larson, Vice President and CFO
                                               (Principal Accounting Officer and
                                                        Duly Authorized Officer)



Dated: May 15, 2001