Form 10-Q
period 2001-06-30
CYBEROPTICS CORP
filed 2001-08-14
CIK 768411

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Check One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  June 30, 2001
                                         -------------

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

At August 6, 2001, 8,063,666 shares of the issuer's Common Stock, no par value, were outstanding.

PART I.  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                            CYBEROPTICS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   JUNE 30, 2001    DEC. 31, 2000
                                                                      (Unaudited)
--------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                                $15,928          $13,097
Marketable securities                                                      4,996            6,650
Accounts receivable, net                                                   6,745           12,470
Inventories                                                                9,977            9,497
Other current assets                                                       1,616            1,710
--------------------------------------------------------------------------------------------------
                    Total current assets                                  39,262           43,424
Marketable securities                                                     10,950            8,538
Equipment and leasehold improvements, net                                  3,792            3,944
Intangible and other assets, net                                          11,205           12,911
--------------------------------------------------------------------------------------------------
                    Total assets                                         $65,209          $68,817
==================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                            $995           $3,433
Income taxes payable                                                                          345
Accrued expenses                                                           2,778            5,111
--------------------------------------------------------------------------------------------------
                    Total current liabilities                              3,773            8,889

Deferred Tax Liabilities                                                     145              145

Commitments and contingencies
Stockholders' equity:
      Preferred stock, no par value, 5,000 shares
        authorized, none outstanding
      Common stock, no par value, 25,000 shares
       authorized, 8,017 and 7,780 shares issued
       and outstanding, respectively                                      40,270           39,714
      Retained earnings                                                   21,076           20,118
      Accumulated other comprehensive income (loss)                          (55)             (49)
--------------------------------------------------------------------------------------------------
                    Total stockholders' equity                            61,291           59,783
--------------------------------------------------------------------------------------------------
                    Total liabilities and stockholders' equity           $65,209          $68,817
==================================================================================================


SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                            THREE MONTHS ENDED JUNE 30,
                                                                 2001          2000
-------------------------------------------------------------------------------------
Revenues                                                       $11,308       $14,694
Cost of revenues                                                 5,126         5,318
-------------------------------------------------------------------------------------
     Gross margin                                                6,182         9,376
Research and development expenses                                2,221         2,495
Selling, general and administrative expenses                     3,850         3,488
Other non-recurring charges                                        250
Amortization of goodwill and other intangibles                     585           434
-------------------------------------------------------------------------------------
     Income (loss) from operations                                (724)        2,959
Interest income and other                                          465           221
-------------------------------------------------------------------------------------
     Income (loss) before income taxes                            (259)        3,180
Provision for income taxes                                          95         1,200
-------------------------------------------------------------------------------------
     Net income (loss)                                           ($354)       $1,980
=====================================================================================
Net income (loss) per share - Basic                             ($0.04)        $0.26
Net income (loss) per share - Diluted                           ($0.04)        $0.24
=====================================================================================
Weighted average shares outstanding - Basic                      7,989         7,674
Weighted average shares outstanding - Diluted                    7,989         8,391

=====================================================================================

                                                             SIX MONTHS ENDED JUNE 30,
                                                                2001           2000
-------------------------------------------------------------------------------------
Revenues                                                       $27,971       $28,192
Cost of revenues                                                12,100        10,512
-------------------------------------------------------------------------------------
     Gross margin                                               15,871        17,680
Research and development expenses                                4,450         4,891
Selling, general and administrative expenses                     9,028         7,108
Other non-recurring charges                                        250
Amortization of goodwill and other intangibles                   1,167           860
-------------------------------------------------------------------------------------
     Income from operations                                        976         4,821
Interest income                                                    792           565
-------------------------------------------------------------------------------------
     Income before cumulative effect of change
        in accounting principle and income taxes                 1,768         5,386
Provision for income taxes                                         810         2,080
-------------------------------------------------------------------------------------
     Net income before cumulative effect of change
        in accounting principle                                   $958        $3,306
Cumulative effect of change in accounting principle                             (135)
-------------------------------------------------------------------------------------
     Net income                                                   $958        $3,171
=====================================================================================
Net income per share - Basic                                     $0.12         $0.42
Net income per share - Diluted                                   $0.12         $0.38
=====================================================================================
Weighted average shares outstanding - Basic                      7,975         7,625
Weighted average shares outstanding - Diluted                    8,269         8,345
=====================================================================================


SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                                     2001         2000
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

        Net income                                                     $958      $3,171
        Adjustments to reconcile net income to
          net cash provided by operating
          activities:
          Depreciation and amortization                               2,206       1,609
          Provision for losses on inventories                           300         276
          Provision for doubtful accounts                                52          10
          Amortization of restricted stock                               20          20
          Changes in operating assets and liabilities
             excluding impact of acquisitions:
             Accounts receivable                                      5,673      (1,016)
             Inventories                                               (780)     (1,746)
             Other current assets                                       797         (45)
             Accounts payable                                        (2,438)        423
             Income taxes payable                                      (345)        372
             Accrued expenses                                        (2,333)      1,634
----------------------------------------------------------------------------------------
                 Net cash provided
                   by operating activities                            4,110       4,708

CASH FLOWS FROM INVESTING ACTIVITIES:
        Maturities of marketable securities                          30,138       2,615
        Purchases of marketable securities                          (30,720)     (7,481)
        Purchases of businesses and technology, net of
             cash acquired                                             (164)        (54)
        Additions to equipment and leasehold improvements              (795)     (1,104)
        Additions to patents                                            (98)        (99)
----------------------------------------------------------------------------------------
                 Net cash used in
                  investing activities                               (1,639)     (6,123)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from exercise of stock options                         360       2,555
----------------------------------------------------------------------------------------
             Net cash provided by financing
               activities                                               360       2,555

Increase in cash and cash equivalents                                 2,831       1,140
Cash and cash equivalents - beginning
        of period                                                    13,097      10,196
----------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                           $15,928     $11,336
========================================================================================


SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001


1.    INTERIM REPORTING:

The interim consolidated financial statements presented herein as of June 30, 2001, and for the six and three month periods ended June 30, 2001 and 2000, are unaudited; however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, except for the cumulative effect of a change in accounting principle recorded in the first quarter of 2000, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the results of operations for the six month period ended June 30, 2000 includes a $135,000 net-of-tax, charge to earnings for the cumulative effect of adopting changes to the Company's revenue recognition policies as required by the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) N0. 101, effective January 1, 2000.

The results of operations for the six and three month periods ended June 30, 2001, do not necessarily indicate the results to be expected for the full year. The December 31, 2000, consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


2.    PRO-FORMA INFORMATION:



The following table presents unaudited pro forma consolidated results of operations as if the acquisition of Imagenation Corporation (Imagenation), acquired on October 24, 2000, had occurred as of the beginning of 2000. The unaudited pro forma consolidated results of operations for the six months ended June 30, 2000 include adjustments for additional amortization of identifiable intangibles and goodwill, the reduction of interest income due to the cash used for the acquisition and the related tax impact of these adjustments. The unaudited pro forma consolidated results of operations are presented for illustrative purposes only and are not necessarily indicative of the combined financial results that actually would have resulted had the acquisitions, in fact, occurred at the beginning of 2000(In thousands):

                                            Pro Forma

                                        Six Months Ended
                                          June 30, 2000
                                          --------------

Revenue                                       $30,686

Net income                                    $ 2,773

Net income per share - Basic                   $0.36

Net income per share - Diluted                 $0.33

3.    INVENTORIES (IN THOUSANDS):

                                           June 30,         Dec. 31,

                                             2001             2000
                                          (unaudited)
                                          -------------------------
         Raw materials                      $5,860           $5,841

         Work in process                     1,128            1,177

         Finished goods                      2,989            2,479
                                            -----------------------

               Total inventories            $9,977           $9,497
                                            =======================


4.    NET INCOME (LOSS) PER SHARE:

Basic net income per share has been computed using the weighted average number of shares outstanding. The diluted net income per share includes the effect of common stock equivalents for each period. The number of shares utilized in the denominator of the diluted net income per share computation has been increased over the number of shares used in computing basic net income per share by 294,000 equivalent shares for the six months ended June 30, 2001. The number of shares utilized in the denominator of the diluted net income per share computation has been increased by 720,000 and 717,000 equivalent shares for the six and three month periods ended June 30, 2000, respectively. The shares used in the basic and diluted net income per share computation for the three month periods ended June 30, 2001 are the same, as additional shares in the denominator would be anti-dilutive due to the Company's net loss. Shares excluded due to the option exercise price exceeding the average market price were 372,000 and 681,000 for the six and three month periods ended June 30, 2001, respectively. For the six and three month periods ended June 30, 2000, effectively all options (less than 1,000 options excluded) were included in the computation of diluted net income per share, as the average market price exceeded the option exercise price of the options.


5.    COMPREHENSIVE INCOME (LOSS):

Statement of Financial Accounting Standards No. 130 requires that unrealized gains and losses on the Company's available-for-sale marketable securities and certain foreign currency translation adjustments be included as a component of other comprehensive income.

During the six month periods ended June 30, 2001 and 2000, total comprehensive Income amounted to $952,000 and $3,044,000, respectively. During the three month periods ended June 30, 2001 and 2000, total comprehensive income (loss) amounted to ($371,000) and $1,935,000, respectively. Accumulated other comprehensive loss at June 30, 2001 and December 31, 2000 was ($55,000) and ($49,000),
respectively.


6.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. The adoption of SFAS No. 133 did not materially impact the Company's financial position as of June 30, 2001 or its results of operations or cash flows for the six months then ended.

The Company enters into foreign currency swap agreements to hedge short term inter-company financing transactions with its subsidiary in the United Kingdom. These currency swap agreements are structured to mature on the last day of each quarter and are designated as cash flow hedges. At June 30, 2001, the Company had one open swap agreement that was purchased on that date. As a result, any unrealized gains or losses as of June 30, 2001 were not material. During the three months ended June 30, 2001, the Company recognized a gain of approximately $48,000 from settlement of a foreign currency swap agreement which offset the $59,000 translation loss on the underlying inter-company balance.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's results and financial position during the periods included in the accompanying financial statements. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the Company's interim consolidated financial statements and associated notes.

The following Management's Discussion and Analysis contains "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs relating to future events, including statements regarding trends in the industries in which the Company functions, levels of orders, research and development expenses, taxation levels, the sufficiency of cash to meet operating and capital expenses and the ability to continue to price foreign transactions in U.S. currency. These and other forward looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

          -- The cyclical nature of capital expenditures in the electronics and semiconductor industry;

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

RESULTS OF OPERATIONS


REVENUES

The following table sets forth revenues by product group for the three and six month periods ended June 30 (in Thousands):

                                             Six months ended              Three months ended
                                                  June 30,                      June 30,
                                             2001           2000           2001           2000
                                            -------        -------        -------        -------
OEM Solutions:
    Electronic Assembly Sensors (EAS)
       Products                             $16,688        $19,788         $6,176        $10,245
    Semiconductor Products                    4,149          3,385          2,095          1,809
SMT Systems Products                          7,134          5,019          3,037          2,640
                                            -------        -------        -------        -------
    Total                                   $27,971        $28,192        $11,308        $14,694


Revenues from the EAS sensor products decreased 16% during the six months ended June 30, 2001 compared to the same period in 2000. During the second quarter of 2001, EAS sensor revenues decreased 40% compared to the same period in 2000. Decreased revenues during the second quarter reflects further deterioration in global markets for electronic assembly equipment, including demand from our major EAS customers. A major customer of EAS products has notified the Company to suspend sensor shipments during the first two months of this year's third quarter as it works off excess sensor inventory. The Company believes this suspension of scheduled shipments could continue beyond August. A second OEM sensor customer has also reduced its forecasted requirements for the balance of the year. As a result of these developments, sales of electronic assembly sensors are expected to weaken further in this year's third quarter. The Company's two largest EAS customers accounted for approximately 47% of total revenues for the six months ended June 30, 2001, and 55% of revenues for the comparable period in 2000. These customers accounted for approximately 45% of revenues in the second quarter of 2001 compared to 54% in the second quarter of 2000.

Semiconductor product revenues increased 23% during the six month period ended June 30, 2001 from the comparable period in 2000, and increased 16% for the second quarter of 2001 compared to the same period in 2000. Increased revenue levels are primarily the result of approximately $1.1 million and $2.2 million of revenue generated by Imagenation during the three and six months ended June 30 2001. Because it was not acquired until October 2000, sales from Imagenation are not reflected in first and second quarter 2000 revenues. Excluding the impact of the Imagenation acquisition, semiconductor product revenues decreased 42% during the six month period ended June 30, 2001 from the comparable period in 2000, and decreased 47% for the second quarter of 2001 compared to the same period in 2000. This decrease was primarily due to a weakening demand in the semiconductor capital equipment market which is expected to continue during the third quarter of 2001.

SMT systems product revenues increased 42% during the six month period ended June 30, 2001 from the comparable period in 2000, and increased 15% for the second quarter of 2001 compared to the same period in 2000. The sales increase was driven by sales of new-generation SE 300 solder paste inspection and KS 100 and KS 50 AOI systems, which began contributing revenues in the fourth quarter of 2000. SMT systems revenues reflect strong demand for the Company's new-generation end user system products from electronic manufacturing services (EMS) customers. As a result of industry consolidation, EMS companies are becoming a larger proportion of worldwide electronic assembly capacity. Growing revenues are a reflection of efforts to increase the number of EMS companies that purchase CyberOptics' inspection products. Despite the weakness in the electronic assembly market, the Company expects continued demand at or about second quarter 2000 levels for its end-user system products throughout 2001, primarily as a result of its recent product introductions.

International revenues comprised approximately 72% and 77% of total revenues during the six month periods ended June 30, 2001 and 2000, respectively, and approximately 68% and 75% of revenues during the second quarter of 2001 and 2000, respectively. The international markets in Europe, Japan and the rest of Asia account for a significant portion of the production capability of capital equipment for the manufacture of electronics, the primary market for the Company's EAS sensors and SMT systems product lines.

Revenues generated from products used primarily for SMT production (revenues from OEM sensors and SMT systems) were approximately 85% and 88% of revenues for the six month periods ended June 30, 2001 and 2000, respectively.

GROSS MARGIN

Gross margin for the six months ended June 30, 2001 decreased as a percent of revenues to 57% compared to 63% during the same period in 2000. For the second quarter of 2001, gross margin decreased to 55% of revenues compared to 64% during the comparable period in 2000. Gross margin is highly dependent on the level of revenues over which to spread the fixed component of cost of sales and the related realization of manufacturing efficiencies. During 2001, gross margin was negatively impacted by lower revenue levels. Gross margin was also negatively impacted by reduced EAS product and semiconductor product revenues, which have a higher margin than other products, and the increase in new-generation SMT Systems product revenues, which generate a lower margin during their initial introductory period. The Company expects that SMT System products will continue to grow as a percentage of total revenue, which will continue to impact gross margin during 2001.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 9% to $4.5 million during the six month period ended June 30, 2001 compared to the same period of 2000. For the second quarter of 2001, research and development expenses decreased 11% to $2.2 million compared to the same period in 2000. As a percentage of revenue, research and development expenses decreased to 16% during the six months ended June 30, 2001 from 17% during the comparable period in 2000, and increased to 20% in the second quarter of 2001 compared to 17% in the same period in 2000. Decreased research and development expenses in 2001 was primarily due to cost reduction measures initiated in the second quarter and customer funded development recognized as a reduction in research and development expense.

Research and development expenses during the first and second quarters of 2001 were primarily focused on continued engineering development of the new high speed solder paste inspection system, the SE 300, and KS 100 and KS 50 AOI systems, as well as, development work on the in-process products acquired from Imagenation and Hama. In addition, research and development expenses in 2001 included development of next generation LaserAlign products, a board alignment camera and enhancements to the semiconductor wafer mapping sensor product family.

Customer funded research and development is recognized as a reduction of research and development expense. During the six months ended June 30, 2001, customer funded research and development recognized as a reduction of research and development expense totaled $311,000 compared to $97,000 during the first half of 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 27% to $9.0 million during the six month period ended June 30, 2001 compared to $7.1 million during the comparable period in 2000. For the second quarter of 2001, selling, general and administrative expenses increased 10% to $3.8 million compared to the same period in 2000. As a percentage of revenue, selling, general and administrative expenses increased to 32% during the six month period ended June 30, 2001 from 25% in 2000, and for the second quarter increased to 34% in 2001 from 20% in 2000. Increased selling, general and administrative expenses in 2001 are primarily the result of personnel and marketing investments made to develop the end-user SMT systems sales and service channel, the acquisition of Imagenation and the costs associated with operating the new sales office in Singapore.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT AND OTHER NON-RECURRING CHARGES

On October 24, 2000, the Company acquired Imagenation Corporation. At the time of acquisition, Imagenation had two products under development. The first was a new generation of frame grabber that contains features that greatly exceed the performance of current products. This product was introduced in June 2001. The second is a machine vision product concept that, if successfully developed, will integrate all vision components on a single circuit board, to be used as a `wafer mapper' primarily in a semiconductor manufacturing environment and other potential applications. The Company recorded a $2.1 million charge to operations at the time of acquisition for the estimated fair value of the acquired in-process research and devlopment. Since the date of the acquisition, there have been no significant changes to the estimated total research and development costs to be incurred to complete development or the estimated revenues to be generated from these products, if successfully developed.

OTHER NON-RECURRING CHARGES

In April 2001, the Company incurred approximately $250,000 of non-recurring severance related costs associated with cost reduction measures. Substantially, all of these costs were paid as of June 30, 2001.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

Amortization of acquired intangible assets was approximately $1,167,000 and $585,000 for the six and three month periods ended June 30, 2001 compared to $860,000 and $434,000 during the comparable periods of 2000. The amortization is attributable to identifiable intangible assets and goodwill resulting from the Company's acquisition of certain technology and other assets of Kestra and HAMA during the second quarter of 1999 and the Company's acquisition of Imagenation during the fourth quarter of 2000. Except for the impact of the possible future payment of contingent consideration relating to the HAMA and Imagenation acquisitions, the amounts of which are not yet determinable, amortization of these intangible assets is expected to approximate $585,000 per quarter for the remainder of fiscal 2001. The Company intends to adopt the provisions of FASB statements No. 141 and No. 142 during the first quarter of fiscal 2002, which will eliminate the systematic amortization of goodwill.

INTEREST AND OTHER

Interest income and other primarily includes interest earned on investments during the period.

PROVISION FOR INCOME TAXES AND EFFECTIVE INCOME TAX RATE

The Company recorded a tax provision of $810,000 for the six month period ended June 30, 2001, and $95,000 for the second quarter of 2001. The tax provision during 2001 reflects both non-deductible goodwill amortization and valuation allowances established to eliminate the future tax benefit of net operating loss carryforwards generated by CyberOptics Ltd. (formerly Kestra) due to uncertainty about realization. These items were offset in 2001 by benefits from the Company's foreign sales corporation and research and development tax credits.

ORDER RATE AND BACKLOG

CyberOptics' orders totaled $20.5 million during the six month period ended June 30, 2001 compared to $33.4 million during the same period in 2000. For the second quarter of 2001, orders totaled $7.0 million compared to $21.0 million in 2000. Backlog totaled $4.3 million and $16.5 million at June 30, 2001 and 2000, respectively. The scheduled shipment of the June 30, 2001 backlog is as follows (in thousands):


                           3rd Quarter 2001                   $ 4,087
                           4th Quarter 2001 and after             230
                                                              -------

                               Total backlog                  $ 4,317

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and marketable securities increased $3.6 million to $31.9 million as of June 30, 2001 from $28.3 million as of December 31, 2000, primarily due to $4.1 million of cash generated from operations and $0.4 million of cash provided by the exercise of stock options. Increases in cash were partially offset by $1.1 million of cash used to purchase fixed assets and other intangibles.

The Company generated $4.1 million of cash from operations during the first six months of 2001, primarily due to net income of $1.0 million, including $2.6 million of non-cash expenses for depreciation and amortization, and the provision for inventory obsolescence. The cash generated from operations also included a decrease in accounts receivable of $5.7 million primarily the result of reduced revenue levels. These items were offset somewhat by a $0.7 million increase in inventories and a $2.4 million decrease in accounts payable and a $2.3 million decrease in accrued liabilities. The decrease in accounts payable and accrued liabilities are the result of lower purchasing and spending activities associated with lower revenue volumes and spending reduction measures.

The Company used $1.6 million of cash in investing activities during the six month period ended June 30, 2001. The change in cash from investing activities is partially due to changes in the level of investment in marketable securities resulting from the purchases and maturities of those securities, which used $0.6 million of cash in 2001. In addition, the Company used approximately $1.0 million of cash for the purchase of fixed assets, the acquisition of certain technology and other intangible assets during the six months ended June 30, 2001.

The Company generated $0.4 million of cash from financing activities during the six months ended June 30, 2001, resulting from cash from stock option exercises.

In May 2001, the Company announced that its board of directors approved the repurchase of up to 500,000 shares of CyberOptics' common stock. The shares may be repurchased from time to time in the open market or through negotiated transactions. Repurchased shares will be utilized for employee compensation plans and other corporate purposes. As of June 30, 2001, the company has not purchased any shares under this authorization.

The Company has no material capital commitments except for the payment of $1.1 million for certain intellectual property and a software license acquired in July 2001. The Company believes working capital and anticipated funds from operations will be adequate for anticipated operating needs.

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

RECENT ACCOUNTING DEVELOPMENTS

In July 2001, the FASB issued statement No. 141, "Business Combinations", and Statement N. 142, "Goodwill and Other Intangible Assets," (Collectively, "the Statements".) The Statements eliminate the pooling-of-interest method of accounting for business combinations and the systematic amortization of goodwill. The Company intends to adopt the Statements during the first period adoption is available and estimates that the adoption of the Statements will reduce fiscal 2002 recurring amortization expense, on a pretax basis by approximately $1.1 million.

PART II. OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of CyberOptics Corporation was held at 12:00 p.m. on Friday May 18, 2001. Shareholders holding 6,788,946 shares, or approximately 85.23% of the outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

a.       Election of Directors

         The following nominees were elected to serve as members of the Board of Directors until the annual meeting of shareholders in 2002 or until such time as a successor may be elected:


                                                  TABULATION OF VOTES
                                                  -------------------

                                                 FOR              WITHHELD
                                                 ---              --------

                  Steven K. Case             6,325,769            463,177

                  Steven M. Quist            6,266,497            522,449

                  Michael A. Bowes           6,730,643             58,303

                  Alex. B. Cimochowski       6,734,983             53,963

                  Kathleen P. Iverson        6,734,728             54,218

                  Erwin A. Kelen             6,734,728             54,218

                  Irene M. Qualters          6,013,325            775,621

                  Michael M. Selzer, Jr.     6,734,841             54,105


ITEM 6 - EXHIBITS AND REPORTS ON 8-K

a.   Exhibits

         None


b.   Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 2001, or during the period from June 30, 2001 to the date of this quarterly report on Form 10-Q.

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



Dated:  August 9, 2001