Form 10-Q
period 2001-09-30
CYBEROPTICS CORP
filed 2001-11-14
CIK 768411

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Check One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2001
                                ------------------

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

At November 12, 2001, 8,081,039 shares of the issuer's Common Stock, no par value, were outstanding.

PART I.  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                             CYBEROPTICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                  SEPT. 30, 2001    DEC. 31, 2000
                                                                      (UNAUDITED)
--------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                $16,404          $13,097
Marketable securities                                                      3,789            6,650
Accounts receivable, net                                                   3,677           12,470
Inventories                                                                9,723            9,497
Income taxes receivable                                                    2,243              -
Other current assets                                                       1,736            1,710
--------------------------------------------------------------------------------------------------
                    Total current assets                                  37,572           43,424
Marketable securities                                                     11,230            8,538
Equipment and leasehold improvements, net                                  3,774            3,944
Intangible and other assets, net                                          11,948           12,911
--------------------------------------------------------------------------------------------------
                    Total assets                                         $64,524          $68,817
==================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                          $1,775           $3,433
Income taxes payable                                                         -                345
Accrued expenses                                                           2,642            5,111
--------------------------------------------------------------------------------------------------
                    Total current liabilities                              4,417            8,889

Deferred Tax Liabilities                                                     145              145

Commitments and contingencies

Stockholders' equity:
      Preferred stock, no par value, 5,000 shares
        authorized, none outstanding                                         -                -
      Common stock, no par value, 25,000 shares
        authorized, 8,070 and 7,952 shares issued
        and outstanding, respectively                                     40,737           39,714
      Retained earnings                                                   19,127           20,118
      Accumulated other comprehensive income (loss)                           98              (49)
--------------------------------------------------------------------------------------------------
                    Total stockholders' equity                            59,962           59,783
--------------------------------------------------------------------------------------------------
                    Total liabilities and stockholders' equity           $64,524          $68,817
==================================================================================================


SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.



--------------------------------------------------------------------------------

                             CYBEROPTICS CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share amounts)


                                                           THREE MONTHS ENDED SEPT. 30,
                                                                 2001          2000
-------------------------------------------------------------------------------------
Revenues                                                        $6,189       $16,277
Cost of revenues                                                 3,691         6,021
-------------------------------------------------------------------------------------
     Gross margin                                                2,498        10,256
Research and development expenses                                2,023         2,036
Selling, general and administrative expenses                     3,924         3,808
Non-recurring charges                                              169           -
Amortization of goodwill and other intangibles                     592           450
-------------------------------------------------------------------------------------
     Income (loss) from operations                              (4,210)        3,962
Interest income                                                    311           375
-------------------------------------------------------------------------------------
     Income (loss) before income taxes                          (3,899)        4,337
Provision (benefit) for income taxes                            (1,950)        1,523
-------------------------------------------------------------------------------------
     Net income (loss)                                         $(1,949)       $2,814
=====================================================================================
Net income per share - Basic                                    $(0.24)        $0.36
Net income per share - Diluted                                  $(0.24)        $0.33
=====================================================================================
Weighted average shares outstanding - Basic                      8,052         7,890
Weighted average shares outstanding - Diluted                    8,052         8,576

=====================================================================================

                                                            NINE MONTHS ENDED SEPT. 30,
                                                                2001           2000
-------------------------------------------------------------------------------------
Revenues                                                       $34,160       $44,470
Cost of revenues                                                15,791        16,534
-------------------------------------------------------------------------------------
     Gross margin                                               18,369        27,936
Research and development expenses                                6,473         6,927
Selling, general and administrative expenses                    12,952        10,916
Non-recurring charges                                              419           -
Amortization of goodwill and other intangibles                   1,759         1,310
-------------------------------------------------------------------------------------
     Income (loss) from operations                              (3,234)        8,783
Interest income and other                                        1,103           938
-------------------------------------------------------------------------------------
     Income (loss) before income taxes and cumulative
       effect of change in accounting principle                 (2,131)        9,721
Provision (benefit) for income taxes                            (1,140)        3,601
-------------------------------------------------------------------------------------
     Income (loss) before cumulative effect of
       change in accounting principle                             (991)        6,120
Cumulative effect of change in accounting
  principle, net of tax                                            -            (135)
-------------------------------------------------------------------------------------
     Net income (loss)                                           $(991)       $5,985
=====================================================================================
Net income (loss) per share - Basic                             ($0.12)        $0.78
Net income (loss) per share - Diluted                           ($0.12)        $0.71
=====================================================================================
Weighted average shares outstanding - Basic                      8,000         7,716
Weighted average shares outstanding - Diluted                    8,000         8,429
=====================================================================================



SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.



--------------------------------------------------------------------------------
                                                                          PAGE 3

                             CYBEROPTICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                              NINE MONTHS ENDED SEPT. 30,
                                                                      2001        2000
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                             $(991)     $5,985
        Adjustments to reconcile net income (loss) to
          net cash provided by operating
          activities:
          Depreciation and amortization                               3,239       2,477
          Provision for losses on inventories                           536         516
          Provision for doubtful accounts                                (2)         10
          Stock compensation expense                                     30          30
          Changes in operating assets and liabilities
            excluding impact of acquisitions:
               Accounts receivable                                    8,795      (4,185)
               Inventories                                             (761)     (3,512)
               Other current assets                                     612        (328)
               Accounts payable / receivable                         (1,658)      1,085
               Income taxes payable                                  (2,588)      1,067
               Accrued expenses                                      (2,469)      1,540
----------------------------------------------------------------------------------------
                 Net cash provided
                   by operating activities                            4,743       4,685

CASH FLOWS FROM INVESTING ACTIVITIES:
        Maturities of marketable securities                          52,195       6,328
        Purchases of marketable securities                          (51,850)    (11,367)
        Purchases of businesses and technology, net of
             cash acquired                                           (1,264)        (54)
        Additions to equipment and leasehold improvements            (1,177)     (1,880)
        Additions to patents                                           (157)       (212)
----------------------------------------------------------------------------------------
                 Net cash used in
                  investing activities                               (2,253)     (7,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from exercise of stock options                         446       3,535
        Proceeds from issuance of common stock
          under Employee Stock Purchase Plan                            371         464
----------------------------------------------------------------------------------------
             Net cash provided by financing
               activities                                               817       3,999

Increase in cash and cash equivalents                                 3,307       1,499
Cash and cash equivalents - beginning
        of period                                                    13,097      10,196
----------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                           $16,404     $11,695
========================================================================================



SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.


--------------------------------------------------------------------------------

                             CYBEROPTICS CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001


1.       INTERIM REPORTING:

The interim consolidated financial statements presented herein as of September 30, 2001, and for the nine and three month periods ended September 30, 2001 and 2000, are unaudited; however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, except for the cumulative effect of a change in accounting principle recorded in the first quarter of 2000, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the results of operations for the nine month period ended September 30, 2000 includes a $135,000 net-of-tax charge to earnings for the cumulative effect of adopting changes to the Company's revenue recognition policies as required by the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) N0. 101, effective January 1, 2000.

The results of operations for the nine and three month periods ended September 30, 2001, do not necessarily indicate the results to be expected for the full year. The December 31, 2000, consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


2.       PRO-FORMA INFORMATION:

The following table presents unaudited pro forma consolidated results of operations as if the acquisition of Imagenation Corporation (Imagenation), acquired on October 24, 2000, had occurred as of the beginning of 2000. The unaudited pro forma consolidated results of operations for the nine months ended September 30, 2000 include adjustments for additional amortization of identifiable intangibles and goodwill, the reduction of interest income due to the cash used for the acquisition and the related tax impact of these adjustments. The unaudited pro forma consolidated results of operations are presented for illustrative purposes only and are not necessarily indicative of the combined financial results that actually would have resulted had the acquisitions, in fact, occurred at the beginning of 2000(In thousands):

                                            Pro Forma

                                        Nine Months Ended
                                          September 30, 2000
                                          --------------

Revenue                                       $48,349

Net income                                    $ 5,446

Net income per share - Basic                   $0.71

Net income per share - Diluted                 $0.65


--------------------------------------------------------------------------------

3.       PURCHASES OF BUSINESSES AND TECHNOLOGIES

In May 2001, the Company paid additional purchase consideration of $164,000 to the shareholders of HAMA Labratories, Inc. under the terms of the May 1999 Asset Purchase Agreement. Additional consideration could be payable in May 2002 under this Agreement based on meeting certain operation thresholds.

In July 2001, the Company acquired certain intellectual property and a software license for a cash payment of $1.1 million.


4.       INVENTORIES (IN THOUSANDS):

                                                Sept. 30,      Dec. 31,
                                                  2001           2000
                                               (unaudited)
                                               -----------------------
         Raw materials                           $5,506         $5,841

         Work in process                            533          1,177

         Finished goods                           3,684          2,479
                                               -----------------------
         Total inventories                       $9,723         $9,497
                                               =======================


5.       NET INCOME (LOSS) PER SHARE:

Basic net income per share has been computed using the weighted average number of shares outstanding. The diluted net income per share includes the effect of common stock equivalents for each period. The shares used in the basic and diluted net income per share computation for the nine and three month periods ended September 30, 2001 are the same, as additional shares in the denominator would be anti-dilutive due to the Company's net loss. The number of shares utilized in the denominator of the diluted net income per share computation has been increased by 713,000 and 686,000 equivalent shares for the nine and three month periods ended September 30, 2000, respectively. Shares for which the option exercise price exceeded the average market price were 490,000 and 862,000 for the nine and three month periods ended September 30, 2001, respectively. Shares excluded due to the option exercise price exceeding the average market price were 60,100 and 5,400 for the nine and three month periods ended September 30, 2000, respectively.


6.       COMPREHENSIVE INCOME (LOSS):

Statement of Financial Accounting Standards No. 130 requires that unrealized gains and losses on the Company's available-for-sale marketable securities and certain foreign currency translation adjustments be included as a component of other comprehensive income.

During the nine month periods ended September 30, 2001 and 2000, total comprehensive income (loss) amounted to ($844,000) and $6,016,000, respectively. During the three month periods ended September 30, 2001 and 2000, total comprehensive income (loss) amounted to ($1,796,000) and $2,927,000, respectively. Accumulated other comprehensive income (loss) at September 30, 2001 and December 31, 2000 was $98,000 and ($49,000), respectively.


7.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. The adoption of SFAS No. 133 did not materially impact the Company's financial position as of September 30, 2001 or its results of operations or cash flows for the nine months then ended.





--------------------------------------------------------------------------------

The Company enters into foreign currency swap agreements to hedge short term inter-company financing transactions with its subsidiary in the United Kingdom. These currency swap agreements are structured to mature on the last day of each quarter and are designated as cash flow hedges. At September 30, 2001, the Company had one open swap agreement that was purchased on that date. As a result, there were no unrealized gains or losses as of September 30, 2001. During the three months ended September 30, 2001, the Company recognized a loss of approximately $181,000 from settlement of a foreign currency swap agreement which offset the $116,000 translation gain on the underlying inter-company balance.

The Company's foreign currency swap agreements contain credit risk to the extent that its bank counter-parties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counter-parties to major financial institutions. Management does not expect material losses as a result of defaults by other parties.


8.       RECENT ACCOUNTING DEVELOPMENTS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (Collectively, "the Statements"). The Statements eliminate the pooling-of-interest method of accounting for business combinations and the systematic amortization of goodwill and other intangible assets with indeterminable lives. The Company will adopt the Statements on January 1, 2002 and is currently estimating the impact of any goodwill impairment charge required upon adoption. In addition to any potential impairment charge that may be required, the Company estimates that the adoption of the Statements will reduce fiscal 2002 amortization expense, on a pretax basis by approximately $1.1 million.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (the "Statement"). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement also eliminates the exception to the consolidation for a subsidiary for which control is likely to be temporary. The Company will adopt the Statement on January 1, 2002 and does not expect the adoption of the Statement to have a material impact on either the finacial position or operating results of the Company.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's results and financial position during the periods included in the accompanying financial statements or could have an impact on future results. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the Company's interim consolidated financial statements and associated notes.

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

        -- The affects of world events and economic conditions on the Company and its customers;

        --  The dependence of such operations on orders of one sensor product


--------------------------------------------------------------------------------
            line from large OEM's of component placement machines in the surface mount industry;

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

        -- The ability to effectively commercialize significant new products introduced in 2000 and 2001;

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


RESULTS OF OPERATIONS


REVENUES

The following table sets forth revenues by product group for the three and nine month periods ended September 30 (in Thousands):


                                               Nine months ended            Three months ended
                                                 September 30,                 September 30,
                                             2001           2000           2001           2000
                                            -------        -------        -------        -------
OEM Solutions:
    Electronic Assembly Sensors (EAS)
       Products                             $19,033        $31,365         $2,345        $11,577
    Semiconductor Products                    5,492          5,622          1,343          2,237
SMT Systems Products                          9,635          7,483          2,501          2,463
                                            -------        -------        -------        -------
    Total                                   $34,160        $44,470         $6,189        $16,277



Revenues from the EAS sensor products decreased 39% during the nine months ended September 30, 2001 compared to the same period in 2000. During the third quarter of 2001, EAS sensor revenues decreased 80% compared to the same period in 2000. Decreased revenues during the third quarter reflects further deterioration in global markets for electronic assembly equipment, including demand from our major EAS customers. A major customer of EAS products has notified the Company to suspend new product sensor shipments as it works off excess sensor inventory. The Company believes


--------------------------------------------------------------------------------
this suspension of scheduled shipments could continue beyond the end of the year. During the third quarter, a second OEM sensor customer also significantly reduced its order rate for the balance of the year. The Company believes that this reduction could continue beyond the end of the year. As a result of these developments, fourth quarter sales of electronic assembly sensors are expected to continue to decline compared to the third quarter of 2001. The Company's two largest EAS customers accounted for approximately 44% of total revenues for the nine months ended September 30, 2001, and 57% of revenues for the comparable period in 2000. These customers accounted for approximately 27% of revenues in the third quarter of 2001 compared to 59% in the third quarter of 2000.

Semiconductor product revenues decreased 2% during the nine month period ended September 30, 2001 from the comparable period in 2000, and decreased 40% for the third quarter of 2001 compared to the same period in 2000. Because it was not acquired until October 2000, sales from Imagenation are not reflected in sales for the first nine months of 2000. Excluding the impact of the Imagenation acquisition, semiconductor product revenues decreased 55% during the nine month period ended September 30, 2001 from the comparable period in 2000, and decreased 75% for the third quarter of 2001 compared to the same period in 2000. This decrease was primarily due to a weakening demand in the semiconductor capital equipment market which is expected to continue during the fourth quarter of 2001.

SMT systems product revenues increased 29% during the nine month period ended September 30, 2001 from the comparable period in 2000, and increased 2% for the third quarter of 2001 compared to the same period in 2000. The sales increase was driven by sales of new-generation SE 300 solder paste inspection and KS 100 and KS 50 AOI systems, which all began contributing revenues in the fourth quarter of 2000. SMT systems revenues reflect continued demand for the Company's new-generation end user system products from electronic manufacturing services
(EMS) customers. As a result of industry consolidation, EMS companies are becoming a larger proportion of worldwide electronic assembly capacity. As a result of weakness in the electronic assembly market, the Company expects demand below the third quarter 2001 levels for its end-user system products during the fourth quarter of 2001.

International revenues comprised approximately 69% and 76% of total revenues during the nine month periods ended September 30, 2001 and 2000, respectively, and approximately 53% and 75% of revenues during the third quarter of 2001 and 2000, respectively. The international markets in Europe, Japan and the rest of Asia account for a significant portion of the production capability of capital equipment for the manufacture of electronics, the primary market for the Company's EAS sensors and SMT systems product lines.

Revenues generated from products used primarily for SMT production (revenues from OEM sensors and SMT systems) were approximately 84% and 87% of revenues for the nine month periods ended September 30, 2001 and 2000, respectively.


GROSS MARGIN

Gross margin for the nine months ended September 30, 2001 decreased as a percent of revenues to 54% compared to 63% during the same period in 2000. For the third quarter of 2001, gross margin decreased to 40% of revenues compared to 63% during the comparable period in 2000. Gross margin is highly dependent on the level of revenues over which to spread the fixed component of cost of sales and the related realization of manufacturing efficiencies. During 2001, gross margin was negatively impacted by lower revenue levels. Gross margin was also negatively impacted by reduced EAS product and semiconductor product revenues, which have a higher margin than other products, and the increase in new-generation SMT Systems product revenues, which generate a lower margin during their initial introductory period. The Company expects that SMT System products will continue to grow as a percentage of total revenue, which will continue to impact gross margin during the fourth quarter of 2001.


RESEARCH AND DEVELOPMENT

Research and development expenses decreased 7% to $6.5 million during the nine



--------------------------------------------------------------------------------
month period ended September 30, 2001 compared to the same period of 2000. For the third quarter of 2001, research and development expenses decreased less than 1% to $2.0 million compared to the same period in 2000. As a percentage of revenue, research and development expenses increased to 19% during the nine months ended September 30, 2001 from 16% during the comparable period in 2000, and increased to 33% in the second quarter of 2001 compared to 13% in the same period in 2000. Decreased research and development expenses in 2001 is due primarily to cost reduction measures initiated in the second quarter and customer funded development recognized as a reduction in research and development expense.

Research and development expenses during the first three quarters of 2001 were primarily focused on continued engineering development of the new high speed solder paste inspection system, the SE 300, and KS 100 and KS 50 AOI systems, as well as development work on the in-process products acquired from Imagenation and Hama. In addition, research and development expenses in 2001 included development of next generation LaserAlign products, a board alignment camera and enhancements to the semiconductor wafer mapping sensor product family.

Customer funded research and development is recognized as a reduction of research and development expense. During the nine months ended September 30, 2001, customer funded research and development recognized as a reduction of research and development expense totaled $604,000 compared to $397,000 during the comparable period of 2000. The Company expects customer funded R&D recognized in the fourth quarter of 2001 to exceed the $293,000 recognized in the third quarter of 2001.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 19% to $13.0 million during the nine month period ended September 30, 2001 compared to $10.9 million during the comparable period in 2000. For the third quarter of 2001, selling, general and administrative expenses increased 3% to $3.9 million compared to the same period in 2000. As a percentage of revenue, selling, general and administrative expenses increased to 38% during the nine month period ended September 30, 2001 from 25% in 2000, and for the third quarter increased to 63% in 2001 from 23% in 2000. Increased selling, general and administrative expenses in 2001 are primarily the result of personnel and marketing investments made to develop the end-user SMT systems sales and service channel, the acquisition of Imagenation and the costs associated with operating the new sales office in Singapore.


ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

On October 24, 2000, the Company acquired Imagenation Corporation. At the time of acquisition, Imagenation had two products under development. The first was a new generation of frame grabber that contains features that greatly exceed the performance of current products. This product was introduced in June 2001. The second was a machine vision product concept that, if successfully developed, will integrate all vision components on a single circuit board, to be used as a 'wafer mapper' primarily in a semiconductor manufacturing environment and other potential applications. The Company recorded a $2.1 million charge to operations at the time of acquisition for the estimated fair value of the acquired in-process research and devlopment. Since the date of the acquisition, there have been no significant changes to the estimated total research and development costs to be incurred to complete development or the estimated revenues to be generated from these products, if successfully developed.


NON-RECURRING CHARGES

In April 2001, the Company incurred approximately $250,000 of severance related costs associated with cost reduction measures. In September 2001, the Company incurred approximately $169,000 of additional severance related costs associated with a second round of cost reduction measures. A total of 23 and 22 employees were terminated in April and September 2001, respectively. Substantially, all of these costs were paid as of September 30, 2001.



--------------------------------------------------------------------------------

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

Amortization of acquired intangible assets was approximately $1.8 and $592,000 for the nine and three month periods ended September 30, 2001 compared to $1.3 million and $450,000 during the comparable periods of 2000. The amortization is attributable to identifiable intangible assets and goodwill resulting from the Company's acquisition of certain technology and other assets of Kestra and HAMA during the second quarter of 1999 and the Company's acquisition of Imagenation during the fourth quarter of 2000. Except for the impact of the possible future payment of contingent consideration relating to the HAMA and Imagenation acquisitions, the amounts of which are not yet determinable, amortization of these intangible assets is expected to approximate $592,000 for the fourth quarter of fiscal 2001. The Company intends to adopt the provisions of FASB statements No. 141 and No. 142 during the first quarter of fiscal 2002, which will eliminate the systematic amortization of goodwill and other intangible assets with indeterminable lives.


INTEREST AND OTHER

Interest income and other primarily includes interest earned on investments during the period.


PROVISION FOR INCOME TAXES AND EFFECTIVE INCOME TAX RATE

The Company recorded a tax benefit of $1.1 million for the nine month period ended September 30, 2001, and $1.5 million for the third quarter of 2001. The tax benefit during 2001 reflects anticipated tax losses for the year, benefits from the Company's foreign sales corporation and research and development tax credits. These benefits were partially offset by non-deductible goodwill amortization, and valuation allowances established to eliminate the future tax benefit of net operating loss carryforwards generated by CyberOptics Ltd. (formerly Kestra) due to uncertainty about realization. The third quarter benefit from the Company's foreign sales corporation includes a benefit for amendments to the 1997 through 2000 returns, which were filed in September 2001.


ORDER RATE AND BACKLOG

CyberOptics' orders totaled $25.1 million during the nine month period ended September 30, 2001 compared to $46.1 million during the same period in 2000. For the third quarter of 2001, orders totaled $4.6 million compared to $13.0 million in 2000. Backlog totaled $2.7 million and $13.0 million at September 30, 2001 and 2000, respectively. The scheduled shipment of the September 30, 2001 backlog is as follows (in thousands):

                           4th Quarter 2001                   $ 2,512
                           1st Quarter 2002 and after             183
                                                              -------
                               Total backlog                  $ 2,695


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and marketable securities increased $3.1 million to $31.4 million as of September 30, 2001 from $28.3 million as of December 31, 2000, primarily due to $4.7 million of cash generated from operations and $0.8 million of cash provided by the exercise of stock options and stock issued under the ESPP. Increases in cash were partially offset by $2.6 million of cash used to purchase fixed assets and other intangibles.

The Company generated $4.7 million of cash from operations during the first nine months of 2001, primarily due to a net loss of $1.0 million, including $3.8 million of non-cash expenses for depreciation and amortization, and the provision for inventory obsolescence. The cash generated from operations also included a decrease in accounts receivable of $8.8 million primarily the result of reduced revenue levels. These items were offset somewhat by a $0.7 million increase



--------------------------------------------------------------------------------
in inventories, a $1.7 million decrease in accounts payable, a $2.5 million decrease in accrued liabilities, and a $2.6 million increase in income taxes receivable. The decrease in accounts payable and accrued liabilities are the result of lower purchasing and spending activities associated with lower revenue volumes and spending reduction measures.

The Company used $2.3 million of cash in investing activities during the nine month period ended September 30, 2001. The change in cash from investing activities is partially due to changes in the level of investment in marketable securities resulting from the purchases and maturities of those securities, which provided $0.3 million of cash in 2001. In addition, the Company used approximately $2.6 million of cash for the purchase of fixed assets, and the acquisition of certain technology and other intangible assets during the nine months ended Sepetember 30, 2001.

The Company generated $0.8 million of cash from financing activities during the nine months ended Sepetember 30, 2001, resulting from cash received from stock option exercises and stock issued under the ESPP.

In May 2001, the Company announced that its board of directors approved the repurchase of up to 500,000 shares of CyberOptics' common stock. The shares will be repurchased from time to time in the open market or through negotiated transactions. Repurchased shares will be utilized for employee compensation plans and other corporate purposes. As of Sepetember 30, 2001, the company has not purchased any shares under this authorization.

The Company has no material capital commitments. The Company believes working capital and anticipated funds from operations will be adequate for anticipated operating needs.


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


RECENT ACCOUNTING DEVELOPMENTS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (Collectively, "the Statements"). The Statements eliminate the pooling-of-interest method of accounting for business combinations and the systematic amortization of goodwill and other intangible assets with indeterminable lives. The Company will adopt the Statements on January 1, 2002 and is currently estimating the impact of any goodwill impairment charge required upon adoption. In addition to any potential impairment charge that may be required, the Company estimates that the adoption of the Statements will reduce fiscal 2002 amortization expense, on a pretax basis by approximately $1.1 million.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (the "Statement"). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement also eliminates the exception to the consolidation for a subsidiary for which control is likely to be temporary. The Company will adopt the Statement on January 1, 2002 and does not expect the adoption of the Statement to have a material impact on either the finacial position or operating results of the Company.



--------------------------------------------------------------------------------

PART II. OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON 8-K

a.   Exhibits

         None


b.   Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 2001, or during the period from September 30, 2001 to the date of this quarterly report on Form 10-Q.




--------------------------------------------------------------------------------

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






                                                             /s/ Scott G. Larson
                                                             -------------------
                                        Scott G. Larson, Chief Financial Officer
                                               (Principal Accounting Officer and
                                                        Duly Authorized Officer)



Dated: November 14, 2001



--------------------------------------------------------------------------------
                                                                         PAGE 14