Form 10-K
period 2001-12-31
CYBEROPTICS CORP
filed 2002-03-28
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  [x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange
                Act of 1934 for the Year Ended December 31, 2001.

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

As of March 27, 2002, the aggregate market value of the registrant's Common Stock, no par value, held by non-affiliates of the registrant was $76,627,251 (based on the closing sale price of common stock as of March 27, 2002 as quoted on the Nasdaq National Market).

As of March 27, 2002, there were 8,134,826 shares of the registrant's Common Stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The responses to items 10, 11, 12 and 13 herein are incorporated by reference to certain information in the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 17, 2002.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS.

The following Annual Report on Form 10-K contains various forward looking statements within the meaning of federal securities laws. These forward looking statements represent management's expectations or beliefs concerning future events, including statements regarding anticipated product introductions, changes in markets, customers and customer order rates, expenditures in research and development, growth in revenue, taxation levels, the effects of pricing, and the ability to continue to price foreign transactions in US currency. Actual future results may vary from these, and other forward looking statements made by the Company, as a result of a number of factors that may affect the Company's financial condition and results of operations, including, but not limited to, the following:

* Approximately 38% of the Company's new product revenues in 2001 were of one sensor product line to original equipment manufacturers (OEM's) of component placement machines in the surface mount industry.
* The cyclical nature of capital expenditures in the surface mount electronics and semiconductor industries. The electronics capital equipment market is currently in one of the most severe slowdowns in its history, which if prolonged could have a significant impact on the financial condition and results of operations of the Company.
* Approximately 38% of the Company's total revenues in 2001 were to two OEM customers, the loss of whom, or continued reduction of purchases from whom, would have significantly adverse effects.
* A significant portion of the Company's revenues (approximately 67% in 2001) are derived from export sales.
* The technology for the manufacture of electronic components and printed circuit boards changes rapidly and could cause some of the Company's current products, or products currently under development, to become obsolete.
* Competition for the functions that the Company's SMT Electronic Assembly Sensor products perform by larger machine vision companies, other optical sensor companies, and by solutions internally developed by the Company's current or potential customers.
* Competition for the SMT Systems products by large multinational systems companies, many of which have greater financial resources and larger sales distribution networks than the Company.
* The degree to which the Company is successful in protecting its technology and enforcing its technology rights in the United States and other countries.
* The Company contracts for a substantial portion of its manufacturing.
* Many of the components used in the Company's products must be ordered with significant lead times that could cause interruption of manufacturing if not available.
* There are a number of significant new product introductions planned for fiscal 2002, which if delayed, could have an impact on planned shipment levels.
* The Company made three acquisitions in 1999 and an additional acquisition in 2000, and their successful integration will have a significant impact on future operating performance.
* The ability of the Company to successfully develop in-process technology acquired as part of acquisitions into viable products.
* The dependence of the Company's operations on several key personnel.

These and other risks that could affect the Company's operations, are discussed in more detail in Exhibit 99 to this Form 10-K.

                                     PART I.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

CyberOptics(R) Corporation (the Company or CyberOptics) designs, manufactures and markets optical process control sensors and inspection systems that enable the global electronics and semiconductor industries to meet the rigorous quality demands for printed circuit board assembly and semiconductor wafer transport. Utilizing proprietary laser, optics and machine vision technology, combined with software and electronics, the Company's products enable manufacturers to increase operating through-put, product yields and quality by measuring the characteristics and placement of components both during and after manufacturing processes. The Company was founded in 1984 by Dr. Steven K. Case, a former professor at the University of Minnesota, to commercialize technology for non-contact three-dimensional sensing systems. Since 1992, the Company focused development on new technology and products designed primarily for applications in the electronics industry.

Most of the products developed and sold by the Company are for applications in the surface mount technology (SMT) electronic circuit board assembly equipment market. Applications in this market for the Company's products include the measurement of screen printed solder paste, the inspection of circuit boards after component placement, the alignment of electronic components during placement, the measurement of electronic component lead coplanarity during assembly, the confirmation of proper placement after full assembly of circuit boards, and the inspection of the solder joints on printed circuit boards. The Company developed and sells the LaserAlign(R) family of OEM sensor products (the Company's largest selling family of products, constituting 38% of revenue in
2001) for component alignment, the laser section microscope for off-line solder paste inspection, the SE 200(TM) and SE 300(TM) products for in-line solder paste inspection, and the KS50(TM), KS 100(TM), KS 75(TM) and KS 200(TM) automated optical inspection systems for circuit board inspection before and after the reflow oven.

The Company also offers and sells products for use with the robotic equipment that handles semiconductor wafers during the semiconductor fabrication process, and related technologies, though HAMA(TM) Sensors, Inc. and Imagenation(R) Corporation, companies acquired in 1999 and 2000.

The Company's operations have been heavily influenced by market conditions in worldwide electronics markets, and particularly in the SMT electronic assembly segment of these markets. Strong microelectronic equipment markets from 1997 through the second quarter of 1998, and from the third and fourth quarters of 1999 to the second quarter of 2001, resulting in strong sales of the Company's products, particularly sensor products.

The worldwide electronics equipment market experienced a significant decline starting with the second quarter of 2001. Worldwide markets for the Company's products declined in excess of 60%. Although the Company was able to continue strong sales of SMT Systems products through new product introductions, its electronic assembly sensor products, which had constituted $ 43.4 million or 68% of sales in 2000, declined to $ 20.2 million or 53% of sales in 2001. For several quarters, the Company's two largest Electronic Assembly Sensor (EAS) customers, which had purchased a large inventory of the Company's products in anticipation of a continued robust market, ordered no products at all. The Company's semiconductor product line, which had experienced a record year in 2000, was also severely impacted by the decline in semiconductor markets and the corresponding decline in the market for capital equipment in the semiconductor fabrication industry. After having retained staff in 2000 adequate to accommodate continued rapid growth, the Company was forced to make three reductions in workforce during 2001 and early 2002 to reduce its level of expenditures. Nevertheless, in order to maintain its competitive position when electronics markets recover, the Company determined not to significantly reduce development efforts. The combination of a dramatic reduction in orders starting in the second quarter of 2001 and increased levels of staffing and expenditure caused the Company to report a loss of $4.2 million for the 2001 calendar year.

OPERATIONS AND PRODUCTS

CyberOptics' develops, manufactures and sells intelligent, non-contact sensors and systems for process control and inspection. The Company's products are used primarily in the SMT electronic assembly and semiconductor fabrication sectors of the electronics industry and enable manufacturers to increase operating efficiencies, product yields and quality. In addition to proprietary hardware designs that combine precision optics, various light sources, and multiple detectors, the Company's products incorporate software that controls the hardware and filters and converts raw data into application specific information. The Company's product offerings, are sold both to OEMs that supply the SMT and Semiconductor fabrication industries and to end-user customers who use its systems products directly for process and quality control in circuit board manufacture.

SMT ELECTRONIC ASSEMBLY SENSORS

The SMT Electronic Assembly Sensor product line, which has generated the majority of the Company's sales during the past seven years, sells sensors for incorporation into the products of original equipment manufacturers, primarily in the SMT circuit board assembly equipment industry. The Company works closely with its OEM customers to integrate sensors into their equipment.

LASERALIGN. The LaserAlign sensor family is the largest selling family of products of the Company and has accounted for the vast majority of sales in the SMT Electronic Assembly Sensors product line. These sensors are sold for incorporation into component placement machines used in the surface mount production line that are manufactured by a number of different OEM customers. Sales of these products to Juki Corporation and Assembleon N.V., accounted for approximately 24% and 14% of the Company's revenue in 2001, and approximately 24% and 30% of the Company's revenue in 2000, respectively. Accordingly, the Company's revenues and operations are currently heavily influenced by the level of purchases from these two customers and by the health of the SMT production industry.

The LaserAlign family of products align components during transport on a pick and place machine prior to placement on circuit board. After solder paste has been deposited and inspected, extremely small surface mount components known as chip capacitors and resistors are placed on the solder pads by component placement machines. CyberOptics' LaserAlign sensors are incorporated into the placement heads of component placement machines to ensure accurate component placement at high production speeds. Various high-speed component placement machines utilize between one and sixteen LaserAlign sensors per machine. LaserAlign integrates an intelligent sensor, composed of a laser, optics and detectors with a microprocessor and software for making specific measurements. LaserAlign quickly and accurately aligns each component as it is being transported by the pick-and-place arm for surface mount assembly. Using non-contact technology, LaserAlign facilitates orientation and placement of components at much higher speeds than can be achieved using conventional mechanical or machine vision component centering systems.

The LaserAlign sensor is offered in several different configurations to satisfy the requirements of the different machines on which it is used. The latest version of the LaserAlign sensor technology was introduced in a new sensor for Juki Corporation during 2000. Revenue from shipment of LaserAlign sensors has been a principal contributor to the growth of the Company during the past five years and accounted for 38%, 53% and 54% of the Company's revenue in the years ended December 31, 2001, 2000, 1999, respectively.

LASER LEAD LOCATOR. Following placement of the smallest leadless components, more sophisticated components, including microprocessor chips, are applied to the printed circuit boards by fine pitch component placement machines. Many of these components have leads on all sides that are soldered to the circuit board. Since all of these surface mount leads must make contact with the solder paste, lead coplanarity is a critical quality factor. The Laser Lead Locator, which is incorporated directly into fine pitch component placement machines, inspects components immediately before placement on the circuit board to identify defective or damaged leads and determines if all lead tips lie within the same plane. Sales of Laser Lead Locator have decreased over the last three years as customers have found alternative products for coplanarity inspection.

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

DRS(TM) RANGE SENSORS. The Company's first commercial product was a range sensor known as a Point Range Sensor or PRS The Company developed and introduced Digital Range Sensor(TM) (DRS) in late 1997, a new generation of sensors, designed to replace the PRS product line. The Company currently offers three DRS sensors which are equivalent to the seven sensors formerly sold in the PRS line with resolution equal to the best sensors of the PRS line. The DRS is currently sold with a control board and software that is compatible with Windows 95 or Windows NT. In addition, the Company designed and sold a custom DRS sensor for a specific OEM customer in 2000. The Company will continue to sell DRS sensors on an OEM basis for the foreseeable future.

SEMICONDUCTOR PRODUCTS

Although the Company had sold some of its sensors for semiconductor wafer inspection prior to 1999, the semiconductor product line became a significant part of the Company's business with the acquisition of certain assets of HAMA Laboratories, Inc. in 1999 and was further expanded with the acquisition of Imagenation Corporation in 2000. Principal products include sensors that inspect the presence and orientation of semiconductor wafers in cassettes during the fabrication process. Other products include frame grabber and machine vision subsystems developed and sold by Imagenation. All semiconductor products are sold to original equipment manufacturers for incorporation into their workstations and systems.

WAFER MAPPING AND ALIGNMENT SENSORS. The Company manufactures and sells laser based reflective sensors that improve the performance of robotic wafer handling equipment. During the fabrication process, semiconductor wafers are stored in slotted cassettes during transport to various workstations. Robotic equipment removes the wafers from the cassettes and inserts them into a fabrication tool. The Company's wafer mapping sensors inspect for the presence of wafers in the cassettes and determines if the wafer is properly located in the cassette to avoid damage to the wafer.

FRAME GRABBER PRODUCTS AND MACHINE VISION SUBSYSTEMS. Frame grabber products are a machine vision component that captures, digitizes, and stores video images. These products are currently sold to a broad array of applications in a number of different industries, with strategic emphasis on semiconductor customers.

SMT SYSTEMS PRODUCTS

The SMT Systems product line consists of stand-alone measurement and inspection systems used in the SMT electronic assembly industry for quality control and inspection. These systems are sold directly to the end-user manufacturing customer who uses them in the production line or along side a production line to maintain process and quality control. Products sold incorporate the Company's proprietary sensors as well as substantial, off the shelf, translation or robotics hardware and complete computer systems or processors with internally developed software.

SE 300. The SE 300 is an in-line system that measures the solder paste after the first step of the SMT assembly process. Because of the small size of the components that must be placed on each pad of solder paste and the density of components placed on the circuit board, a significant amount of SMT assembly problems are related to the quality of solder paste deposition. Misplaced solder paste or excess or inadequate amounts of paste can lead to improper connections or bridges between leads causing an entire circuit board to malfunction.

The SE 300 was first introduced in March 2000. Initial revenues of the SE 300 were recorded in the fourth quarter of 2000. The system was designed to inspect the height, area and volume of 100% of the circuit board at production line speeds with resolution which allows it to measure the smallest chip scale packages and micro ball array component sites. The SE 300 can be retrofitted and integrated into most SMT production lines, providing real time quality control immediately after a printed circuit board leaves the screen printer and before component placement commences. During 2001, sales of the SE 300 increased to 10% of total Company sales from 1% in 2000.

SE 200 (FORMERLY CYBERSENTRY 2000). Introduced in the first quarter of 1995, the SE 200 system is designed to be installed in existing automated production lines and to strike a balance between inspection of 100% of each circuit board and the off-line bench top measurement tools used in quality control laboratories. The SE 200 incorporates a sensor extended on a mechanical robot arm over the production line that measures the height, area and volume of critical solder paste pads. Like the SE 300, the SE 200 can be retrofitted and integrated into most SMT production lines, providing real time quality control. The SE 200 inspects solder paste deposits on a selected sampling basis. Shipments of the SE 200 product accounted for approximately 7%, 12%, and 18% of the Company's revenue for the years ended December 31, 2001, 2000, and 1999, respectively.

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

KS 50. During late 2000, the Company released the KS 50 AOI system, using in-process technology purchased from Kestra. This product screens populated circuit boards for missing components either before or after the reflow oven. No KS 50 revenues were reflected in the Company's financial statements as of December 31, 2000. During 2001, sales of KS 100 and KS 50 products increased to 7% of total Company sales from 0.4% in 2000.

KS 75 and KS 200. These AOI systems were intoduced in early 2002, and incorporate high resolution, color cameras for improved imaging. The KS 75 can be deployed for inspection of cuircuit boards before and after the reflow oven and is capable of inspecting solderjoints, currently the largest market application for AOI equipment. The KS 200 is designed to inspect very small
(0201) components.

MARKETS AND CUSTOMERS

The vast majority of the Company's products are sold into the electronics manufacturing market, particularly the portion servicing manufacturers doing SMT circuit board assembly. The value of automation is high in this market because the products produced have high unit costs and are manufactured at speeds too high for effective human intervention. Moreover, the trend in these industries toward smaller devices with higher circuit densities and smaller circuit paths requires manufacturing and testing equipment capable of extremely accurate alignment and multidimensional measurement such as achieved using non-contact optical sensors. Customers in these industries also employ knowledgeable engineers who are competent to work with computer-related equipment. The Company's LaserAlign and Laser Lead Locator products are sold to OEMs serving this market and the SE, KS and LSM solder paste measurement systems are sold to end user electronic assembly manufacturers in this market.

The Company's semiconductor products are sold into the semiconductor capital equipment market, which are used in the manufacture of semiconductor devices. This market has many of the same characteristics as SMT electronics assembly market and requires non-contact optical measurement tools that enable the production of more complex, higher density and smaller semiconductor devices. The Company's wafer mapping and alignment sensors are sold to semiconductor equipment OEM's serving the front end wafer handling portion of this market. The Company's wafer mapping sensors will become increasingly critical to this market when the use of 300 millimeter semiconductor wafers becomes widespread.

The Company sells its products worldwide to many of the leading manufacturers of electronic circuit assembly equipment, semiconductor capital equipment manufacturers and end user electronic assembly manufacturers. The Company maintains a foreign development office in the UK, but did not have sales originating from locations other than the United States until 2001. During the first half of 2001, sales of the KS 100 system originated in the UK. During the second half of 2001, manufacture of the KS 100 and KS 50 was moved to Minneapolis. The following table sets forth the percentage of the Company's total sales revenue represented by total export sales (sales for delivery to countries other than the United States, including sales delivered through distributors) by location during the past three years:

                                          Year Ended December 31,
                                       2001        2000        1999
                                     --------    --------    --------
        Asia......................      34%         37%         30%
        Europe....................      29%         35%         42%
        Other (1).................       4%          1%          5%


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

SALES AND MARKETING

Electronic Assembley sensors and Semiconductor products are sold to large OEM customers by direct sales staff located in Minnesota, California, and Oregon. The Company's SMT Systems products are also sold through direct sales personnel located in Minnesota and regionally throughout the USA, as well as in the UK and Singapore. SMT systems product direct sales personnel sell directly to large national and international accounts, as well as supervise independent representatives and distributors. The Company has agreements with 21 representatives and distributors in North and South America who focus primarily on SMT systems products sold to end-users. Most sales to international end-users of SMT systems products are made through 22 representatives and distributors covering Europe and the Pacific Rim.

The Company markets its products through appearances at industry trade shows, advertising in industry journals, articles published in industry and technical journals and on the Internet. In addition, the Company's strategic relationships with certain key customers serve as highly visible references.

BACKLOG

CyberOptics' products are typically shipped two weeks to four months after the receipt of an order. Since 1993, however, certain OEM customers have placed orders for delivery over as many as 12 months. Reflective of the decline in SMT markets, product backlog was $3.1 million on December 31, 2001, compared to $11.7 million at December 31, 2000 and $11.4 million at December 31, 1999. Approximately $2.6 million of the 2001 backlog is deliverable in the first quarter of 2002 with the remaining $0.5 million deliverable in the remainder of 2002. Although the Company's business is generally not of a seasonal nature, its sales may vary based on the capital procurement practices in the electronics and semiconductor industries. The Company's scheduled backlog at any time may vary significantly based on the timing of orders from OEM customers. Accordingly, backlog may not be an accurate indicator of the Company's performance in the future.

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

CyberOptics believes that continued and timely development of new products and enhancements to existing products is essential to maintaining its competitive position. The Company commits substantial resources to its research and development effort, which plays a critical role in maintaining and advancing its position as a leading provider of optical sensors and systems. CyberOptics' research and development efforts during 2001 were primarily directed at continued development of the SE and KS product families, the latest version of the LaserAlign technology, new alignment cameras for pick-and-place equipment and enhanced wafer mapping sensors. During 2002, CyberOptics intends to continue to expend significant sums on enhancements and upgrades of the SE and KS product families and on various Electronic Assembly Sensor products. In addition, the Company will be continuing to develop in-process technology acquired from Imagenation along with enhanced wafer mapping sensors. There can be no assurances that such efforts, or any other research and development efforts of the Company, will be successful in producing products that respond effectively to technological changes or new product announcements by others.

Research and development expenses were $8.6 million, $9.0 million, and $9.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. These amounts represented 22%, 14% and 23% of revenues, respectively. The Company anticipates that research and development expenditures will continue at approximately the same dollar level in 2002. Research and development expenses consist primarily of salaries, project materials and other costs associated with CyberOptics' ongoing product development and enhancement efforts. Research and development resource utilization is centrally managed based on market opportunities and the status of individual projects.

MANUFACTURING

Much of the Company's product manufacturing, consisting primarily of circuit board manufacturing, lens manufacturing, and metal parts production is contracted with outside suppliers. Company personnel inspect incoming parts, assemble sensor heads, end-user systems, calibrate and perform final quality control testing of finished products. The Company believes that its products are not suited for the large production runs that would justify the capital investment necessary for complete internal manufacturing. Electronic Assembly Sensor products are assembled in Minneapolis, MN, and Semiconductor Products were assembled in Redwood City, CA., and Portland, OR. During the first half of 2002, Semiconductor Products manufacturing will be consolidated in Portland, OR. SMT Systems products are assembled in Minneapolis, MN, with limited prototype assembly capability in the U.K. All manufacturing is coordinated by a corporate manufacturing council, which establishes process and makes resource allocation recommendations.

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

The Company's Electronic Assembly Sensor products face competition in the market for OEM component placement machines primarily from manufacturers of vision (camera and software based) systems. Potential competitors in these markets include Cognex Corporation, Robotic Visions Systems, Inc., Electro Scientific Industries, Inc. and ICOS Vision Systems, NV. Competition in this market is based on speed, flexibility, cost and ease of control. In addition, the Company's products compete with systems developed by OEMs using their own design staff for incorporation into their products. The Company's Electronic Assembly Sensor products have historically competed favorably on the basis of these factors, and particularly on the basis of speed and cost. Nevertheless, advances in terms of speed by vision systems have reduced some of the advantages of the Company's products in some configurations. The Company has introduced newer configurations adapted by several customers that it believes allow its sensors, and the component placement machines in which they are incorporated, to compete favorably based on the speed and accuracy of their performance, and their price. In addition, the Company is expanding its focus to incorporate additional inspection capabilities into its sensors, which has many of the same competitive characteristics as the sensors historically developed for this market.

The Company's semiconductor products face competition in the wafer mapping and alignment market primarily from manufacturers of through-beam sensors developed by our customers using inexpensive sensors from suppliers like Banner Engineering Corporation, Omron, Ltd (Japan), Keyence, Ltd (Japan). The Company believes that its sensors compete favorably in this market based on performance and the unique reflective mode of operations. Through beam sensing is generally less desirable due to concerns about potential wafer contamination.

The Company's principle SMT System product is 3-D solder paste inspection. The primary competitor in this market is GSI Lumonics, Inc. (SVS division), and more recently Agilent. In addition, some manufacturers of screen printing equipment provide optional 2-D solder paste inspection, and other machine vision companies (AOI companies) have started offering 2-D and occasionally 3-D solder paste inspection products. The Company believes that it currently competes effectively in this market on the basis of performance, ease of installation and operation, and price.

The Company's KS products face competition from over 40 AOI companies, the most significant being Agilent (formerly MVT), Photon Dynamics (formerlyCR Technology and Intelligent Reasoning Systems, Inc.) and Orbotech, GmbH. The Company believes that the technology used in the KS series is differentiated from the competition and that it will compete effectively in this market based on measurement accuracy, ease of use and the low rate of false calls.

Although the Company believes its current products offer several advantages in terms of price and suitability for specific applications and although the Company has attempted to protect the proprietary nature of such products, it is possible that any of the Company's products could be duplicated by other companies in the same general market.

EMPLOYEES

As of December 31, 2001, the Company had 244 full-time and 5 part-time worldwide employees, including 57 in sales and marketing and customer support, 70 in manufacturing, purchasing and production engineering, 79 in research and development and 43 in finance, administration and information services. Of these employees, 179 are located at the corporate headquarters in Minneapolis and 70 are located at subsidiary locations (22 in the UK and 10 in California, 32 in Oregon, 3 in Boston, and 3 in Singapore). To date, the Company has been successful in attracting and retaining qualified technical personnel, although there can be no assurance that this success will continue. None of the Company's employees are covered by collective bargaining agreements or are members of a union.

As a cost saving measure, the Company reduced the number of its worldwide employees in January 2002 to 225 full-time and 4 part-time employees, including 49 in sales and marketing and customer support, 66 in manufacturing, purchasing and production engineering, 77 in research and development and 38 in finance, administration and information services. The Company does not anticipate additional workforce reductions during 2002, but future reductions could be required if market conditions do not improve.

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

The Company and its subsidiaries hold 60 patents (27 US and 33 foreign) on a number of its technologies, including those used in its Laser Lead Locator, LaserAlign systems and other products. Some of the patents relate to equipment such as pick and place machines, into which the Company's EAS products are integrated. In addition, the Company has 127 pending patents, 35 US and 92 foreign. The Company also has 8 patent applications in the process of being prepared. The Company protects the proprietary nature of its software primarily through copyright and license agreements, but also through close integration with its hardware offerings. The Company utilizes 15 registered trademarks, 5 of which are foreign. An additional 8 trademarks are pending. The Company also has 39 domain names and several common law trademarks. It is the Company's policy to protect the proprietary nature of its new product developments whenever they are likely to become significant sources of revenue. No guarantee can be given that the Company will be able to obtain patent or other protection for other products.

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

GOVERNMENT REGULATION

All of the Company's products that contain lasers are classified as either Class I, Class II or Class IIIb Laser Products under applicable rules and regulations of the Center for Devices and Radiological Health (CDRH) of the Food and Drug Administration. Such regulations generally require a self-certification procedure pursuant to which a manufacturer must file with the CDRH with respect to each product incorporating a laser device, periodic reporting of sales and purchases and compliance with product labeling standards. The Company's lasers are generally not harmful to human tissue, but could result in injury if directed into the eyes of an individual or otherwise misused. The Company is not aware of any incident involving injury or a claim of injury from its laser devices and believes that its sensors and sensor systems comply with all applicable laws for the manufacture of laser devices.

ITEM 2. PROPERTIES

The Company leases a 70,000 square foot mixed office and warehouse facility built to its specifications in Golden Valley, Minnesota, which functions as its corporate headquarters and primary manufacturing facility. The lease, which is on a triple net basis for a ten year term (from May 1996) with two three year renewal options, provides for rental payments at approximately $7.50 per square foot initially, increasing to $8.50 per square foot. The Company, which holds an option to lease adjoining space, anticipates that the property will be adequate for its needs for the immediate future. HAMA, Imagenation, CyberOptics Ltd. (formerly Kestra Ltd.), and CyberOptics (Singapore) Pte. Ltd. lease office and warehouse facilities in California, Oregon, the UK, and Singapore respectively. The HAMA lease expires in September 2004, the Imagenation lease expires in 2002, the Cyber Limited lease expires in June 2013, and the CyberOptics (Singapore) Pte Ltd. lease expires in May 2004. The Company is currently negotiating the renewal of the Imagination lease. In August 2001, the Company entered a new operating lease for an R&D facility in Boston, Ma. The Boston lease expires August 2004, with an option to extend for two additional years.


ITEM 3. LEGAL PROCEEDINGS

The Company is not currently subject to any material pending or threatened legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2001.


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


                                  2001                       2000
                         ----------------------     ----------------------
         Quarter            High         Low           High         Low
      ---------------    ---------    ---------     ---------    ---------
      First                $28.25       $10.50        $29.96       $18.29
      Second                14.36         9.50         47.00        22.25
      Third                 12.10         8.80         49.19        17.50
      Fourth                13.40         8.97         25.36        13.63


As of March 27, 2002, there were approximately 230 holders of record of the Company's common stock and approximately 5,000 beneficial holders. The Company has never paid a dividend on its common stock. Dividends are payable at the discretion of the Board of Directors out of funds legally available therefor. The board has no current intention of paying dividends.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY
CYBEROPTICS CORPORATION
(In thousands, except per share information)

Year Ended December 31              2001(1)      2000(2)      1999(3)       1998        1997
Revenues                          $ 38,446     $ 64,036     $ 39,627    $ 36,636    $ 35,120
Income (loss) from Operations       (8,594)      11,369       (5,932)      3,184       4,588
Cumulative Effect of Change
    In Accounting Principle             --         (135)          --          --          --
Net Income (loss)                   (4,164)       7,089       (5,496)      3,669       4,597
Net Income (loss) per Share:
    Basic                            (0.52)        0.91        (0.74)       0.47        0.58
    Diluted                          (0.52)        0.84        (0.74)       0.46        0.55

Cash and Marketable Securities    $ 28,560     $ 28,285     $ 23,101    $ 38,502    $ 41,027
Working Capital                     33,492       34,535       27,900      32,308      36,236
Total Assets                        61,181       68,817       51,464      55,177      57,445
Stockholders' Equity                57,038       59,783       46,504      51,433      53,293

(1) 2001 results include a $0.03 per diluted share charge for work force reduction costs.
(2) 2000 results include a $0.25 per diluted share charge for acquired in-process research and development and a $0.03 per diluted share charge, net of tax, for the write-off of impaired technology.
(3) 1999 results include a $0.95 per share, net of tax charge for acquired in-process research and development.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW:

The Company's operations during the past three years have been most significantly influenced by fluctuations in the markets for surface mount technology and semiconductor fabrication capital equipment and by acquisitions it has completed. Since January 1, 1999, the Company has completed three significant acquisitions, all of which were recorded using purchase accounting and therefore include the acquired results of operations only from the date of acquisition. In addition, the Company has made two technology acquisitions, which were recorded at cost.

In April 1999, the Company acquired Kestra, Ltd. for approximately $12.2 million. Kestra was a UK research company that was developing automated inspection equipment. Following significant additional development, the Company sold its first inspection system based on the Kestra technology (KS series of products) in the fourth quarter of 2000.

In May 1999, the Company acquired certain assets of Hama Laboratories, Inc. for approximately $7.4 million. Hama had commercially introduced and was selling several products that used technology similar to the technology used in the Company's sensors, but for application in the semiconductor wafer-mapping industry. Hama formed the basis for the Company's semiconductor product line, which had previously consisted of industrial measurement devices. In October 2000, the Company added to the newly formed semiconductor product line with the acquisition of Imagenation Corporation for approximately $7.2 million. Imagenation was an established company headquartered in Oregon that produced and sold frame grabbers and related equipment. At the time of acquisition, however, Imagenation also had under development a machine vision product concept that, if successfully developed, would integrate all vision components on a single circuit board (VisionCell(TM)) to be used as a 'wafer mapper' primarily in a semiconductor manufacturing environment and other potential applications--a product that was complementary to and potentially competitive with the products sold by Hama.

As a result of these acquisitions, the Company expensed the fair value of in-process research and development associated with these acquisitions of $7.3 million in 1999 and $2.1 million in 2000.

The Company generates approximately 82% of its revenues from the sales and service of sensors and system products used primarily in Surface Mount Technology (SMT) circuit board production. Consequently, the Company's revenues are most highly dependent on the level of capital spending in the global SMT assembly market. These markets have been very volatile, with periods of rapid growth followed by periods of significant contraction. Although the SMT markets experienced rapid growth from the second half of 1999 through 2000, during the first half of 2001 the worldwide markets for SMT equipment declined significantly and have remained at depressed levels. The affect of this dramatic fall-off in market activity caused a dramatic decline in portions of the Company's business and a net loss in the 2001 fiscal year. CyberOptics expects that the electronics market will experience only moderate recovery during the balance of 2002 and that this growth is unlikely to generate sales in its EAS products that match even 2001 levels.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, warranty obligations, inventory valuation, intangible assets, income taxes, and restructuring costs. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from management's estimates, revisions to the estimated warranty liability would be required.

The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

The Company assesses the impairment of identifiable intangibles, long lived assets and related goodwill whenever events or changes in circumstances indicate the carrying value may not be recoverable.

Factors management considers important which could trigger an impairment review include the following:

* significant under-performance relative to expected historical or projected future operating results;
* significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
*  significant negative industry or economic trends;
* significant decline in the Company's stock price for a sustained period; and the Company's market capitalization relative to net book value.

When management determines that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model.

The Company records a valuation allowance to reduce its deferred tax assets to an estimated amount based on historical and forecasted results as well as risk factors associated with new product introductions and other market factors. While management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event management were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should management determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.


RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 2001

REVENUES

Revenues decreased 40% to $38.4 million in 2001 from $64.0 million in 2000, and increased 62% in 2000 from $39.6 million in 1999. The following table sets forth, for the years indicated, revenues by product line (in thousands):


                                            2001       2000       1999
                                            ----       ----       ----

      OEM Solutions:
           Electronic Assembly Sensors    $20,245    $43,415    $26,268
           Semiconductor Products           6,719      9,213      4,037
      SMT Systems                          11,482     11,408      9,322
                                          -------    -------    -------
           Total                          $38,446    $64,036    $39,627


Revenues from Electronic Assembly Sensors products decreased $23.2 Million or 53% during 2001 compared to 2000, and increased $17.1 million or 65% during 2000 compared to 1999. During 2001, revenues from Electronic Assembly Sensors, primarily the Company's LaserAlign and Laser Lead Locator sensors, were negatively impacted beginning in the second quarter of the year by slow demand worldwide for SMT capital equipment. The market impact was compounded by the relatively large inventory of LaserAlign sensors that had been accumulated by the Company's two principal customers, resulting in virtually no new orders from those customers during the remainder of the year. In contrast, during 2000, revenues for Electronic Assembly Sensors grew dramatically as the markets for electronic circuit boards with surface mount components throughout the world experienced high levels of growth.

Revenues from the Semiconductor Products (including revenues from Imagenation for semiconductor and other applications and revenues from several divested product lines used in other industrial measurement applications) decreased 27% or $2.5 million in 2001 compared to 2000, following an increase of $5.2 million or 128% in 2000 compared to 1999. The 2001 semiconductor product revenue decrease is attributed to a sharp decline in demand for semiconductor equipment beginning early in the year and is consistent with the decline in the overall electronics market. The 2001 revenue decrease was comprised of a $4.5 million or 60% decrease in revenue from sale of products developed by HAMA (acquired in May
1999), partially offset by a $2.5 million or 215% increase in revenues from products developed by Imagenation (acquired in October 2001). The increase in revenues from Imagenation resulted from the periods during which revenues were included in the Company's consolidated results (twelve months operations in 2001 versus two months operations in 2000). The decrease in 2001 semiconductor product revenue was exacerbated by the loss of revenue from industrial measurement product lines that were divested in 2000, which accounted for $0.6 million of revenue in 2000. The128% increase in revenue from semiconductor products during 2000 over 1999 was due to robust markets for semiconductor fabrication capital equipment, a full year's, rather than seven months, sales of HAMA products, and several months of revenue from Imagenation products (which contributed $1.2 million of revenue in 2000 but no revenue in 1999).

Despite the severe downturn in the electronics markets in 2001, SMT systems revenues increased $0.1 million or 1% during 2001 compared to 2000, following an increase of $2.1 million or 22% during 2000 compared to 1999. SMT systems revenues are generated from sales of the Company's solder paste inspection systems: the SE300 which was introduced during 2000, the SE 200 (formerly the CyberSentry 2000), the LSM 300 (formerly AUTOLSM), and the KS Series (including KS 100 and KS 50) introduced in 2000. The SE 300 and KS Series generated initial revenues in the fourth quarter of 2000. Revenue from the SE 300 and KS Series products grew 482% and 902% in 2001 compared to 2000, respectively. This increase was offset by 40% and 66% decrease in the revenues from the older LSM 300 and SE200 product lines, respectively, in 2001 compared to 2000. Although most of the increase in revenues from the SMT systems products were derived from newly introduced products, the Company believes that increasing use of electronic manufacturing services (EMS) companies for circuit board assembly and production difficulties associated with smaller component sizes and increased production speeds has caused demand for its inspection equipment in this product line to remain relatively stable.

International revenue totaled $25.7 million in 2001, $46.9 million in 2000 and $30.6 million in 1999, comprising 67%, 73% and 77% of total revenue, respectively. The international markets of Europe, Japan and the rest of Asia account for a significant portion of the production capability of capital equipment for the manufacture of electronics, the primary market for the Company's OEM sensor and SMT system product lines.

GROSS MARGIN

Gross margin decreased to 51% of sales in 2001 from 63% in 2000 and 57% in 1999. Gross margin is highly dependent on the volume of revenues over which to spread the fixed component of cost of sales and the related realization of manufacturing efficiencies. During 2001, gross margin was negatively impacted by significantly lower revenue levels and the resulting excess capacity in manufacturing and increased inventory obsolesence. In addition, gross margin in 2001 was negatively impacted by the increased percentage of new generation SMT Systems revenue to total revenue, which carry a lower average margins during their introductory period. During 2000, gross margin was positively impacted by higher revenue levels, lower warranty costs and by increased revenue from semiconductor products, which have revenues that carry higher gross margins than the majority of the Company's other products. These improvements in 2000 gross margin were offset somewhat by costs associated with rapidly increasing production rates, such as additional overtime and increased scrap and inventory disposals.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased 4% to $8.6 million in 2001 compared to $9.0 million in 2000 and $9.2 million in 1999. As a percentage of revenues, research and development expenses were 22% in 2001, compared to 14% and 23% in 2000 and 1999, respectively. The decrease in research and development expense in 2001 compared to 2000 was primarily the result of cost reduction measures implemented during 2001and approximately $1,105,000 of customer funded research and development recognized as a reduction in research and development expenses. These reductions were partially offset by the full year impact of the acquisition of Imagenation. The decrease in research and development expenses in 2000 compared to 1999 was primarily the result of approximately $875,000 of funded development. This 2000 decrease was partially offset by the full year impact of the acquisition of Kestra and HAMA in the second quarter of 1999 and by other development initiatives in the EAS sensor and Semiconductor product lines.

During 2001 and 2000, research and development efforts were primarily focused on completion of the new high speed solder paste inspection system, the SE 300, completion of the in-process technologies acquired from Kestra(R) (KS series of products), enhancements to the semiconductor wafer mapping sensor product family, completion of the next generation of the LaserAlign products, development of board alignment and on-head linescan cameras and the continued development of the in-process technologies acquired from Imagenation. During 2001, research and development expenses also included initial development activities for several new market based products for Electronic Assembly Sensors. During 1999, research and development efforts were primarily focused on continuing development work on the LaserAlign technology, including the next generation of LaserAlign products, and sensors and development of additional future product offerings for solder paste inspection. The Company expects that the dollar level of research and development expenses during 2002 will continue at levels approximately consistent with 2001 and early 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased 9% to $16.9 million in 2001 compared to $15.5 million in 2000 and $10.7 million in 1999. As a percentage of revenue, selling, general and administrative expenses were 44% in 2001, 24% in 2000 and 27% in 1999. The dollar increase in selling general and administrative expenses in 2001 was primarily due to personnel and marketing investments made to develop the end-user sales and service channel (including the costs of opening and operating a Singapore sales office in May 2001 to better serve Asian markets), and the full-year impact of the Imagenation acquisitions, partially offset by cost reduction measures taken in the second half of the year and reduced selling commissions and performance bonuses. The dollar increase in selling general and administrative expenses during 2000 was primarily due to personnel and marketing investments made to develop the end-user sales and service channel, the full-year impact of the Kestra and HAMA acquisitions and increased selling commissions and performance bonuses. The Company expects to see a reduction in selling, general and administrative expenses in 2002 compared to 2001 as the result of cost reduction measures implemented in 2001.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT AND OTHER

In April 2001, the Company incurred approximately $250,000 of severance related costs associated with cost reduction measures. In September 2001, the Company incurred approximately $169,000 of additional severance related costs associated with a second round of cost reduction measures. A total of 23 and 22 employees were terminated in April and September 2001, respectively. Substantially all of these costs were paid as of December 31,2001.

On October 24, 2000, the Company acquired Imagenation(R) Corporation (Imagenation). At the time of acquisition, Imagenation had two products under development. The first was a new generation of frame grabber that contains features that greatly exceed the performance of prior frame grabber products sold by the company . The second is a machine vision product concept that, if successfully developed, will integrate all vision components on a single circuit board (VisionCell(TM)), to be used as a 'wafer mapper' primarily in a semiconductor manufacturing environment and other potential applications. At the time of acquisition the Company was uncertain whether the technology being developed for either Bluebird or VisionCell would ultimately meet the technical specifications required for semiconductor wafer handling, or other applications, or be commercially acceptable. The company recorded a $2.1 million charge to operations for the estimated fair value of the acquired in-process research and development. This charge was not deductible, for income tax reporting purposes. The Company introduced the Bluebird frame grabber late in the second quarter of 2001, and development of the VisionCell technology continued during 2001.

During the fourth quarter of 2000, the Company made a decision to abandon the development of the FirstCheck(TM) product line, acquired from Electronic Packaging Co. (EPC), using technology originally acquired in 1999. Accordingly, intangible assets with a net book value of $308,000 were deemed to be permanently impaired and were written off.

On April 6, 1999, the Company completed the acquisition of Kestra(R) Ltd. At the time of the acquisition, Kestra had 2 products under development using a statistical technique, Principal Component Analysis (PCA), for the application of Automated Optical Inspection (AOI) in the pre-oven and post-oven reflow stages of SMT production. At the time of acquisition the Company was uncertain whether the technology being developed for either application would ultimately meet the technical specifications required for circuit board production or be commercially acceptable. The Company recorded a $6.5 million charge to operations for the estimated fair value of the acquired in-process research and development. This charge is not deductible for tax purposes under UK law. The Company released the pre-oven system to the market in the fourth quarter of 1999, following extended technical evaluations by customers, and continued to enhance the product to attempt to meet customer specifications through the first half of 2000. The Company recognized the first revenues from this acquired in-process technology in the fourth quarter of 2000. The Company is continuing development of the in-process post reflow technology and has introduced a related product, the KS 50. The Company also began development of additional product offerings (KS 75 and KS 200) for both pre-oven and post-oven applications, including solder joint inspection capability, in 2001. The new KS Series products were introduced in early 2002.

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

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded $2.4 in amortization of acquired intangible assets, including $1.2 million of goodwill amortization, during 2001, compared to $1.8 million in 2000. The amortization is attributable to identifiable intangible assets and goodwill resulting from the Company's acquisition of certain technology and other assets of Electronic Packaging Company (EPC) during the first quarter of 1999, the Company's acquisition of Kestra and HAMA during the second quarter of 1999, and the Company's acquisition of Imagenation in the fourth quarter of 2000. The Company will adopt the provisions of FASB Statements No. 141 and 142 effective January 1, 2002, which will eliminate the systematic amortization of the roughly $9 million balance of goodwill and other intangible assets with indeterminable lives. In lieu of amortization, the Company is required to perform an initial impairment review of it's goodwill in 2002 and an annual impairment review thereafter. While the Company does not currently anticipate an impairment charge will be required upon adoption of the Statements based upon preliminary evaluations, a final evaluation has not yet been completed and an impairment charge may be required upon adoption. The Company estimates that adoption of the Statements will reduce fiscal 2002 amortization expense, on a pretax basis, by approximately $1.3.

EFFECTIVE TAX RATE

The Company recorded a tax benefit of $3.0 million in 2001 resulting in an effective rate of 43%. The effective tax rate was higher than the U.S. statutory tax rate of 35% primarily as a result of foreign sales corporation benefits and research and development tax credits. These benefits were partially offset by non-deductible goodwill amortization, and valuation allowances established to eliminate the future tax benefit of net operating loss carry forwards generated by CyberOptics UK, Ltd. (formerly Kestra) following the acquisition due to uncertainty about realization. Based upon tax strategies implemented in the current year, the Company expects to continue to benefit any future losses in excess of the statutory rates , and recognize tax expense at an effective rate below statutory rates in profitable years.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and marketable securities increased $0.3 million to $28.6 million as of December 31, 2001 from $28.3 million as of December 31, 2000, primarily due to $1.3 million of cash generated by operations and $1.3 of cash provided by other common stock related financing activities. These sources of cash were partially offset by $1.4 million of cash used to acquire technology and $1.1 million used to purchase fixed assets.

The Company generated $1.3 million of cash from operations during 2001, due primarily to the reduction of accounts receivable by $9.7 million partially off set by $4.4 million decrease in accounts payable and accrued expenses, a $1.1 million increase in inventories, and a $4.1 million increase in taxes receivable and deferred tax assets. The reduction of accounts receivable, accounts payable, and accrued expenses are attributed to the lower operating levels experienced in 2001. The increase in inventory also resulted from lower operating levels as the Company was required to take delivery of longer lead-time materials ordered prior to the erosion of sales. The net loss for the year of $4.2 million was more than offset by $5.2 million of non-cash charges for depreciation and amortization, the provision for inventory obsolescence and the provision for doubtful accounts. The Company generated $9.6 million of cash from operations during 2000, primarily due to net income of $7.1 million plus $5.9 million of non-cash charges for IPR&D, depreciation and amortization and the provision for inventory obsolescence, and a $2.2 million tax benefit from exercise of stock options. The cash generated from operations also included an increase of $1.2 million in accounts payable and an increase of $2.3 million of accrued expenses partially offset by an increase of $4.4 million in accounts receivables, and a $4.2 million increase in inventories. The changes in accounts payable, accrued liabilities, inventories, and accounts receivable are primarily due to increased activity levels during 2000 related to revenue growth.

The Company used $3.4 million of cash for investing activities in 2001 compared to using $10.7 million in 2000. Cash used in investing activities in 2001 includes $1.4 million for acquired technology (including $1.1 million paid for certain intellectual property and a software license), and $1.1 million for acquired fixed assets, and the net purchase of an additional $0.9 million of marketable securities. Cash used in investing activities in 2000 includes $6.0 million for acquired businesses and $2.5 million for acquired fixed assets, and the net purchase of an additional $2.1 million of marketable securities.

The Company generated $1.3 million of cash from financing activities in 2001, and generated $4.0 million in 2000. During 2001 and 2000, all of the cash was generated by stock related transactions, primarily stock option exercises and Employee Stock Purchase Plan share purchases.

The Company has no material capital commitments. Through cost reduction measures implemented during 2001 and early 2002, management believes it has reduced the Company's cash requirements to appropriate levels given the severity of the downturn being experienced by the electronics capital equipment industries it serves. With cash equivalents and investments of $28.6 million at December 31, 2001, the Company believes current working capital and anticipated funds from operations will be adequate for anticipated operating needs.

In May 2001, the Company's Board of Directors authorized the repurchase of up to an additional 500,000 shares of common stock. The shares will be repurchased from time to time on the open market through negotiated transactions. Repurchased shares will be utilized for employee compensation plans and other corporate purposes. As of December 31, 2001, the Company has not repurchased any shares under this authorization.

At December 31, 2001 and 2000, the Company did not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if Company had engaged in such relationships.

The following summarizes the Company's contractual obligations at December 31, 2001, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

                                                          LESS THAN                   AFTER
December 31 (In thousands)                     TOTAL        1 YEAR    1 - 3 YEARS    3 YEARS
-------------------------                    ----------   ----------  -----------   ----------
CONTRACTUAL OBLIGATIONS:
Borrowings                                   $       --   $       --   $       --   $       --
Non-cancelable operating lease obligations        5,487        1,249        3,237        1,001
                                             ----------   ----------   ----------   ----------
Total contractual cash obligations           $    5,487   $    1,249   $    3,237   $    1,001
                                             ==========   ==========   ==========   ==========

RELATED PARTY TRANSACTIONS

During 2000, the Company invested $193,000 in cash and other intangible assets for a 19% equity interest in Avanti Optics Corporation, a development stage company formed to develop products for the fiber optic component assembly market. Dr. Steven K. Case is both the CEO of Avanti Optics Corporation and chairman of the board of CyberOptics Corporation. Accordingly, the Company accounts for this investment using the equity method. The Company's equity in the loss of Avanti during 2000 was $83,000. The carrying value of the Company's investment was $110,000 as of December 31, 2000, and was included in other assets. In March 2001, the Company reduced its investment in Avanti to zero. Since the Company had no intention or commitment to continue to fund the operations of Avanti at that time, the Company did not recognize any additional equity in the losses of Avanti in excess of the Company's cost.

In March 2001, Avanti raised second round of equity capital in which the Company had participation rights under anti-dilution provisions of its initial investment in Avanti. The Company declined to participate and accordingly its ownership interest in Avanti was diluted to 14%. In December 2001, the Company declined a proposal from Avanti whereby the Company would provide a loan to Avanti with repayment terms and/or conversion rights based on certain future events. In February 2002, Avanti raised a third round of equity capital in which CyberOptics again declined to participate and accordingly its ownership interest in Avanti was further diluted to 13%. Avanti continues to provide the Company with funding proposals, and while there is no commitment to provide funding, the Company considers each proposal based upon its merits.

INFLATION AND FOREIGN CURRENCY TRANSLATION

Changes in revenues have resulted primarily from changes in the level of unit shipments resulting from a down turn in the worldwide electronics market . The Company believes that inflation has not had any significant effect on operations. All of the Company's international export sales are negotiated, invoiced and paid in U.S. dollars. Accordingly, although currency fluctuations do not significantly effect the Company's revenue and income per unit, they can influence the price competitiveness of the Company's products and the willingness of existing and potential customers to purchase units.

As a result of the Kestra acquisition the Company has an operating unit located in the UK. The Company also opened a sales office in Singapore during the year. The Company does not believe that currency fluctuations will have a material impact on its consolidated financial statements.

RECENT ACCOUNTING DEVELOPMENTS

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (the "Statement"). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement also eliminates the exception to the consolidation of a subsidiary for which control is likely to be temporary. The Company adopted the statement on January 1, 2002. The adoption of this statement did not have a material impact on either the financial position or operating results of the Company.

In July of 2001, The FASB issued Statement of Financial Reporting Standards No. 141, "Business Combinations", and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", (collectively, the "Standards"). The Statements eliminate the pooling-of-interest method of accounting for business combinations and the systematic amortization of goodwill and other intangible assets with indeterminate lives. The Company will adopt the provisions of FASB Statements No. 141 and 142 effective January 1, 2002. Under these Statements, the Company will cease to amortize approximately $9.0 million of goodwill and other indefinite lived intangibles (with a net carrying value of $6.0 million at December 31, 2001). The Company had recorded approximately $1.2 million of amortization on these amounts during 2001 and would have recorded approximately $1.3 million of amortization during 2002. In lieu of amortization, the company is required to perform an initial impairment review of it's goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the first half of 2002. Management currently does not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests excess funds not required for current operations in marketable securities. The investment policy for these marketable securities is approved annually by the Board of Directors and administered by management. A third party, approved by the Company's Board of Directors, manages the portfolio at the direction of management. The investment policy dictates that marketable securities consist of U.S. Government or U.S. Government agency securities or certain approved corporate instruments with maturities of three years or less and an average portfolio maturity of not more that 18 months. As of December 31, 2001 the portfolio of marketable securities had an average term to maturity of approximately one year. All marketable securities are classified as available for sale and carried at fair value. The Company estimates that a hypothetical 1% increase in market interest rates would result in a decrease in the market value of the portfolio of marketable securities of approximately $174,000. If such a rate increase occurred, the Company's net income would only be impacted if securities were sold prior to maturity.

The Company enters into foreign currency swap agreements to hedge short term inter-company financing transactions with its subsidiary in the United Kingdom. These currency swap agreements are structured to mature on the last day of each quarter and are designated as cash flow hedges. At December 31, 2001, the Company had one open swap agreement that was purchased on that date. As a result, there were no unrealized gains or losses as of December 31, 2001. During year ended December 31, 2001, the Company recognized a gain of approximately $58,000 from settlement of foreign currency swap agreements which offset the $60,000 translation loss on the underlying inter-company balance.

The Company's foreign currency swap agreements contain credit risk to the extent that its bank counter-parties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counter-parties to major financial institutions. Management does not expect material losses as a result of defaults by other parties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION

(In thousands)
December 31,                                                                            2001             2000
--------------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                                           $ 12,323         $ 13,097
Marketable securities                                                                  8,407            6,650
Accounts receivable, less allowance for
    doubtful accounts of $192 and
    $135 in 2001 and 2000, respectively                                                2,740           12,470
Inventories                                                                            9,667            9,497
Income Taxes Receivable                                                                2,076               --
Other current assets                                                                     738              877
Deferred Tax Assets                                                                    1,684              833
--------------------------------------------------------------------------------------------------------------
      Total current assets                                                            37,635           43,424

Marketable securities                                                                  7,830            8,538
Equipment and leasehold improvements, net                                              3,375            3,944
Intangible and other assets, net                                                      11,512           12,911
Deferred Tax Assets                                                                      829               --
--------------------------------------------------------------------------------------------------------------

      Total assets                                                                  $ 61,181         $ 68,817
==============================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                    $  1,787         $  3,433
Income taxes payable                                                                      --              345
Accrued expenses                                                                       2,356            5,111
--------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                        4,143            8,889

Deferred Tax Liabilities                                                                  --              145

Commitments

Stockholders' equity:
    Preferred stock, no par value, 5,000 shares authorized, none outstanding
    Common stock, no par value, 37,500 authorized,
      8,124 and 7,952 shares issued and outstanding, respectively                     41,176           39,714
    Accumulated other comprehensive loss                                                 (92)             (49)
    Retained earnings                                                                 15,954           20,118
--------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                      57,038           59,783
--------------------------------------------------------------------------------------------------------------

      Total liabilities and stockholders' equity                                    $ 61,181         $ 68,817
==============================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION

(In thousands, except per share amounts)
Year ended December 31,                                 2001           2000          1999
------------------------------------------------------------------------------------------
Revenues                                            $ 38,446       $ 64,036      $ 39,627
Cost of revenues                                      18,722         23,935        17,143
------------------------------------------------------------------------------------------

Gross margin                                          19,724         40,101        22,484

Research and development expenses                      8,564          8,945         9,168
Selling, general and administrative expenses          16,927         15,521        10,737
Acquired in-process research and development
  and other                                              419          2,438         7,301
Amortization of goodwill and other intangibles         2,408          1,828         1,210
------------------------------------------------------------------------------------------
          Income (loss) from operations               (8,594)        11,369        (5,932)

Interest income and other                              1,355          1,305         1,499
------------------------------------------------------------------------------------------
          Income (loss) before income taxes and
            cumulative effect of change in
            accounting principle                      (7,239)        12,674        (4,433)

Provision for income taxes                            (3,075)         5,450         1,063
------------------------------------------------------------------------------------------
          Income (loss) before cumulative effect
            of change in accounting principle         (4,164)         7,224        (5,496)
Cumulative effect of change in accounting
  Principle, net of tax                                   --           (135)           --
------------------------------------------------------------------------------------------
          Net income (loss)                         $ (4,164)      $  7,089      $ (5,496)
==========================================================================================

Net income (loss) per share - Basic                 $  (0.52)      $   0.91      $  (0.74)
Net income (loss) per share - Diluted               $  (0.52)      $   0.81      $  (0.74)
==========================================================================================

Weighted average shares outstanding - Basic            8,026          7,777         7,478

Weighted average shares outstanding - Diluted          8,026          8,424         7,478
==========================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION

(In thousands)
Year ended December 31,                                                           2001        2000         1999
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                   $ (4,164)    $  7,089     $ (5,496)
         Adjustments to reconcile net income to net cash
            provided by operating activities:
           Acquired in-process research and development,
             net of tax benefit in 1999                                            --        2,130        7,041
           Other non-recurring charge                                              --          308           --
           Cumulative effect of change in accounting principle                     --          135           --
           Depreciation and amortization                                        4,212        3,335        2,468
           Provision for doubtful accounts                                         34           11           10
           Provision for inventory obsolescence                                   934           15          361
           Deferred income taxes                                               (1,686)         116         (145)
           Amortization of restricted stock                                        39           79           39
           Tax benefit from exercise of stock options                             119        2,165           57
           Changes in operating assets and liabilities:
                Accounts receivable                                             9,696       (4,363)      (1,067)
                Inventories                                                    (1,104)      (4,155)         780
                Other current assets                                               49         (179)         (43)
                Accounts payable                                               (1,646)       1,270          469
                Income taxes payable                                           (2,421)        (673)         290
                Accrued expenses                                               (2,755)       2,305          170
----------------------------------------------------------------------------------------------------------------
                Net cash provided by operating activities                       1,307        9,588        4,934

CASH FLOWS FROM INVESTING ACTIVITIES:

         Proceeds from sales of available for sale
            marketable securities                                              49,782       10,762       25,608
         Purchases of available for sale marketable securities                (50,640)     (12,647)      (5,214)
         Purchases of businesses and technology,
            net of cash acquired                                               (1,264)      (6,009)     (17,159)
         Additions to equipment and leasehold improvements                     (1,065)      (2,535)      (1,166)
         Additions to patents                                                    (198)        (249)         (87)
----------------------------------------------------------------------------------------------------------------
                Net cash provided (used) by investing activities               (3,385)     (10,678)       1,982

CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of long-term debt                                               --           --       (2,364)
         Proceeds from exercise of stock options                                  933        3,527          303
         Proceeds from issuance of common stock
            under Employee Stock Purchase Plan                                    371          464          345
----------------------------------------------------------------------------------------------------------------
                Net cash provided (used) by financing activities                1,304        3,991       (1,716)

Net increase (decrease) in cash and cash equivalents                             (744)       2,901        5,200

Cash and cash equivalents - beginning of year                                  13,097       10,196        4,963
----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents - end of year                                      $ 12,323     $ 13,097     $ 10,196
================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
CYBEROPTICS CORPORATION

                                                                      Accumulated
                                              Common Stock               Other                         Total
                                        ------------------------     Comprehensive      Retained   Stockholders'
(In thousands)                           Shares          Amount      Income (Loss)      Earnings       Equity
----------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                7,425        $  32,735        $    173        $ 18,525       $ 51,433
Tax benefit from exercise
     of stock options                                         57                                             57
Exercise of stock options
     net of shares exchanged as payment
     and subsequently retired                57              303                                            303
Issuance of common stock under
     Employee Stock Purchase Plan            45              345                                            345
Amortization of restricted stock                              39                                             39
Market value adjustments of
     marketable securities                                              $   (240)                          (240)
Cumulative translation adjustment                                             63                             63
Net loss                                                                                  (5,496)        (5,496)
                                                                                                       ---------
Comprehensive loss                                                                                       (5,673)
----------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                7,527        $  33,479        $     (4)       $ 13,029       $ 46,504

Tax benefit from exercise
     of stock options                                      2,165                                          2,165
Exercise of stock options
     net of shares exchanged as payment
     and subsequently retired               375            3,527                                          3,527
Issuance of common stock under
     Employee Stock Purchase Plan            50              464                                            464
Amortization of restricted stock                              79                                             79

Market value adjustments of
     marketable securities                                              $    263                            263
Cumulative translation adjustment                                           (308)                          (308)
Net income                                                                                 7,089          7,089
                                                                                                      ---------
Comprehensive income                                                                                      7,044
----------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                7,952        $  39,714        $    (49)       $ 20,118       $ 59,783

Tax benefit from exercise
     of stock options                                        119                                            119
Exercise of stock options
     net of shares exchanged as payment
     and subsequently retired               131              933                                            933
Issuance of common stock under
     Employee Stock Purchase Plan            41              371                                            371
Amortization of restricted stock                              39                                             39

Market value adjustments of
     marketable securities                                              $    191                            191
Cumulative translation adjustment,
     net of tax                                             (234)                           (234)
Net loss                                                                                  (4,164)        (4,164)
                                                                                                       ---------
Comprehensive loss                                                                                       (4,207)
----------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                8,124        $  41,176        $    (92)       $ 15,954       $ 57,038
================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS CYBEROPTICS CORPORATION (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS DESCRIPTION
CyberOptics(R) Corporation (the Company) designs and manufactures intelligent sensors and systems foR high-precision, non-contact dimensional measurement and process control for the electronic assembly and semiconductor fabrication vertical markets. Utilizing proprietary laser, optics and machine vision technology combined with software and electronics, the Company's products enable manufacturers to increase operating efficiencies, product yields and quality by measuring the characteristics and placement of components both during and after the manufacturing process. The Company sells its products worldwide through a combination of direct sales staff and independent distributors.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

As of December 31, 2001 and 2000, all marketable securities are classified as available for sale, with a carrying amount of $16,237 and $15,188, respectively. Available for sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity until realized. These fair values are determined using quoted market prices. The carrying amounts of securities, for purposes of computing unrealized gains and losses, are determined by specific identification. The cost of securities sold is determined by specific identification. Net unrealized holding gains and losses and realized gains and losses were not significant at December 31, 2001 and 2000 or during the years ended December 31, 2001, 2000 and 1999.

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

INTANGIBLE ASSETS
Intangible assets are being amortized on a straight-line basis over periods ranging from 4 to 10 years, based upon their estimated life. Purchased in process research and development costs (IPR&D) are expensed upon consummation of the purchase.

PATENTS
Patents consist of legal and patent registration costs for protection of the Company's proprietary sensor technology. The Company amortizes such expenditures over a three-year period on a straight-line basis commencing upon issuance of the patent.

VALUATION OF LONG-LIVED ASSETS
The Company periodically assesses the potential impairment of its intangible and other long-lived assets based on anticipated un-discounted cash flows.

REVENUE RECOGNITION
Revenue from all customers, including distributors, is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Generally, revenues are recognized upon shipment under FOB shipping point terms. Estimated returns and warranty costs are recorded at the time of sale. Some SMT products require customer acceptance. For these SMT products, revenue is recognized at the time of customer acceptance.

Effective January 1, 2000, the Company adopted Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. Prior to adoption of SAB 101, revenue was generally recognized upon shipment. Consistent with the guidelines provided in SAB No. 101, the Company changed its revenue recognition policy to defer elements of certain systems sales relating to installation, training, and other contractually obligated post sale product support, until the services are provided. The impact of adopting the provisions of SAB No. 101 was a $135 cumulative effect charge, net of tax, effective January 1, 2000.

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

RESEARCH AND DEVELOPMENT
Research and development (R&D) costs, including software development, are expensed when incurred. Software development costs are required to be expensed until the point that technological feasibility and proven marketability of the product are established; costs otherwise capitalizable after such point also are expensed because they are insignificant. Customer-funded R&D is deferred and recognized as a reduction of R&D expenses as contractual requirements are met in the accompanying statements of income. All other R & D costs are expensed as incurred.

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

NET INCOME PER SHARE
Basic net income (loss) per share is calculated based on the weighted average of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding. The Company's only potentially dilutive securities are those that result from common stock options. The calculation of diluted earnings per common share for 2000 includes 624,571 of such potentially dilutive securities. The calculation of diluted loss per common share for 2001 and 1999 excludes 206,873 and 124,000 potentially dilutive shares, respectively, because their effect would be anti-dilutive.

COMPREHENSIVE INCOME (LOSS)
Components of comprehensive income (loss) include net income, foreign-currency translation adjustments and unrealized gains (losses) on available-for-sale securities, net-of-tax, and is presented on the consolidated statements of shareholders' equity and comprehensive income (loss).

RECLASSIFICATIONS
Certain prior-year amounts have been reclassified to conform to the current-year presentation.

RECENT ACCOUNTING DEVELOPMENTS
In July of 2001, The FASB issued Statement of Financial Reporting Standards No. 141, "Business Combinations", and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", (collectively, the "Standards"). The Statements eliminate the pooling-of-interest method of accounting for business combinations and the systematic amortization of goodwill and other intangible assets with indeterminate lives. The Company will adopt the provisions of FASB Statements No. 141 and 142 effective January 1, 2002. While the Company does not currently anticipate an impairment charge will be required upon adoption of the Statements based upon preliminary evaluations, a final evaluation has not yet been completed and an impairment charge may be required upon adoption. The Company estimates that adoption of the Statements will reduce fiscal 2002 amortization expense, on a pretax basis, by approximately $1.3 million.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (the "Statement"). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement also eliminates the exception to the consolidation of a subsidiary for which control is likely to be temporary. The Company will adopt the statement effective January 1, 2002. The adoption of this statement is not expected not have a material impact on either the financial position or operating results of the Company.

NOTE 2 - OTHER FINANCIAL STATEMENT DATA

INVENTORIES CONSIST OF THE FOLLOWING:


--------------------------------------------------------------------------------
December 31,                                                 2001          2000
--------------------------------------------------------------------------------

Raw materials and
   purchased parts                                        $ 6,410       $ 6,311
Work in process                                               673         1,177
Finished goods                                              4,015         2,479
--------------------------------------------------------------------------------
                                                           11,098         9,967

Allowance for obsolesence                                  (1,431)         (470)
--------------------------------------------------------------------------------
                                                          $ 9,667       $ 9,497


EQUIPMENT AND LEASEHOLD IMPROVEMENTS CONSIST OF THE FOLLOWING:


--------------------------------------------------------------------------------
December 31,                                                 2001          2000
--------------------------------------------------------------------------------

Equipment                                                 $ 8,517       $ 8,135
Leasehold improvements                                      1,169         1,115
--------------------------------------------------------------------------------
                                                            9,686         9,250
Accumulated
   depreciation and amortization                           (6,311)       (5,306)
--------------------------------------------------------------------------------
                                                          $ 3,375       $ 3,944


INTANGIBLE AND OTHER ASSETS CONSIST OF THE FOLLOWING:


--------------------------------------------------------------------------------
December 31,                                                 2001          2000
--------------------------------------------------------------------------------

Goodwill                                                  $ 8,161       $ 8,108
Acquisition-related Intangibles                             8,196         7,096
Capitalized patent costs                                    1,144           946
Other                                                         183           355
--------------------------------------------------------------------------------
                                                           17,648        16,505
Accumulated Amortization                                   (6,172)       (3,594)
--------------------------------------------------------------------------------

Total intangible and other
   assets, net                                            $11,512       $12,911
================================================================================

During 2000, the Company invested $193 in cash and other intangible assets for a 19% equity interest in Avanti Optics Corporation, a development stage company formed to develop products for the fiber optic component assembly market. Dr. Steven K. Case is both the CEO of Avanti Optics Corporation and chairman of the board of CyberOptics Corporation. Accordingly, the Company accounts for this investment using the equity method. The Company's equity in the loss of Avanti during 2000 was $83. The carrying value of the Company's investment was $110 as of December 31, 2000, and was included in other assets. In March 2001, the Company reduced its investment in Avanti to zero. Since the Company had no intention or commitment to continue to fund the operations of Avanti at that time, the Company did not recognize any additional equity in the losses of Avanti in excess of the Company's cost.

In March 2001, Avanti raised second round of equity capital in which the Company had participation rights under anti-dilution provisions of its initial investment in Avanti. The Company declined to participate and accordingly its ownership interest in Avanti was diluted to 14%. In December 2001, the Company declined a proposal from Avanti whereby the Company would provide a loan to Avanti with repayment terms and/or conversion rights based on certain future events. In February 2002, Avanti raised a third round of equity capital in which CyberOptics again declined to participate and accordingly its ownership interest in Avanti was further diluted to 13%. Avanti continues to provide the Company with funding proposals, and while there is no commitment to provide funding, the Company considers each proposal based upon its merits.

ACCRUED EXPENSES CONSIST OF THE FOLLOWING:


--------------------------------------------------------------------------------
December 31,                                                 2001          2000
--------------------------------------------------------------------------------

Wages and benefits                                        $   980       $ 3,304
Deferred Revenue                                              161           506
Warranty costs                                                432           312
Other                                                         783           989
--------------------------------------------------------------------------------

                                                          $ 2,356       $ 5,111
================================================================================


NOTE 3 - ACQUISITIONS OF BUSINESSES AND TECHNOLOGY

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


The purchase price was allocated as follows:

--------------------------------------------------------------------------------
Cash                                                                    $ 7,000
Direct acquisition costs                                                    191
                                                                        -------
Total Purchase Price                                                      7,191

Estimated fair value of tangible
   assets acquired (approximates
   recorded book value)                                                     944

--------------------------------------------------------------------------------
Purchase price in excess of estimated
   fair value of tangible assets acquired                               $ 6,247
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

Valuation of the purchased in-process research and development was conducted by a nationally recognized independent third party appraisal company. The purchased in-process research and development consisted of Imagenation's project Bluebird frame grabber and VisionCell development projects.

Bluebird(TM) frame grabber is a new generation frame grabber technology that was introduced in the second quarter of 2001, and contains high performance features (real time control of trigger and strobe signals, assured transfers of image to memory, and significantly lower video noise and jitters) that greatly exceed the specifications of current products. At the time of acquisition, the complexity of the logic design required to successfully develop Bluebird was high because the design could not be completed utilizing DMA (direct memory access) controllers and video processing chips commercially available at the time. The Bluebird frame grabber was introduced in the second quarter of 2001, however, market acceptance has not yet been proven. The estimated fair value of the project Bluebird acquired in-process research and development technology was $280.

VisionCell(TM) sensor is a machine vision product concept that integrates all vision components (camera, frame grabber, lighting, computer, and vision application software) on a single circuit board. If successfully developed, it will provide very high performance in a small package and at a price much lower than a normal vision system. The first product under development using the VisionCell technology is a wafer mapper device that sits on a robot arm in a semiconductor manufacturing environment to automatically see whether the silicon wafers are loaded properly into wafer cassettes. The estimated fair value of the VisionCell acquired in-process research and development technology was $1,850.

These in-process research and development amounts were expensed as a charge upon consummation of the acquisition. At the time of acquisition management was uncertain whether the technology being developed for either Bluebird or VisionCell would ultimately meet the technical specifications required for semiconductor wafer handling, or other applications, or be commercially acceptable. Failure to achieve these specifications would have cause Bluebird frame grabber and the VisionCell projects to fail. At the time of the acquisition, the Company expected that all the purchased in-process research and development would reach technological feasibility. The Company introduced the Bluebird frame grabber late in the second quarter of 2001, and development of the VisionCell technology continued during 2001. There can be no assurance that the VisionCell technology will reach technological feasibility or the Bluebird frame grabber will achieve market acceptance.

The following table presents unaudited pro forma condensed consolidated results of operations as if the acquisition of Imagenation had occurred as of the beginning of fiscal 1999. The unaudited pro forma consolidated results of operations have been adjusted to eliminate the effect of the charges to operations of $2,130 for the estimated fair value allocated to the acquired in-process research and development technology. The pro forma information also includes adjustments for additional amortization of identifiable intangibles and goodwill, the reduction of interest income due to the cash used for the acquisitions and the related tax impacts of these adjustments. The unaudited pro forma consolidated results of operations are presented for illustrative purposes only and are not necessarily indicative of the combined financial results that actually would have resulted had the acquistion, in fact, occurred on that date:


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
--------------------------------------------------------------------------------

In April 1999, the Company acquired all of the outstanding shares of Kestra(R) Limited (Kestra), a British limited liability company organized under the Companies Act of 1985. Total consideration paid of $9,040 included $7,943 of cash paid to shareholders of Kestra at closing, $408 paid into escrow to cover various warranties and $689 of guaranteed notes. The Company also repaid certain indebtedness of Kestra to one of its shareholders and certain other obligations related to the shares acquired totaling $2,364 and paid direct acquisition costs of approximately $536. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed, and the results of operations of Kestra are included in the consolidated financial statements of the Company since the acquisition date. The purchase price was allocated as follows:

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

On May 5, 1999, the Company acquired substantially all of the operating assets and assumed certain liabilities of HAMA Laboratories, Inc. (HAMA) through HAMA(TM) Sensors, Inc., a newly formed, wholly-owned subsidiary of the Company
(HSI). Pursuant to the Asset Purchase Agreement between HSI, HAMA and the two shareholders of HAMA, HSI paid HAMA $6,750 of cash at closing, $500 of which was deposited in an escrow account to cover certain indemnities, and $245 based on the adjusted net asset value of HAMA at closing. In addition, the Company agreed to pay HAMA up to $4.1 million of additional consideration based on meeting certain operating thresholds over the next 3 years. Additional purchase consideration of $54 and $164 was paid to the seller under this agreement during 2000 and 2001, respectively. The Company also paid direct acquisition costs of approximately $169.

The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed, and the results of operations of HIS have been included in the financial statements of the Company since the acquisition date. The purchase price was allocated to the acquired assets and assumed liabilities as follows:


--------------------------------------------------------------------------------
Cash                                                                    $ 6,995
Additional Cash in 2000                                                      54
Additional Cash in 2001                                                     164
Direct acquisition costs                                                    169
HAMA liabilities assumed                                                     33
           Total Purchase Price                                           7,415

Estimated fair value of tangible
   assets acquired (approximates
   recorded book value)                                                     479
--------------------------------------------------------------------------------
Purchase price in excess of estimated
   fair value of tangible assets acquired                               $ 6,936
================================================================================

Estimated fair value of
   purchased in-process research and development
   and intangible assets:
       Current technology                                                 4,065
       In-process research and development                                  771
       Trademarks                                                            82
       Goodwill                                                           2,018
--------------------------------------------------------------------------------
                                                                        $ 6,936
================================================================================

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


Vacuum Proximity Sensors:                                               $82

Six-Inch Laser Micrometers:                                            $210

Mini Through Beam Micrometers:                                          $55

Customizable Kit Micrometers:                                          $424


Development was completed on the vacuum sensor and the customizable kit micrometer and these products were introduced during the fourth quarter of 1999. The mini laser micrometer was released in the second quarter of 2000. The Company has put on hold development of the acquired in-process technologies related to the six-inch micrometer due to manufacturability issues.

The following table presents unaudited pro forma condensed consolidated results of operations as if the acquisitions of Kestra and HAMA had occurred as of the beginning of fiscal 1998. The unaudited pro forma consolidated results of operations have been adjusted to eliminate the effect of the non-recurring charges to operations of $7,040 (net of tax) for the estimated fair value allocated to the acquired in-process research and development technology. The pro forma information includes adjustments for additional amortization of identifiable intangibles and goodwill, the reduction of historical HAMA compensation expense for executives to reflect contractual changes to the Company's compensation structure, the reduction of interest income due to the cash used for the acquisitions and the related tax impacts of these adjustments. The unaudited pro forma consolidated results of operations are presented for illustrative purposes only and are not necessarily indicative of the combined financial results that actually would have resulted had the acquistions, in fact, occurred on that date:


              ------------------------------------------------------
                                                             1999
              ------------------------------------------------------

               Revenue                                     $ 40,422
               Net income (loss)                           $    655
               Net income (loss)
                  per share - Basic                        $   0.09
               Net income (loss)
                  per share - Diluted                      $   0.09
              ------------------------------------------------------

During February of 1999, the Company acquired certain technology and other assets from Electronic Packaging Company (EPC). The acquired technology and other assets relate to a system that would inspect loaded circuit boards (circuit boards with components placed thereon) to determine proper orientation of the component and that the correct component is placed. The system is designed to be used off-line for purposes of first article inspection. These assets were acquired for $404 of cash and were accounted for using the purchase method, whereby the purchase consideration was allocated to assets based on estimated fair market value and will be amortized over their estimated useful life. In the fourth quarter of 2000, the Company decided not to pursue the continued development of products utilizing these acquired assets. Accordingly, the net book value of the assets of $308 was considered impaired and was written-off in December 2000.


NOTE 4 - INCOME TAXES

THE PROVISION FOR INCOME TAXES CONSISTS OF THE
FOLLOWING:


--------------------------------------------------------------------------------
                                                   2001        2000        1999
--------------------------------------------------------------------------------
Current:
   Federal                                      $(1,897)    $ 4,979     $ 1,454
   State                                              8         518          14
Deferred                                         (1,186)        (47)       (405)
--------------------------------------------------------------------------------
                                                $(3,075)    $ 5,450     $ 1,063
================================================================================


DEFERRED TAX ASSETS (LIABILITIES) CONSIST OF THE FOLLOWING:


-----------------------------------------------------------------------
December 31,                                         2001        2000
-----------------------------------------------------------------------
Current deferred tax assets (Liabilities):
  Inventory allowances                            $   637     $   354
  Vacation accrual                                    123         147
  Accounts receivable
     allowances                                        70          58
  Warranty accrual                                    159         121
  Deferred Revenue                                    341           4
  Other, net                                          354         149
-----------------------------------------------------------------------
     Total                                          1,684         833
-----------------------------------------------------------------------

Non-current deferred tax assets (liabilities):
  Fixed Asset and Intangible amortization, net         53        (458)
  Write down of Equity Investment                      70          --
  Net operating loss
     carryforwards                                  3,380       2,712
-----------------------------------------------------------------------
     Sub-Total                                      3,503       2,254
  Valuation allowance                              (2,674)     (2,399)
-----------------------------------------------------------------------
     Total                                            829        (145)
-----------------------------------------------------------------------
Net deferred tax asset                            $ 2,513     $   688
=======================================================================

The majority of net operating loss carryforwards, $7,641, relate to losses incurred in the UK by Kestra, a development stage company acquired in 1999. The utilization of net operating loss carryforwards is dependent on Kestra's ability to generate sufficient taxable income during the carryforward period. Because of uncertainty as to future realization of the benefit associated with this net operating loss, a valuation allowance equal to the related deferred tax asset has been recorded. Once realization becomes more likely than not, the valuation allowance will be reversed. Approximately $4,217 of the net operating loss carryforwards relate to pre-acquisition losses and would be recorded as an adjustment to the opening balance sheet, primarily goodwill, if the valuation allowance is reversed. The remaining NOL carryforwards of $1,924 relates to the loss generated by Imagenation, that management expects this carryforward to be utilize to reduce future taxable income generated by the Company. Accordingly, no valuation allowance for the Imagenation operating loss carryforward has been recorded.

A RECONCILIATION OF THE STATUTORY RATE TO THE EFFECTIVE INCOME TAX RATE IS AS
FOLLOWS:


-------------------------------------------------------------------------------
                                                  2001         2000       1999
-------------------------------------------------------------------------------

Federal statutory rate                            34.0%        34.0%     34.0%


   State income taxes, net
    of federal benefit                             3.2          2.2      (0.5)
 FSC benefit                                      10.7         (4.7)      2.1
   R&E credit                                      3.6         (3.0)      8.2
   Foreign rate difference                        (0.9)         1.5      (7.8)
   Acquired IPR&D                                   --          5.9     (44.2)
   Valuation allowance                            (3.6)         5.0     (10.5)
   Non-deductible goodwill                        (4.0)         1.8      (4.8)
   Other, net                                     (0.5)         0.8      (0.5)
-------------------------------------------------------------------------------
Effective rate                                    42.5%        43.5%    (24.0)%
===============================================================================

Cash payments for income taxes for the years ended December 31, 2001, 2000 and 1999, were approximately $725, $3,759 and $1,138 respectively.


NOTE 5 - OPERATING LEASES

The Company leases its primary office, warehouse and manufacturing facility under a 10 year operating lease that expires in April 2006. The Company has the option to extend the lease for two additional three year periods. The lease requires the Company to pay insurance, property taxes and other operating expenses related to the leased facility. The Company also leases facilities for the operations of its four subsidiaries, under operating leases which expire from September 2004 through June 2013.

Total rent expense for the years ended December 31, 2001, 2000 and 1999, was approximately, $1,369, $994 and $905, respectively.

At December 31, 1999, the future minimum lease payments required under non-cancelable operating lease agreements, are as follows:


Year ending December 31,
2002                                                           $ 1,249
2003                                                             1,129
2004                                                             1,092
2005                                                             1,016
2006                                                               400
Thereafter                                                         601
-----------------------------------------------------------------------
Total                                                          $ 5,487
=======================================================================


NOTE 6 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. The adoption of SFAS No. 133 did not materially impact the Company's financial position as of December 31, 2001 or its results of operations or cash flows for the year then ended.

The Company enters into foreign currency swap agreements to hedge short term inter-company financing transactions with its subsidiary in the United Kingdom. These currency swap agreements are structured to mature on the last day of each quarter and are designated as cash flow hedges. At December 31, 2001, the Company had one open swap agreement that was purchased on that date. As a result, there were no unrealized gains or losses as of December 31, 2001. During year ended December 31, 2001, the Company recognized a net gain of approximately $58,000 from settlement of a foreign currency swap agreement which offset the $60,000 translation loss on the underlying inter-company balance.

The Company's foreign currency swap agreements contain credit risk to the extent that its bank counter-parties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counter-parties to major financial institutions. Management does not expect material losses as a result of defaults by other parties.


NOTE 7 - STOCKHOLDERS' EQUITY

All share and per share amounts, including stock options, have been restated to reflect The Company's three-for-two stock split effected in the form of a common stock dividend, which was distributed on June 16, 2000.

In May 2001, the Company's Board of Directors authorized the repurchase of up to an additional 500,000 shares of common stock. As of December 31, 2001, no shares have been repurchased under the authorization. During 1998, the Company issued 15,000 shares of restricted stock to an executive at the market price on the issue date of $13.00 per share. Of these shares, 3000 vested upon issuance and the remaining 12,000 shares vest over 4 years.


NOTE 8 - BENEFIT PLANS

STOCK OPTION PLAN
The Company has three stock option plans for which it has reserved 1,430,224 shares of common stock in the aggregate for issuance to employees, directors, officers and others. In addition, there are 183,351 shares reserved, and included in the following summaries that are not part of the three stock option plans. Reserved shares underlying canceled options are available for future grant under all plans. Options are granted at an option price per share equal to or greater than the market value at the date of grant. Generally, options granted to employees vest over a four-year period and expire five years after the date of grant. The plans allow for option holders to tender shares of the Company's common stock as consideration for the option price provided that the tendered shares have been held by the option holder at least 6 months. Options exercised by tendering shares are shown at the net amount.

THE FOLLOWING IS A SUMMARY OF STOCK OPTION PLAN ACTIVITY:


--------------------------------------------------------------------------------
Shares                                        2001          2000           1999
--------------------------------------------------------------------------------

Granted                                    344,275       311,634        488,400
Exercised                                 (136,937)     (401,014)       (56,256)
Forfeited                                 (154,772)     (112,383)       (56,085)
December 31:
Outstanding                              1,426,106     1,373,540      1,575,303

Exercisable                                718,242       557,787        619,331


Weighted average exercise price
per share                                     2001          2000           1999
--------------------------------------------------------------------------------

Granted                                 $    11.90    $    26.11     $     8.96
Exercised                                     7.96         10.06           5.40
Forfeited                                    17.11         11.82           8.28

December 31:
Outstanding                                  13.70         13.88          10.07

Exercisable                                  12.58         10.36           9.87
================================================================================


Stock options outstanding as of December 31, 2001, had a range of exercise prices of $4.00 to $49.13 and a weighted average remaining contractual life of approximately 3.93 years.

THE FOLLOWING IS A SUMMARY OF OUTSTANDING OPTIONS AS OF DECEMBER 31, 2000:


                                                                     Weighted
Exercise                                Options       Options        Average
Price                                 Outstanding   Exercisable   Remaining Life
--------------------------------------------------------------------------------

Less than $7.00                          81,000        81,000       2.83 years
$7.00 to $9.99                          306,594       155,375       2.43 years
$10.00 to $19.99                        774,725       395,046       4.71 years
$20.00 to $29.99                        209,737        73,309       3.92 years
Over $30.00                              54,050        13,512       3.60 years
================================================================================


As permitted by SFAS No. 123, Accounting for Stock Based Compensation, the Company continues to measure compensation cost for its stock incentive and option plans using the intrinsic value method of accounting.

Had the Company used the fair value method of accounting for its stock option and incentive plans and charged compensation costs against income over the vesting period, net income and net income per share for 2000, 1999 and 1998 would have been reduced to the following pro forma amounts:


--------------------------------------------------------------------------------
                                                  2001         2000        1999
--------------------------------------------------------------------------------

Net Income:
   As reported                                 $(4,164)     $ 7,089     $(5,496)
   Pro forma                                   $(5,477)     $ 5,706     $(7,249)

Net income per share:
   As reported - Basic                         $ (0.52)     $  0.91     $ (0.73)
   Pro forma - Basic                           $ (0.68)     $  0.73     $ (0.97)

   As reported - Diluted                       $ (0.52)     $  0.84     $ (0.73)
   Pro forma - Diluted                         $ (0.68)     $  0.68     $ (0.97)

The weighted-average grant-date fair value of options granted during 2001, 2000 and 1999 was $6.41, $15.39 and $5.06, respectively. The weighted-average grant-date fair value of options was determined by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:


--------------------------------------------------------------------------------
                                                     2000       1999       1998
--------------------------------------------------------------------------------

Risk-free interest rates                             4.72%      6.22%      5.27%
Expected life                                     4 years    4 years    4 years
Expected volatility                                 74.10%     72.92%     68.47%
Expected dividends                                   None       None       None

EMPLOYEE STOCK PURCHASE PLAN
The Company has an Employee Stock Purchase Plan available to eligible employees. Under terms of the plan, eligible employees may designate from 1 to 10% of their compensation to be withheld through payroll deductions for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. Under the plan, 600,000 shares of common stock have been reserved for issuance. As of December 31, 2001, 351,137 shares have been issued under this plan.

401(k) PLAN
The Company has a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code (the Code), whereby eligible employees may contribute up to 20% of their earnings, not to exceed annual amounts allowed under the Code. In addition, the Company may also make contributions at the discretion of the Board of Directors. In 2001, 2000 and 1999, the Company provided for matching contributions totaling $328, $198, and $155, respectively.


NOTE 9 - BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS

Effective at year-end 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) 131, Disclosure about Segments of an Enterprise and Related Information. SFAS 131 requires the management approach in determining business segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. Management has determined that the Company operates its business as one reportable segment - the design, manufacture and sale of optical process control sensors and inspection systems for electronics assembly capital equipment. To make operating and strategic decisions, the Company's chief operating decision maker, the Chief Executive Officer, evaluates revenue performance based on worldwide revenues of each major product line and profitability on an enterprise-wide basis due to shared manufacturing, research and development and administrative services.

Revenues by product line were as follows:

--------------------------------------------------------------------------------
Year ended December 31,                          2001         2000         1999
--------------------------------------------------------------------------------

OEM Solutions:
     Electronic Assembly Sensors             $ 20,245     $ 43,415     $ 26,268
     Semiconductor Products                     6,719        9,213        4,037
SMT systems                                    11,482       11,408        9,322
--------------------------------------------------------------------------------
                                             $ 38,446     $ 64,036     $ 39,627
================================================================================

THE FOLLOWING SUMMARIZES CERTAIN SIGNIFICANT CUSTOMER INFORMATION:


                                              Significant            Percentage
                                               Customer   Revenues   of Revenues
--------------------------------------------------------------------------------

Year ended
   December 31, 2001                              A       $ 7,842        20%
                                                  B       $ 7,046        18%
Year ended
   December 31, 2000                              A       $19,043        30%
                                                  B       $15,414        24%
Year ended
   December 31, 1999                              A       $13,403        34%
                                                  B       $ 6,026        15%


As of December 31, 2001, accounts receivable from significant customers A and B were $274 and $441, respectively. As of December 31, 2000, accounts receivable from significant customers A and B were $2,310 and $1,716, respectively.

Export sales amounted to 67%, 73% and 77% of revenues for 2001, 2000 and 1999, respectively. All of the Company's export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:


--------------------------------------------------------------------------------
                                                 2001         2000         1999
--------------------------------------------------------------------------------

Americas                                     $  1,397     $    404     $  1,888
Europe                                         13,069       22,847       16,759
Asia                                           11,147       23,593       11,858
Other                                              66            5          132
--------------------------------------------------------------------------------
                                             $ 25,679     $ 46,849     $ 30,637
================================================================================


NOTE 10 - CONTINGENCIES

In the ordinary course of business, the Company is a defendant in miscellaneous claims and disputes. While the outcome of these matters cannot be predicted with certainty, management presently believes the disposition of these matters will not have a material effect on the financial position, results of operations or cash flows of the Company.


NOTE 11 - QUARTERLY FINANCIAL INFORMATION

2001 (UNAUDITED)                        MARCH 31       JUNE 30      SEPT. 30       DEC. 31
--------------------------------------------------------------------------------------------
Revenues                                $ 16,663      $ 11,308       $  6,189      $  4,286
Gross margin                               9,689         6,182          2,498         1,355
Income from operations                     1,700          (724)        (4,210)       (5,360)
Net income (loss)                          1,312          (354)        (1,949)       (3,173)
Net income (loss) per share - Basic (1)     0.16         (0.04)         (0.24)        (0.39)
Net income (loss) per share - Diluted (1)   0.16         (0.04)         (0.24)        (0.39)


2000 (UNAUDITED)                        MARCH 31       JUNE 30       SEPT. 30       DEC. 31(2)
--------------------------------------------------------------------------------------------
Revenues                                $ 13,498      $ 14,694       $ 16,277      $ 19,567
Gross margin                               8,304         9,376         10,256        12,165
Income from operations                     1,862         2,959          3,962         2,586
Net income                                 1,191         1,980          2,814         1,104
Net income per share - Basic (1)            0.16          0.26           0.36          0.14
Net income per share - Diluted (1)          0.14          0.24           0.33          0.13

(1) The summation of quarterly per share amounts may not equal the calculation for the full year, as each quarterly calculation is performed discretely.

(2) Includes a $0.25 per diluted share, net of tax, charge for acquired in-process research and development and a $0.03 charge for the write-off of impaired intangible assets.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
CyberOptics Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' equity and comprehensive income (loss) present fairly, in all material respects, the consolidated financial position of CyberOptics Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management, our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 1, 2002


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.


                                    PART III.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the headings "Election of Directors--Nominees and --Executive Officers, Shares Outstanding" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement for its annual meeting of shareholders to be held May 17, 2002 (hereafter, the Proxy Statement), is hereby incorporated by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information under the headings "Election of Directors--Compensation of Directors", and "Executive Compensation" of the Proxy Statement is hereby incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the heading "Shares Outstanding" of the Proxy Statement is hereby incorporated by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the headings "Election of Directors--Compensation of Directors", and "Certain Transactions" of the Proxy Statement is hereby incorporated by reference.

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

(a)(3) LIST OF EXHIBITS

  Exhibit Number    Description
  --------------    -----------

       2.1 Stock Purchase Agreement dated October 24, 2000 between CyberOptics Corporation and the Shareholders of Imagenation Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 8,
                    2000).

       2.2 Escrow Agreement dated October 24,2000 between CyberOptics Corporation, US Bank Trust National Association, and the Shareholders of Imagination Corporation (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated November 8, 2000).

       3.1 Articles of Incorporation of Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31,
                    1997).

       3.2          Bylaws of the Company (incorporated by reference to Exhibit
                    3.1 to the quarterly report on form 10-Q for the quarter ended September 30, 1998).

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

       4.3 CyberOptics Corporation 1998 Stock Incentive Plan, as amended (incorporated by reference to exhibit 4.1 to theCompan's Registration Statement on Form S-8 filed December 4, 2000 (file no. 333-51200)

       4.4 CyberOptics Corporation Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.7 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1992).

      10.1 Organizational Agreement between CyberOptics Corporation and Avanti Optics Corporation (formerly CyberOptics Communication Corporation) dated August 7, 2000 amended (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31,
                    2001).

      10.2 Lease Agreement between MEPC American Properties, Inc. and the Company dated September 15, 1995 (Incorporated by reference to Exhibit 10 of the Company's Form 10-QSB for the quarter ended September 30, 1995).

      21.0          Subsidiaries of the Company

      23.1          Consent of PricewaterhouseCoopers LLP


      99.0          Forward Looking Statements--Cautionary Statement

(b) REPORTS ON FORM 8-K

None

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

                           PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
February 1, 2002


                                   SCHEDULE II

                             CYBEROPTICS CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                       Balance at       Charged to                       Balance
                                      Beginning of      Costs and                       at end of
            Description                  Period         Expenses       Deductions        Period
            -----------                  ------         --------       ----------        ------
Allowance for doubtful accounts:

   Year ended December 31, 2001        $  135,000      $  138,945      $  (82,445)     $  191,500

   Year ended December 31, 2000        $  124,188      $   10,812      $       --      $  135,000

   Year ended December 31, 1999        $  124,811      $   10,000      $  (10,623)     $  124,188

                                       Balance at       Charged to                       Balance
                                      Beginning of      Costs and                       at end of
            Description                  Period         Expenses       Deductions        Period
            -----------                  ------         --------       ----------        ------
Allowance for obsolete inventory:

   Year ended December 31, 2001        $  470,000      $1,002,482      $  (41,482)     $1,431,000

   Year ended December 31, 2000        $  450,000      $  504,883      $ (484,883)     $  470,000

   Year ended December 31, 1999        $  880,142      $  361,180      $ (791,322)     $  450,000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CYBEROPTICS CORPORATION




DATED: MARCH 27, 2002                  BY /s/ STEVEN M. QUIST
                                          -------------------
                                          STEVEN M. QUIST,
                                          CHIEF EXECUTIVE OFFICER



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



NAME                           TITLE                              DATE
----                           -----                              ----

/s/ STEVEN M. QUIST            DIRECTOR AND CEO                   MARCH 27, 2002
--------------------------     (PRINCIPAL EXECUTIVE OFFICER)
STEVEN M. QUIST

/s/ STEVEN K. CASE             CHAIRMAN AND DIRECTOR              MARCH 27, 2002
--------------------------
STEVEN K. CASE

/s/ KATHLEEN P. IVERSON        DIRECTOR AND PRESIDENT AND COO     MARCH 27, 2002
--------------------------
KATHLEEN P. IVERSON

/s/ ALEX B. CIMOCHOWSKI        DIRECTOR                           MARCH 26, 2002
--------------------------
ALEX B. CIMOCHOWSKI

/s/ MICHAEL M. SELZER, JR.     DIRECTOR                           MARCH 26, 2002
--------------------------
MICHAEL M. SELZER, JR.

/s/ IRENE M. QUALTERS          DIRECTOR                           MARCH 27, 2002
--------------------------
IRENE M. QUALTERS

/s/ ERWIN A. KELEN             DIRECTOR                           MARCH 26, 2002
--------------------------
ERWIN A. KELEN

/s/ MICHAEL A. BOWES           DIRECTOR                           MARCH 27, 2002
--------------------------
MICHAEL A. BOWES

/s/ SCOTT G. LARSON            VICE PRESIDENT AND CFO             MARCH 27, 2002
--------------------------     (PRINCIPAL ACCOUNTING OFFICER)
SCOTT G. LARSON