Form 10-Q
period 2002-03-31
CYBEROPTICS CORP
filed 2002-05-14
CIK 768411

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Check One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

At May 13, 2002, there were 8,143,500 shares of the issuer's Common Stock, no par value, outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             CYBEROPTICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                    MARCH 31, 2002   DEC. 31, 2001
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                             $ 10,512         $ 12,323
Marketable securities                                                    6,663            8,407
Accounts receivable, net                                                 2,698            2,740
Inventories                                                              9,658            9,667
Income taxes receivable                                                  3,419            2,076
Other current assets                                                     3,128            3,251
--------------------------------------------------------------------------------------------------
                    Total current assets                                36,078           38,464

Marketable securities                                                    7,610            7,830
Equipment and leasehold improvements, net                                3,196            3,375
Intangible and other assets, net                                        11,150           11,512
--------------------------------------------------------------------------------------------------
                    Total assets                                      $ 58,034         $ 61,181
==================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                      $  1,221         $  1,787
Accrued expenses                                                         2,998            2,356
--------------------------------------------------------------------------------------------------
                    Total current liabilities                            4,219            4,143

Commitments and contingencies

Stockholders' equity:
      Preferred stock, no par value, 5,000 shares
        authorized, none outstanding
      Common stock, no par value, 37,500 shares
       authorized, 8,135 and 8,124 shares issued
       and outstanding, respectively                                    41,290           41,176
      Retained earnings                                                 12,752           15,954
      Accumulated other comprehensive loss                                (227)             (92)
--------------------------------------------------------------------------------------------------
                    Total stockholders' equity                          53,815           57,038
--------------------------------------------------------------------------------------------------
                    Total liabilities and stockholders' equity        $ 58,034         $ 61,181
==================================================================================================


SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                    THREE MONTHS ENDED MARCH 31,
                                                       2002            2001
--------------------------------------------------------------------------------
Revenues                                             $ 4,532         $16,663
Cost of revenues                                       2,933           6,974
--------------------------------------------------------------------------------
     Gross margin                                      1,599           9,689
Research and development expenses                      2,314           2,229
Selling, general and administrative expenses           3,684           5,178
Restructuring and severance costs                        847              --
Amortization of intangibles                              279             582
--------------------------------------------------------------------------------
     Income (loss) from operations                    (5,525)          1,700
Interest income and other                                223             327
--------------------------------------------------------------------------------
     Income (loss) before income taxes                (5,302)          2,027
Income tax (benefit) provision                        (2,100)            715
--------------------------------------------------------------------------------
     Net income (loss)                               ($3,202)        $ 1,312
================================================================================
Net income (loss) per share - Basic                  ($ 0.39)        $  0.16
Net income (loss) per share - Diluted                ($ 0.39)        $  0.16
================================================================================
Weighted average shares outstanding - Basic            8,126           7,962
Weighted average shares outstanding - Diluted          8,126           8,367
================================================================================


SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                      2002             2001
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                          ($ 3,202)        $  1,312
        Adjustments to reconcile net income (loss) to
          net cash provided (used) by operating activities:
          Depreciation and amortization                                 740            1,183
          Provision for doubtful accounts                                (4)             (13)
          Provision for losses on inventories                           185              177
          Amortization of restricted stock                               10               10
          Changes in operating assets and
             liabilities:
             Accounts receivable                                         46            2,417
             Inventories                                               (176)            (998)
             Other current assets                                       201              340
             Accounts payable                                          (566)            (739)
             Income taxes receivable                                 (1,343)             179
             Accrued expenses                                           642           (1,760)
----------------------------------------------------------------------------------------------
                 Net cash provided (used)
                   by operating activities                           (3,467)           2,108

CASH FLOWS FROM INVESTING ACTIVITIES:
        Sales and maturities of marketable securities                12,669           13,605
        Purchases of marketable securities                          (10,842)         (15,141)
        Additions to equipment and leasehold improvements              (236)            (347)
        Additions to patents                                            (39)             (67)
----------------------------------------------------------------------------------------------
                 Net cash provided (used) by
                  investing activities                                1,552           (1,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from exercise of stock options                         104               22
----------------------------------------------------------------------------------------------
             Net cash provided by financing activities                  104               22

Increase (decrease) in cash and cash equivalents                     (1,811)             180
Cash and cash equivalents - beginning of period                      12,323           13,097
----------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                          $ 10,512         $ 13,277
==============================================================================================


SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

1. INTERIM REPORTING:

The interim consolidated financial statements presented herein as of March 31, 2002, and for the three month periods ended March 31, 2002 and 2001, are unaudited; however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three month period ended March 31, 2002, do not necessarily indicate the results to be expected for the full year. The interim consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim consolidated financial statements should be read in conjunction with CyberOptics' consolidated financial statements and notes thereto, contained in CyberOptics' Annual Report on Form 10-K for the year ended December 31, 2001.

2. ACCOUNTING CHANGES:

In June 2001, the Financial Accounting Standards Board issued FAS 142, Goodwill and Other Intangible Assets ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. With respect to goodwill amortization, CyberOptics adopted FAS 142 effective January 1, 2002. Actual results of operations for the three months ended March 31, 2002, and pro forma results of operations for the three months ended March 31, 2001, had CyberOptics applied the non-amortization provisions of SFAS No. 142 follow (in thousands):

                                        March 31, 2002           March 31, 2001
                                        --------------           --------------

     Reported net income (loss)              ($3,202)                $1,312
     Add back amortization, net of
     tax, for: Goodwill                                                 304
                                             ---------             ---------
     Adjusted net income (loss)              ($3,202)                 1,616

     BASIC EARNINGS PER SHARE:
     Reported net income (loss)               ($0.39)                 $0.16
     Add back amortization for
     goodwill, net of tax                                             $0.04
     Adjusted net income (loss)               ($0.39)                 $0.20

     DILUTED EARNINGS PER SHARE:
     Reported net income (loss)               ($0.39)                 $0.16
     Add back amortization for
     goodwill, net of tax                                             $0.04
     Adjusted net income (loss)               ($0.39)                 $0.19

At March 31, 2002, CyberOptics had net goodwill of $5.5 million. Pursuant to FAS 142, CyberOptics will complete its test for goodwill impairment during the second quarter of 2002 and, if impairment is indicated, record such impairment as a cumulative effect of accounting change effective January 1, 2002. CyberOptics is currently evaluating the effect that the impairment review may have on its consolidated results of operation and financial position.

3. CERTAIN BALANCE SHEET COMPONENTS (IN THOUSANDS):

Inventories consisted of the following:

                               March 31,      Dec. 31,
                                  2002          2001
                              ------------------------

Raw materials                 $ 5,501          $4,979

Work in process                   792             673

Finished goods                  3,365           4,015
                              ------------------------
        Total inventories      $9,658          $9,667
                              ========================


Intangible and other assets include the following:

                                        MARCH 31,      DECEMBER 31,
                                          2002             2001
                                       ----------      -----------
Gross intangibles:
     Developed technology                $  7,275         $  7,275
     Patents and trademarks                 1,265            1,226
     Customer Base                            280              280
     Workforce                                 -               560
     Other non-current assets                 109              183
                                         --------         --------
                                            8,929            9,524

Accumulated amortization:
     Developed technology                  (2,249)          (1,989)
     Patents and trademarks                  (908)            (859)
     Customer base                           (100)             (82)
     Workforce                                  -             (130)
                                         --------         --------
                                           (3,257)          (3,060)

Goodwill, net                               5,478            5,048
                                         --------         --------

Total intangibles and other assets, net  $ 11,150         $ 11,512
                                         ========         ========


In connection with adopting SFAS 142, CyberOptics reassessed the useful lives and the classification of identifiable intangible assets and determined that, with the exception of reclassifying workforce into goodwill, they continue to be appropriate. Estimated aggregate amortization expense based on current intangibles for the next five years is as follows: $1.3 million in 2002, $1.3 million in 2003, $1.1 million in 2004, $1.0 million in 2005 and $0.6 million in 2006.

4. NET INCOME (LOSS) PER SHARE:

Basic net income per share has been computed using the weighted average number of shares outstanding. The diluted net income per share includes the effect of common stock equivalents for each period. The shares used in the basic and diluted net income per share computation for the three month period ended March 31, 2002 are the same, as additional shares in the denominator would be anti-dilutive due to CyberOptics' net loss. The number of shares utilized in the denominator of the diluted net income per share computation has been increased by 405,000 equivalent shares for the three month period ended March 31, 2001. Shares for which the option exercise price exceeded the average market price were 560,000 for the three month period ended March 31, 2002. Shares excluded due to the option exercise price exceeding the average market price were 334,000 for the three month period ended March 31, 2001.

5. COMPREHENSIVE INCOME (LOSS):

Statement of Financial Accounting Standards No. 130 requires that unrealized gains and losses on CyberOptics' available-for-sale marketable securities and certain foreign currency translation adjustments be included as a component of other comprehensive income.

During the three month periods ended March 31, 2002 and 2001, total comprehensive income (loss) amounted to ($135,000) and $1,323,000, respectively. Accumulated other comprehensive income (loss) at March 31, 2002 and December 31, 2001 was ($227,000) and ($92,000), respectively.

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

CyberOptics enters into foreign currency swap agreements to hedge short term inter-company financing transactions with its subsidiary in the United Kingdom. These currency swap agreements are structured to mature on the last day of each quarter and are designated as cash flow hedges. At March 31, 2002, CyberOptics had one open swap agreement that was purchased on that date. As a result, there were no material unrealized gains or losses as of March 31, 2002. During the three months ended March 31, 2002, CyberOptics recognized a gain of approximately $35,000 from settlement of a foreign currency swap agreement which offset the $38,000 translation loss on the underlying inter-company balance.

CyberOptics' foreign currency swap agreements contain credit risk to the extent that its bank counter-parties may be unable to meet the terms of the agreements. CyberOptics minimizes such risk by limiting its counter-parties to major financial institutions. Management does not expect material losses as a result of defaults by other parties.

7. RESTRUCTURING AND SEVERANCE

In January 2002, CyberOptics incurred approximately $847,000 of severance and costs associated with cost reduction measures. Cost reduction measures included a workforce reduction, discretionary spending reductions, and the consolidation of semiconductor product manufacturing in Portland, Oregon. Severance costs were associated with a workforce reduction of 22 people. Approximately $442,000 of these costs were paid as of March 31, 2002. Facility exit and severance costs of approximately $405,000 were accrued as of March 31, 2002, and will be substantially paid over the next nine months.

8. SUBSEQUENT EVENT

In May 2002, CyberOptics funded a $1.5 million term loan to Avanti Optics Corporation ("Avanti"). The loan bears interest at three percent above the prime over its twelve-month term and is secured by all the intellectual property assets of Avanti. The term loan and any accrued interest will automatically convert to the type of equity shares Avanti issues at the closing of the next qualifying equity financing occurring on or before the maturity date of the loan. The Conversion to equity will be at 80% of the price in that equity round, and if there is a change of control prior to maturity, CyberOptics will receive payment of two times the loan balance and accrued interest as payment on the loan. As consideration for the Loan, CyberOptics received a five year warrant to purchase the number of shares of Avanti's equity securities as is equal to $450,000 divided by the price at which the next equity securities of Avanti are sold, which will be exercisable at the price of that equity round. In addition, the Company has obtained the exclusive rights to manufacture and distribute manual and semi-automated equipment for the assembly of surface mountable optical components being developed by Avanti. Avanti's chief executive officer is Steven K. Case, Ph. D., who is also the chairman and founder of CyberOptics. The transaction was approved by the Board of CyberOptics CyberOptics without the participation of Dr. Case or any other party who had a material interest in Avanti.

9. RECENT ACCOUNTING DEVELOPMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" which provides accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management believes the adoption of SFAS No. 143 will not have a material impact on CyberOptics' financial position or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (the "Statement"). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement also eliminates the exception to the consolidation for a subsidiary for which control is likely to be temporary. CyberOptics adopted the Statement on January 1, 2002. The adoption of the Statement did not have a material impact on either the finacial position or operating results of CyberOptics.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of significant factors that have affected the results of operations and financial position of CyberOptics Corporation ("CyberOptics") during the periods included in the accompanying financial statements or that could have an impact on future results. This discussion should be read with CyberOptics' Annual Report on Form 10-K for the year ended December 31, 2001 and CyberOptics' interim consolidated financial statements and associated notes.

         The following Management's Discussion and Analysis contains "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs relating to future events, including statements regarding trends in the industries in which CyberOptics functions, levels of orders, research and development expenses, taxation levels, the sufficiency of cash to meet operating and capital expenses and the ability to continue to price foreign transactions in U.S. currency. These and other forward looking statements made by CyberOptics, must be evaluated in the context of a number of factors that may affect CyberOptics' financial condition and results of operations, including the following:

-- The cyclical nature of capital expenditures in the electronics and semiconductor industry;

-- The affects of world events and economic conditions on CyberOptics and its customers;

-- The dependence of such operations on orders of one sensor product line from large OEM's of component placement machines in the surface mount industry;

-- The dependence of such operations on orders from two OEM customers;

-- The significant proportion of CyberOptics' revenue that is derived from export sales;

-- The dependence of CyberOptics' manufacturing on outside contractors and suppliers, many of which require significant lead time;

-- The degree to which CyberOptics is successful in protecting its technology and enforcing its technology rights in the United States and other countries;

-- The dependence of CyberOptics' operations on several key personnel;

-- The ability of CyberOptics to effectively integrate the operations of acquired companies and product lines;

-- The ability to effectively commercialize significant new products introduced in 2000 and 2001, and those planned to be introduced in 2002;

-- The speed of changes in technology in the microelectronics manufacturing industry from which most of CyberOptics' sales are derived;

-- Competition for the functions that CyberOptics' products perform by larger
   "vision" companies and by other optical sensor companies, and by large multinational systems companies, many of which have greater resources and larger sales and distribution networks than CyberOptics;

-- The ability of CyberOptics to successfully develop acquired in-process technology into viable products.

         The preparation of the financial information contained in this 10-Q requires CyberOptics' management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. CyberOptics' management evaluates these estimates on an ongoing basis, including those related to allowances for doubtful accounts, for warranty expense, and for obsolete inventory, the carrying value and any impairment of intangible assets, and the valuation allowance for deferred tax assets. These critical accounting policies are discussed in more detail in the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in CyberOptics' Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS:

         REVENUES

         The table below sets forth revenues by product line for the periods indicated (in thousands):

                                            Three months ended
                                                  March 31,
                                             2002           2001
                                             ----           ----
OEM Solutions:
    Electronic Assembly Sensors (EAS)
      Products                            $ 1,214        $10,512
    Semiconductor Products                  1,448          2,054
End-User Systems Products                   1,870          4,097
                                          -------        -------
  Total                                   $ 4,532        $16,663

         Revenues from the EAS sensor products decreased 88% during the three months ended March 31, 2002, from the three months ended March 31, 2001 and were approximately flat from the three month period ended December 31, 2001. Revenues decreased from the 2001 comparable period because of a significant decline in global markets for electronic assembly equipment, which began in early 2001. CyberOptics' two largest EAS customers either suspended, or significantly decreased the rates of their orders beginning in the second half of 2001 and [although both customers have begun to order product again] CyberOptics expects that the lower order rates will continue into the second half of 2002. Second quarter 2002 sales of electronic assembly sensors are expected to increase only slightly compared to the first quarter of 2002. CyberOptics' two largest EAS customers accounted for approximately 16% of total revenues for the three months ended March 31, 2002, and 49% of revenues for the comparable period in 2001.

         Semiconductor product revenues decreased 30% during the three months ended March 31, 2002 from the three months ended March 31, 2001, but increased 18% from the three months ended December 31, 2001. This decrease from the comparable period in 2001 is primarily due to a weakening demand in the semiconductor capital equipment market, which began in early 2001 and is consistent with the decline in the overall electronics market. Beginning in the first quarter of 2002, demand for products in the semiconductor capital equipment market has shown modest recovery and is expected to continue to improve at a modest rate during the balance of 2002.

         End-User systems product revenues decreased 54% during the three months ended March 31, 2002 from the three months ended March 31, 2001, and remained relatively flat with an increase of 1% compared to three months ended December 31, 2001. This decrease from the comparable period in 2001 is due to a weakening demand in the electronic assembly market, which began in early 2001 and continued through the first quarter of 2002. The weakened electronic assembly market has negatively effected capital spending by electronic manufacturing services (EMS) customers and other manufacturers of printed circuit boards. However, the decrease in capital spending for inspection equipment has been less pronounced than for production equipment. CyberOptics believes that an increasing use of EMS companies for circuit board assembly, production difficulties associated with smaller component sizes, and increased production speeds will drive an investment in inspection equipment . In addition CyberOptics has introduced several new inspection systems that it believes will drive future revenues. Consequently, End-User systems revenues are expected to increase modestly in the second quarter of 2002 compared to the first quarter.

         International revenues comprised approximately 56% and 75% of total revenues during the three month periods ended March 31, 2002 and 2001, respectively. The international markets in Europe, Japan and the rest of Asia account for a significant portion of the production capability of capital equipment for the manufacture of electronics, the primary market for CyberOptics' EAS sensors and End-User systems product lines. Revenues generated from products used primarily for SMT production (revenues from EAS sensors and End-User systems) were approximately 68% and 88% of revenues for the three month periods ended March 31, 2002 and 2001, respectively.

         GROSS MARGIN

         Gross margin for the three months ended March 31, 2002 decreased as a percent of revenues to 35% compared to 58% during the same period in 2001. Gross margin is highly dependent on the level of consolidated revenues over which to spread the fixed component of cost of sales and the related realization of manufacturing efficiencies and the product mix of revenues. Revenue levels during the first quarter of 2002 were 73% lower than in the first quarter of 2001 and although CyberOptics endeavored to reduce fixed costs, the magnitude of this decline had a significant negative impact on gross margin . Gross margin was also negatively impacted by , the increase in new-generation End-User Systems product revenues as a percentage of total sales. End-User system product gross margins have been negatively impacted by significant price pressure being experienced on End-User systems products as several equipment suppliers compete for fewer sales opportunities, and higher production costs associated with new product introductions. There can be no assurance that selling prices for End-User system products will fully recover when the electronic assembly market improves. End-User systems comprised 41% of total Company revenues during the three month period ending March 31, 2002, compared to 25% of total company revenues during the comparable period for 2001. CyberOptics expects that low revenue levels will continue to impact gross margin during the second quarter of 2002.

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses increased 4% to $2.3 million during the three months ended March 31, 2002 compared to $2.2 million for the three months ended March 31, 2001. As a percentage of revenue, research and development expenses increased to 51% during 2002 from 13% during the comparable period in 2001. Although CyberOptics has reduced research and development as part of its cost reduction initiatives in 2001 and 2002, it has also made a conscious decision to continue to fund research and development projects that it believes are necessary to position CyberOptics to compete when the markets recover and has therefore not reduced these expenses proportionate to the decline in its revenues. Unless the current downturn in electronics markets is prolonged, CyberOptics intends to continue the current level of research and development expenditure for the next few quarters.

         Research and development expenses during the first quarter of 2002 was primarily focused on continued engineering development of the new high speed solder paste inspection system, the SE 300, KS series AOI systems, next generation LaserAlign products, board alignment and on-head linescan cameras, enhancements to the semiconductor wafer mapping sensor product family, and continued development of acquired in-process technology.

         Customer funded research and development is recognized as a reduction of research and development expense. During the three months ended March 31, 2002, there was $28,000 of customer funded research and development recognized as a reduction of research and development expense, compared to $182,000 of customer funded research and development during the first quarter of 2001. After considering the effect of customer funded research and development, research and development spending was relatively unchanged from the first quarter of 2002 compared to the same period in 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased 29% to $3.7 million during the three months ended March 31, 2002 compared to $5.2 million during the three months ended March 31, 2001. As a percentage of revenue, selling, general and administrative expenses increased to 81% in the three months ended March 31, 2002 from 31% in the three months ended March 31, 2001. Decreased selling, general and administrative expenses in 2002 are primarily the result of cost reduction measures taken throughout the course of 2001 and early 2002 and reduced sales commissions and other incentive compensation as the result of lower revenue levels.

         RESTRUCTURING AND SEVERANCE COSTS

         In January 2002, CyberOptics incurred approximately $847,000 of severance and costs associated with cost reduction measures. Cost reduction measures included a workforce reduction, discretionary spending reductions, and the consolidation of all semiconductor product manufacturing in Portland, Oregon. Approximately $442,000 of these costs were paid as of March 31, 2002. Facility exit and severance costs of approximately $405,000 were accrued as of March 31, 2002.

         AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS

         Amortization of intangible assets was approximately $279,000 for the three months ended March 31, 2002 compared to $582,000 for the three months ended March 31, 2001 and $649,000 for the three months ended December 31, 2001. The decrease in amortization for the three month period ending March 31, 2002 is attributed to the adoption of the goodwill non-amortization provisions of FAS
142. Amortization is primarily attributable to developed technology, patents and trademarks resulting from CyberOptics' acquisition of technology and other assets of Kestra and HAMA Laboratories during the second quarter of 1999 and CyberOptics' acquisition of Imagenation during the fourth quarter of 2000. Except for the impact of the possible future payment of contingent consideration, the amounts of which are not yet determinable, amortization of these intangible assets is expected to approximate $280,000 per quarter over the remaining life of the intangible assets.

         INTEREST AND OTHER

         Interest income and other primarily includes interest earned on investments. Interest income declined for the three months ended March 31, 2002 compared to the same period in 2001 as a result of a lower investment balance and declining interest rates.

         CyberOptics believes that it will be required to reduce the carrying value of the $1.5 million loan to Avanti described below under "Transactions with Interested Parties" by its ownership percentage in the cumulative losses of Avanit and expects to record a pretax charge under "other income" in the quarter ending June 30, 2002 of approximately $600,000 in connection with the loan.

CyberOptics also believes that it will likely have to reduce the remaining $900,000 carrying value as Avanti incurs additional losses during its development stage and the cash balances of Avanti decline below $900,000.

         PROVISION FOR INCOME TAXES AND EFFECTIVE INCOME TAX RATE

         CyberOptics recorded a tax benefit of $2.1 million for the three month period ended March 31, 2002. The tax benefit during 2002 reflects the expected annual effective rate, including the effect of benefits from CyberOptics'foreign sales corporation and research and development tax credits. CyberOptics has recorded taxes receivable based on it's ability to carry back current tax losses for a refund of taxes paid in prior years.

         ORDER RATE AND BACKLOG

         CyberOptics' orders totaled $4.2 million during the three month period ended March 31, 2002 compared to $13.5 million during three months ended March 31, 2001. Backlog totaled $2.7 million and $8.6 million at March 31, 2002 and 2001, respectively. The scheduled shipment of the March 31, 2002 backlog is as follows (in thousands):

        2nd Quarter 2002                   $ 2,512
        3rd  Quarter 2002 and after            213
                                           -------
        Total backlog                      $ 2,725

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents and marketable securities decreased $3.8 million to $24.8 million as of March 31, 2002 from $28.6 million as of December 31, 2001, primarily due to $3.5 million of cash used by operations.

         CyberOptics used $3.5 million of cash in operations during the first three months of 2002, primarily due to a net loss of $3.2 million, partially offset by $931,000 of non-cash expenses for depreciation and amortization, provision for inventory obsolescence and other non-cash items. The cash used by operations included a $1.3 increase in taxes receivable, a $566,000 decrease in accounts payable, and a $176,000 increase in inventories. The increase in taxes receivable were a result of estimated tax losses for the period which are expected to be collected as a refund from taxes paid in previous years. The decrease in accounts payable are primarily the result of the continued reduced activity level of CyberOptics. These items were offset somewhat by an increase in accrued expenses of $642,000, a decrease in other assets of $201,000 and a decrease in accounts receivable of $46,000. The increased accrued expenses include approximately $405,000 of facilities and severance costs accrued associated with the consolidation of CyberOptics' semiconductor product manufacturing operations in Oregon and a workforce reduction. The remaining increase in accrued expenses and decrease of other assets are the result of the timing of payments and prepaid expenses. During the first quarter of 2001, CyberOptics generated $2.1 million of cash from operations, primarily due to net income of $1.3 million, including $1.4 million of non-cash expenses. This increase was partially offset by a $561,000 net use of cash from changes in operating assets.

         CyberOptics generated $1.5 million of cash from investing activities during the three months ended March 31, 2002 compared to using $1.9 million during the three months ended March 31, 2001. The majority of the change in cash from investing activities is due to changes in the level of investment in marketable securities resulting from the purchases and maturities of those securities, which provided $1.8 million of cash in 2002 and used $1.5 million in 2001, net of maturities. CyberOptics used approximately $275,000 and $414,000 of cash for the purchase of fixed assets, the acquisition of certain technology and other intangible assets during the three months ended March 31, 2002 and 2001, respectively.

         CyberOptics generated $104,000 of cash from financing activities during the three months ended March 31, 2002 and $22,000 in the same period during 2001. Cash generated represents cash from stock option exercises.

         As of March 31, 2002, CyberOptics had no material commitments. While there were no material commitments, CyberOptics routinely evaluates investment opportunities that come to its attention and could make a significant commitment in the future. Through cost reduction measures implemented during 2001 and early 2002, management believes it has reduced CyberOptics' cash requirements to appropriate levels given the severity of the downturn being experienced by the electronics capital equipment industries it serves. With cash equivalents and investments of $24.8 million at March 31, 2002, CyberOptics believes current working capital will be adequate for anticipated operating needs.

         In May 2002, CyberOptics expended $1.5 million by making a term loan to Avanti Optics Corporation. CyberOptics has no further commitment to fund the operations of Avanti and does not have any current intention of making any additional contributions, as loans or equity, to Avanti.

         In May 2001, The Company's Board of Directors authorized the repurchase of up to an additional 500,000 shares of common stock. The shares may be repurchased from time to time on the open market through negotiated transactions. Repurchased shares will be used for employee compensation plans and other corporate purposes. As of March 31, 2002, the Company has not repurchased any shares under this authorization.

         At March 31, 2002, CyberOptics did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance of special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes. As such, CyberOptics is not materially exposed to any financing, liquidity, market or credit risk that could arise if CyberOptics had engaged in such relationships.

         OTHER FACTORS

         Changes in revenues have resulted primarily from changes in the level of unit shipments. CyberOptics believes that inflation has not had any significant effect on operations. Most of CyberOptics' international export sales are negotiated, invoiced and paid in U.S. dollars. Accordingly, although currency fluctuations do not have a significant effect CyberOptics' revenue and income per unit, they can influence the price competitiveness of CyberOptics' products relative to other technologies and the willingness of existing and potential customers to purchase products and services.

         As a result of acquisition and organic growth, CyberOptics has operating units located in the UK and Singapore. CyberOptics does not believe that currency fluctuations will have a material impact on its consolidated financial statements.

RECENT ACCOUNTING DEVELOPMENTS

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (Collectively, "the Statements"). The Statements eliminate the pooling-of-interest method of accounting for business combinations and the systematic amortization of goodwill and other intangible assets with indeterminable lives. CyberOptics adopted the provisions of FASB statements No. 141 and No. 142 effective January 1,2002, which eliminated the systematic amortization of goodwill and other intangible assets with indeterminable lives. Under the transition rules of FASB statement No. 142, CyberOptics will complete the first step of the transitional goodwill impairment test by June 30, 2002, and the second step of the transitional goodwill impairment test no later than December 31, 2002. While CyberOptics does not currently anticipate an impairment charge will be required upon completion of the transitional impairment tests based on preliminary evaluations, a final evaluation has not yet been completed and an impairment charge may be required upon completion of the impairment tests. In addition to any potential impairment charge that may be required, CyberOptics estimates that the adoption of the Statements will reduce fiscal 2002 amortization expense, on a pretax basis by approximately $1.3 million.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (the "Statement"). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement also eliminates the exception to the consolidation for a subsidiary for which control is likely to be temporary. CyberOptics adopted the Statement on January 1, 2002. The adoption of the Statement did not have a material impact on either the financial position or operating results of CyberOptics.

TRANSACTIONS WITH INTERESTED PARTIES

         On May 1, 2002, CyberOptics loaned $1.5 million to Avanti Optics Corporation ("Avanti"), a company founded by Steven K. Case, the Chairman, founder and a significant shareholder of CyberOptics. Erwin Kelen, a director of CyberOptics, also serves as director of Avanti, is a shareholder in Avanti, and is a representative of one of the principal venture capital investors in Avanti. CyberOptics held approximately 12 % of the outstanding capital stock of Avanti prior to the loan, which it had acquired in consideration of the contribution of $190,000 cash and intellectual property to Avanti when it was formed. The loan transaction was approved by the Board of Directors of CyberOptics without the participation of Dr. Case or Mr. Kelen and only after a determination that the loan was in the best interests of CyberOptics.

         The loan is represented by a convertible promissory note that bears interest at 3% above the prime rate of interest and is repayable on April 30, 2003, or upon an earlier event of default. The loan is secured by all of the intellectual property of Avanti (consisting primarily of rights in United States patents and patent applications in the area of photonics component manufacture). The loan and any accrued interest will automatically convert to the type of equity shares Avanti issues at the closing of the next qualifying equity financing occurring on or before the maturity date of the loan. The conversion to equity will be at 80% of the price in that equity round, and if there is a change of control prior to conversion, CyberOptics is entitled to receive twice the principal and interest then outstanding on the loan.

         In consideration of the loan, CyberOptics also received a five-year warrant to purchase the number of shares of Avanti equity securities as is equal to $450,000 (30% warrant coverage) divided by the price per share in the next equity financing of Avanti. The exercise price of the warrant will be equal to the price in such next equity financing.

         The loan was made in part to acquire the exclusive rights to manufacture and distribute manual and semi-automated equipment for the assembly of surface mountable optical components that are currently under development by Avanti. Although there is a high degree of risk involved in the completion of Avanti's development of this technology, the Board of CyberOptics concluded that there is substantial potential for these manual and semi-automated assembly machines.

         CyberOptics expects a pretax charge of approximately $600,000 to other expense in the second quarter of 2002 to record cumulative losses of Avanti consistent with CyberOptics' ownership percentage under the equity method of accounting.

                           PART II. OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON 8-K

A.  Exhibits

         10.1 Product Licensing and Loan Agreement dated May 1, 2002 between Avanti Optics Corporation and CyberOptics Corporation.

         10.2 Secured Convertible Promissory Note dated May 1, 2002 from Avanti Optics Corporation as maker to CyberOptics Corporation as holder.

         10.3 Warrant of Avanti Optics Corporation dated May 1, 2002.

b. Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2002, or during the period from March 31, 2002 to the date of this quarterly report on Form 10-Q.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CYBEROPTICS CORPORATION



                                          /S/ STEVEN M. QUIST
                                          -------------------
                                         STEVEN M. QUIST, CEO
                             (PRINCIPAL EXECUTIVE OFFICER AND
                                     DULY AUTHORIZED OFFICER)




                                             /S/ SCOTT LARSON
                                             ----------------
                         SCOTT LARSON, VICE PRESIDENT AND CFO
                            (PRINCIPAL ACCOUNTING OFFICER AND
                                     DULY AUTHORIZED OFFICER)




Dated: May 14, 2002