Form 10-Q
period 2002-06-30
CYBEROPTICS CORP
filed 2002-08-14
CIK 768411

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Check One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

At August 13, 2002, 8,220,716 shares of the issuer's Common Stock, no par value, were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             CYBEROPTICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   JUNE 30, 2002    DEC. 31, 2001
                                                                      (Unaudited)
--------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                                $ 3,343          $12,323
Marketable securities                                                      8,042            8,407
Accounts receivable, net                                                   4,012            2,740
Inventories                                                                8,723            9,667
Income tax Receivable                                                      3,697            2,076
Other current assets                                                         719              738
Deferred tax assets                                                        1,884            1,684
--------------------------------------------------------------------------------------------------
                    Total current assets                                  30,420           37,635

Marketable securities                                                      8,161            7,830
Equipment and leasehold improvements, net                                  2,778            3,375
Intangible and other assets, net                                           6,212            6,464
Goodwill, net                                                              5,478            5,048
Deferred tax assets                                                        2,221              829
--------------------------------------------------------------------------------------------------
                    Total assets                                         $55,270          $61,181
==================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                         $ 1,474          $ 1,787
Accrued expenses                                                           3,469            2,356
--------------------------------------------------------------------------------------------------
                    Total current liabilities                              4,943            4,143

Commitments and contingencies
Stockholders' equity:
      Preferred stock, no par value, 5,000 shares
        authorized, none outstanding
      Common stock, no par value, 37,500 shares
       authorized, 8,144 and 8,124 shares issued
       and outstanding, respectively                                      41,451           41,176
      Retained earnings                                                    9,461           15,954
      Accumulated other comprehensive income (loss)                         (585)             (92)
--------------------------------------------------------------------------------------------------
                    Total stockholders' equity                            50,327           57,038

--------------------------------------------------------------------------------------------------
                    Total liabilities and stockholders' equity           $55,270          $61,181
==================================================================================================


    SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                            THREE MONTHS ENDED JUNE 30,
                                                                 2002          2001
-------------------------------------------------------------------------------------
Revenues                                                        $5,912       $11,308
Cost of revenues                                                 3,772         5,126
-------------------------------------------------------------------------------------
     Gross margin                                                2,140         6,182
Research and development expenses                                2,261         2,221
Selling, general and administrative expenses                     3,582         3,850
Restructuring and severance costs                                  800           250
Amortization of intangibles                                        281           585
-------------------------------------------------------------------------------------
     Loss from operations                                       (4,784)         (724)
Interest income and other                                         (388)          465
-------------------------------------------------------------------------------------
     Loss before income taxes                                   (5,172)         (259)
Income tax (benefit) provision                                  (1,880)           95
-------------------------------------------------------------------------------------
     Net loss                                                  ($3,292)        ($354)
=====================================================================================
Net loss per share - Basic                                      ($0.40)       ($0.04)
Net loss per share - Diluted                                    ($0.40)       ($0.04)
=====================================================================================
Weighted average shares outstanding - Basic                      8,142         7,989
Weighted average shares outstanding - Diluted                    8,142         7,989

=====================================================================================
                                                             SIX MONTHS ENDED JUNE 30,
                                                                2002           2001
-------------------------------------------------------------------------------------
Revenues                                                       $10,444       $27,971
Cost of revenues                                                 6,705        12,100
-------------------------------------------------------------------------------------
     Gross margin                                                3,739        15,861
Research and development expenses                                4,575         4,450
Selling, general and administrative expenses                     7,266         9,028
Restructuring and severance costs                                1,647           250
Amortization of goodwill and other intangibles                     560         1,167
-------------------------------------------------------------------------------------
     Income (loss) from operations                             (10,309)          976
Interest income and other                                         (165)          792
-------------------------------------------------------------------------------------
     Income (loss) before income taxes                         (10,474)        1,768
Income tax (benefit) expense                                    (3,980)          810
-------------------------------------------------------------------------------------
     Net income (loss)                                         ($6,494)         $958
=====================================================================================
Net income (loss) per share - Basic                             ($0.80)        $0.12
Net income (loss) per share - Diluted                           ($0.80)        $0.12
=====================================================================================
Weighted average shares outstanding - Basic                      8,134         7,975
Weighted average shares outstanding - Diluted                    8,134         8,269
=====================================================================================

    SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                                     2002         2001
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                           ($6,494)       $958
        Adjustments to reconcile net income to
          net cash provided by operating
          activities:
          Depreciation and amortization                               1,468       2,206
          Provision for losses on inventories                           542         300
          Provision for doubtful accounts                                 7          52
          Deferred income taxes                                      (1,592)
          Amortization of restricted stock                               88          20
          Equity in losses of Avanti                                    645
          Changes in operating assets and liabilities
             excluding impact of acquisitions:
             Accounts receivable                                     (1,279)      5,673
             Inventories                                                402        (780)
             Other current assets                                      (346)        797
             Accounts payable                                          (313)     (2,438)
             Income taxes receivable                                 (1,621)       (345)
             Accrued expenses                                         1,113      (2,333)
----------------------------------------------------------------------------------------
                 Net cash provided
                   by operating activities                           (7,380)      4,110

CASH FLOWS FROM INVESTING ACTIVITIES:
        Maturities of marketable securities                          29,129      30,138
        Purchases of marketable securities                          (29,095)    (30,720)
        Loan to related party                                        (1,500)         --
        Purchases of businesses and technology, net of
             cash acquired                                               --        (164)
        Additions to equipment and leasehold improvements              (215)       (795)
        Additions to patents                                           (106)        (98)
----------------------------------------------------------------------------------------
                 Net cash used in
                  investing activities                               (1,787)     (1,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from exercise of stock options                         187         360
----------------------------------------------------------------------------------------
             Net cash provided by financing
               activities                                               187         360

Increase in cash and cash equivalents                                (8,980)       2,831
Cash and cash equivalents - beginning
        of period                                                    12,323      13,097
----------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                            $3,343     $15,928
========================================================================================

    SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

1. INTERIM REPORTING:

The interim consolidated financial statements presented herein as of June 30, 2002, and for the six and three month periods ended June 30, 2002 and 2001, are unaudited; however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the six and three month periods ended June 30, 2002, do not necessarily indicate the results to be expected for the full year. The December 31, 2001, consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2. ACCOUNTING CHANGES:

In June 2001, the Financial Accounting Standards Board issued FAS 142, Goodwill and Other Intangible Assets ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. With respect to goodwill amortization, CyberOptics adopted FAS 142 effective January 1, 2002. Actual results of operations for the six and three months ended June 30, 2002, and pro forma results of operations for the six and three months ended June 30, 2001 and the three years ended December 31, 2001, 2000 and 1999, had CyberOptics applied the non-amortization provisions of SFAS No. 142 follow (in thousands, except per share amounts):

                                                          THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                          ------------------                     ----------------
                                                   JUNE 30, 2002      JUNE 30, 2001      JUNE 30, 2002      JUNE 30, 2001
                                                   -------------      -------------      -------------      -------------
Reported net income (loss)                                                ($354)            ($6,494)             $958
Add back amortization, net of tax, for:
Goodwill                                                                    301                                   599
                                                                            ---                                   ---
Adjusted net income (loss)                           ($3,292)              ($50)            ($6,494)           $1,566


BASIC EARNINGS PER SHARE:
Reported net income (loss)                            ($0.40)            ($0.04)             ($0.80)            $0.12
Add back amortization for goodwill, net of tax                            $0.03                                 $0.08
Adjusted net income (loss)                            ($0.40)            ($0.01)             ($0.80)            $0.20

DILUTED EARNINGS PER SHARE:
Reported net income (loss)                            ($0.40)            ($0.04)             ($0.80)            $0.12
Add back amortization for goodwill, net of tax                            $0.03                                 $0.07
Adjusted net income (loss)                            ($0.40)            ($0.01)             ($0.80)            $0.19

                                                                    12 MONTHS ENDED
                                                                    ---------------
                                                DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999
                                                -----------------   -----------------   -----------------
Reported net income (loss)                           ($4,164)            $7,089             ($5,496)
Add back amortization, net of tax, for:
Goodwill                                              $1,208               $983                $696
                                                      ------               ----                ----
Adjusted net income (loss)                           ($2,956)            $8,072             ($4,800)


BASIC EARNINGS PER SHARE:
Reported net income (loss)                            ($0.52)             $0.91              ($0.74)
Add back amortization for goodwill, net of tax         $0.15              $0.13               $0.09
Adjusted net income (loss)                            ($0.37)             $1.04)             ($0.65)

DILUTED EARNINGS PER SHARE:
Reported net income (loss)                            ($0.52)             $0.81              ($0.74)
Add back amortization for goodwill, net of tax         $0.15              $0.12               $0.09
Adjusted net income (loss)                            ($0.37)             $0.93               $0.65


At June 30, 2002, CyberOptics had net goodwill of $5.5 million. Pursuant to FAS 142, CyberOptics completed its test for goodwill impairment during the second quarter of 2002. The Company's methodology for estimating fair value included utilizing several valuation methodologies, including discounted cash flows, in determining a reasonable valuation. The result of the tests performed indicates goodwill was not impaired as of January 1, 2002. Accordingly, no impairment charge has been recognized upon adoption. CyberOptics will perform reviews for the possible impairment of Goodwill on an annual basis.

3. CERTAIN BALANCE SHEET COMPONENTS (IN THOUSANDS):

Inventories consisted of the following:

                             JUNE 30,     DECEMBER 31,
                               2002             2001
                           ---------------------------
Raw materials               $5,918             $4,979

Work in process                561                673

Finished goods               2,244              4,015
                           ---------------------------
        Total inventories   $8,723             $9,667
                           ===========================

Intangible and other assets include the following:

                                        JUNE 30,       DECEMBER 31,
                                          2002             2001
                                       ----------      -----------
Gross intangibles:
     Developed technology                $  7,275         $  7,275
     Patents and trademarks                 1,322            1,226
     Customer Base                            280              280
     Workforce                                 --              560
                                         --------         --------
                                            8,877            9,341

Accumulated amortization:
     Developed technology                  (2,415)          (1,989)
     Patents and trademarks                (1,054)            (859)
     Customer base                           (117)             (82)
     Workforce                                 --             (130)
                                         --------         --------
                                           (3,586)          (3,060)

Avanti note receivable, net                   855
Other non-current assets                       66              183
                                         --------         --------
Total intangibles
     and other assets, net               $  6,212         $  6,464
                                         ========         ========

In connection with adopting SFAS 142, CyberOptics reassessed the useful lives and the classification of identifiable intangible assets and determined that as of January 1, 2002 , with the exception of reclassifying workforce into goodwill, they continue to be appropriate. Estimated aggregate amortization expense based on current intangibles for the next five years is as follows: $1.3 million in 2002, $1.3 million in 2003, $1.1 million in 2004, $1.0 million in 2005 and $0.6 million in 2006.

4. NET INCOME (LOSS) PER SHARE:

Basic net income per share has been computed using the weighted average number of shares outstanding during the period presented. The diluted net income per share includes the effect of common stock equivalents for each period. The shares used in the basic and diluted net income per share computation for the three and six month periods ended June 30, 2002 and the three month period ended June 30, 2001 are the same, as additional shares in the denominator would be anti-dilutive due to the Company's net loss. The number of shares utilized in the denominator of the diluted net income per share computation has been increased over the number of shares used in computing basic net income per share by 294,000 equivalent shares for the six months ended June 30, 2001. Shares for which the option price exceed the average market price were 930,000 and 563,000 for the three and six month periods ended June 30, 2002, respectively. Shares excluded due to the option price exceeding the average market price were 681,000 and 372,000 for the three and six month periods ended June 30, 2001, respectively.

5. COMPREHENSIVE INCOME (LOSS):

Statement of Financial Accounting Standards No. 130 requires that unrealized gains and losses on the Company's available-for-sale marketable securities and certain foreign currency translation adjustments be included as a component of other comprehensive income.

During the six month periods ended June 30, 2002 and 2001, total comprehensive income (loss) amounted to ($493,000) and $952,000, respectively. During the three month periods ended June 30, 2002 and 2001, total comprehensive income
(loss) amounted to ($358,000) and ($371,000), respectively. Accumulated other comprehensive loss at June 30, 2002 and December 31, 2001 was ($585,000) and ($92,000), respectively.

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. The adoption of SFAS No. 133 did not materially impact the Company's financial position as of June 30, 2001 or its results of operations or cash flows for the six months then ended.

The Company enters into foreign currency swap agreements to hedge short term inter-company financing transactions with its subsidiary in the United Kingdom. These currency swap agreements are structured to mature on the last day of each quarter and are designated as cash flow hedges. At June 30, 2002, the Company did not have an open swap agreement. During the three months ended June 30, 2001, the Company recognized a loss of approximately $439,000 from settlement of a foreign currency swap agreement which offset the $461,000 translation gain on the underlying inter-company balance.

The Company's foreign currency swap agreements contain credit risk to the extent that its bank counter-parties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counter-parties to major financial institutions. Management does not expect material losses as a result of defaults by other parties.

7. RESTRUCTURING AND SEVERANCE

In January 2002, CyberOptics incurred approximately $847,000 of severance and costs associated with cost reduction measures. Cost reduction measures included a workforce reduction, discretionary spending reductions, and the consolidation of semiconductor product manufacturing in Portland, Oregon. Severance costs were associated with a workforce reduction of 22 people. Approximately $545,000 of these costs were paid as of June 30, 2002. Facility exit and severance costs of approximately $302,000 were accrued as of June 30, 2002, and with the exception of facility exit costs will be substantially paid over the next six months. As of June 30, 2002, approximately $250,000 of facility exit costs are accrued, consisting of idle facilities for which lease obligations will continue through September 2004, and will be paid over the term of the lease.

In June 2002, CyberOptics incurred approximately $800,000 of severance and related costs associated with additional cost reduction measures. Cost reduction measures included a workforce reduction, and discretionary spending reductions. Severance costs were associated with a workforce reduction of 48 people. Approximately $77,000 of these costs were paid as of June 30, 2002. Severance costs of approximately $723,000 were accrued as of June 30, 2002, and will be substantially paid over the next six months. CyberOptics anticipates that approximately $150,000 of severance costs will be paid in he first 6 months of 2003.

In April 2001, CyberOptics incurred approximately $250,000 of severance costs associated with workforce reduction, all of which were paid in 2001.

8. RELATED PARTY TRANSACTION

In May 2002, CyberOptics funded a $1.5 million term loan to Avanti Optics Corporation ("Avanti"). The loan bears interest at three percent above the prime over its twelve-month term and is secured by all the intellectual property assets of Avanti. The term loan and any accrued interest will automatically convert to the type of equity shares Avanti issues at the closing of the next qualifying equity financing occurring on or before the maturity date of the loan. The Conversion to equity will be at 80% of the price in that equity round, and if there is a change of control prior to maturity, CyberOptics will receive payment of two times the loan balance and accrued interest as payment on the loan. As consideration for the Loan, CyberOptics received a five year warrant to purchase the number of shares of Avanti's equity securities as is equal to $450,000 divided by the price at which the next equity securities of Avanti are sold, which will be exercisable at the price of that equity round. In addition, the Company has obtained the exclusive rights to manufacture and distribute manual and semi-automated equipment for the assembly of surface mountable optical components being developed by Avanti. Avanti's chief executive officer is Steven K. Case, Ph. D., who is also the chairman and founder of CyberOptics. The transaction was approved by the Board of CyberOptics CyberOptics without the participation of Dr. Case or any other party who had a material interest in Avanti. CyberOptics believes the loan is on terms at least as favorable to CyberOptics as would have been obtained from an unaffiliated party.

CyberOptics had acquired 19% of the outstanding capital stock of Avanti in 2000 for cash and other assets. CyberOptics carrying value for accounting purposes for such investment had been reduced to zero in the first quarter of 2001 by its equity in the losses of Avanti. During the three months ended June 30, 2002, CyberOptics reduced the carrying value of the term loan by $645,000 to reflect CyberOptics equity in the cumulative losses of Avanti since the first quarter of 2001. CyberOptics will recognize future reductions in the carrying value of the loan by an amount equal to CyberOptics' equity interest in the losses of Avanti or the net realizable value of the loan, whichever results in a lower carrying value.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's results and financial position during the periods included in the accompanying financial statements or that could have an impact on future results. This discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and the Company's interim consolidated financial statements and associated notes.

The following Management's Discussion and Analysis contains "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs relating to future events, including statements regarding trends in the industries in which CyberOptics functions, levels of orders, research and development expenses, taxation levels, the sufficiency of cash to meet operating and capital expenses and the ability to continue to price foreign transactions in U.S. currency. These and other forward looking statements made by CyberOptics, must be evaluated in the context of a number of factors that may affect CyberOptics financial condition and results of operations, including the following:

-- The cyclical nature of capital expenditures in the electronics and semiconductor industry;

-- The affects of world events and economic conditions on CyberOptics and its customers;

-- The dependence of such operations on orders of one sensor product line from large OEM's of component placement machines in the surface mount electronics assembly industry;

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

-- Competition for the functions that the Company's products perform by larger "vision" companies, by other optical sensor companies, and by large multinational systems companies, many of which have greater resources and larger sales and distribution networks than CyberOptics;

-- Movement of electronics assembly business to Asia where CyberOptics has only recently opened a sales office.

In the preparation of the financial information contained in this 10-Q required CyberOptics' management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. CyberOptics' management evaluates these estimates on an ongoing basis, including those related to allowances for doubtful accounts, for warranty expense, and for obsolete inventory, the carrying value and any impairment of intangible assets, and the valuation allowance for deferred tax assets. These critical accounting policies are discussed in more detail in the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in CyberOptics' Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

REVENUES

The following table sets forth revenues by product line for the periods indicated (in Thousands):

                                              Six months ended              Three months ended
                                                   June 30,                      June 30,
                                             2002           2001           2002           2001
                                            -------        -------        -------        -------
OEM Solutions:
    Electronic Assembly Sensors (EAS)
       Products                             $ 2,729        $16,688        $ 1,515        $ 6,176
    Semiconductor Products                    3,216          4,149          1,768          2,095
End-User Systems Products                     4,498          7,134          2,628          3,037
                                            -------        -------        -------        -------
    Total                                   $10,443        $27,971        $ 5,911        $11,308


Revenues from EAS products decreased 84% during the six months ended June 30, 2002 from the six months ended June 30, 2001, and 75% during the three months ended June 30, 2002 from the same three months ended June 30, 2001. Decreased revenues from 2001 during the six and three month periods reflect the continued weak global market for electronic assembly equipment, which began to deteriorate in early 2001. CyberOptics' two largest EAS customers either suspended, or significantly decreased the rates of their orders beginning in the second half of 2001, and while these customers have begun to order products again, CyberOptics does not expect orders to reach the levels of the first half of 2001 during the second half of 2002. Revenues from EAS products did, however, increase approximately 25% in the second quarter of 2002 compared to the first quarter of 2002. Further, the order rates of the two largest EAS customers increased during the second quarter as compared to the four preceding quarters. Accordingly, CyberOptics anticipates higher EAS product revenues in the second half of 2002 compared to the first half of 2002. The Company's two largest EAS customers accounted for approximately 17% of total revenues for the six months ended June 30, 2002, and 47% of revenues for the comparable period in 2001. These customers accounted for approximately 17% of revenues in the second quarter of 2002 compared to 45% in the second quarter of 2001.

Semiconductor product revenues decreased 22% during the six months ended June 30, 2002 from the six months ended June 30, 2001, and decreased 16% during the three months ended June 30, 2002 from the three months ended June 30, 2001. This decreasing revenue in 2002 from 2001 is primarily due to a weakening demand in the semiconductor capital equipment market, which began in early 2001 and is consistent with the decline in the overall electronics capital equipment market. Beginning in 2002, demand for products in the semiconductor capital equipment market has shown modest recovery, as revenues increased 22% in the second quarter of 2002 compared to the three month perod ended March 31, 2002. This improvement is expected to continue with modest growth anticipated in the second half of 2002 compared to the first half of 2002.

End-User Systems product revenues decreased 37% during the six months ended June 30, 2002 from the six months ended June 30, 2001, and decreased 13% during the three months ended June 30, 2002 from the thee months ended June 30, 2001. The sales decreases in 2002 from 2001 for both the six and three month periods were due to weakening demand in the electronic assembly market, which began in early 2001 and continued through the second quarter of 2002. The weakened electronic assembly market has negatively effected capital spending by electronic manufacturing services (EMS) customers and other manufacturers of printed circuit board assemblies. However, the decrease in capital spending for inspection equipment has been less pronounced than for production equipment. CyberOptics believes that production difficulties associated with smaller and more complex components and increased production speeds will drive an investment in inspection equipment on production lines currently using manual inspection or no inspection at all. In addition, CyberOptics has introduced several new inspection systems and is beginning to make proportionately more sales of End-User Systems products to EMS customers located in Asian - the largest market for new circuit board assembly production capacity. Consequently, End-User systems revenues are expected to increase in the second half of 2002 compared to the first half of the year.

International revenues comprised approximately 60% and 72% of total revenues during the six month periods ended June 30, 2002 and 2001, respectively, and approximately 64% and 68% of revenues during the second quarter of 2002 and 2001, respectively. The international markets in Europe, Japan and the rest of Asia account for a significant portion of the capital equipment market for the manufacture of electronics, the primary market for the Company's EAS sensors and End-User systems product lines. The decrease in the proportion of total revenues attributable to international sources from 2001 to 2002 is almost entirely attributable to the suspension, and then lower rate, of orders from CyberOptics' two principal EAS customers.

Revenues generated from products used primarily for SMT electronic assembly production (revenues from OEM sensors and End-User systems) were approximately 69% and 85% of revenues for the six month periods ended June 30, 2002 and 2001, respectively, again reflecting the level of orders from CyberOptics' two largest EAS customers.

GROSS MARGIN

Gross margin for the six months ended June 30, 2002 decreased as a percent of revenues to 36% compared to 57% during the same period in 2001. For the second quarter of 2002, gross margin decreased to 36% of revenues compared to 55% during the comparable period in 2001. Gross margin is highly dependent on the level of revenues over which to spread the fixed component of cost of sales and the related realization of manufacturing efficiencies and the product mix of revenues. Revenue levels were 63% and 48% lower in six and three month periods ended June 30, 2002, respectively, than during the same periods in 2001, and although CyberOptics has reduced fixed costs as part its cost reduction actions, the magnitude of the revenue decline had a significant impact on gross margin. During 2002, gross margin was also negatively impacted by the increase in new-generation End-User Systems product revenues as a percentage of total sales and increased expense for obsolete inventory. End-User System product gross margins have been negatively impacted by higher production costs associated with new product introductions and by significant price pressure being experienced as several equipment suppliers compete for fewer sales opportunities. There can be no assurance that selling prices for End-User System products will fully recover when the electronic assembly market improves. In addition, CyberOptics is beginning to experience price pressure in its other product lines, as production equipment suppliers to the electronic assemble market (primary customers for EAS sensors) come under competitive price pressure and attempt to reduce the cost of their machines. CyberOptics does expect to see modest improvement in gross margin in the second half of 2002 as revenue levels increase.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 3% to $4.6 million during the six months ended June 30, 2002 from the six months ended June 30, 2001, and increased 2% to $2.3 million in the three months ended June 30, 2002 from the three months ended June 30, 2001. As a percentage of revenue, research and development expenses increased to 44% during the six months ended June 30, 2002 from 16% during the comparable period in 2001, and increased to 38% in the second quarter of 2002 compared to 20% in the same period in 2001, primarily as the result of decreased revenue in 2002 compared to 2001. Increased research and development expenses in 2002 were primarily the result of the company continuing to fund new product development on important new products even as revenues declined. Due to cost reduction measures initiated in the second quarter of 2002, CyberOptics anticipates research and development expense will decrease in the second half of 2002 compared to the first half of 2002.

Research and development expenses during the first and second quarters of 2002 were primarily focused on continued engineering development of the new high speed solder paste inspection system, the SE 300, and KS series AOI systems, next generation LaserAlign products, board alignment and on-head linescan cameras and enhancements to the semiconductor wafer mapping sensor product family. Customer funded research and development is recognized as a reduction of research and development expense. During the six months ended June 30, 2002, customer funded research and development recognized as a reduction of research and development expense totaled $311,000 compared to $97,000 during the first half of 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 20% to $7.3 million during the six month period ended June 30, 2002 compared to $9.0 million during the six months ended June 30, 2001, and decreased 7% to $3.6 million during the three months ended June 30, 2002 from the three months ended June 30, 2001. As a percentage of revenue, selling, general and administrative expenses increased to 70% during the six month period ended June 30, 2002 from 32% in 2001, and for the second quarter increased to 61% in 2002 from 34% in 2001. Decreased selling, general and administrative expenses in 2002 are primarily the result of cost reduction measures implemented throughout 2001 and early 2002 and reduced sales commission and other incentive compensation as the result of lower revenue levels.

RESTRUCTURING AND SEVERANCE COSTS

As of July 30, 2002, CyberOptics has implemented four workforce reductions designed to reduce the losses and negative cash flow resulting from the severe decline in its revenues caused by the depressed capital equipment markets for suppliers to electronics manufacturing. Two of those workforce reductions were completed during the year ended December 31, 2001.

In January 2002, CyberOptics incurred approximately $847,000 of severance and costs associated with cost reduction measures. Cost reduction measures included a workforce reduction, discretionary spending reductions, and the consolidation of semiconductor product manufacturing in Portland, Oregon. Severance costs were associated with a workforce reduction of 22 people. Approximately $545,000 of these costs were paid as of June 30, 2002. Facility exit and severance costs of approximately $302,000 were accrued as of June 30, 2002, and with the exception of facility exit costs will be substantially paid over the next six months. As of June 30, 2002, approximately $250,000 of facility exit costs are accrued, consisting of idle facilities for which lease obligations will continue through September 2004, and will be paid over the term of the lease.

In June 2002, CyberOptics incurred approximately $800,000 of severance and related costs associated with cost reduction measures. Cost reduction measures included a workforce reduction, and discretionary spending reductions. Severance costs were associated with a workforce reduction of 48 people. Approximately $77,000 of these costs were paid as of June 30, 2002. Severance costs of approximately $723,000 were accrued as of June 30, 2002, and will be substantially paid over the next six months. CyberOptics anticipates that approximately $150,000 of severance costs will be paid in he first 6 months of 2003.

In April 2001, CyberOptics incurred approximately $250,000 of severance costs associated with workforce reduction, all of which were paid in 2001.

AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS

Amortization of acquired intangible assets was approximately $560,000 and $281,000 for the six and three month periods ended June 30, 2002 compared to $1,167,000 and $585,000 during the comparable periods of 2001. The decrease in amortization for the six and three month periods ending June 30, 2002 is attributed to the adoption of the goodwill non-amortization provisions of FAS
142. Without the impact of adoption of FAS 142, amortization of intangible assets would have been approximately $1,226,000 and $616,000 for the six and three month periods ended June 30, 2002, respectively. Amortization is primarily attributable to developed technology, patents and trademarks resulting from CyberOptics' acquisition of technology and other assets of Kestra Ltd. and HAMA Laboratories, Inc. during the second quarter of 1999 and CyberOptics' acquisition of Imagenation Corporation during the fourth quarter of 2000. Amortization of these intangible assets is expected to approximate $280,000 per quarter over the remaining life of the intangible assets.

INTEREST AND OTHER

Interest income and other primarily includes interest earned on investments. Interest income declined for the six and three month periods ended June 30, 2002 compared to the same period in 2001 as a result of a lower investment balance and declining interest rates. In addition, CyberOptics reduced the carrying value of the $1.5 million loan to Avanti described below under "Transactions with Interested Parties" by its ownership percentage in the cumulative losses of Avanti which resulted in a charge of $645,000 in the three month period ended June 30, 2002. Avanti is a development stage company and is projecting continuing losses. Consequently, it is likely that the $855,000 carrying value of the Avanti loan will be required to be reduced in future periods to reflect CyberOptics' share of Avanti's losses and be further reduced to the extent that the liquidation value of Avanti (consisting primarily of cash balances) declines below the carrying value of CyberOptics' loan.

PROVISION FOR INCOME TAXES AND EFFECTIVE INCOME TAX RATE

CyberOptics recorded a tax benefit of approximately $4.0 million and $1.9 million for the six and three month periods ended June 30, 2002. The tax benefit during 2002 reflects the expected annual effective rate, including the effect of benefits from CyberOptics foreign sales corporation and research and development tax credits. CyberOptics has recorded taxes receivable based on its ability to carry back current tax losses for a refund of taxes paid in prior years.

At June 30, 2002, CyberOptics has net deferred tax assets of approximately $4.1 million. The ultimate realization of these assets is dependent upon CyberOptics returning to profitability. CyberOptics business is subject to cyclical changes in the electronics assembly markets and CyberOptics management believes that it will return to profitability with the next increase in these markets and that CyberOptics will be able to fully utilize the deferred tax assets. Nevertheless, accounting principals require that, if a company has recorded a cumulative loss in the jurisdiction that generated the deferred tax assets over a 36 month period, the tax asset is presumed uncollectible unless there are compelling reasons why it should be collected. If CyberOptics records net losses during the next quarter or next two quarters, depending upon the magnitude of the loss, CyberOptics may be required, absent other compelling factors existing at the time that would indicate that CyberOptics will be able to utilize the asset, to record a valuation allowance to reduce the carrying value to zero, resulting in a net charge to earnings of up to approximately $4.1 million. In addition, CyberOptics would not be able to record additional tax asset until such time as evidence exists that future utilization is sustainable.

ORDER RATE AND BACKLOG

CyberOptics' orders totaled $12.2 million during the six month period ended June 30, 2002 compared to $20.5 million during the six month period ended June 30, 2001. For the thee month period ended June 30, 2002, orders totaled $8.0 million compared to $7.0 million for the three months ended June 30, 2001 and $4.2 million in the three months ended March 31, 2002. Backlog totaled $4.8 million and $4.3 million at June 30, 2002 and 2001, respectively, and $2.7 million at March 31, 2002. The scheduled shipment of the June 30, 2002 backlog is as follows (in thousands):


3rd Quarter 2002                   $ 3,166
4th Quarter 2001 and after           1,620
                                   -------

    Total backlog                  $ 4,786

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and marketable securities decreased $9.0 million to $19.5 million as of June 30, 2002 from $28.6 million as of December 31, 2001, primarily due to $7.4 million of cash used by operations.

CyberOptics used $7.4 million of cash in operations during the first six months of 2002, primarily due to a net loss of $6.5 million, which included $2.8 million of non-cash expenses for depreciation and amortization, provision for inventory obsolescence, equity in losses of Avanti and other non-cash items and non-cash income of $1.6 million from the recording of deferred tax assets previously described under "Provision for Income Taxes and Effective Income Tax Rate". The cash used by operations included a $1.6 increase in taxes receivable, a $1.3 million increase in accounts receivable, a $313,000 decrease in accounts payable, and a $346,000 increase in other assets. The increase in taxes receivable were a result of estimated tax losses for the period which are expected to be collected as a refund from taxes paid in previous years offset by tax refunds of approximately $1.0 million received in the six months ended June 30, 2002. The increase in accounts receivable is the result of growing revenues, and the decrease in accounts payable are primarily the result of the continued reduced activity level of CyberOptics and the reduction in inventory purchases. These items were offset somewhat by an increase in accrued expenses of $1.1 million and a decrease in inventory of $402,000. Increased accrued expenses are primarily due to approximately $1.0 million of facilities and severance costs associated with the workforce reductions and other cost reduction measures implemented during 2002. The reduction in inventory is the result of increasing revenue and order rates in the second quarter of 2002. During the first six months of 2001, CyberOptics generated $4.1 million of cash from operations, primarily due to net income of $958,000, $2.6 million of non-cash expenses and a $5.7 million reduction in accounts receivable. This increase was partially offset by a $5.9 million net use of cash from changes in operating assets.

CyberOptics used $1.8 million of cash in investing activities during the six months ended June 30, 2002 compared to using $1.6 million during the same period in 2001. The majority of the change in cash from investing activities is due to the loan to Avanti. In addition, changes in the level of investment in marketable securities resulting from the purchases and maturities of those securities, provided $100,000 of cash in 2002 and used $582,000 in 2001, net of maturities. CyberOptics used approximately $321,000 and $1.1million of cash for the purchase of fixed assets, and the acquisition of technology and other intangible assets during the six months ended June 30, 2002 and 2001, respectively.

CyberOptics generated $187,000 of cash from financing activities during the six months ended June 30, 2002 and $360,000 in the same period during 2001. Cash generated from financing activities represents cash from stock option exercises.

As of June 30, 2002, CyberOptics had no material commitments for capital expenditures. While there were no material commitments, CyberOptics routinely evaluates investment opportunities that come to its attention and could make a significant commitment in the future. Cyber Optics cash and equivalent and investments totaled $19.5 million at June 30, 2002. With this level of cash and cash equivalents, and the reduced level of cash expenditures resulting from the last workforce reduction in July 2002, management believes that CyberOptics' cash and equivalents would be adequate to fund cash flow needs for at least 24 months, even if the severity of the downturn in the electronics capital equipment industries continues unabated. If the economic conditions appear to be continuing over the next year, management would make other adjustments in expense levels.

In May 2002, CyberOptics expended $1.5 million by making a term loan to Avanti Optics Corporation. CyberOptics has no further commitment to fund the operations of Avanti and does not have any current intention of making any additional contributions, as loans or equity, to Avanti.

At June 30, 2002, CyberOptics did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance of special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes. As such, CyberOptics is not materially exposed to any financing, liquidity, market or credit risk that could arise if CyberOptics had engaged in such relationships.

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

As a result of the Kestra Ltd. acquisition CyberOptics has an operating unit located in the UK. CyberOptics does not believe that currency fluctuations will have a material impact on its consolidated financial statements.

TRANSACTIONS WITH INTERESTED PARTIES

On April 30, 2002, CyberOptics loaned $1.5 million to Avanti Optics Corporation ("Avanti"), a company founded by Steven K. Case, the Chairman, founder and a significant shareholder of CyberOptics. Erwin Kelen, a director of CyberOptics, also serves as director of Avanti, is a shareholder in Avanti, and is a representative of one of the principal venture capital investors in Avanti. CyberOptics held approximately 12% of the outstanding capital stock of Avanti prior to the loan, which it had acquired in consideration of the contribution of $190,000 cash and intellectual property to Avanti when it was formed. The loan transaction was approved by the Board of Directors of CyberOptics without the participation of Dr. Case or Mr. Kelen and only after a determination that the loan was in the best interests of CyberOptics.

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

                           PART II. OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of CyberOptics Corporation was held at 3:30p.m. on Friday May 17, 2002. Shareholders holding 7,026,233 shares, or approximately 86.37% of the outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

a. Election of Directors

The following nominees were elected to serve as members of the Board of Directors until the annual meeting of shareholders in 2003 or until such time as a successor may be elected:

                                TABULATION OF VOTES
                                -------------------

                               FOR              WITHHELD
                               ---              --------
Steven K. Case             6,429,679            596,554

Steven M. Quist            6,562,214            464,019

Alex. B. Cimochowski       6,656,548            369,685

Kathleen P. Iverson        6,337,914            688,319

Erwin A. Kelen             6,656,643            369,590

Irene M. Qualters          6,656,448            369,785

Michael M. Selzer, Jr.     6,656,543            369,690


b. Approval of amendment to the 1998 Stock Incentive Plan

Shareholders approved an amendment to the 1998 Stock Incentive Plan to increase the number of shares of common stock reserved for issuance by 375,000 by a vote of 6,257,714 shares in favor, 723,848 shares against, and 44,671 shares abstained.


ITEM 6 - EXHIBITS AND REPORTS ON 8-K

a. Exhibits

99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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



Dated: August 13, 2002