Form 10-Q
period 2002-09-30
CYBEROPTICS CORP
filed 2002-11-14
CIK 768411

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Check One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

At November 13, 2002, 8,220,716 shares of the issuer's Common Stock, no par value, were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             CYBEROPTICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                              SEPT. 30, 2002    DEC. 31, 2001
                                                                (Unaudited)
---------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                         $  5,790       $ 12,323
Marketable securities                                                7,294          8,407
Accounts receivable, net                                             6,321          2,740
Inventories                                                          7,996          9,667
Income tax Receivable                                                2,453          2,076
Other current assets                                                   811            738
Deferred tax assets                                                     --          1,684
---------------------------------------------------------------------------------------------
                    Total current assets                            30,665         37,635

Marketable securities                                                5,703          7,830
Equipment and leasehold improvements, net                            2,555          3,375
Intangible and other assets, net                                     5,491          6,464
Goodwill, net                                                        5,478          5,048
Deferred tax assets                                                     --            829
---------------------------------------------------------------------------------------------
                    Total assets                                  $ 49,892       $ 61,181
=============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                  $  1,609       $  1,787
Accrued expenses                                                     2,807          2,356
---------------------------------------------------------------------------------------------
                    Total current liabilities                        4,416          4,143

Commitments and contingencies
Stockholders' equity:
      Preferred stock, no par value, 5,000 shares
        authorized, none outstanding
      Common stock, no par value, 37,500 shares
       authorized, 8,221 and 8,124 shares issued
       and outstanding, respectively                                41,952         41,176
      Retained earnings                                              4,065         15,954
      Accumulated other comprehensive (loss)                          (541)           (92)
---------------------------------------------------------------------------------------------
                    Total stockholders' equity                      45,476         57,038

---------------------------------------------------------------------------------------------
                    Total liabilities and stockholders' equity    $ 49,892       $ 61,181
=============================================================================================

    SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                                 2002          2001
-------------------------------------------------------------------------------------
Revenues                                                        $7,476        $6,189
Cost of revenues                                                 4,163         3,691
-------------------------------------------------------------------------------------
     Gross margin                                                3,313         2,498
Research and development expenses                                1,725         2,023
Selling, general and administrative expenses                     3,028         3,924
Restructuring and severance costs                                                169
Amortization of intangibles                                        281           592
-------------------------------------------------------------------------------------
     Loss from operations                                       (1,721)       (4,210)
Interest income and other                                         (343)          311
-------------------------------------------------------------------------------------
     Loss before income taxes                                   (2,064)       (3,899)
Income tax (benefit) provision                                   3,331        (1,950)
-------------------------------------------------------------------------------------
     Net loss                                                  ($5,395)      ($1,949)
=====================================================================================
Net loss per share - Basic                                      ($0.66)       ($0.24)
Net loss per share - Diluted                                    ($0.66)       ($0.24)
=====================================================================================
Weighted average shares outstanding - Basic                      8,195         8,052
Weighted average shares outstanding - Diluted                    8,195         8,052

=====================================================================================
                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                2002           2001
-------------------------------------------------------------------------------------
Revenues                                                       $17,920       $34,160
Cost of revenues                                                10,868        15,791
-------------------------------------------------------------------------------------
     Gross margin                                                7,052        18,369
Research and development expenses                                6,300         6,473
Selling, general and administrative expenses                    10,292        12,952
Restructuring and severance costs                                1,647           419
Amortization of goodwill and other intangibles                     843         1,759
-------------------------------------------------------------------------------------
     Loss from operations                                      (12,030)       (3,234)
Interest income and other                                         (508)        1,103
-------------------------------------------------------------------------------------
     Loss before income taxes                                  (12,538)       (2,131)
Income tax benefit                                                (649)       (1,140)
-------------------------------------------------------------------------------------
     Net Loss                                                  (11,889)         (991)
=====================================================================================
Net loss per share - Basic                                      ($1.46)       ($0.12)
Net loss per share - Diluted                                    ($1.46)       ($0.12)
=====================================================================================
Weighted average shares outstanding - Basic                      8,155         8,000
Weighted average shares outstanding - Diluted                    8,155         8,000
=====================================================================================

    SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                    2002         2001
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income loss                                            ($11,889)      ($991)
        Adjustments to reconcile net income to
          net cash provided by operating
          activities:
          Depreciation and amortization                               2,207       3,239
          Provision for losses on inventories                         1,138         535
          Provision for doubtful accounts                                73          (2)
          Deferred income taxes                                       2,513
          Amortization of restricted stock and other                     98          30
          Equity in losses of Avanti                                  1,055
          Changes in operating assets and liabilities
             excluding impact of acquisitions:
             Accounts receivable                                     (3,654)      8,795
             Inventories                                                533        (761)
             Other current assets                                      (309)        613
             Accounts payable                                          (178)     (1,658)
             Income taxes receivable                                   (376)     (2,588)
             Accrued expenses                                           451      (2,469)
----------------------------------------------------------------------------------------
                 Net cash provided (used)
                   by operating activities                           (8,338)      4,743

CASH FLOWS FROM INVESTING ACTIVITIES:
        Maturities of marketable securities                           8,854      11,781
        Purchases of marketable securities                           (5,614)    (11,436)
        Loan to related party                                        (1,500)         --
        Purchases of businesses and technology, net of
             cash acquired                                               --      (1,264)
        Additions to equipment and leasehold improvements              (398)     (1,177)
        Additions to patents                                           (215)       (157)
----------------------------------------------------------------------------------------
                 Net cash provided (used) in
                  investing activities                                1,127      (2,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from exercise of stock options                         187         446
        Proceeds from issuance of common stock
                 under employee stock purchase plan                     491         371
----------------------------------------------------------------------------------------
             Net cash provided by financing
               activities                                               678         817

Increase (decrease) in cash and cash equivalents                     (6,533)      3,307
Cash and cash equivalents - beginning
        of period                                                    12,323      13,097
----------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                            $5,790     $16,404
========================================================================================

    SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

1. INTERIM REPORTING:

The interim consolidated financial statements presented herein as of September 30, 2002, and for the nine and three month periods ended September 30, 2002 and 2001, are unaudited; however, in the opinion of management, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the nine and three month periods ended September 30, 2002, do not necessarily indicate the results to be expected for the full year. The December 31, 2001, consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2. ACCOUNTING CHANGES:

In June 2001, the Financial Accounting Standards Board issued FAS 142, Goodwill and Other Intangible Assets ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. With respect to goodwill amortization, CyberOptics adopted FAS 142 effective January 1, 2002. Actual results of operations for the nine and three months ended September 30, 2002, and pro forma results of operations for the nine and three months ended September 30, 2001 and the three years ended December 31, 2001, 2000 and 1999, had CyberOptics applied the non-amortization provisions of SFAS No. 142 follow (in thousands, except per share amounts):

                                                          THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                          ------------------                     -----------------
                                                  SEPT. 30, 2002     SEPT. 30, 2001      SEPT. 30, 2002      SEPT. 30, 2001
                                                  --------------     --------------      --------------      --------------
Reported net loss                                    ($5,395)           ($1,949)           ($11,889)             ($991)
Add back amortization of
goodwill, net of tax                                                        301                                    900
                                                                        -------                                -------
Adjusted net loss                                    ($5,395)           ($1,648)           ($11,889)              ($91)


BASIC EARNINGS PER SHARE:
Reported net loss                                     ($0.66)            ($0.24)             ($1.46)            ($0.12)
Add back amortization of goodwill, net of tax                             $0.04                                  $0.11
Adjusted net loss                                     ($0.66)            ($0.20)             ($1.46)            ($0.01)

DILUTED EARNINGS PER SHARE:
Reported net loss                                     ($0.66)            ($0.24)             ($1.46)            ($0.12)
Add back amortization of goodwill, net of tax                             $0.04                                  $0.11
Adjusted net loss                                     ($0.66)            ($0.20)             ($1.46)            ($0.01)

                                                                    12 MONTHS ENDED
                                                                    ---------------
                                                DECEMBER 31, 2001   DECEMBER 31, 2000  DECEMBER 31, 1999
                                                -----------------   -----------------  -----------------
Reported net income (loss)                           ($4,164)             $7,089            ($5,496)
Add back amortization of
goodwill, net of tax                                  $1,208                $983               $696
                                                      ------                ----               ----
Adjusted net income (loss)                           ($2,956)             $8,072            ($4,800)


BASIC EARNINGS PER SHARE:
Reported net income (loss)                            ($0.52)              $0.91             ($0.74)
Add back amortization of goodwill, net of tax          $0.15               $0.13              $0.09
Adjusted net income (loss)                            ($0.37)              $1.04             ($0.65)

DILUTED EARNINGS PER SHARE:
Reported net income (loss)                            ($0.52)              $0.81             ($0.74)
Add back amortization of goodwill, net of tax          $0.15               $0.12              $0.09
Adjusted net income (loss)                            ($0.37)              $0.93             ($0.65)



At September 30, 2002, CyberOptics had net goodwill of $5.5 million. Pursuant to FAS 142, CyberOptics completed its transitional test for goodwill impairment during the second quarter of 2002. The Company's methodology for estimating fair value included utilizing several valuation methodologies, including discounted cash flows, in determining a reasonable valuation. The result of the tests performed indicates goodwill was not impaired as of January 1, 2002. Accordingly, no impairment charge has been recognized upon adoption. CyberOptics will perform reviews for the possible impairment of Goodwill on an annual basis.

3. CERTAIN BALANCE SHEET COMPONENTS (IN THOUSANDS):

Inventories consisted of the following:

                           SEPT. 30,      DECEMBER 31,
                             2002              2001
                           ---------------------------
Raw materials               $3,703             $4,979

Work in process                971                673

Finished goods               3,322              4,015
                           ---------------------------
        Total inventories   $7,996             $9,667
                           ===========================

Intangible and other assets include the following:

                                      SEPTEMBER 30,    DECEMBER 31,
                                          2002             2001
                                      -------------    ------------
Gross intangibles:
     Developed technology                $  7,275         $  7,275
     Patents and trademarks                 1,408            1,226
     Customer Base                            280              280
     Workforce                                 --              560
                                         --------         --------
                                            8,963            9,341

Accumulated amortization:
     Developed technology                  (2,770)          (1,989)
     Patents and trademarks                (1,013)            (859)
     Customer base                           (134)             (82)
     Workforce                                 --             (130)
                                         --------         --------
                                           (3,917)          (3,060)

Avanti note receivable, net                   445
Other non-current assets                                       183
                                         --------         --------
Total intangibles
     and other assets, net               $  5,491         $  6,464
                                         ========         ========

In connection with adopting SFAS 142, CyberOptics reassessed the useful lives and the classification of identifiable intangible assets and determined that as of January 1, 2002, with the exception of reclassifying workforce into goodwill, they continue to be appropriate. Estimated aggregate amortization expense based on current intangibles for the next five years is as follows: $1.3 million in 2002, $1.3 million in 2003, $1.1 million in 2004, $1.0 million in 2005 and $0.6 million in 2006.

4. NET INCOME (LOSS) PER SHARE:

Basic net income per share has been computed using the weighted average number of shares outstanding during the period presented. The diluted net income per share includes the effect of common stock equivalents for each period. The shares used in the basic and diluted net income per share computation for the three and nine month periods ended September 30, 2002 and 2001 are the same, as additional shares in the denominator would be anti-dilutive due to the Company's net loss. Weighted average shares for which the option price exceeds the average market price were 1,550,000 and 1,178,000 for the three and nine month periods ended September 30, 2002, respectively. Weighted average shares for which the option price exceeds the average market price were 862,000 and 490,000 for the three and nine month periods ended September 30, 2001, respectively.


5. COMPREHENSIVE INCOME (LOSS):

Statement of Financial Accounting Standards No. 130 requires that unrealized gains and losses on the Company's available-for-sale marketable securities and certain foreign currency translation adjustments be included as a component of other comprehensive income.

During the nine month periods ended September 30, 2002 and 2001, total comprehensive income (loss) amounted to ($449,000) and ($844,000), respectively. During the three month periods ended September 30, 2002 and 2001, total comprehensive income (loss) amounted to $44,000 and ($1,796,000), respectively. Accumulated other comprehensive loss at September 30, 2002 and December 31, 2001 was ($541,000) and ($92,000), respectively.

6. INCOME TAXES:

In accordance with Statement of Financial Accounting Standards No. 109, as the result of US based operating losses incurred over the past three years and continued weakness in the markets served by CyberOptics and the resulting impact on order rates, the Company has reduced its effective tax rate to reflect only a current benefit resulting from the ability to carry-back losses to prior periods and recorded a valuation allowance against its deferred tax assets. The income tax provision for the quarter ended September 30, 2002 reflects the establishment of a valuation allowance against deferred tax assets of $4.1 million, which includes $2.5 million of deferred tax assets recorded as of December 31, 2001 and $1.6 million of deferred tax assets generated during the 9 month period ended September 30, 2002. During the remainder of 2002, the Company will record income tax expense or benefit on its profit and loss statement relating the change in its income tax receivable as the result of being able to carry-back losses generated during 2002 to prior years. Following the 2002 fiscal year, the Company does not expect to record tax expense or benefit until the Company is consistently profitable on a quarterly basis. At that time, the valuation allowance will be reassessed and could be eliminated, resulting in the recognition of the deferred tax assets.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. The adoption of SFAS No. 133 did not materially impact the Company's financial position as of September 30, 2001 or its results of operations or cash flows for the nine months then ended.

The Company enters into foreign currency swap agreements to hedge short term inter-company financing transactions with its subsidiary in the United Kingdom. These currency swap agreements are structured to mature on the last day of each quarter and are designated as cash flow hedges. At September 30, 2002, CyberOptics had one open swap agreement that was purchased on that date. As a result, there were no material unrealized gains or losses as of September 30, 2002. During the nine months ended September 30, 2002 CyberOptics recognized a loss of approximately $518,000 from the settlement of foreign currency swap agreements which offset the $415,000 translation gain on the underlying inter-company balance.

The Company's foreign currency swap agreements contain credit risk to the extent that its bank counter-parties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counter-parties to major financial institutions. Management does not expect material losses as a result of defaults by other parties.

8. RESTRUCTURING AND SEVERANCE:

In January 2002, CyberOptics incurred approximately $847,000 of severance and costs associated with cost reduction measures. Cost reduction measures included a workforce reduction, discretionary spending reductions and the consolidation of semiconductor product manufacturing in Portland, Oregon. Severance costs were associated with a workforce reduction of 22 people. Approximately $611,000 of these costs were paid as of September 30, 2002. Facility exit and severance costs of approximately $236,000 were accrued as of September 30, 2002, and with the exception of facility exit costs totaling approximately $215,000, will be substantially paid over the next three months. The facility exit costs, consisting of idle facilities for which lease obligations will continue through September 2004, will be paid over the term of the lease.

In June 2002, CyberOptics incurred approximately $800,000 of severance and related costs associated with additional cost reduction measures. Cost reduction measures included a workforce reduction and discretionary spending reductions. Severance costs were associated with a workforce reduction of 48 people. Approximately $557,000 of these costs were paid as of September 30, 2002. Severance costs of approximately $243,000 were accrued as of September 30, 2002, and will be substantially paid over the next nine months.

9. RELATED PARTY TRANSACTION:

In May 2002, CyberOptics funded a $1.5 million term loan to Avanti Optics Corporation ("Avanti"). The loan bears interest at three percent above the prime rate over its twelve-month term and is secured by all the intellectual property assets of Avanti. The term loan and any accrued interest will automatically convert to the type of equity shares Avanti issues at the closing of the next qualifying equity financing occurring on or before the maturity date of the loan. The conversion to equity will be at 80% of the price in that equity round, and if there is a change of control prior to maturity, CyberOptics will receive payment of two times the loan balance and accrued interest as payment on the loan. As consideration for the loan, CyberOptics received a five year warrant to purchase the number of shares of Avanti's equity securities as is equal to $450,000 divided by the price at which the next equity securities of Avanti are sold, which will be exercisable at the price of that equity round. In addition, the Company has obtained the exclusive rights to manufacture and distribute manual and semi-automated equipment for the assembly of surface mountable optical components being developed by Avanti. Avanti's chief executive officer is Steven K. Case, Ph. D., who is also the chairman and founder of CyberOptics. The transaction was approved by the Board of CyberOptics without the participation of Dr. Case or any other party who had a material interest in Avanti. CyberOptics believes the loan is on terms at least as favorable to CyberOptics as would have been obtained from an unaffiliated party.

CyberOptics had acquired 19% of the outstanding capital stock of Avanti in 2000 for cash and other assets. CyberOptics carrying value for accounting purposes for such investment had been reduced to zero in the first quarter of 2001 by its equity in the losses of Avanti. During the three months ended September 30, 2002, CyberOptics reduced the carrying value of the term loan by $410,000 to reflect CyberOptics equity in the cumulative losses of Avanti and a reduction of the investment to reflect its net realizable value as of September 30, 2002. At September 30, 2002, the carrying value of the loan is $445,000. CyberOptics will recognize future reductions in the carrying value of the loan by an amount equal to CyberOptics' equity interest in the losses of Avanti or the net realizable value of the loan, whichever results in a lower carrying value.

10. RECENT ACCOUNTING DEVELOPMENTS:

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

11. SUBSEQUENT EVENT:

In October 2002, the CyberOptics Board of Directors authorized the repurchase of up to 1,000,000 shares of CyberOptics common stock. The shares will be repurchased from time to time in the open market or through negotiated transactions. Shares repurchased will be used for employee compensation plans and other corporate purposes.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS:

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

The following Management's Discussion and Analysis contains "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs relating to future events, including statements regarding trends in the industries in which CyberOptics functions, levels of orders, research and development expenses, taxation levels, the sufficiency of cash to meet operating and capital expenses and the ability to continue to price foreign transactions in U.S. currency. These and other forward looking statements made by CyberOptics, must be evaluated in the context of a number of factors that may affect CyberOptics financial condition and results of operations, including the following:

-- The cyclical nature of capital expenditures in the electronics and semiconductor industry, which represents the end market for the majority of the Company's current products;

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

--Movement of electronics assembly business to Asia where CyberOptics has only recently opened a sales office

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

The preparation of the financial information contained in this 10-Q required CyberOptics' management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. CyberOptics' management evaluates these estimates on an ongoing basis, including those related to allowances for doubtful accounts, for warranty expense, and for obsolete inventory, the carrying value and any impairment of intangible assets, and the valuation allowance for deferred tax assets (see further discussion of valuation allowance for deferred tax assets below). These critical accounting policies are discussed in more detail in the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in CyberOptics' Form 10-K for the year ended December 31, 2001.

CyberOptics is required to assess the realizability of deferred tax assets and the need for a valuation allowance against those assets based on Statement of Financial Accounting Standards No. 109. As the result of US based operating losses incurred over the past three years and continued weakness in the markets served by CyberOptics and the resulting impact on order rates, the Company has reduced the current tax benefit recorded during the nine months ended September 30, 2002 to reflect only the amounts to be realized by carrying losses back to prior periods and recorded a valuation allowance against its deferred tax assets. The result is a charge to CyberOptics Statement of Operations of $4.1 million during the three months ended September 30, 2002. During the remainder of 2002, the Company will record income tax expense or benefit on its profit and loss statement relating the change in its income tax receivable as the result of being able to carry-back losses generated during 2002 to prior years. Following the 2002 fiscal year, the Company does not expect to record tax expense or benefit until the Company is consistently profitable on a quarterly basis. At that time, the valuation allowance will be reassessed and could be eliminated, resulting in the recognition of the deferred tax assets.

RESULTS OF OPERATIONS:

CyberOptics results of operations over the past three years have been significantly influenced by cyclical fluctuations in the markets for surface mount technology and semiconductor fabrication capital equipment (electronics capital equipment markets). We generate approximately 80-90% of revenues from the sales and service of sensors and system products directly to these market places. These markets have historically been very volatile, with periods of rapid growth followed by periods of significant contraction. Although the electronics capital equipment markets experienced rapid growth from the second half of 1999 through 2000, during the first half of 2001 they declined significantly and have remained at depressed levels. The affect of this dramatic fall-off in market activity caused a dramatic decline in portions of the Company's business and quarterly losses beginning in the second quarter of 2001 through the current quarter. The most dramatic impact was seen in our electronic assembly sensors product line where our customers purchased inventory in excess of their production needs resulting in further reductions in orders beginning in the second half of 2001.

CyberOptics revenue levels reached their low point of $4.3 million in the fourth quarter of 2001 and have been growing quarter over quarter since that point to $7.5 million in the third quarter of 2002. This sequential growth has been the result of our OEM electronic assembly and semiconductor customers reducing their inventory levels and ordering new sensors at higher levels, market acceptance of our new SMT end-user inspection system products and capacity expansion in Asia where we have experienced market success and revenue growth in our SMT end-user product line. CyberOptics currently believes that business activity levels in the electronics capital equipment markets have stabilized and expects these markets will experience moderate growth in the next several quarters, however, visibility into near-term orders remains limited.

REVENUES

The following table sets forth revenues by product line for the periods indicated (in Thousands):

                                      Nine months ended              Three months ended
                                        September 30,                   September 30,
                                      2002           2001           2002           2001
                                     -------        -------        -------        -------
OEM Solutions:
    Electronic Assembly Sensors (EAS)
       Products                       $5,203        $19,033         $2,474         $2,345
    Semiconductor Products             4,973          5,492          1,756          1,343
End-User Systems Products              7,744          9,635          3,246          2,501
                                     -------        -------        -------        -------
    Total                            $17,920        $34,160         $7,476         $6,189

Revenues from EAS products decreased 73% during the nine months ended September 30, 2002 from the nine months ended September 30, 2001, reflecting the continued weak global market for electronic assembly equipment, which began to deteriorate in early 2001. Revenues did however, increase 6% during the three months ended September 30, 2002 from the same three months ended September 30, 2001 and increased 63% in the third quarter of 2002 compared to the second quarter of 2002. Increased revenues in the third quarter of 2002 reflect the fact that our two largest EAS customers have begun ordering product at higher levels after suspending or significantly decreasing their order rates beginning in the second half of 2001. The Company's two largest EAS customers accounted for approximately 22% of total revenues for the nine months ended September 30, 2002, and 44% of revenues for the comparable period in 2001. These customers accounted for approximately 30% of revenues in the third quarter of 2002 compared to 27% in the third quarter of 2001.

Semiconductor product revenues decreased 9% during the nine months ended September 30, 2002 from the nine months ended September 30, 2001. This decreasing revenue in 2002 from 2001 is primarily due to a weakening demand in the semiconductor capital equipment market, which began in early 2001 and is consistent with the decline in the overall electronics capital equipment market. Revenues did, however, increase 31% during the three months ended September 30, 2002 from the three months ended September 30, 2001 and were consistent with revenue levels in the second quarter of 2002. Beginning in 2002, demand for products in the semiconductor capital equipment market was showing modest recovery, however, as revenues have flattened in the third quarter of 2002 compared to the second quarter of 2002, and order rates have decreased, CyberOptics would expect revenues in the fourth quarter of 2002 to be lower than the third quarter of 2002.

End-User Systems product revenues decreased 20% during the nine months ended September 30, 2002 from the nine months ended September 30, 2001, as the weakened electronic assembly market has negatively affected capital spending by electronic manufacturing services (EMS) customers and other manufacturers of printed circuit board assemblies. Revenues did, however, increase 30% during the three months ended September 30, 2002 from the three months ended September 30, 2001 and increased 24% from revenues in the second quarter of 2002. CyberOptics has introduced several new inspection systems and is beginning to see increased revenues from the sales of End-User Systems products to EMS customers located in Asia - the largest market for new circuit board assembly production capacity. In addition, CyberOptics believes that production difficulties associated with smaller and more complex components and increased production speeds is driving an investment in inspection equipment on production lines currently using manual inspection or no inspection at all.

International revenues comprised approximately 64% and 69% of total revenues during the nine month periods ended September 30, 2002 and 2001, respectively, and approximately 69% and 53% of revenues during the three month periods ended September 30, 2002 and 2001, respectively. The international markets in Europe, Japan and the rest of Asia account for a significant portion of the capital equipment market for the manufacture of electronics, the primary market for the Company's EAS sensors and End-User systems product lines.

Revenues generated from products used primarily for SMT electronic assembly production (revenues from OEM sensors and End-User systems) were approximately 72% and 84% of revenues for the nine month periods ended September 30, 2002 and 2001, respectively, reflecting the level of orders from CyberOptics' two largest EAS customers.

GROSS MARGIN

Gross margin for the nine months ended September 30, 2002 decreased as a percent of revenues to 39% compared to 54% during the nine months ended September 30, 2001. For the three months ended September 30, 2002, gross margin increased to 44% of revenues compared to 40% during the three months ended September 30, 2001. Gross margin is highly dependent on the level of revenues and resulting production levels over which to spread fixed manufacturing costs such as facilities and other compensation and non-compensation expenses that do not vary with activity levels. In addition, with higher production volumes, manufacturing processes become more efficient and reduce the overall cost of producing products for sale. Revenue levels were 48% lower in the nine month period ended September 30, 2002 than during the same periods in 2001, and although CyberOptics has reduced fixed costs as part of its cost reduction actions, the magnitude of the revenue decline had a significant impact on gross margin. During the three month period ended September 30, 2002, revenues were 21% higher than the same period in 2001 and consequently, gross margin comparisons are favorable.

The mix of products sold also has an impact on gross margins as a percentage of sales. During 2002, gross margins were negatively impacted by the increase in new-generation End-User Systems product revenues as a percentage of total sales and increased expense for obsolete inventory. End-User System product gross margins have been negatively impacted by higher production costs associated with new product introductions and by significant price pressure being experienced as several equipment suppliers compete for fewer sales opportunities. In addition, with the decision in the third quarter of 2002 to, over time, discontinue the sales of certain older version systems, CyberOptics recorded increased reserves for Obsolete inventory. There can be no assurance that selling prices for End-User System products will fully recover when the electronic assembly market improves. In addition, CyberOptics is beginning to experience price pressure in its other product lines, as production equipment suppliers to the electronic assembly market (primary customers for EAS sensors) come under competitive price pressure and attempt to reduce the cost of their machines. CyberOptics does expect to see modest improvement in gross margin in the second half of 2002 as revenue levels increase and cost reduction measures are implemented.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 3% to $6.3 million during the nine months ended September 30, 2002 from the nine months ended September 30, 2001, and decreased 15% to $1.7 million in the three months ended September 30, 2002 from the three months ended September 30, 2001. As a percentage of revenue, research and development expenses increased to 35% during the nine months ended September 30, 2002 from 19% during the comparable period in 2001, but decreased to 23% in the third quarter of 2002 compared to 33% in the same period in 2001. Research and development expenses were maintained at relatively high levels during the first half of 2002 as CyberOptics continued to fund new product development on important new products even as revenues levels were significantly lower than the prior year. During the three month period ended September 30, 2002 cost reduction measures initiated in the second quarter of 2002, enabled CyberOptics to significantly reduce research and development expenses to levels it anticipates maintaining over the next several quarters.

Research and development expenses during the nine months ended September 30, 2002 were primarily focused on continued engineering development of the new high speed solder paste inspection system, the SE 300, and KS series AOI systems, next generation LaserAlign products, board alignment and on-head linescan cameras and enhancements to the semiconductor wafer mapping sensor product family. Customer funded research and development is recognized as a reduction of research and development expense. During the nine months ended September 30, 2002, customer funded research and development recognized as a reduction of research and development expense totaled $75,000 compared to $604,000 during the nine months ended September 30, 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 21% to $10.3 million during the nine month period ended September 30, 2002 compared to $13.0 million during the nine months ended September 30, 2001, and decreased 23% to $3.3 million during the three months ended September 30, 2002 from the three months ended September 30, 2001. As a percentage of revenue, selling, general and administrative expenses increased to 57% during the nine month period ended September 30, 2002 from 38% in 2001, and for the third quarter decreased to 41% in 2002 from 63% in 2001. Decreased selling, general and administrative expenses in 2002 are primarily the result of cost reduction measures implemented throughout 2001 and early 2002, which primarily included workforce reductions and related costs.

RESTRUCTURING AND SEVERANCE COSTS

As of June 30, 2002, CyberOptics has implemented four workforce reductions designed to reduce the losses and negative cash flow resulting from the severe decline in its revenues caused by the depressed capital equipment markets for suppliers to electronics manufacturing. Two of those workforce reductions were completed during the year ended December 31, 2001.

In January 2002, CyberOptics incurred approximately $847,000 of severance and costs associated with cost reduction measures. Cost reduction measures included a workforce reduction, discretionary spending reductions, and the consolidation of semiconductor product manufacturing in Portland, Oregon. Severance costs were associated with a workforce reduction of 22 people. Approximately $611,000 of these costs were paid as of September 30, 2002. Facility exit and severance costs of approximately $236,000 were accrued as of September 30, 2002, and with the exception of facility exit costs totaling approximately $215,000, will be substantially paid over the next three months. The facility exit costs, consisting of idle facilities for which lease obligations will continue through September 2004, will be paid over the term of the lease.

In June 2002, CyberOptics incurred approximately $800,000 of severance and related costs associated with cost reduction measures. Cost reduction measures included a workforce reduction, and discretionary spending reductions. Severance costs were associated with a workforce reduction of 48 people. Approximately $557,000 of these costs were paid as of September 30, 2002. Severance costs of approximately $243,000 were accrued as of September 30, 2002, and will be substantially paid over the next nine months.

AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS

Amortization of acquired intangible assets was approximately $843,000 and $281,000 for the nine and three month periods ended September 30, 2002 compared to $1,759,000 and $592,000 during the comparable periods of 2001. The decrease in amortization for the nine and three month periods ending September 30, 2002 is attributed to the adoption of the goodwill non-amortization provisions of FAS
142. Without the impact of adoption of FAS 142, amortization of intangible assets would have been approximately $1,843,000 and $616,000 for the nine and three month periods ended September 30, 2002, respectively. Amortization is primarily attributable to developed technology, patents and trademarks resulting from CyberOptics' acquisition of technology and other assets of Kestra Ltd. and HAMA Laboratories Inc. during the second quarter of 1999 and CyberOptics' acquisition of Imagenation Corporation during the fourth quarter of 2000. Amortization of these intangible assets is expected to approximate $280,000 per quarter over the remaining life of the intangible assets.

INTEREST AND OTHER

Interest income and other primarily includes interest earned on investments. Interest income declined for the nine and three month periods ended September 30, 2002 compared to the same period in 2001 as a result of a lower investment balance and declining interest rates. In addition, CyberOptics reduced the carrying value of the $1.5 million loan to Avanti described below under "Transactions with Interested Parties" by its ownership percentage in the cumulative losses of Avanti and to reduce the loan value to its realizable value as of September 30, 2002. These reductions in carrying value resulted in a charge of $1,055,000 and $410,000 in the nine and three month periods ended September 30, 2002, respectively. Avanti is a development stage company and is projecting continuing losses. Consequently, it is likely that the $445,000 carrying value of the Avanti loan will be required to be reduced in future periods to reflect the liquidation value of Avanti (consisting primarily of cash balances).

PROVISION FOR INCOME TAXES AND EFFECTIVE INCOME TAX RATE

CyberOptics recorded tax expense (provision) of approximately $3.3 million during the three month period ended September 30, 2002 compared to a tax benefit of $2.0 million for the same period in 2001. Tax expense recorded in the third quarter of 2002 is the result of reducing the 2002 effective tax benefit rate and establishing a valuation allowance against deferred tax assets (see disclosure in "Critical Accounting Policies and Estimates"). For the nine month period ended September 30, 2002, CyberOptics has recorded a tax benefit. For the nine and three month periods ended September 30, 2001, the tax benefit of $1.1 million and $2.0 million reflects the expected annual effective rate, including the effect of benefits from CyberOptics' foreign sales corporation and research and development tax credits.

ORDER RATE AND BACKLOG

CyberOptics' orders totaled $19.2 million during the nine month period ended September 30, 2002 compared to $25.1 million during the nine month period ended September 30, 2001. For the three month period ended September 30, 2002, orders totaled $7.0 million compared to $4.6 million for the three months ended September 30, 2001. Backlog totaled $4.3 million and $2.7 million at September 30, 2002 and 2001, respectively. The scheduled shipment of the September 30, 2002 backlog is as follows (in thousands):

4th Quarter 2002                   $ 4,129
1st Quarter 2003 and after             143
                                   -------

    Total backlog                  $ 4,272

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and marketable securities decreased $9.8 million to $18.8 million as of September 30, 2002 from $28.6 million as of December 31, 2001, primarily due to $8.3 million of cash used by operations.

CyberOptics used $8.3 million of cash in operations during the first nine months of 2002, primarily due to a net loss of $11.9 million, which included $7.1 million of non-cash expenses for depreciation and amortization, provision for inventory obsolescence, equity in losses of Avanti, establishing a valuation allowance on deferred tax assets previously discussed under "Provision for Income Taxes and Effective Income Tax Rate" and other non-cash items. The cash used by operations included a $3.7 million increase in accounts receivable, a $376,000 increase in taxes receivable and a $309,000 increase in other assets. The increase in accounts receivable is primarily due to growing revenues and the increase in taxes receivable were a result of estimated tax losses for the period which are expected to be collected as a refund from taxes paid in previous years, offset by tax refunds of approximately $3.1 million received in the nine months ended September 30, 2002. These items were offset somewhat by an increase in accrued expenses of $451,000 and a decrease in inventory of $533,000. Increased accrued expenses are primarily due to approximately $479,000 of facilities and severance costs associated with the workforce reductions and other cost reduction measures implemented during 2002. The reduction in inventory is the result of increasing revenue in the third quarter of 2002. During the first nine months of 2001, CyberOptics generated $4.7 million of cash from operations, primarily due to $3.8 million of non-cash expenses and a $8.8 million reduction in accounts receivable. These items offset a net loss of $991,000 during the nine months ended September 30, 2001 and a $6.9 million net use of cash from changes in operating assets.

CyberOptics generated $1.1 million of cash in investing activities during the nine months ended September 30, 2002 compared to using $2.3 million during the same period in 2001. Changes in the level of investment in marketable securities resulting from the purchases and maturities of those securities, generated $3.2 million of cash in 2002, and compared to $345,000 in 2001, net of maturities. In addition, CyberOptics used $1.5 million of cash for the Avanti loan in 2002 and $1.3 million of cash to purchase businesses and technology in 2001. CyberOptics used approximately $613,000 and $1.3 million of cash for the purchase of fixed assets and the acquisition of technology and other intangible assets during the nine months ended September 30, 2002 and 2001, respectively.

CyberOptics generated $678,000 of cash from financing activities during the nine months ended September 30, 2002 and $817,000 in the same period during 2001. Cash generated from financing activities represents cash from stock option exercises and issuance of common stock under the Employee Stock Purchase Plan.

In October 2002, the CyberOptics Board of Directors authorized the repurchase of up to 1,000,000 shares of CyberOptics common stock. The shares will be repurchased from time to time in the open market or through negotiated transactions. Shares repurchased will be used for employee compensation plans and other corporate purposes.

Except for the share repurchase program discussed above, CyberOptics had no material commitments for capital expenditures as of September 30, 2002. While there were no material commitments, CyberOptics routinely evaluates investment opportunities that come to its attention and could make a significant commitment in the future. CyberOptics cash and equivalents and investments totaled $18.8 million at September 30, 2002. With this level of cash and cash equivalents, and the reduced level of cash expenditures resulting from higher revenue and the last workforce reduction in June 2002, management believes that CyberOptics' cash and cash equivalents would be adequate to fund cash flow needs for at least 24 months, even if the severity of the downturn in the electronics capital equipment industries continues unabated. If the economic conditions appear to be continuing over the next year, management would seek bank financing or make other adjustments in expense levels.

In May 2002, CyberOptics expended $1.5 million by making a term loan to Avanti Optics Corporation. CyberOptics has no further commitment to fund the operations of Avanti and does not have any current intention of making any additional contributions, as loans or equity, to Avanti.

At September 30, 2002, CyberOptics did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance of special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes. As such, CyberOptics is not materially exposed to any financing, liquidity, market or credit risk that could arise if CyberOptics had engaged in such relationships.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

CyberOptics has a policy of using forward exchange contracts to hedge net exposures related to inter-company financing transactions with its subsidiary in the United Kingdom. The primary objective of these hedging activities is to maintain an approximately balanced foreign currency position so that gains and losses resulting from exchange rate changes, net of related tax effects, are minimized (see footnote 7).

CyberOptics invests excess funds not required for current operations in marketable securities. The investment policy dictates that these securities consist of U.S. Government or U.S. Government agency securities or certain approved corporate instruments with maturities of three years or less and an average portfolio maturity of not more than 18 months. All marketable securities are classified as available for sale and carried at fair market value.


ITEM 4 - CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) as of September 30, 2002 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

b. Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                           PART II. OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON 8-K

a. Exhibits

99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2002, or during the period from September 30, 2002 to the date of this quarterly report on Form 10-Q.

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







                                                             /S/ SCOTT G. LARSON
                                                             -------------------
                                        SCOTT G. LARSON, CHIEF FINANCIAL OFFICER
                                               (PRINCIPAL ACCOUNTING OFFICER AND
                                                        DULY AUTHORIZED OFFICER)




Dated: November 13, 2002

                                  CERTIFICATION

I, Steven M. Quist, Chief Executive Officer of CyberOptics Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CyberOptics
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                       /s/ Steven M. Quist
                                       --------------------------------
                                       Steven M. Quist

                                 CERTIFICATION

I, Scott G. Larson, Chief Financial Officer of CyberOptics Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CyberOptics
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         b) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         d) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                       /s/ Scott G. Larson
                                       ---------------------------
                                       Scott G. Larson