Form 10-K
period 2002-12-31
CYBEROPTICS CORP
filed 2003-03-28
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  [x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange
                Act of 1934 for the Year Ended December 31, 2002.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No _X_

As of March 26, 2003, the aggregate market value of the registrant's Common Stock, no par value, held by non-affiliates of the registrant was $30,834,948 (based on the closing sale price of common stock as of March 26, 2003 as quoted on the Nasdaq National Market).

As of March 26, 2003, there were 8,190,416 shares of the registrant's Common Stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The responses to items 10, 11, 12 and 13 herein are incorporated by reference to certain information in the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 16, 2003.

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS.

     Our Annual Report on Form 10-K contains a number of statements about our future operations. We may make statements regarding anticipated product introductions, changes in markets, customers and customer order rates, expenditures in research and development, growth in revenue, taxation levels, the effects of pricing, and the ability to continue to price foreign transactions in US currency, all of which represent our expectations and beliefs about future events. Our actual results may vary from these expectations because of a number of factors that affect our business, the most important of which include the following:
o We operate in a very cyclical market--the electronics capital equipment market--that is currently in one of the most severe downturns in its history. We have been unable to predict when this downturn will end and if it continues, we likely will not achieve our operating objectives and may need to make further adjustments to our expenses and operations to retain adequate cash to finance operations for the long term.
o Our operations and markets could be further negatively affected by world events that effect economies and commerce in countries, such as China and Japan, in which we do business.
o We have been dependent on two original equipment manufacturer customers for a large portion of our revenue that have significantly decreased their order rates during the past 18 months. If those customers are unsuccessful selling the products into which our sensors are incorporated, design their products to function without our sensors, purchase sensors from other suppliers, or otherwise terminate their relationships with us, our results of operations would be significantly negatively affected.
o During 2002, approximately 27% of our total revenue was generated by sales of a single SMT Systems product line, the SE 300. If we are not successful in continuing to sell and differentiate this product line relative to our competition, our results of operations would be significantly negatively affected.
o We generate more than half of our revenue (approximately 67% in 2002) from export sales. Our export sales are subject to many of the risks of international operations, including changes in economic and business climate in foreign countries that affect the business health of our customers, changes in exchange rates that affect the willingness of customers to purchase our products, different laws that may affect our ability to protect our intellectual property, and the expense of long-distance commerce.
o Our current products, as well as the products we have under development, are designed to operate with the technology we believe currently exists or may exist for electronic components and printed circuit boards. The technology for these components changes rapidly and if we incorrectly anticipate technology developments, or have inadequate resources to develop our products to deal with changes in technology, our products could become obsolete.
o Our electronic assembly sensor products compete with products made by larger machine vision companies, other optical sensor companies, and by solutions internally developed by our customers.
o The electronics capital equipment market is currently depressed and becoming more mature, resulting in increased price pressure on suppliers of equipment. Consequently, our electronic assembly system and sensor products may become subject to increased levels of price competition and competition from other technologies.
o Our surface mount technology systems product group uses a different distribution network and has different margins than our electronic assembly sensor product group and, to the extent it constitutes a larger portion of our business, our profitability may be affected.
o We compete with large multinational systems companies in sales of our surface mount technology systems products, many of which are able to take advantage of greater financial resources and larger sales distribution networks.
o We compete in large part based on the technology we have developed and our success in competing will depend in part on the degree to which we are successful in protecting that technology and enforcing our technology rights in the United States and other countries.
o We use outside contractors to manufacture the components used in some of our products and some of the components we order require significant lead times that could effect our ability to sell our products if not available.
o We plan to introduce a number of new products during fiscal 2003 and if those introductions are delayed, our revenue and profitability could be negatively affected.

                                     PART I.

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

        CyberOptics(R) Corporation was founded in 1984 by Dr. Steven K. Case, a former professor at the University of Minnesota, with the goal of commercializing technology for non-contact three-dimensional sensing. Our world headquarters are located at 5900 Golden Hills Drive in Golden Valley, Minnesota.

        We are a leading global supplier of optical process control sensors and inspection systems to the surface mount technology (SMT) electronic circuit board assembly equipment and semiconductor fabrication equipment markets. Our products enable the global SMT and semiconductor industries to meet the rigorous quality demands for printed circuit board assembly and semiconductor wafer transport. Utilizing a variety of proprietary technologies such as laser, optics and machine vision, combined with software, electronics and mechanical design, our products enable manufacturers to increase operating through-put, product yields and quality by measuring the characteristics and placement of components both during and after manufacturing processes.

        Most of our products (75% of revenue in 2002) are developed and sold for use in the SMT electronic circuit board assembly equipment market. We sell products in this market both as sensor components that are incorporated into products manufactured by other companies for sale to end-users, and as more complete "systems" that are sold directly to end-users. Our OEM sensor products are sold to manufacturers of pick-and-place machines in this market to align electronics components during placement on the circuit board and to measure electronic component lead coplanarity during assembly. Our systems products are sold to contract manufacturers and other companies that use surface mount assembly lines, both to control quality off-line and as in-line systems to measure screen printed solder paste, to inspect circuit boards after component placement, to confirm proper placement after full assembly of circuit boards and to inspect solder joints on printed circuit boards.

        We also develop and sell products for use with the robotic equipment that handles semiconductor wafers during the semiconductor fabrication process. In addition, we sell a frame grabber product line for general industrial applications. These product lines are sold through CyberOptics Semiconductor, Inc. which was formed from the combination of HAMA(TM) Sensors, Inc. and Imagenation(R) Corporation, companies acquired in 1999 and 2000.

MARKET CONDITION

        Our operations have historically been heavily influenced by market conditions in worldwide electronics markets, and particularly in the SMT electronic assembly segment of these markets. These markets have historically been very cyclical, with periods of strong growth followed by periods of excess capacity and reduced levels of capital spending. Periods of growth in the electronics equipment markets from 1997 through the second quarter of 1998, and from the third and fourth quarters of 1999 to the second quarter of 2001, resulted in strong sales of our products, particularly OEM sensor products. These same market cycles have influenced sales of our Semiconductor Products lines. The semiconductor equipment cycles have historically followed a similar pattern to those of the SMT market and resulted in a period of strong sales of our products in 2000 and early 2001.

        The worldwide electronics equipment market experienced a dramatic decline starting in the second quarter of 2001, which has continued through 2002. Although we have been able to continue relatively strong sales of SMT Systems products through new product introductions, our Electronic Assembly Sensor (EAS) products, which had constituted $43.4 million or 68% of sales in 2000, declined to $20.2 million or 53% of sales in 2001 and to $8.1 million or 33% of sales in 2002. For several quarters during 2001 and 2002, our two largest Electronic Assembly Sensor (EAS) customers, who had purchased a large amount of inventory of our products in anticipation of a continued robust market, ordered no products at all. These customers began ordering product again during 2002, but their order rates remain low compared to 2000 and early 2001. Our Semiconductor Products line, which had experienced a record year in 2000, has also been severely impacted by the decline in the market for capital equipment for the semiconductor fabrication industry.

OBJECTIVE

        Our objective is to further expand our sales of product into the SMT circuit board assembly market with new and enhanced products in both the EAS sensor and SMT Systems product lines. We are currently introducing new sensor products for one of our largest OEM customers, which will increase the number of our sensors on their equipment. In addition, we are developing other new sensor products for applications in the SMT market. Our inspection systems products are gaining market acceptance and our strategy is to increase the percentage of worldwide production lines that use inspection in their production process to improve production yields and reduce cost. Currently only a relatively small percentage of production lines employ automated inspection in their production process. However, as as components become smaller and the speed at which SMT production lines operate increases, we believe that the market need for Automated Optical Inspection (AOI) will increase. With that market need, there is an opportunity for us to introduce inspection to existing production lines that currently do not use AOI as well as to gain market share on new production lines being installed, primarily in low cost regions of the world such as Asia.

        Our strategy for Semiconductor Products is to capitalize on selected original equipment manufacturer (OEM) sensor opportunities in the wafer fabrication capital equipment market. We currently sell sensors used in the wafer handling segment of this market, and we are developing other new OEM sensors for related new applications and new customers.

        Our ability to implement our strategy effectively is subject to numerous uncertainties and risks. The most significant risk being the timing of recovery in the global SMT circuit board assembly and semiconductor fabrication capital equipment markets. We cannot assure you that our efforts will be successful.

OPERATIONS AND PRODUCTS

        We develop, manufacture and sell intelligent, non-contact sensors and systems for process control and inspection. Our products are used primarily in the SMT electronic assembly and semiconductor fabrication sectors of the electronics industry and enable manufacturers to increase operating efficiencies, product yields and quality. In addition to proprietary hardware designs that combine precision optics, various light sources, and multiple detectors, our products incorporate software that controls the hardware and filters and converts raw data into application specific information. Our product offerings are sold both to OEMs that supply the SMT and semiconductor fabrication industries and to end-user customers who use our SMT Systems products directly for process and quality control in circuit board manufacture.

SMT ELECTRONIC ASSEMBLY SENSORS

        The SMT Electronic Assembly Sensor product line, which has generated the majority of our sales during the past seven years, is a family of mostly custom designed sensors incorporated into the products of OEM's, primarily in the SMT circuit board assembly equipment industry. We work closely with our OEM customers to integrate sensors into their equipment.

        LASERALIGN. The LaserAlign sensor family has accounted for the vast majority of sales in the SMT Electronic Assembly Sensors product line. These sensors are sold for incorporation into component placement machines used in the SMT production line that are manufactured by a number of different OEM customers. Sales of these products, including service repairs, to Juki Corporation and Assembleon N.V., accounted for approximately 13% and 15% of our revenue in 2002, and approximately 18% and 22% of our revenue in 2001, respectively. Accordingly, revenues and operations are currently heavily influenced by the level of purchases from these two customers and by the health of the SMT production industry.

        The LaserAlign family of products aligns components during transport on a pick and place machine prior to placement on a circuit board. After solder paste has been deposited and inspected, extremely small surface mount components known as chip capacitors and resistors are placed on the solder pads by component placement machines. LaserAlign sensors are incorporated into the placement heads of component placement machines to ensure accurate component placement at high production speeds. Various high-speed component placement machines utilize between one and sixteen LaserAlign sensors per machine. LaserAlign integrates an intelligent sensor, composed of a laser, optics and detectors with a microprocessor and software for making specific measurements. LaserAlign enables quick and accurate alignment of each component as it is being transported by the pick-and-place arm for surface mount assembly. Using non-contact technology, LaserAlign facilitates orientation and placement of components at much higher speeds than can be achieved using conventional mechanical or machine vision component centering systems.

        The LaserAlign sensor is offered in several different configurations to satisfy the requirements of the different machines on which it is used. The latest version of the LaserAlign sensor technology is being introduced in a new sensor for Assembleon N.V. during 2003. Revenue from new product shipments of LaserAlign sensors has been a principal contributor to our growth during the past five years and accounted for 19%, 38% and 53% of our total revenue in the years ended December 31, 2002, 2001, 2000, respectively.

        LASER LEAD LOCATOR. Following placement of the smallest leadless components, more sophisticated components, including microprocessor chips, are applied to the printed circuit boards by fine pitch component placement machines. Many of these components have leads on all sides that are soldered to the circuit board. Since all of these surface mount leads must make contact with the solder paste, lead coplanarity is a critical quality factor. The Laser Lead Locator, which is incorporated directly into fine pitch component placement machines, inspects components immediately before placement on the circuit board to identify defective or damaged leads and determines if all lead tips lie within the same plane. Sales of Laser Lead Locator have decreased over the last three years as customers have found alternative products for lead coplanarity inspection and as the need for inspection has decreased due to the continuing transition toward area array type packages for which Laser Lead Locator does not apply.

        DRILL BIT SENSORS. A substantial number of circuit boards are made with older through-hole technology using high speed drills to fabricate printed circuit boards. These drills are highly automated and contain multiple drill heads that cannot be constantly monitored by attendants. We manufacture two process control sensors for measuring characteristics of drill bits used in drilling holes in printed circuit boards. The first of these, the ADM(TM), was completed in 1989 and is used to ensure that drill bits are not damaged and that holes are drilled with the proper size. The second sensor, the LTC, was completed in 1990 and is used to detect broken drill bits so that all of the preprogrammed holes in the circuit board are properly drilled. Both sensors are sold under an exclusive arrangement to an OEM of drilling machines for incorporation into its products. During 2002, this customer has incorporated an alternative product and the companies negotiated a last time purchase of this product line. We do not anticipate future sales from this product line.

        DRS(TM) RANGE SENSORS. Our first commercial product was a range sensor known as a Point Range Sensor or PRS. We developed and introduced Digital Range Sensor(TM) (DRS) in late 1997, a new generation of sensors, designed to replace the PRS product line. We currently offer three DRS sensors that are equivalent to the seven sensors formerly sold in the PRS line with resolution equal to the best sensors of the PRS line. In addition, the Company designed and sold a custom DRS sensor for a specific OEM customer in 2000.

SEMICONDUCTOR PRODUCTS

        Although we had sold some sensors for semiconductor wafer inspection prior to 1999, the semiconductor product line became a significant part of our business with the acquisition of certain assets of HAMA Laboratories, Inc. in 1999 and was further expanded with the acquisition of Imagenation Corporation in 2000. Our principal semiconductor products are sensors that inspect the presence and orientation of semiconductor wafers in cassettes during the fabrication process. Other products include frame grabber and machine vision subsystems that were developed and sold by Imagenation. All semiconductor products are sold to original equipment manufacturers for incorporation into their workstations and systems.

        WAFER MAPPING AND ALIGNMENT SENSORS. We manufacture and sell laser based reflective sensors that improve the performance of robotic wafer handling equipment. During the fabrication process, semiconductor wafers are stored in slotted cassettes during transport to various fabrication tools. Robotic equipment removes the wafers from the cassettes and inserts them into a fabrication tool. Our wafer mapping sensors inspect for the presence of wafers in the cassettes and determine if the wafer is properly present and located in the cassette.

        FRAME GRABBER PRODUCTS AND MACHINE VISION SUBSYSTEMS. Frame grabber products are a machine vision component that captures, digitizes, and stores video images. These products are currently sold into a broad array of applications in a number of different industries, with strategic emphasis on semiconductor customers.

SMT SYSTEMS PRODUCTS

        Our SMT Systems product line consists of stand-alone measurement and inspection systems used in the SMT electronic assembly industry for process control and inspection. These systems are sold directly to end-user manufacturing customers that use them in a production line or along side a production line to maintain process and quality control. Our products incorporate proprietary sensors as well as substantial, off the shelf, translation or robotics hardware and complete computer systems or processors with internally developed software.

        SE 300. The SE 300 is an in-line system that measures in three dimensions the amount of solder paste applied to the circuit board after the first step of the SMT assembly process. Because of the small size of the components that must be placed on each pad of solder paste and the density of components placed on the circuit board, a significant amount of SMT assembly problems are related to the quality of solder paste deposition. Misplaced solder paste or excess or inadequate amounts of paste can lead to improper connections or bridges between leads causing an entire circuit board to malfunction.

        We first introduced the SE 300 in March 2000 and recorded our first revenues from sale of the SE 300 in the fourth quarter of 2000. The SE 300 is designed to inspect the height, area and volume of 100% of a circuit board at production line speeds and with resolution that allows it to measure the smallest chip scale packages and micro ball array component sites. The SE 300 can be retrofitted and integrated into most SMT production lines, providing real time quality control immediately after a printed circuit board leaves the screen printer and before component placement commences. Revenues from shipments of the SE 300 accounted for 27%, 10% and 1% of our total revenue in the years ended December 31, 2002, 2001 and 2000, respectively.

        SE 200 (FORMERLY CYBERSENTRY 2000). Introduced in the first quarter of 1995, the SE 200 system is designed to be installed in existing automated production lines and to strike a balance between inspection of 100% of each circuit board and the off-line bench top measurement tools used in quality control laboratories. The SE 200 incorporates a sensor extended on a mechanical robot arm over the production line that measures the height, area and volume of critical solder paste pads. Like the SE 300, the SE 200 can be retrofitted and integrated into most SMT production lines, providing real time quality control. The SE 200 inspects solder paste deposits on a selected sampling basis. During 2002, we decided to discontinue the SE 200 product and ship end-of life quantities to customers due to the strong demand for the SE 300. Future sales from this product will be minimal and limited to end-of life quantities. Shipments of the SE 200 product accounted for approximately 1%, 7%, and 12% of our total revenue for the years ended December 31, 2002, 2001, and 2000, respectively.

        LSM 300 (FORMERLY AUTOLSM). The Laser Section Microscope (LSM 300) is a low cost off-line instrument for making height and registration measurement of screen printed solder paste during the assembly of surface mount circuit boards. One of the principal advantages of the LSM 300 is its ease of use, as unskilled operators can make non-contact measurements with only minimal training. In February 1999, the Company introduced the LSM 300 in its current version that includes several enhancements over its predecessor, including AutoMeasure(TM) for automatic height measurement, a redesigned user interface, and a high-resolution monitor for improved image quality.

        KS 100 AND KS 50. The KS 100 is the first Automated Optical Inspection
(AOI) product we introduced using in-process technology acquired from Kestra Ltd. This in-line product measures and inspects the circuit board after component placement and before reflow to determine whether components have been placed correctly. The principal advantage of the KS 100 is ease of use for the operator compared to other AOI machines and the low level of false calls. We recognized initial revenues on the KS 100 in the fourth quarter of 2000.

        During late 2000, we released the KS 50 AOI system, using in-process technology purchased from Kestra. This product screens populated circuit boards for missing components either before or after the reflow oven. During 2002, in response to customer requests, we decided to introduce KS systems that incorporate high resolution color video display (see KS 75 and KS200 below). Consequently, we expect future sales of the KS 100 and the KS 50 products to be substantially reduced as KS sales are expected to shift to the KS 75 and KS 200 products.

        KS 75 AND KS 200. We introduced these AOI systems, which incorporate high resolution, color cameras for improved imaging in early 2002. The KS 75 can be deployed for inspection of circuit boards before and after the reflow oven and is capable of inspecting solder joints, currently the largest market application for AOI equipment. The KS 200 is designed to inspect the placement of very small (0201) components on circuit boards.

MARKETS AND CUSTOMERS

        We sell the vast majority of our products into the electronics manufacturing market, particularly the portion servicing manufacturers doing SMT circuit board assembly. The value of automation is high in this market because the products produced have high unit costs and are manufactured at speeds too high for effective human intervention. Moreover, the trend in these industries toward smaller devices with higher circuit densities and smaller circuit paths requires manufacturing and testing equipment capable of extremely accurate alignment and multidimensional measurement such as achieved using non-contact optical sensors. Customers in these industries also employ knowledgeable engineers who are competent to work with computer-related equipment. Our LaserAlign and Laser Lead Locator products are sold to OEM's serving this market and the SE, KS and LSM series inspection systems are sold to end user electronic assembly manufacturers in this market.

        We sell our Semiconductor Products into the semiconductor capital equipment market, and are used in the manufacture of semiconductor devices. This market has many of the same characteristics as the SMT electronics assembly market and requires non-contact optical measurement tools that enable the production of more complex, higher density and smaller semiconductor devices. We sell our wafer mapping and alignment sensors to manufacturers of equipment that transport wafers during the semiconductor manufacturing (front end fabrication) process. Wafer mapping and wafer/tool alignment type sensors will become increasingly critical to this market when the use of 300 millimeter semiconductor wafers and sub 90nm linewidth features become widespread.

        An increasing proportion of our end user SMT System sales are being originated in the low cost geographies of Asia, and particularly in the People's Republic of China. While there is a limited amount of new worldwide production capacity being added due to excess capacity for circuit board assembly, the new facilities that are being built are primarily in China. Consequently, most capital equipment suppliers are increasing their sales and operational capabilities in China to pursue sales in this market. In response, we opened our Singapore office in 2001 to support SMT Systems sales throughout Asia and are planning to open a sales office in China later in 2003. This market is also important to our OEM electronic assembly sensor product lines as our OEM customers are looking to sell their pick-and-place equipment into this market.

        We sell our products worldwide to many of the leading manufacturers of electronic circuit assembly equipment, semiconductor capital equipment manufacturers and end user electronic assembly manufacturers. We maintain a software development office in the UK, but did not have sales originating from locations other than the United States until 2001. During the first half of 2001, sales of the KS 100 system originated in the UK. During the second half of 2001, manufacturing of the KS series was moved to Minneapolis and all sales now originate in the United States.



        The following table sets forth the percentage of total sales revenue represented by total export sales (sales for delivery to countries other than the United States, including sales delivered through distributors) by location during the past three years:

                                    Year Ended December 31,
                                 2002        2001        2000
                               --------    --------    --------
Asia......................        36%         34%         37%
Europe....................        25%         29%         35%
Other(1)..................         6%          4%          1%

        (1) Includes export sales in North America, primarily export sales to Canada, Mexico and Latin America.

        See Note 10 to the Company's Consolidated Financial Statements contained in item 8 of this Form 10-K.

        All export sales are negotiated, invoiced and paid in United States dollars. Accordingly, although changes in exchange rates do not affect revenue and income per unit, they can influence the willingness of customers to purchase units.

SALES AND MARKETING

        Our Electronic Assembly Sensors and Semiconductor Products, particularly our wafer mapping products, are sold to large OEM customers by direct sales staff located in Minnesota, California, and Oregon. Our SMT Systems products are also sold through direct sales personnel located in Minnesota and regionally throughout the USA, as well as in the UK and Singapore. Our SMT Systems sales personnel sell directly to large national and international accounts, as well as supervise independent representatives and distributors. We have agreements with 21 representatives and distributors in North and South America who focus primarily on SMT Systems products sold to end-users. We make most of our sales to international end-users of SMT Systems products through 21 representatives and distributors covering Europe (14) and the Pacific Rim (7).

        We sell our semiconductor frame grabber products through direct sales staff located in Portland, Oregon, and through 25 sales representatives throughout the world. These representatives are not under contract, but are authorized to sell frame grabber products and in many cases act as system integrators for our products.

        We market our products through appearances at industry trade shows, advertising in industry journals, articles published in industry and technical journals and on the Internet. In addition, we have strategic relationships with certain key customers that serve as highly visible references.

BACKLOG

        Our products are typically shipped two weeks to four months after the receipt of an order. Since 1993, however, certain OEM customers have placed orders for delivery over as many as 12 months. Reflective of the decline in SMT markets, product backlog was $2.8 million on December 31, 2002, compared to $3.1 million at December 31, 2001 and $11.7 million at December 31, 2000. Approximately $2.4 million of the 2002 backlog is deliverable in the first quarter of 2002 with the remaining $0.4 million deliverable in the remainder of 2002. The increased proportion of revenue generated from our SMT Systems product group has also impacted the level of our order backlog. Our SMT systems products are sold directly to end-users and typically have shorter lead times than our OEM Sensor products. Although our business is generally not of a seasonal nature, sales may vary seasonally based on the capital procurement practices in the electronics and semiconductor industries. Our scheduled backlog at any time may vary significantly based on the timing of orders from OEM customers. Accordingly, backlog may not be an accurate indicator of performance in the future.

RESEARCH AND DEVELOPMENT

        We differentiate our products primarily on the basis of their market driven differentiated features and customer benefits afforded by the use of clever and proprietary technology and on our unique ability to combine several different technical disciplines to address industry and customer needs. CyberOptics was founded by research scientists and has retained relationships with academic institutions to ensure that the most current information on technological developments is obtained. In addition, we actively seek ongoing strategic customer relationships with leading product innovators in our served markets and actively investigate the needs of, and seek input from, these customers to identify opportunities to improve manufacturing processes. Our engineers have frequent interactions with our customers to ensure adoption of current technologies. In some instances, we receive funding from these customers through development contracts that provide the customer with an exclusive selling period but allows us to retain technology and distribution rights.

        We believe that continued and timely development of new products and enhancements to existing products is essential to maintaining our industry leading position in the market. As a technology based company, we commit substantial resources to research and development efforts, which plays a critical role in maintaining and advancing our position as a leading provider of optical sensors and systems. Our research and development efforts during 2002 were primarily directed at continued development of the SE and KS product families, the latest version of the LaserAlign technology, new alignment cameras for pick-and-place equipment, enhanced wafer mapping sensors and early development work on new sensor and system products for both the SMT and semiconductor markets. During 2003, we intend to continue to expend significant sums on enhancements and upgrades of the SE and KS product families and on various Electronic Assembly Sensor and Semiconductor Products.

        Research and development expenses were $8.0 million, $8.6 million, and $9.0 million for the years ended December 31, 2002, 2001 and 2000 respectively. These amounts represented 33%, 22% and 14% of revenues, respectively. We would anticipate that the dollar level of research and development expenditures will decline in 2003 compared to 2002, as we will receive full year benefit of cost reduction actions implemented in the second half of 2002. Research and development expenses consist primarily of salaries, project materials and other costs associated with ongoing product development and enhancement efforts. Research and development resource utilization is centrally managed based on market opportunities and the status of individual projects.

MANUFACTURING

        Much of our product manufacturing, which is primarily circuit board manufacturing, lens manufacturing, and metal parts production, is contracted with outside suppliers. Our production personnel inspect incoming parts, assemble sensor heads and calibrate and perform final quality control testing of finished products. Our products are not well suited for the large production runs that would justify the capital investment necessary for complete internal manufacturing. Our Electronic Assembly Sensor products and SMT Systems products are assembled in Minneapolis, MN, and our Semiconductor Products are assembled in Portland, OR.

        A variety of components used in our products are available only from single sources and involve relatively long order cycles, in some cases over one year. Although we have located sources for substitute components, use of those alternative components could require substantial rework of the product designs, resulting in periods during which we could not satisfy customer orders. Further, although we believe we have identified alternative assembly contractors for most of our subassemblies, an actual change in such contractors would likely require a period of training and test. Accordingly, an interruption in a supply relationship or the production capacity of one or more of such contractors could result in the inability to deliver one or more products for a period of several months. To help prevent delays in the shipment of our products, we maintain in inventory, or on scheduled delivery from suppliers, what we believe to be a sufficient amount of certain components based on forecasted demand (forecast extends a minimum of 6 months).

COMPETITION

        Although we believe that our products offer unique capabilities, competitors offer technologies and systems that perform some of the visual inspection and alignment functions performed by our products. We face competition from a number of companies in the machine vision, image processing and inspection systems market, some of which are larger and have greater financial resources.

        Our Electronic Assembly Sensor products face competition in the market for alignment and inspection on OEM component placement machines primarily from manufacturers of vision (camera and software based) systems. Potential competitors in these markets include Cognex Corporation, Electro Scientific Industries, Inc. and ICOS Vision Systems, NV (Belgium). Competition in this market is based on speed, flexibility, cost and ease of control. In addition, our products compete with systems developed by OEMs using their own design staff for incorporation into their products. Our Electronic Assembly Sensor products have historically competed favorably on the basis of these factors, and particularly on the basis of speed and cost. Nevertheless, advances in terms of speed by vision systems have reduced some of the advantages of our products in some configurations. We have introduced newer configurations adapted by several customers that we believe allow our sensors, and the component placement machines in which they are incorporated, to compete favorably based on the speed and accuracy of their performance, and their price. In addition, we are expanding our focus to incorporate additional inspection capabilities into our sensors, which we feel will give us a competitive advantage in this market.

        Our semiconductor products face competition in the wafer mapping and alignment market primarily from manufacturers of through-beam sensors developed by our customers using inexpensive sensors from general industrial market suppliers like Banner Engineering Corporation, Omron, Ltd (Japan) and Keyence, Ltd (Japan). We believe that our sensors compete favorably in this market based on performance and the unique advantages of the reflective mode of operations. Through beam sensing is generally less desirable due to concerns about potential wafer contamination and the lack of flexibility in certain robotic system configurations.

        Our principle SMT inspection system product is a 3-D solder paste inspection machine, the SE 300. The primary competitor in this market is GSI Lumonics, Inc. (SVS division), and more recently Agilent Technologies, Inc. In addition, some manufacturers of screen printing equipment provide optional 2-D solder paste inspection, and other machine vision companies (AOI companies) have started offering 2-D and occasionally 3-D solder paste inspection products. The Company believes that it currently competes effectively in this market on the basis of performance, ease of installation and operation, and price.

        Our KS inspection system products face competition from a large number of AOI companies, the most significant being Agilent (formerly MVT), Teradyne, Inc., Orbotech, Ltd.(Israel), Viscom (Germany) and Omron, Ltd. (Japan). We believe that the technology used in the KS series is differentiated from the competition and that it will compete effectively in this market based on measurement accuracy, ease of use and the low rate of false calls.

        Although we believe our current products offer several advantages in terms of price and suitability for specific applications and although we have attempted to protect the proprietary nature of such products, it is possible that any of our products could be duplicated by other companies in the same general market.

EMPLOYEES

        As of December 31, 2002, we had 168 full-time and 2 part-time worldwide employees, including 36 in sales and marketing and customer support, 56 in manufacturing, purchasing and production engineering, 54 in research and development and 24 in finance, administration and information services. Of these employees, 115 are located at our corporate headquarters in Minneapolis and 55 are located at subsidiary locations (10 in the UK, 3 in California, 35 in Oregon, 3 in Boston, and 4 in Singapore). To date, we have been successful in attracting and retaining qualified technical personnel, although there can be no assurance that this success will continue. None of our employees are covered by collective bargaining agreements or are members of a union.

PROPRIETARY PROTECTION

        We rely on the technical expertise and know-how of our personnel and trade secret protection, as well as on patents, to maintain our competitive position. We attempt to protect intellectual property by restricting access to proprietary methods by a combination of technical and internal security measures. In addition, we make use of non-disclosure agreements with customers, consultants, suppliers and employees. Nevertheless, there can be no assurance that any of the above measures will be adequate to protect our proprietary technology.

        We hold 57 patents (30 US and 27 foreign) on a number of technologies, including those used in the LaserAlign systems, Laser Lead Locator and other products. Some of the patents relate to equipment such as pick and place machines, into which our EAS products are integrated. In addition, the Company has 112 pending patents, 33 US and 79 foreign. We also have 5 patent applications in the process of being prepared. We protect the proprietary nature of our software primarily through copyright and license agreements, but also through close integration with our hardware offerings. We utilize 15 registered trademarks, 5 of which are foreign. An additional 7 trademarks are pending. We also have 19 domain names and several common law trademarks. It is our policy to protect the proprietary nature of our new product developments whenever they are likely to become significant sources of revenue. No guarantee can be given that we will be able to obtain patent or other protection for other products.

        As the number of our products increases and the functionality of those products expands, we believe that we may become increasingly subject to attempts to duplicate our proprietary technology and to infringement claims. In addition, although we do not believe that any of our products infringe the rights of others, there can be no assurance that third parties will not assert infringement claims in the future or that any such assertion will not require us to enter into a royalty arrangement or result in litigation.

        In February 2003, the intellectual property of Avanti Optics Corporation ("Avanti") became our property (See Item 4 to this Form 10-K and Management Discussion and Analysis of Financial Condition and Results of Operations for additional details). Avanti held one patent related to automated assembly of optical components. In addition, Avanti had 24 patents pending and 12 provisional patent filings, all related to automated assembly of optical components and machines for assembly of optical components.

GOVERNMENT REGULATION

        Many of our products that contain lasers are classified as either Class I, Class II or Class IIIb Laser Products under applicable rules and regulations of the Center for Devices and Radiological Health (CDRH) of the Food and Drug Administration. Such regulations generally require a self-certification procedure pursuant to which a manufacturer must file with the CDRH with respect to each product incorporating a laser device, periodic reporting of sales and purchases and compliance with product labeling standards. Our lasers are generally not harmful to human tissue, but could result in injury if directed into the eyes of an individual or otherwise misused. We are not aware of any incident involving injury or a claim of injury from our laser devices and believe that our sensors and sensor systems comply with all applicable laws for the manufacture of laser devices.

ITEM 2. PROPERTIES

        We lease a 70,000 square foot mixed office and warehouse facility built to our specifications in Golden Valley, Minnesota, which functions as our corporate headquarters and primary manufacturing facility. The lease, which is on a triple net basis for a ten year term (from May 1996) with two three year renewal options, provides for rental payments at approximately $7.50 per square foot initially, increasing to $8.50 per square foot. We anticipate that the property will be adequate for our needs for the immediate future. As of December 31, 2002, we also have operating leases in California (CyberOptics Semiconductor, Inc.), Oregon (CyberOptics Semiconductor, Inc.), the UK (CyberOptics Ltd.), Singapore (CyberOptics (Singapore) Pte. Ltd.) and Massachusetts, which expire in September 2004, May 2007, June 2013, May 2004 and August 2004, respectively.

        In January 2003, we closed our CyberOptics Semiconductor, Inc. office in California and bought out the remaining portion of the lease which was due to expire in September 2004.


ITEM 3. LEGAL PROCEEDINGS

        We are not currently subject to any material pending or threatened legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of 2002.


                                    PART II.


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on the Nasdaq National Market. The following table sets forth, for the fiscal periods indicated, the high and low quotations for our common stock as reported by the Nasdaq National Market. These prices do not reflect adjustments for retail markups, markdowns or commissions.

                            2002                       2001
                   ----------------------     ----------------------
   Quarter            High         Low           High         Low
---------------    ---------    ---------     ---------    ---------
First                $14.05       $10.50        $28.25       $10.50
Second                13.19         9.59         14.36         9.50
Third                  9.39         1.74         12.10         8.80
Fourth                 7.30         2.00         13.40         8.97

        As of March 26, 2003, there were 260 holders of record of common stock and approximately 3,800 beneficial holders. We have never paid a dividend on common stock. Dividends are payable at the discretion of the Board of Directors out of funds legally available therefore. Our board has no current intention of paying dividends.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY
CYBEROPTICS CORPORATION
(In thousands, except per share information)

Year Ended December 31              2002(1)(2)   2001(3)      2000(4)     1999(5)     1998
Revenues                          $ 24,634     $ 38,446     $ 64,036    $ 39,627    $ 36,636
Income (loss) from Operations      (13,908)      (8,594)      11,369      (5,932)      3,184
Cumulative Effect of Change
    In Accounting Principle             --           --         (135)         --          --
Net Income (loss)                  (13,555)      (4,164)       7,089      (5,496)      3,669
Net Income (loss) per Share:
    Basic                            (1.66)       (0.52)        0.91       (0.74)       0.47
    Diluted                          (1.66)       (0.52)        0.84       (0.74)       0.46

Cash and Marketable Securities    $ 20,818     $ 28,560     $ 28,285    $ 23,101    $ 38,502
Working Capital                     25,268       33,492       34,535      27,900      32,308
Total Assets                        47,927       61,181       68,817      51,464      55,177
Stockholders' Equity                44,062       57,038       59,783      46,504      51,433

(1) 2002 results include an increase in the valuation allowance for deferred income taxes of approximately $4.3 million. See Notes to Consolidated Financial Statements and Managements Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for further details.
(2) 2002 results include a pre-tax charge of $1.6 million for workforce reduction costs and other restructuring charges.
(3) 2001 results include a pre-tax charge of $419,000 for workforce reduction charges.
(4) 2000 results include a pre-tax charge of $2.1 million for acquired in-process research and development and a $308,000 pre-tax charge for the write-off of impaired technology.
(5) 1999 results include a pre-tax charge of $7.3 million for acquired in-process research and development.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW:

        Our operations during the past three years have been most significantly influenced by market conditions in the electronics and semiconductor fabrication capital equipment markets. These markets have historically been very cyclical with periods of strong growth followed by periods of excess capacity and reduced capital spending. During 2000, these markets experienced high growth rates and reached record volume levels. However, in early 2001 the electronics capital equipment markets experienced a significant decline that has continued through 2002. Our operating results have been heavily impacted by these market conditions, particularly our Electronic Assembly Sensor and Semiconductor product lines. Consequently, 2002 consolidated revenues have declined 62% to $24.6 million from their peak of $64.0 million in 2000.

        In response to declining revenues, we have taken aggressive cost reduction actions during 2001 and 2002, including reducing our worldwide employment by over 40% from 2001 peaks, and closing or downsizing facilities. Nevertheless, in order to continue new product development initiatives required to maintain our competitive position in the marketplace, as well as to continue to support existing products, we were not able to reduce our expense structure to keep pace with the dramatic reduction in revenue levels. In addition, during 2002 we determined that based on accounting guidance we were required to record a valuation allowance against our deferred tax assets, eliminating a significant portion of the tax benefit that would be recorded against pre-tax losses. These events contributed to a net loss of $13.6 million for the year ended December 31, 2002.

        Our cash and marketable securities are $20.8 million at December 31, 2002 compared to $28.6 million at December 31, 2001.We used $7.7 million of cash in 2002, primarily as the result of $13.6 million of losses. During the second half of 2002, our cash usage rate from operations was substantially reduced due to higher revenue levels compared to the first half of 2002 and a reduced expense structure resulting from our cost reduction actions in the second quarter. We believe that cash reserves are sufficient to fund operations and investments in new product development initiatives even if the current depressed market condition in the electronics and semiconductor capital equipment markets is prolonged.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate estimates, including those related to bad debts, warranty obligations, inventory valuation, intangible assets, income taxes, and restructuring costs. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that we believe have the most effect on our reported financial position and results of operations are as follows:

     Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts is $251,000 as of December 31, 2002.

     Allowance for Warranty Expenses. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. The provision for warranties is $400,000 at December 31, 2002.

     Reserve for Inventory Obsolescence. We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required. At December 31, 2002, we had a provision for obsolete and excess inventory of approximately $2.5 million.

     Valuation of Intangible and Long-Lived Assets. We assess the impairment of identifiable intangible assets, long lived assets and related goodwill whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors management considers important, which could trigger an impairment review include the following:
     o significant under-performance relative to expected historical or projected future operating results;
     o significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
     o    significant negative industry or economic trends;
     o significant decline in the Company's stock price for a sustained period; and the Company's market capitalization relative to net book value.
     o For intangible assets and long-lived assets, if the carrying value of the asset exceeds the undiscounted cash flows from such asset.

     When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate that we believe is commensurate with the risk inherent in our current business model.

     Deferred Tax Assets. When we incur a net loss that cannot be carried back and applied to taxes in prior years, we record as an "asset" the benefit that the loss may generate as an offset to future taxes. Nevertheless, when we record losses over a prolonged period and our ability to generate income in the future becomes more doubtful, we are required to record a "valuation allowance" against this deferred tax asset. We assess the realizability of our deferred tax assets and the need for this valuation allowance on Statement of Financial Accounting Standards No. 109. Because of the US based operating losses we have incurred over the past three years and because of continued weakness in the markets we serve that has impacted the order rates for our products, we reduced the current tax benefit recorded during the year ended December 31, 2002 by recording a non-cash valuation allowance against our deferred tax assets. We do not expect to record tax expense or benefits on U.S. based operating results (nominal tax provision expected for foreign operating results) until we are consistently profitable on a quarterly basis. At that time, the valuation allowance will be reassessed and could be eliminated, resulting in the recognition of the deferred tax assets. The valuation allowance provided against deferred tax assets is approximately $6.6 million at December 31, 2002, an increase of approximately $4.3 million over the balance at December 31, 2001.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 2002

        REVENUES

        Our revenues decreased by 36% to $24.6 million in 2002 from $38.4 million in 2001, and decreased by 40% in 2001 from $64.0 million in 2000. The following table sets forth, for the years indicated, revenues by product line:

                                            2002       2001       2000
                                            ----       ----       ----

OEM Solutions:
     Electronic Assembly Sensors          $ 8,052    $20,245    $43,415
     Semiconductor Products                 6,185      6,719      9,213
SMT Systems                                10,397     11,482     11,408
                                          -------    -------    -------
     Total                                $24,634    $38,446    $64,036

        Revenues from our Electronic Assembly Sensors products decreased $12.2 million or 60% during 2002 compared to 2001, and decreased $23.2 million or 53% during 2001 compared to 2000. During 2002, revenues from Electronic Assembly Sensors, primarily our LaserAlign sensors, were negatively impacted by the continuation of depressed market conditions in the worldwide market for SMT capital equipment. This slowdown began in the first half of 2001 and has continued throughout 2002. The market impact was compounded by the relatively large inventory of LaserAlign sensors that had been accumulated by our two principal customers during 2001, resulting in virtually no new orders from those customers during the second half 2001 and early 2002. In the second and third quarters of 2002, these two customers began ordering new sensors, but the order rates were depressed by overall weakness in the SMT capital equipment markets. In contrast, during 2000, revenues for Electronic Assembly Sensors grew dramatically as the worldwide markets for electronic circuit boards with surface mount components experienced high levels of growth.

        Revenues from Semiconductor Products (including revenues from Imagenation frame grabber products for semiconductor and other applications) decreased $534,000 or 8% in 2002 compared to 2001, following a decrease of $2.5 million or 27% in 2001 compared to 2000. The decrease in 2002 was primarily the result of lower revenues from wafer mapping sensors sold to the semiconductor fabrication capital equipment market, reflecting continued market weakness. Revenues from products developed by Imagenation for broader industrial application were flat in 2002 compared to 2001. The decrease in 2001 compared to 2000 was attributed to a sharp decline in demand for semiconductor fabrication capital equipment beginning early in 2001 and is consistent with the decline in the overall electronics market. The 2001 revenue decrease was comprised of a $4.5 million or 60% decrease in revenue from sales of products developed by HAMA (primarily wafer mapping sensors), partially offset by a $2.5 million or 215% increase in revenues from products developed by Imagenation (acquired in October
2000). The increase in revenues from Imagenation resulted from the periods during which revenues were included in our consolidated results (twelve months operations in 2001 versus two months operations in 2000). The decrease in 2001 semiconductor product revenue was exacerbated by the loss of revenue from industrial measurement product lines that were divested in 2000, which accounted for $0.6 million of revenue in 2000.

        Revenues from our SMT Systems products decreased $1.1 million or 9% during 2002 compared to 2001. During 2002 revenues from SMT Systems, primarily our SE 300 solder paste inspection systems, suffered from the same, market conditions as our other product groups. Despite the severe market downturn in 2001, SMT Systems revenues increased $0.1 million or 1% during 2001 compared to 2000, following an increase of $2.1 million or 22% during 2000 compared to 1999. SMT Systems revenue declines have not been as significant as in our other product groups due to new product introductions and the success of those products in a depressed market. The SE 300 and the KS series products generated initial revenue in the fourth quarter of 2000. The market acceptance of these products, particularly the SE 300, have allowed for relatively modest revenue declines in a severely depressed market. We believe that increasing use of electronic manufacturing services (EMS) companies for circuit board assembly, production difficulties associated with smaller component sizes and increased production speeds and increased cost pressure on companies manufacturing circuit boards has caused demand for our inspection equipment to remain relatively stable.

        International revenue totaled $16.5 million in 2002, $25.7 million in 2001 and $46.9 million in 2000, comprising 67%, 67% and 73% of total revenue, respectively. The international markets of Europe, Japan and the rest of Asia account for a significant portion of the production capability of capital equipment for the manufacture of electronics, the primary market for our EAS Sensor and SMT System product lines.

        GROSS MARGIN

        Gross margin decreased to 41% of sales in 2002 from 51% in 2001 and 63% in 2000. Gross margin is highly dependent on the level of revenues and resulting production levels over which to spread fixed manufacturing costs such as facilities and other compensation and non-compensation expenses that do not vary with activity levels. In addition, with higher production volumes, manufacturing processes become more efficient and reduce the overall cost of producing products for sale. Revenue levels declined 36% in 2002 compared to 2001 and declined 40% in 2001 compared to 2000, and although we have reduced costs as part of cost reduction actions, the magnitude of the revenue declines have had a significant impact on gross margin.

        The mix of products we sell also has an impact on gross margins as a percentage of sales. During 2002, our gross margins were lower because our sales included a higher proportion of End-User Systems products. The higher production costs associated with introduction of new SMT Systems products as well as price pressure we have encountered as multiple equipment suppliers compete for fewer sales opportunities, have negatively impacted our gross margins on End-User Systems products. In addition, we decided in the third quarter of 2002 to discontinue, over time, the sales of certain older version SMT systems, and as a result increased reserves for obsolete inventory of these older systems. There can be no assurance that selling prices for End-User System products will fully recover when the electronic assembly market improves. In addition, we are beginning to experience price pressure in our other product lines, as production equipment suppliers to the electronic assembly market (primary customers for EAS sensors) come under competitive price pressure and attempt to reduce the cost of their machines. We expect to see modest improvement in gross margin in 2003 as revenue levels increase and cost reduction measures are implemented.

        RESEARCH AND DEVELOPMENT EXPENSES

        We reduced our research and development expenses in 2002 by 6% to $8.0 million, and reduced those expenses by 4% to $8.6 million in 2001from $8.9 million in 2000. As a percentage of revenue, research and development expenses increased to 33% in 2002, compared to 22% in 2001 and 14% in 2000. The 2002 reduction in research and development expenses is primarily the result of cost reduction initiatives implemented during 2001 and 2002. Research and development expenses were maintained at relatively high levels during the first half of 2002 as CyberOptics continued to fund several new product development initiatives on important new products even as revenues levels were significantly lower than the prior year. During the second quarter of 2002 cost reduction measures were initiated through a work force reduction that significantly reduced research and development expenses. In addition, 2002 expenses were significantly impacted by a reduction in customer funded research and development. During 2001 customer funded research and development, recognized as a reduction in expense, was $1.1 million compared to $0.1 million in 2002. The decrease in research and development expense in 2001 compared to 2000 was primarily the result of cost reduction measures implemented during 2001 and increased customer funded research and development ($1.1 million in 2001 compared to $875,000 in 2000). These reductions were partially offset by the full year impact of the acquisition of Imagenation.

        During 2002 and 2001, research and development efforts were primarily focused on continued development of the SE and KS series inspection systems, next generation LaserAlign products, board alignment and on-head linescan cameras and enhancements to the semiconductor wafer mapping sensor product family. During 2002, research and development expenses also included initial development activities for several new sensor and systems products. We expect that the dollar level of research and development expenses during 2003 will continue to moderately decrease compared to 2002 as we realize the full year impact of cost reductions implemented over the last two years.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        We reduced our selling, general and administrative expenses by 22% to $13.2 million in 2002, compared to $16.9 million in 2001. Our selling general and administrative expenses increased 9% in 2001 compared to $15.5 million in 2000. As a percentage of revenue, selling, general and administrative expenses were 54% in 2002, 44% in 2001 and 24% in 2000. The dollar decrease in selling, general and administrative expenses in 2002 was primarily due to cost reduction measures implemented in 2001 and 2002, which primarily included workforce reductions and related costs. The dollar increase in selling, general and administrative expenses in 2001, was primarily due to personnel and marketing investments made to develop the end-user sales and service channel (including the costs of opening and operating a Singapore sales office in May 2001 to better serve Asian markets), and the full-year impact of the Imagenation acquisitions, partially offset by cost reduction measures taken in the second half of 2001 and reduced selling commissions and performance bonuses.

        ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT AND OTHER RESTRUCTURING EXPENSES

        In 2002 and 2001, we implemented four (see below) workforce reductions and restructurings designed to reduce the losses and negative cash flow resulting from the severe decline in revenues. Two of these actions were completed in 2002 and two were completed in 2001.

        In January 2002, we incurred approximately $847,000 of severance costs associated with cost reduction measures. Cost reduction measures included a workforce reduction, discretionary spending reductions, and the consolidation of semiconductor product manufacturing in Portland, Oregon. Severance costs were associated with a workforce reduction of 22 people. Approximately $655,000 of these costs were paid as of December 31, 2002. Facility exit and severance costs of $192,000 were accrued as of December 31, 2002 and all were paid in January 2003, when we bought-out the remaining obligations under the lease.

        In June 2002, we incurred approximately $800,000 of severance and related costs associated with cost reduction measures. Cost reduction measures included a workforce reduction, and discretionary spending reductions. Severance costs were associated with a workforce reduction of 48 people. Approximately $640,000 of these costs were paid as of December 31, 2002. Severance costs of approximately $160,000 were accrued as of December 31, 2002, and will be substantially paid over the next six months.

        In April 2001, we incurred approximately $250,000 of severance related costs associated with cost reduction measures. In September 2001, the Company incurred approximately $169,000 of additional severance related costs associated with a second round of 2001 cost reduction measures. A total of 23 and 22 employees were terminated in April and September 2001, respectively. Substantially all of these costs were paid as of December 31, 2001.

        On October 24, 2000, we acquired Imagenation Corporation (Imagenation). At the time of acquisition, Imagenation had two products under development. The first was a new generation of frame grabber (PXR 800, formerly Bluebird) that contains features that greatly exceed the performance of prior frame grabber products sold by the company. The second is a machine vision product concept that, if successfully developed, will integrate all vision components on a single circuit board (VisionCell(TM)), to be used as a `wafer mapper' primarily in a semiconductor manufacturing environment and other potential applications. We recorded a $2.1 million charge to operations for the estimated fair value of the acquired in-process research and development. This charge was not deductible, for income tax reporting purposes. We introduced the PXR 800 frame grabber late in the second quarter of 2001, and development of the VisionCell technology for wafer mapper applications has been discontinued due to the determination that there was not a significant market advantage over the laser based wafer mapping products we sell. Development of the VisionCell technology for other potential applications continued in 2002.

        During the fourth quarter of 2000, we made a decision to abandon the development of the FirstCheck(TM) product line, acquired from Electronic Packaging Co., using technology originally acquired in 1999. Accordingly, intangible assets with a net book value of $308,000 were deemed to be permanently impaired and were written off.

        AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

        Amortization of acquired intangible assets was approximately $1.1 million in 2002 compared to $2.4 million in 2001 and $1.8 million in 2000. The decrease in amortization during 2002 is attributed to the adoption of the goodwill non-amortization provisions of FAS 142 which eliminated the systematic amortization of the approximately $9 million balance of goodwill. Without the impact of adoption of FAS 142, amortization of intangible assets would have been approximately $2.5 million in 2002. The increase in amortization in 2001, compared to 2000, is the result of the acquisition of Imagenation Corporation during the fourth quarter of 2000. Amortization is primarily attributable to developed technology, patents and trademarks resulting from our acquisition of technology and other assets of Kestra Ltd. and HAMA Laboratories Inc. during the second quarter of 1999 and our acquisition of Imagenation Corporation. Amortization of these intangible assets is expected to be approximately $1.1 million in 2003.

        EFFECTIVE TAX RATE

        We recorded a tax benefit of $1.0 million in 2002 resulting in an effective income tax rate of 7%. The effective tax rate was substantially lower than the U.S. statutory tax rate of 35% primarily as the result of establishing a valuation allowance against deferred tax assets during the third quarter of 2002 (see disclosure in "Critical Accounting Policies and Estimates" and the Notes to the Consolidated Financial Statements in this Form 10-K). The tax benefit and effective income tax benefit rate in 2002 were impacted by establishing valuation allowances of approximately $4.3 million, offsetting deferred tax assets that require future taxable income to be realized. Of the $4.3 million valuation allowance established in 2002, $2.5 million represents deferred tax assets established in prior years with the balance reflecting deferred tax assets generated as the result of 2002 taxable losses.

        We recorded a tax benefit of $3.0 million in 2001, resulting in an effective tax benefit rate of 43%. The effective tax rate was higher than the U.S. statutory rate of 35% primarily as a result of foreign sales corporation benefits and research and development tax credits. These benefits were partially offset by non-deductible goodwill amortization, and valuation allowances established to eliminate the future tax benefit of net operating loss carry forwards generated by CyberOptics UK, Ltd. (formerly Kestra) following the acquisition due to uncertainty about realization.

        We recorded a tax provision of $5.5 million in 2000 resulting in an effective rate of 43%. The effective tax rate was higher than the U.S. statutory tax rate of 35%, primarily as a result of the non-deductible, in-process research and development write-off resulting from the Imagenation acquisition, non-deductible goodwill amortization and valuation allowances established to eliminate the future tax benefit of net operating loss carry forwards generated by CyberOptics UK, Ltd. These items were partially offset by foreign sales corporation benefits and research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

        Our cash and cash equivalents and marketable securities decreased approximately $7.8 million to $20.8 million as of December 31, 2002 from $28.6 million as of December 31, 2001, primarily because of the $5.9 million of cash we used in operations and the $2.3 million of we cash used for acquisitions of capital assets and loans to a related party. These sources of cash were partially offset by $503,000 of cash we generated from common stock related activity.

        We used $5.9 million of cash from operations during 2002, primarily due to a net loss of $13.6 million, which included $9.1 million of non-cash expenses for depreciation and amortization, provisions for inventory obsolescence, equity in losses of Avanti, establishing a valuation allowance on deferred tax assets and other non-cash items. Cash used by operations included a $1.2 million increase in accounts receivable, a $536,000 decrease in accounts payable and a $484,000 increase in taxes receivable. The increase in accounts receivable is primarily due to growing revenues and the decrease in accounts payable is primarily due to reduced inventory purchases and operating expenses. The increase in taxes receivable were the result of tax losses in 2002 which will be collected as a refund from taxes paid in prior years, offset by tax refunds of approximately $3.5 million received in 2002. These items were offset somewhat by $621,000 of inventory reductions and by an increase of $258,000 in accrued expenses. Reduced inventory is primarily the result of increased revenue in the second half of 2002 and increased accrued expenses are primarily due to approximately $352,000 of facility and severance costs associated with workforce reductions and other cost reduction measures implemented in 2002. We generated $1.3 million of cash from operations in 2001, due primarily to a $9.7 million reduction in accounts receivable partially offset by a $4.4 million decrease in accounts payable and accrued expenses, a $1.1 million increase in inventories, and a $4.1 million increase in taxes receivable and deferred taxes. The net loss of $4.2 million in 2001, was more than offset by non-cash charges of $5.2 million for depreciation and amortization, the provision for inventory obsolescence and the provision for doubtful accounts.

        We generated $4.1 million of cash in investing activities during 2002 compared to using $3.4 million in 2001. Cash used in investing activities in 2002 includes $1.5 million for loans to related parties and $872,000 for the acquisition of fixed assets and capitalized patent costs. These uses were more than offset by net maturities of marketable securities that generated approximately $6.4 million in 2002. Cash used in investing activities in 2001 includes $1.4 million for acquired technology (including $1.1 million paid for certain intellectual property and a software license), $1.1 million for acquired fixed assets and the net purchase of an additional $0.9 million of marketable securities.

        We generated $503,000 of cash from financing activities in 2002, and generated $1.3 million in 2001. During 2002 and 2001, all of the cash was generated by common stock related transactions, primarily stock option exercises and Employee Stock Purchase Plan share purchases. We used $175,000 to repurchase common stock in the fourth quarter of 2002.

        In October 2002, our Board of Directors authorized the repurchase of up to 1,000,000 shares of common stock. The shares will be repurchased from time to time in the open market or through negotiated transactions. Shares repurchased will be used for employee compensation plans and other corporate purposes.

        Except for the share repurchase program discussed above, we had no material commitments for expenditures as of December 31, 2002. While there were no material commitments, we evaluate investment opportunities that come to our attention and could make a significant commitment in the future. Our cash and equivalents and investments totaled $20.8 million at December 31, 2002. With this level of cash and cash equivalents, and the reduced level of cash expenditures resulting from higher revenue in the second half of 2002 and the last workforce reduction in June 2002, we believe that cash and cash equivalents will be adequate to fund our cash flow needs for at least 24 months, even if the severity of the downturn in the electronics capital equipment industries continues unabated. If the economic conditions appear to be continuing or worsening over the next year, we may seek bank financing or make other adjustments in expense levels.



        At December 31, 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes. We do not believe we are exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        The following summarizes the Company's contractual obligations at December 31, 2002, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

                                                          LESS THAN                   AFTER
December 31 (In 000's)                         TOTAL        1 YEAR    1 - 3 YEARS    3 YEARS
-------------------------                    ----------   ----------  -----------   ----------
CONTRACTUAL OBLIGATIONS:
Borrowings                                   $       --   $       --   $       --   $       --
Non-cancelable operating lease obligations        4,257        1,157        2,713          387
                                             ----------   ----------   ----------   ----------
Total contractual cash obligations           $    4,257   $    1,157   $    2,713   $      387
                                             ==========   ==========   ==========   ==========

        RELATED PARTY TRANSACTIONS

        On April 30, 2002, we loaned $1.5 million to Avanti Optics Corporation ("Avanti"), a company founded by Steven K. Case, our Chairman, founder and a significant shareholder of CyberOptics. Erwin Kelen, one of our directors, also serves as director of Avanti, is a shareholder in Avanti, and is a representative of one of the principal venture capital investors in Avanti. We held approximately 12% of the outstanding capital stock of Avanti prior to the loan, which we had acquired in consideration of the contribution of $190,000 cash and intellectual property to Avanti when Avanti was formed. The loan transaction was approved by our Board of Directors without the participation of Dr. Case or Mr. Kelen and only after a determination that the loan was in our best interests.

        The loan was represented by a convertible promissory note that bears interest at 3% above the prime rate of interest and was repayable on April 30, 2003, or upon an earlier event of default. The loan was secured by all of the intellectual property of Avanti (consisting primarily of rights in United States patents and patent applications in the area of photonics component manufacture), and provided us with the exclusive rights to manufacture and distribute manual and semi-automated equipment for the assembly of surface mountable optical components that were under development by Avanti. During 2002, we reduced the carrying value of the term loan by $1,450,000 to reflect our equity in the cumulative losses of Avanti and to reduce our investment to reflect its net realizable value as of December 31, 2002. In December 2002, we were notified that, as a result of not being able to raise additional third party funding, Avanti decided to cease operations and liquidate its remaining assets. In February 2003, Avanti's Board of Directors and its significant shareholders passed a resolution to cease business operations. Consequently, all of the Avanti intellectual property rights were transferred to us under the terms of the loan. At December 31, 2002, the carrying value of the loan is $50,000 and reflects the estimated book value of assets that we will receive in the Avanti liquidation

        INFLATION AND FOREIGN CURRENCY TRANSLATION

        Our revenue has declined during the past three years primarily because of decreases in the level of unit shipments resulting from a down turn in the worldwide electronics capital equipment market. We believe that inflation has not had any significant effect on our operations. All of our international export sales are negotiated, invoiced and paid in U.S. dollars. Accordingly, although currency fluctuations do not significantly affect our revenue and income per unit, they can influence the price competitiveness of our products and the willingness of existing and potential customers to purchase units.

        As a result of the Kestra acquisition, we have a sales and software development office located in the UK. We also opened a sales office in Singapore during the year. We do not believe that currency fluctuations will have a material impact on its consolidated financial statements.

        RECENT ACCOUNTING DEVELOPMENTS

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" which provides accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management believes the adoption of SFAS No. 143 will not have a material impact on our financial position or results of operations.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets" (the "Statement"). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement also eliminates the exception to the consolidation of a subsidiary for which control is likely to be temporary. The Company adopted the statement on January 1, 2002. The adoption of this statement did not have a material impact on either the financial position or operating results of the Company.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition Disclosure - an amendment of FAS 123" (SFAS No. 148). This statement amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements are effective for interim periods beginning after December 31, 2002. We intend to continue to account for stock-based compensation to our employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. We have made certain disclosures required by SFAS No. 148 in the consolidated financial statements for the year ended December 31, 2002 and will begin making the additional disclosures required by SFAS No. 148 in the first quarter of 2003. Accordingly, adoption of SFAS No. 148 will not have a material impact on our results of operations.

        In November 2002, the FASB issued Interpretation No. 45, " Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosure requirements in the financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The disclosure requirements of this interpretation were effective for us on December 31, 2002 but did not require any additional disclosure. The recognition provisions of the interpretation are applicable only to guarantees issued or modified after December 31, 2002. We do not expect adoption of these recognition provisions to have a material impact on our financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are the determined to be the primary beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for Variable Interest Entities in existence prior to January 31, 2003 and outlines consolidation requirements for Variable Interest Entities created after January 31, 2003. We do not expect adoption of these consolidation provisions to have a material impact on our financial position or results of operations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We invest excess funds not required for current operations in marketable securities. The investment policy for these marketable securities is approved annually by the Board of Directors and administered by management. A third party, approved by our Board of Directors, manages the portfolio at the direction of management. The investment policy dictates that marketable securities consist of U.S. Government or U.S. Government agency securities or certain approved corporate instruments with maturities of three years or less and an average portfolio maturity of not more that 18 months. As of December 31, 2002 our portfolio of marketable securities had an average term to maturity of approximately one year. All marketable securities are classified as available for sale and carried at fair value. We estimate that a hypothetical 1% increase in market interest rates would result in a decrease in the market value of the portfolio of marketable securities of approximately $105,000. If such a rate increase occurred, our net income would only be impacted if securities were sold prior to maturity.

        We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature on the last day of each quarter and are designated as cash flow hedges. At December 31, 2002, the Company had one open swap agreement that was purchased on that date. As a result, there were no unrealized gains or losses as of December 31, 2002. During the year ended December 31, 2002, we recognized a net loss of approximately $723,000 from settlement of foreign currency swap agreements that offset the approximately $510,000 translation gain on the underlying inter-company balance.

        Our foreign currency swap agreements contain credit risk to the extent that our bank counter-parties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counter-parties to major financial institutions. We do not expect material losses as a result of defaults by other parties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION

(In thousands)
December 31,                                                                            2002             2001
--------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                           $ 11,009         $ 12,323
Marketable securities                                                                  4,086            8,407
Accounts receivable, less allowance for
    doubtful accounts of $251 and
    $192 in 2002 and 2001, respectively                                                3,836            2,740
Inventories                                                                            7,065            9,667
Income taxes receivable                                                                2,560            2,076
Other current assets                                                                     577              738
Deferred tax assets                                                                       --            1,684
--------------------------------------------------------------------------------------------------------------
      Total current assets                                                            29,133           37,635

Marketable securities                                                                  5,723            7,830
Equipment and leasehold improvements, net                                              2,354            3,375
Intangible and other assets, net                                                       4,882            6,464
Goodwill, net                                                                          5,835            5,048
Deferred tax assets                                                                       --              829
--------------------------------------------------------------------------------------------------------------

      Total assets                                                                  $ 47,927         $ 61,181
==============================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                    $  1,251         $  1,787
Accrued expenses                                                                       2,614            2,356
--------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                        3,865            4,143

Commitments

Stockholders' equity:
    Preferred stock, no par value, 5,000 shares authorized, none outstanding
    Common stock, no par value, 37,500 authorized,
      8,190 and 8,124 shares issued and outstanding, respectively                     41,755           41,176
    Accumulated other comprehensive loss                                                 (92)             (92)
    Retained earnings                                                                  2,399           15,954
--------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                      44,062           57,038
--------------------------------------------------------------------------------------------------------------

      Total liabilities and stockholders' equity                                    $ 47,927         $ 61,181
==============================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION

(In thousands, except per share amounts)
Year ended December 31,                                 2002           2001          2000
------------------------------------------------------------------------------------------
Revenues                                            $ 24,634       $ 38,446      $ 64,036
Cost of revenues                                      14,575         18,722        23,935
------------------------------------------------------------------------------------------

Gross margin                                          10,059         19,724        40,101

Research and development expenses                      8,014          8,564         8,945
Selling, general and administrative expenses          13,183         16,927        15,521
Acquired in-process research and development
  and other restructuring expenses                     1,647            419         2,438
Amortization of goodwill and other intangibles         1,123          2,408         1,828
------------------------------------------------------------------------------------------
          Income (loss) from operations              (13,908)        (8,594)       11,369

Interest income and other                               (671)         1,355         1,305
------------------------------------------------------------------------------------------
          Income (loss) before income taxes and
            cumulative effect of change in
            accounting principle                     (14,579)        (7,239)       12,674

Income tax provision (benefit)                        (1,024)        (3,075)        5,450
------------------------------------------------------------------------------------------
          Income (loss) before cumulative effect
            of change in accounting principle        (13,555)        (4,164)        7,224
Cumulative effect of change in accounting
  Principle, net of tax                                   --             --          (135)
------------------------------------------------------------------------------------------
          Net income (loss)                         $(13,555)      $ (4,164)     $  7,089
==========================================================================================

Net income (loss) per share - Basic                 $  (1.66)      $  (0.52)     $   0.91
Net income (loss) per share - Diluted               $  (1.66)      $  (0.52)     $   0.84
==========================================================================================

Weighted average shares outstanding - Basic            8,168          8,026         7,777

Weighted average shares outstanding - Diluted          8,168          8,026         8,424
==========================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION

(In thousands)
Year ended December 31,                                                           2002        2001         2000
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                   $(13,555)    $ (4,164)    $  7,089
         Adjustments to reconcile net income (loss) to net cash
            provided (used) by operating activities:
           Acquired in-process research and development                            --           --        2,130
           Other non-recurring charge                                              --           --          308
           Cumulative effect of change in accounting principle                     --           --          135
           Depreciation and amortization                                        3,308        4,212        3,335
           Provision for doubtful accounts                                         96           34           11
           Provision for inventory obsolescence                                 1,621          934          500
           Deferred income taxes                                                2,513       (1,686)         116
           Amortization of restricted stock and other                              71           39           79
           Tax benefit from exercise of stock options                               5          119        2,165
           Equity in losses of related party                                    1,450
           Changes in operating assets and liabilities:
                Accounts receivable                                            (1,192)       9,696       (4,363)
                Inventories                                                       621       (1,104)      (4,640)
                Other current assets                                              (49)          49         (179)
                Accounts payable                                                 (536)      (1,646)       1,270
                Income taxes payable                                             (484)      (2,421)        (673)
                Accrued expenses                                                  258       (2,755)       2,305
----------------------------------------------------------------------------------------------------------------
                Net cash (used) provided by operating activities               (5,873)       1,307        9,588

CASH FLOWS FROM INVESTING ACTIVITIES:

         Proceeds from sales of available for sale
            marketable securities                                              13,506       12,242       10,762
         Purchases of available for sale marketable securities                 (7,078)     (13,100)     (12,647)
         Purchases of businesses and technology,
            net of cash acquired, and loan to related party                    (1,500)      (1,264)      (6,009)
         Additions to equipment and leasehold improvements                       (600)      (1,065)      (2,535)
         Additions to patents                                                    (272)        (198)        (249)
----------------------------------------------------------------------------------------------------------------
                Net cash provided (used) by investing activities                4,056       (3,385)     (10,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from exercise of stock options                                  186          933        3,527
         Proceeds from issuance of common stock
            under Employee Stock Purchase Plan                                    492          371          464
         Repurchase of common stock                                              (175)
----------------------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                         503        1,304        3,991

Net increase (decrease) in cash and cash equivalents                           (1,314)        (744)       2,901

Cash and cash equivalents - beginning of year                                  12,323       13,097       10,196
----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents - end of year                                      $ 11,009     $ 12,323     $ 13,097
================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
CYBEROPTICS CORPORATION

                                                                      Accumulated
                                              Common Stock               Other                         Total
                                        ------------------------     Comprehensive      Retained   Stockholders'
(In thousands)                           Shares          Amount      Income (Loss)      Earnings       Equity
----------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                7,527        $  33,479        $     (4)       $ 13,029       $ 46,504

Tax benefit from exercise
     of stock options                                      2,165                                          2,165
Exercise of stock options
     net of shares exchanged as payment
     and subsequently retired               375            3,527                                          3,527
Issuance of common stock under
     Employee Stock Purchase Plan            50              464                                            464
Amortization of restricted stock                              79                                             79
Market value adjustments of
     marketable securities                                              $    263                            263
Cumulative translation adjustment                                           (308)                          (308)
Net income                                                                                 7,089          7,089
                                                                                                      ---------
Comprehensive income                                                                                      7,044
----------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                7,952        $  39,714        $    (49)       $ 20,118       $ 59,783

Tax benefit from exercise
     of stock options                                        119                                            119
Exercise of stock options
     net of shares exchanged as payment
     and subsequently retired               131              933                                            933
Issuance of common stock under
     Employee Stock Purchase Plan            41              371                                            371
Amortization of restricted stock                              39                                             39
Market value adjustments of
     marketable securities                                              $    191                            191
Cumulative translation adjustment                                           (234)                          (234)
Net loss                                                                                 (4,164)         (4,164)
                                                                                                       ---------
Comprehensive loss                                                                                       (4,207)
----------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                8,124        $  41,176        $    (92)      $ 15,954        $ 57,038

Tax benefit from exercise
     of stock options                                          5                                              5
Exercise of stock options
     net of shares exchanged as payment
     and subsequently retired                19              186                                            186
Issuance of common stock under
     Employee Stock Purchase Plan            77              492                                            492
Amortization of restricted stock and other                    71                                             71
Repurchase of common stock                  (30)            (175)                                          (175)
Market value adjustments of
     marketable securities                                              $   (95)                            (95)
Cumulative translation adjustment                                            95                              95
Net loss                                                                                 (13,555)       (13,555)
                                                                                                       ---------
Comprehensive loss                                                                                      (13,555)
----------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                8,190        $  41,755        $   (92)        $  2,399       $ 44,062
================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             CYBEROPTICS CORPORATION
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of CyberOptics Corporation and its wholly-owned subsidiaries. In these Notes to the Consolidated Financial Statements, these companies are collectively referred to as "CyberOptics," "we," "us," or "our". All significant inter-company accounts and transactions have been eliminated in consolidation.

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

CASH EQUIVALENTS
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of funds maintained in money market accounts, U.S. Government backed obligations and state municipal instruments with a long-term credit rating of AAA.

MARKETABLE SECURITIES
Marketable securities generally consist of U.S. Government or U.S. Government backed obligations and state municipal instruments with long-term credit ratings of AAA. Marketable securities are classified as short-term or long-term in the balance sheet based on their maturity date and expectations regarding sales. All marketable securities have maturities of three years or less. Certain marketable securities held by us are subject to call provisions prior to their maturity date.

As of December 31, 2002 and 2001, all marketable securities are classified as available for sale, with a carrying amount of $9,809 and $16,237, respectively. Available for sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity until realized. These fair values are determined using quoted market prices. The carrying amounts of securities, for purposes of computing unrealized gains and losses, are determined by specific identification. The cost of securities sold is determined by specific identification. Net unrealized holding gains and losses and realized gains and losses were not significant at December 31, 2002 and 2001 or during the years ended December 31, 2002, 2001 and 2000.

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

INTANGIBLE ASSETS
Identified intangible assets (excluding goodwill) are being amortized on a straight-line basis over periods ranging from 4 to 10 years, based upon their estimated life. Purchased in process research and development costs (IPR&D) are expensed upon consummation of the purchase.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". We adopted these standards in their entirety on January 1, 2002. Under the new rules, goodwill is no longer amortized, but will be reviewed at least annually for impairment. Our other intangible assets, consisting primarily of developed technology and patents, will continue to be amortized over their estimated useful lives. Refer to Note 3 for details about the adoption of this standard and the results of our impairment tests.

PATENTS
Patents consist of legal and patent registration costs for protection of our proprietary sensor technology. We amortize such expenditures over a three-year period on a straight-line basis commencing upon issuance of the patent.

VALUATION OF LONG-LIVED ASSETS
We periodically assess the potential impairment of our intangible and other long-lived assets based on anticipated un-discounted cash flows.

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

Effective January 1, 2000, we adopted Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. Prior to adoption of SAB 101, revenue was generally recognized upon shipment. Consistent with the guidelines provided in SAB No. 101, we changed our revenue recognition policy to defer elements of certain systems sales relating to installation, training, and other contractually obligated post sale product support, until the services are provided. The impact of adopting the provisions of SAB No. 101 was a $135 cumulative effect charge, net of tax, effective January 1, 2000.

FOREIGN CURRENCY TRANSLATION
Financial position and results of operations of our international subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at each fiscal year-end. Statements of operations accounts are translated at the average rates of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a cumulative translation adjustment in stockholders' equity.

RESEARCH AND DEVELOPMENT
Research and development (R&D) costs, including software development, are expensed when incurred. Software development costs are required to be expensed until the point that technological feasibility and proven marketability of the product are established; costs otherwise capitalizable after such point also are expensed because they are insignificant. Customer-funded R&D is deferred and recognized as a reduction of R&D expenses as contractual requirements are met in the accompanying statements of income. All other R&D costs are expensed as incurred.

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

NET INCOME PER SHARE
Basic net income (loss) per share is calculated based on the weighted average of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding. Our only potentially dilutive securities are those that result from common stock options. The calculation of diluted earnings per common share for 2000 includes 624,571 of such potentially dilutive securities. The calculation of diluted loss per common share for 2002 and 2001 excludes 43,678 and 206,873 potentially dilutive shares, respectively, because their effect would be anti-dilutive.

ACCOUNTING FOR STOCK-BASED COMPENSATION
In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". We intend to continue to account for stock-based compensation to our employees and directors using the intrinsic value method prescribed by APB Opinion No. 25. We have adopted the disclosure requirements of SFAS No. 148 in these notes to the consolidated financial statements.

As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", we continue to measure compensation cost for our stock incentive and option plans using the intrinsic value method of accounting. Had we used the fair value method of accounting for our stock option and incentive plans and charged compensation costs against income over the vesting period, net income and net income per share for 2002, 2001 and 2000 would have been reduced to the following pro forma amounts:

--------------------------------------------------------------------------------
                                                2002         2001         2000
--------------------------------------------------------------------------------

Net Income (loss) as reported                $(13,555)     $(4,164)     $ 7,089
  Add: Stock-based compensation
    Expense included in net income,
    net of related tax effects                     --           --           --

  Deduct: Total stock-based compensation
    expense determined under fair value,
    net of related tax effects               $ (2,718)     $(1,313)     $(1,383)
--------------------------------------------------------------------------------
Net Income (loss) - Pro forma                $(16,273)     $(5,477)     $ 5,706
================================================================================

Net income (loss) per share:
   As reported - Basic                       $ (1.66)      $ (0.52)     $  0.91
   Pro forma - Basic                         $ (1.99)      $ (0.68)     $  0.73

   As reported - Diluted                     $ (1.66)      $ (0.52)     $  0.84
   Pro forma - Diluted                       $ (1.99)      $ (0.68)     $  0.68

In 2002, no tax benefit provision was applied to the fair value expense calculated under SFAS No. 123 due to establishing valuation allowances on deferred tax assets during 2002 (see Note 5 for further discussion on income taxes). In 2001 and 2000 the tax benefit provision applied to fair value expense is consistent with the tax provision in our Statement of Operations. Compensation expense for pro forma purposes is reflected over the vesting period. Note 9 contains the significant assumptions used in determining the underlying fair value of options.

COMPREHENSIVE INCOME (LOSS)
Components of comprehensive income (loss) include net income, foreign-currency translation adjustments and unrealized gains (losses) on available-for-sale securities and is presented on the consolidated statements of shareholders' equity and comprehensive income (loss).

RECLASSIFICATIONS
Certain prior-year amounts have been reclassified to conform to the current-year presentation.

RECENT ACCOUNTING DEVELOPMENTS
In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" which provides accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management believes the adoption of SFAS No. 143 will not have a material impact on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 also eliminates the exception to the consolidation of a subsidiary for which control is likely to be temporary. We adopted the statement effective January 1, 2002. The adoption of this statement did not have a material impact on either our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition Disclosure - an amendment of FAS 123" (SFAS No. 148). This statement amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements are effective for interim periods beginning after December 31, 2002. We intend to continue to account for stock-based compensation to our employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. We have made certain disclosures required by SFAS No. 148 in the consolidated financial statements for the year ended December 31, 2002 and will begin making the additional disclosures required by SFAS No. 148 in the first quarter of 2003. Accordingly, adoption of SFAS No. 148 will not have a material impact on our results of operations.

In November 2002, the FASB issued Interpretation No. 45, " Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosure requirements in the financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The disclosure requirements of this interpretation were effective for us on December 31, 2002 but did not require any additional disclosure. The recognition provisions of the interpretation are applicable only to guarantees issued or modified after December 31, 2002. We do not expect adoption of these recognition provisions to have a material impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are the determined to be the primary beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for Variable Interest Entities in existence prior to January 31, 2003 and outlines consolidation requirements for Variable Interest Entities created after January 31, 2003. We do not expect adoption of these consolidation provisions to have a material impact on our financial position or results of operations.


NOTE 2 - OTHER FINANCIAL STATEMENT DATA

INVENTORIES CONSIST OF THE FOLLOWING:

--------------------------------------------------------------------------------
December 31,                                                 2002          2001
--------------------------------------------------------------------------------

Raw materials and
   purchased parts                                        $ 5,190       $ 6,410
Work in process                                               896           673
Finished goods                                              3,456         4,015
--------------------------------------------------------------------------------
                                                            9,542        11,098

Allowance for obsolescence                                 (2,477)       (1,431)
--------------------------------------------------------------------------------
                                                          $ 7,065       $ 9,667


EQUIPMENT AND LEASEHOLD IMPROVEMENTS CONSIST OF THE FOLLOWING:

--------------------------------------------------------------------------------
December 31,                                                 2002          2001
--------------------------------------------------------------------------------

Equipment                                                 $ 9,240       $ 8,517
Leasehold improvements                                      1,197         1,169
--------------------------------------------------------------------------------
                                                           10,437         9,686
Accumulated
   depreciation and amortization                           (8,083)       (6,311)
--------------------------------------------------------------------------------
                                                          $ 2,354       $ 3,375

INTANGIBLE AND OTHER ASSETS CONSIST OF THE FOLLOWING:

--------------------------------------------------------------------------------
December 31,                                                 2002          2001
--------------------------------------------------------------------------------

Acquisition-related Intangibles
  Developed technologies                                    7,275         7,275
  Workforce                                                    --           560
  Customer base                                               280           280
  Trademarks                                                   82            82
Capitalized patent costs                                    1,458         1,143
Other                                                          50           183
--------------------------------------------------------------------------------
                                                            9,145         9,523
Accumulated amortization                                   (4,263)       (3,059)
--------------------------------------------------------------------------------
Total intangible and other
   assets, net                                            $ 4,882       $ 6,464
================================================================================

As of December 31, 2002, the weighted average remaining life of acquisition related intangible assets was approximately 4.31 years for developed technologies, 1.83 years for customer base and 3.42 years for trademarks.

In connection with adopting SFAS 142, we reassessed the useful lives and the classification of identifiable intangible assets and determined that as of January 1, 2002 and December 31, 2002, with the exception of reclassifying workforce into goodwill, they continue to be appropriate. Estimated aggregate amortization expense based on current intangibles for the next five years is expected to be as follows: $1.3 million in 2003, $1.2 million in 2004, $1.1 million in 2005, $0.6 million in 2006 and $0.1 million in 2007.


ACCRUED EXPENSES CONSIST OF THE FOLLOWING:

--------------------------------------------------------------------------------
December 31,                                                 2002          2001
--------------------------------------------------------------------------------

Wages and benefits                                        $ 1,123       $   980
Deferred revenue                                              216           161
Warranty costs                                                400           432
Other                                                         875           783
--------------------------------------------------------------------------------
                                                          $ 2,614       $ 2,356
================================================================================


We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. At the end of each reporting period we revise our estimated warranty liability based on these factors. A reconciliation of the changes in our estimated warranty liability is as follows:

--------------------------------------------------------------------------------
                                                              2002
--------------------------------------------------------------------------------
Balance at the beginning of period                        $    432
   Accruals for Warranties                                    (381)
   Settlements made during the period                          349
--------------------------------------------------------------------------------
Balance at the end of period                              $    400
================================================================================

NOTE 3 - GOODWILL

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. We adopted SFAS 142 effective January 1, 2002. Actual results of operations and pro forma results of operations for the three years ended December 31, 2002, 2001 and 2000 had we applied the non-amortization provisions of SFAS No. 142 are as follows (in thousands, except per share amounts):

                                                                     12 MONTHS ENDED
                                                DECEMBER 31, 2002   DECEMBER 31, 2001  DECEMBER 31, 2000
                                                -----------------   -----------------  -----------------
Reported net income (loss)                          ($13,555)            ($4,164)            $7,089
Add back amortization of
goodwill, net of tax                                      --              $1,208             $  983
                                                                         -------             ------
Adjusted net income (loss)                          ($13,555)            ($2,956)            $8,072

BASIC EARNINGS PER SHARE:
Reported net income (loss)                          ($  1.66)            ($ 0.52)            $ 0.91
Add back amortization of goodwill, net of tax             --              $ 0.15             $ 0.13
Adjusted net income (loss)                          ($  1.66)            ($ 0.37)            $ 1.04

DILUTED EARNINGS PER SHARE:
Reported net income (loss)                          ($  1.66)            ($ 0.52)            $ 0.81
Add back amortization of goodwill, net of tax             --              $ 0.15             $ 0.12
Adjusted net income (loss)                          ($  1.66)            ($ 0.37)            $ 0.93

At December 31, 2002, we had net goodwill of $5.8 million compared to $5.0 million at December 31, 2001. The increase in goodwill during 2002 is the result of reclassifying workforce ($429) consistent with SFAS 142 transition rules and the translation impact ($564) on foreign denominated goodwill balances. These increases were offset by a $206 reduction in goodwill resulting from the utilization of pre-acquisition deferred tax assets of CyberOptics UK, Ltd. We completed our transitional test for goodwill impairment during the second quarter of 2002 and our annual test for goodwill impairment as of December 31, 2002. Our methodology for estimating fair value included utilizing several valuation methodologies, including discounted cash flows, in determining a reasonable valuation. The result of the tests performed indicates goodwill was not impaired as of December 31, 2002. Accordingly, no impairment charge has been recognized.


NOTE 4 - ACQUISITIONS OF BUSINESSES AND TECHNOLOGY

In July 2001, the Company acquired certain intellectual property and a software license for a cash payment of $1.1 million.

On October 24, 2000, the Company acquired all of the outstanding shares and all options to acquire shares of Imagenation Corporation. Total consideration of $7,191 included $6,650 paid to the share and option holders of Imagenation at closing, $350 paid into an escrow account to cover indemnity obligations, and direct acquisition costs of $191. The company also agreed to pay additional contingent consideration equal to 5% of net sales, if any, generated during the three years ending December 31, 2003 from the sale of any new products under development at the time of acquisition, including revenues generated from the sale of products that are the derivative works of such products. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed, and the results of operations of Imagenation are included in the consolidated financial statements of the Company since the acquisition date.

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

Valuation of the purchased in-process research and development was conducted by a nationally recognized third party appraisal company. The purchased in-process research and development consisted of Imagenation's PXR 800 (formerly "Bluebird") project frame grabber and VisionCell(TM) development projects.

The PXR 800 frame grabber is a new generation frame grabber technology that was introduced in the second quarter of 2001, and contains high performance features (real time control of trigger and strobe signals, assured transfers of image to memory, and significantly lower video noise and jitters) that greatly exceed the specifications of current products. At the time of acquisition, the complexity of the logic design required to successfully develop the PXR 800 was high because the design could not be completed utilizing DMA (direct memory access) controllers and video processing chips commercially available at the time. The PXR 800 frame grabber was introduced in the second quarter of 2001, however, market acceptance has not yet been proven. The estimated fair value of the PXR 800 project acquired in-process research and development technology was $280.

VisionCell sensor is a machine vision product concept that integrates all vision components (camera, frame grabber, lighting, computer, and vision application software) on a single circuit board. If successfully developed, it will provide very high performance in a small package and at a price much lower than a normal vision system. The first product under development using the VisionCell technology was a wafer mapper device that sits on a robot arm in a semiconductor manufacturing environment to automatically see whether the silicon wafers are loaded properly into wafer cassettes. The estimated fair value of the VisionCell acquired in-process research and development technology was $1,850.

These in-process research and development amounts were expensed as a charge upon consummation of the acquisition. At the time of acquisition, management was uncertain whether the technology being developed for either the PXR 800 or VisionCell would ultimately meet the technical specifications required for semiconductor wafer handling, or other applications, or be commercially acceptable. Failure to achieve these specifications would have caused the PXR 800 frame grabber and the VisionCell projects to fail. At the time of the acquisition, the Company expected that all the purchased in-process research and development would reach technological. We introduced the PXR 800 frame grabber late in the second quarter of 2001, and development of the VisionCell technology for wafer mapper applications has been discontinued due to the determination that there was not a significant market advantage to the laser based wafer mapping products we sell. Development of the VisionCell technology for other potential applications continued in 2002.

The following table presents unaudited pro forma condensed consolidated results of operations as if the acquisition of Imagenation had occurred as of the beginning of fiscal 1999. The unaudited pro forma consolidated results of operations have been adjusted to eliminate the effect of the charges to operations of $2,130 for the estimated fair value allocated to the acquired in-process research and development technology. The pro forma information also includes adjustments for additional amortization of identifiable intangibles and goodwill, the reduction of interest income due to the cash used for the acquisitions and the related tax impacts of these adjustments. The unaudited pro forma consolidated results of operations are presented for illustrative purposes only and are not necessarily indicative of the combined financial results that actually would have resulted had the acquisition, in fact, occurred on that date (in thousands):

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
--------------------------------------------------------------------------------


NOTE 5 - INCOME TAXES

THE PROVISION FOR INCOME TAXES CONSISTS OF THE FOLLOWING:

--------------------------------------------------------------------------------
                                                   2002        2001        2000
--------------------------------------------------------------------------------
Current:
   Federal                                     $ (3,774)    $(1,908)    $ 4,979
   State                                              8           8         518
   Foreign                                           23          11          --
Deferred
   Federal                                     $  2,220     $(1,048)    $   (42)
   State                                            293        (138)         (5)
   Foreign                                          206          --          --
--------------------------------------------------------------------------------
                                               $ (1,024)    $(3,075)    $ 5,450
================================================================================


A RECONCILIATION OF THE STATUTORY RATE TO THE EFFECTIVE INCOME TAX RATE IS AS
FOLLOWS:

-------------------------------------------------------------------------------
                                                  2002         2001       2000
-------------------------------------------------------------------------------

Federal statutory rate                            34.0%        34.0%     34.0%

   State income taxes, net
    of federal benefit                             3.5          3.2       2.2
   FSC benefit                                      --         10.7      (4.7)
   R&E credit                                      0.6          3.6      (3.0)
   Foreign rate difference                         0.2         (0.9)      1.5
   Acquired IPR&D                                   --           --       5.9
   Valuation allowance                           (29.7)        (3.6)      5.0
   Non-deductible goodwill                          --         (4.0)      1.8
   Other, net                                     (1.6)        (0.5)      0.8
-------------------------------------------------------------------------------
Effective rate                                     7.0%        42.5%     43.5%
===============================================================================

DEFERRED TAX ASSETS (LIABILITIES) CONSIST OF THE FOLLOWING:

    -----------------------------------------------------------------------
    December 31,                                         2002        2001
    -----------------------------------------------------------------------
    Current deferred tax assets (liabilities):
      Inventory allowances                            $ 1,035     $   637
      Vacation accrual                                     85         123
      Accounts receivable
         allowances                                        92          70
      Warranty accrual                                    175         159
      Deferred Revenue                                    157         341
      Other, net                                          208         354
    -----------------------------------------------------------------------
         Sub-total                                      1,752       1,684
      Valuation allowance                              (1,752)         --
    -----------------------------------------------------------------------
         Total                                             --       1,684
    -----------------------------------------------------------------------

    Non-current deferred tax assets (liabilities):
      Fixed asset and intangible amortization, net        259          53
      Write down of equity investment                      70          70
      Tax credits                                       1,600          --
      Net operating loss
         carryforwards                                  2,943       2,998
    -----------------------------------------------------------------------
         Sub-Total                                      4,872       3,121
      Valuation allowance                              (4,872)     (2,292)
    -----------------------------------------------------------------------
         Total                                             --         829
    -----------------------------------------------------------------------
    Net deferred tax asset                            $    --     $ 2,513
    =======================================================================

During the third quarter of 2002, we concluded that a valuation allowance against all of our deferred tax assets was appropriate. A deferred tax asset generally represents future tax benefits to be received when certain expenses and losses previously recognized in our U.S. GAAP-based financial statements become deductible under applicable income tax laws. Consequently, realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied. In accordance with Statement of Financial Accounting Standards No. 109, as the result of cumulative U.S. based operating losses incurred over the past three years and continued weakness in the markets we serve and the resulting impact on order rates, we have reduced our effective tax rate in the year ended December 31, 2002 to reflect only a current benefit resulting from the ability to carry-back losses to prior periods and recorded a valuation allowance against deferred tax assets. The income tax provision for the year ended December 31, 2002 reflects the establishment of a valuation allowance against deferred tax assets, which includes $2.5 million of deferred tax assets recorded as of December 31, 2001. The total deferred tax asset valuation allowance charge recorded in our statements of operations for the years ended December 31, 2002 and 2001 was $4.3 million and $0.3 million, respectively.

Following the 2002 fiscal year, we do not expect to record tax expense or benefits on U.S. based operating results (nominal tax provision expected for foreign operating results) until we are consistently profitable on a quarterly basis, as all carry-back opportunities will have been exhausted. At that time, the valuation allowance will be reassessed and could be eliminated, resulting in the recognition of the deferred tax assets.

The majority of net operating loss carryforwards at December 31, 2002, $7,560, relate to losses incurred in the UK by CyberOptics UK, Ltd. a development stage company acquired in 1999. The utilization of net operating loss carryforwards is dependent on CyberOptics UK's ability to generate sufficient UK taxable income during the carryforward period. Because of uncertainty as to future realization of the benefit associated with this net operating loss, a valuation allowance equal to the related deferred tax asset has been recorded. Once realization becomes more likely than not, the valuation allowance will be reversed. Approximately $3,532 of the net operating loss carryforwards relates to pre-acquisition losses and would be recorded as an adjustment to the opening balance sheet, primarily goodwill, if the valuation allowance is reversed. The remaining NOL carryforwards at December 31, 2002 of $1,838 relates to the loss generated by Imagenation, that we expected to carryforward to be utilized to reduce future taxable income.

Cash payments for income taxes for the years ended December 31, 2002, 2001 and 2000, were approximately, $86, $725 and $3,759, respectively.


NOTE 6 - OPERATING LEASES

We lease our primary office, warehouse and manufacturing facility under a 10 year operating lease that expires in April 2006. We have an option to extend the lease for two additional three year periods. The lease requires the Company to pay insurance, property taxes and other operating expenses related to the leased facility. We also lease facilities for the operations of our three subsidiaries, under operating leases that expire from May 2004 through June 2013.

Total rent expense for the years ended December 31, 2002, 2001 and 2000, was approximately, $1,368, $1,369 and $994, respectively.

At December 31, 2002, the future minimum lease payments required under non-cancelable operating lease agreements, are as follows:

             Year ending December 31,
             2003                                   $ 1,157
             2004                                     1,129
             2005                                     1,100
             2006                                       484
             2007                                        98
             Thereafter                                 289
             ----------------------------------------------
             Total                                  $ 4,257
             ==============================================


NOTE 7 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature on or about the last day of each quarter and are designated as cash flow hedges. At December 31, 2002, we had one open swap agreement that was purchased on that date. As a result, there were no unrealized gains or losses as of December 31, 2002. During year ended December 31, 2002, we recognized a net loss of approximately $723 from the settlement of foreign currency swap agreements that offset the $510 translation gain on the underlying inter-company balance.

The Company's foreign currency swap agreements contain credit risk to the extent that its bank counter-parties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counter-parties to major financial institutions. Management does not expect material losses as a result of defaults by other parties.


NOTE 8 - STOCKHOLDERS' EQUITY

All share and per share amounts, including stock options, have been restated to reflect our three-for-two stock split effected in the form of a common stock dividend, which was distributed on June 16, 2000. In October 2002, our Board of Directors authorized the repurchase of up to 1,000,000 shares of common stock. As of December 31, 2002, approximately 30,000 shares have been repurchased under the authorization.


NOTE 9 - BENEFIT PLANS

STOCK OPTION PLAN
We have three stock option plans which have 1,785,531 shares of common stock reserved in the aggregate for issuance to employees, directors, officers and others. In addition, there are 220,435 shares reserved, and included in the following summaries that are not part of the three stock option plans. Reserved shares underlying canceled options are available for future grant under all plans. Options are granted at an option price per share equal to or greater than the market value at the date of grant. Generally, options granted to employees vest over a four-year period and expire five, seven or ten years after the date of grant. The plans allow for option holders to tender shares of the Company's common stock as consideration for the option price provided that the tendered shares have been held by the option holder at least 6 months. Options exercised by tendering shares are shown at the net amount.

THE FOLLOWING IS A SUMMARY OF STOCK OPTION PLAN ACTIVITY:


--------------------------------------------------------------------------------
Shares                                        2002          2001           2000
--------------------------------------------------------------------------------

Granted                                    417,150       344,275        311,634
Exercised                                  (22,211)     (136,937)      (401,014)
Forfeited                                 (209,634)     (154,772)      (112,383)
December 31:
Outstanding                              1,611,411     1,426,106      1,373,540

Exercisable                                923,979       718,242        557,787


Weighted average exercise price
per share                                     2002          2001           2000
--------------------------------------------------------------------------------

Granted                                 $    11.12      $  11.90      $   26.11
Exercised                                    12.93          7.96          10.06
Forfeited                                    14.88         17.11          11.82

December 31:
Outstanding                                  12.93         13.70          13.88

Exercisable                                  12.71         12.58          10.36
================================================================================

Stock options outstanding as of December 31, 2002, had a range of exercise prices of $2.23 to $36.87 and a weighted average remaining contractual life of approximately 3.97 years


THE FOLLOWING IS A SUMMARY OF OUTSTANDING OPTIONS AS OF DECEMBER 31, 2002:

                                                                     Weighted
Exercise                                Options       Options        Average
Price                                 Outstanding   Exercisable   Remaining Life
--------------------------------------------------------------------------------

Less than $7.00                         116,200        81,000       3.30 years
$7.00 to $9.99                          258,951       186,358       1.54 years
$10.00 to $19.99                      1,014,710       541,501       4.89 years
$20.00 to $29.99                        181,950        95,320       3.00 years
Over $30.00                              39,600        19,800       2.61 years
================================================================================

The weighted-average grant-date fair value of options granted during 2002, 2001 and 2000 was $6.88, $6.41 and $15.39, respectively. The weighted-average grant-date fair value of options was determined by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions (see Note 1 for pro forma statement of operations):

--------------------------------------------------------------------------------
                                                    2002        2001       2000
--------------------------------------------------------------------------------

Risk-free interest rates                            4.10%       4.72%      6.22%
Expected life                                     4 years     4 years    4 years
Expected volatility                                81.69%      74.10%     72.92%
Expected dividends                                   None        None       None

EMPLOYEE STOCK PURCHASE PLAN
We have an Employee Stock Purchase Plan available to eligible employees. Under terms of the plan, eligible employees may designate from 1 to 10% of their compensation to be withheld through payroll deductions for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. Under the plan, 600,000 shares of common stock have been reserved for issuance. As of December 31, 2002, 428,151 shares have been issued under this plan.

401(k) PLAN
We have a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code (the Code), whereby eligible employees may contribute up to 20% of their earnings, not to exceed annual amounts allowed under the Code. In addition, the Company may also make contributions at the discretion of the Board of Directors. In 2002, 2001 and 2000, the Company provided for matching contributions totaling $268, $328, and $198, respectively.


NOTE 10 - BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS

Effective at year-end 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 requires the management approach in determining business segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. Management has determined that the Company operates its business as one reportable segment - the design, manufacture and sale of optical process control sensors and inspection systems for the electronics capital equipment market.

REVENUES BY PRODUCT LINE WERE AS FOLLOWS:

--------------------------------------------------------------------------------
Year ended December 31,                          2002         2001         2000
--------------------------------------------------------------------------------

OEM Solutions:
     Electronic Assembly Sensors             $  8,052     $ 20,245     $ 43,415
     Semiconductor Products                     6,185        6,719        9,213
SMT Systems                                    10,397       11,482       11,408
--------------------------------------------------------------------------------
                                             $ 24,634     $ 38,446     $ 64,036
================================================================================


THE FOLLOWING SUMMARIZES CERTAIN SIGNIFICANT CUSTOMER INFORMATION:

                                              Significant            Percentage
                                               Customer   Revenues   of Revenues
--------------------------------------------------------------------------------

Year ended
   December 31, 2002                              A       $ 3,210        15%
                                                  B       $ 3,571        13%
Year ended
   December 31, 2001                              A       $ 8,438        22%
                                                  B       $ 7,046        18%
Year ended
   December 31, 2000                              A       $19,043        30%
                                                  B       $15,414        24%

As of December 31, 2002, accounts receivable from significant customers A and B were $690 and $679, respectively. As of December 31, 2001, accounts receivable from significant customers A and B were $274 and $441, respectively.

Export sales amounted to 67%, 67% and 73% of revenues for 2002, 2001 and 2000, respectively. All of the Company's export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

--------------------------------------------------------------------------------
                                                 2002         2001         2000
--------------------------------------------------------------------------------

Americas                                     $  1,311     $  1,397     $    404
Europe                                          6,282       13,069       22,847
Asia                                            8,778       11,147       23,593
Other                                             126           66            5
--------------------------------------------------------------------------------
                                             $ 16,497     $ 25,679     $ 46,849
================================================================================


Long-lived assets include equipment and leasehold improvements, intangible and other assets and goodwill attributable to each geographic area's operations. Long-lived assets at December 31, 2002, 2001 and 2000 are as follows:

--------------------------------------------------------------------------------
                                                 2002         2001         2000
--------------------------------------------------------------------------------
Long-lived assets:
  United States                              $  9,669     $ 11,676     $ 12,578
  Europe                                        3,341        3,130        4,277
  Asia and other                                   61           81           --
--------------------------------------------------------------------------------
Total long-lived assets                      $ 13,071     $ 14,887     $ 16,855
================================================================================


NOTE 11 - CONTINGENCIES

In the ordinary course of business, we are a defendant in miscellaneous claims and disputes. While the outcome of these matters cannot be predicted with certainty, management presently believes the disposition of these matters will not have a material effect on the financial position, results of operations or cash flows of the Company.


NOTE 12 - RELATED PARTY TRANSACTIONS

In May 2002, we funded a $1.5 million term loan to Avanti Optics Corporation ("Avanti"). Avanti's chief executive officer is Steven K. Case, Ph. D., who is also the chairman and founder of CyberOptics. The transaction was approved by the Board of CyberOptics without the participation of Dr. Case or any other party who had a material interest in Avanti. We believe the loan was made on terms at least as favorable to us as would have been obtained from an unaffiliated party.

We had previously acquired 19% of the outstanding capital stock of Avanti in 2000 for cash and other assets. Our carrying value for accounting purposes of this investment had been reduced to zero in the first quarter of 2001 by our equity in the losses of Avanti. During 2002, we reduced the carrying value of the term loan by $1,450 to reflect our equity in the cumulative losses of Avanti and to reduce our investment to reflect its net realizable value as of December 31, 2002. In December 2002, we were notified that, as a result of not being able to raise additional third party funding, Avanti decided to cease operations and liquidate its remaining assets. In February 2003, Avanti's Board of Directors and its significant shareholders passed a resolution to cease business operations. Consequently, all of the Avanti intellectual property rights were transferred to us under the terms of the loan. At December 31, 2002, the carrying value of the loan is $50 that reflects the estimated book value of assets that we will receive in the Avanti liquidation.

NOTE 13 - QUARTERLY FINANCIAL INFORMATION
(In thousands, except per share amounts)

2002 (UNAUDITED)                        March 31(2)    June 30(3)    Sept. 30(4)    Dec. 31
--------------------------------------------------------------------------------------------
Revenues                                $  4,532      $  5,912       $  7,476      $  6,714
Gross margin                               1,599         2,140          3,313         3,007
Loss from operations                      (5,525)       (4,784)        (1,721)       (1,878)
Net loss                                  (3,202)       (3,292)        (5,395)       (1,666)
Net loss per share - Basic (1)             (0.39)        (0.40)         (0.66)        (0.20)
Net loss per share - Diluted (1)           (0.39)        (0.40)         (0.66)        (0.20)


2001 (UNAUDITED)                        March 31       June 30       Sept. 30       Dec. 31
--------------------------------------------------------------------------------------------
Revenues                                $ 16,663      $ 11,308       $  6,189      $  4,286
Gross margin                               9,689         6,182          2,498         1,355
Income (loss) from operations              1,700          (724)        (4,210)       (5,360)
Net income (loss)                          1,312          (354)        (1,949)       (3,173)
Net income (loss) per share - Basic (1)     0.16         (0.04)         (0.24)        (0.39)
Net income (loss) per share - Diluted (1)   0.16         (0.04)         (0.24)        (0.39)

(1) The summation of quarterly per share amounts may not equal the calculation for the full year, as each quarterly calculation is performed discretely.

(2) Includes a charge of approximately $550, net of tax, for restructuring and severance costs.

(3) Includes a charge of approximately $520, net of tax, for restructuring and severance costs.

(4) Includes a charge of approximately $4,076 for establishing a valuation allowance on deferred tax assets. For further details, see management discussion and analysis related to income taxes and effective tax rate in this Form 10-K.



REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
CyberOptics Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' equity and comprehensive income (loss) present fairly, in all material respects, the consolidated financial position of CyberOptics Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management, our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 3 to the consolidated financial statements, in 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets".

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 6, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        NONE.


                                    PART III.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information contained under the headings "Proposal I--Election of Directors--Nominees," Proposal I--Election of Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement for its annual meeting of shareholders to be held May 16, 2003 (hereafter, the Proxy Statement), is hereby incorporated by reference.


ITEM 11. EXECUTIVE COMPENSATION

        The information under the headings "Election of Directors--Compensation of Directors", and "Executive Compensation" of the Proxy Statement is hereby incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information contained under the headings "Executive
Compensation--Equity Compensation Plan Information," and "Shares Outstanding" of the Proxy Statement is hereby incorporated by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information under the headings "Election of Directors--Compensation of Directors", and "Certain Transactions" of the Proxy Statement is hereby incorporated by reference.

ITEM 14. CONTROLS AND PROCEDURES

        a. Evaluation of disclosure controls and procedures.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of December 31, 2002 (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

        b. Changes in internal controls.

        There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                                    PART IV.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)(1) Financial Statements: See Item 8 to this Form 10-K.

        (a)(2) Financial Statement Schedule: Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000, and the report of PricewaterhouseCoopers LLP thereon are attached as Item 14(d).

        (a)(3) LIST OF EXHIBITS

Exhibit Number    Description
--------------    -----------
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

         3.4 First Amendment to the Rights Agreement, dated October 21, 2002, between the Company and Wells Fargo Bank Minnesota, National Association, as successor in interest to Norwest Bank Minnesota, National Association (incorporated by reference to
                  Exhibit 2 to the Company's Form 8-A amendment dated November 4, 2002).

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

         4.3 CyberOptics Corporation 1998 Stock Incentive Plan, as amended (incorporated by reference to exhibit 4.1 to the Company's Registration Statement on Form S-8 filed December 4, 2000 (file no. 333-51200)

         4.4 CyberOptics Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1992).

         10.1 Settlement Agreement dated as of February 14, 2003 between the Company, Avanti Optics Corporation, and Gyrus Group.

         10.2 Lease Agreement between MEPC American Properties, Inc. and the Company dated September 15, 1995 (incorporated by reference to
                  Exhibit 10 of the Company's Form 10-QSB for the quarter ended September 30, 1995).

         *10.3 Retirement Agreement dated September 13, 2002, as amended November 21, 2002, between Steven M. Quist and CyberOptics Corporation.

         *10.4 Independent Contractor--Services Agreement dated October 13, 2002 between the Company and Steven M. Quist.

         *10.5 Letter of engagement dated September 13, 2002 between Kathleen Iverson and the Company

         21.0 Subsidiaries of the Company (Incorporated by reference to Exhibit 21 to the Company's annual report on Form 10-K for the year ended December 31, 2001).

         23.1     Consent of PricewaterhouseCoopers LLP

         99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management Contract or Compensatory Plan or Arrangement

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

                           PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
February 6, 2003


                                   SCHEDULE II

                             CYBEROPTICS CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                          Balance at      Charged to                    Balance
                                         Beginning of     Costs and                    at end of
Description                                Period         Expenses     Deductions       Period
-----------                              ------------     --------     ----------       ------
Allowance for doubtful accounts:
   Year ended December 31, 2002          $  191,500     $   95,670     $  (36,170)    $  251,000

   Year ended December 31, 2001          $  135,000     $  138,945     $  (82,445)    $  191,500

   Year ended December 31, 2000          $  124,188     $   10,812             --     $  135,000


                                          Balance at      Charged to                    Balance
                                         Beginning of     Costs and                    at end of
Description                                Period         Expenses     Deductions       Period
-----------                              ------------     --------     ----------       ------
Allowance for obsolete accounts:
   Year ended December 31, 2002          $1,431,000     $1,621,150     $ (575,150)    $2,477,000

   Year ended December 31, 2001          $  470,000     $1,002,482     $  (41,482)    $1,431,000

   Year ended December 31, 2000          $  450,000     $  504,883     $ (484,883)    $  470,000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CYBEROPTICS CORPORATION


DATED: MARCH 21, 2003                                 BY /S/ KATHLEEN P. IVERSON
                                                         -----------------------
                                                         KATHLEEN P. IVERSON,
                                                         PRESIDENT AND CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                          TITLE                               DATE
----                          -----                               ----

/S/ KATHLEEN P. IVERSON       DIRECTOR AND CEO                    MARCH 21, 2003
--------------------------    (PRINCIPAL EXECUTIVE OFFICER)
KATHLEEN P. IVERSON

/S/ STEVEN K. CASE            CHAIRMAN AND DIRECTOR               MARCH 26, 2003
--------------------------
STEVEN K. CASE

/S/ STEVEN M. QUIST           DIRECTOR                            MARCH 21, 2003
--------------------------
STEVEN M. QUIST

/S/ ALEX B. CIMOCHOWSKI       DIRECTOR                            MARCH 21, 2003
--------------------------
ALEX B. CIMOCHOWSKI

/S/ MICHAEL M. SELZER, JR.    DIRECTOR                            MARCH 21, 2003
--------------------------
MICHAEL M. SELZER, JR.

/S/ IRENE M. QUALTERS         DIRECTOR                            MARCH 21, 2003
--------------------------
IRENE M. QUALTERS

                              DIRECTOR                            MARCH __, 2003
--------------------------
ERWIN A. KELEN

/S/ SCOTT G. LARSON           VICE PRESIDENT AND CFO              MARCH 21, 2003
--------------------------    (PRINCIPAL FINANCIAL OFFICER
SCOTT G. LARSON                AND PRINCIPAL ACCOUNTING OFFICER)

                                  CERTIFICATION

I, Kathleen P. Iverson, Chief Executive Officer of CyberOptics Corporation, certify that:

        1. I have reviewed this annual report on Form 10-K of CyberOptics Corporation;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                 c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

                                                         /s/ Kathleen P. Iverson
                                                         -----------------------
                                                         Kathleen P. Iverson

                                  CERTIFICATION

I, Scott G. Larson, Chief Financial Officer of CyberOptics Corporation, certify that:

        1. I have reviewed this annual report on Form 10-K of CyberOptics Corporation;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                 c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

                                                             /s/ Scott G. Larson
                                                             -------------------
                                                             Scott G. Larson