Form 10-Q
period 2003-03-31
CYBEROPTICS CORP
filed 2003-05-14
CIK 768411

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Check One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

At May 14, 2003, there were 8,179,046 shares of the registrant's Common Stock, no par value, issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             CYBEROPTICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                  March 31, 2003    DEC. 31, 2002
                                                                      (Unaudited)
--------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                                 $7,108          $11,009
Marketable securities                                                      6,593            4,086
Accounts receivable, net                                                   3,674            3,836
Inventories                                                                5,909            7,065
Income tax Receivable                                                      2,630            2,560
Other current assets                                                         465              577
--------------------------------------------------------------------------------------------------
                    Total current assets                                  26,379           29,133

Marketable securities                                                      7,276            5,723
Equipment and leasehold improvements, net                                  2,075            2,354
Intangible and other assets, net                                           4,577            4,882
Goodwill, net                                                              5,785            5,835
--------------------------------------------------------------------------------------------------
                    Total assets                                         $46,092          $47,927
==================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                          $1,093           $1,251
Accrued expenses                                                           2,427            2,614
--------------------------------------------------------------------------------------------------
                    Total current liabilities                              3,520            3,865

Commitments and contingencies
Stockholders' equity:
      Preferred stock, no par value, 5,000 shares
        authorized, none outstanding
      Common stock, no par value, 37,500 shares
       authorized, 8,190 and 8,190 shares issued
       and outstanding, respectively                                      41,755           41,755
      Retained earnings                                                      917            2,399
      Accumulated other comprehensive loss                                  (100)             (92)
--------------------------------------------------------------------------------------------------
                    Total stockholders' equity                            42,572           44,062

--------------------------------------------------------------------------------------------------
                    Total liabilities and stockholders' equity           $46,092          $47,927
==================================================================================================

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                         THREE MONTHS ENDED MARCH 31,
                                                                 2003          2002
-------------------------------------------------------------------------------------
Revenues                                                        $6,425        $4,532
Cost of revenues                                                 3,525         2,933
-------------------------------------------------------------------------------------
     Gross margin                                                2,900         1,599
Research and development expenses                                1,740         2,314
Selling, general and administrative expenses                     2,782         3,684
Restructuring and severance costs                                  170           847
Gain from technology transfer and license                         (645)           --
Amortization of intangibles                                        280           279
-------------------------------------------------------------------------------------
     Loss from operations                                       (1,427)       (5,525)
Interest income and other                                            5           223
-------------------------------------------------------------------------------------
     Loss before income taxes                                   (1,422)       (5,302)
Income tax (benefit) provision                                      60        (2,100)
-------------------------------------------------------------------------------------
     Net loss                                                  ($1,482)      ($3,202)
=====================================================================================
Net loss per share - Basic                                      ($0.18)       ($0.39)
Net loss per share - Diluted                                    ($0.18)       ($0.39)
=====================================================================================
Weighted average shares outstanding - Basic                      8,190         8,126
Weighted average shares outstanding - Diluted                    8,190         8,126

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                            THREE MONTHS ENDED MARCH 31,
                                                                     2003         2002
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

        Net income (loss)                                           ($1,482)    ($3,202)
        Adjustments to reconcile net income to
          net cash provided by operating activities:
          Depreciation and amortization                                 808         740
          Gain from technology transfer and license                    (645)         --
          Provision for losses on inventories                           105         185
          Provision for doubtful accounts                                25          (4)
          Amortization of restricted stock and other                     --          10
          Changes in operating assets and liabilities:
             Accounts receivable                                        137          46
             Inventories                                                891        (176)
             Other current assets                                       154         201
             Accounts payable                                          (158)       (566)
             Income taxes receivable                                    (70)     (1,343)
             Accrued expenses                                          (207)        642
----------------------------------------------------------------------------------------
                 Net cash provided (used)
                   by operating activities                             (442)     (3,467)

CASH FLOWS FROM INVESTING ACTIVITIES:
        Maturities of marketable securities                           1,454       5,443
        Purchases of marketable securities                           (5,514)     (3,616)
        Proceeds from technology transfer and license                   750          --
        Additions to equipment and leasehold improvements              (113)       (236)
        Additions to patents                                            (36)        (39)
----------------------------------------------------------------------------------------
                 Net cash provided (used) in
                  investing activities                               (3,459)      1,552

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from exercise of stock options                          --         104
----------------------------------------------------------------------------------------
             Net cash provided by financing
               activities                                                --         104

Increase (decrease) in cash and cash equivalents                     (3,901)     (1,811)
Cash and cash equivalents - beginning
        of period                                                    11,009      12,323
----------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                            $7,108     $10,512
========================================================================================

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM REPORTING:

The interim consolidated financial statements presented herein as of March 31, 2003, and for the three month periods ended March 31, 2003 and 2002, are unaudited; however, in our opinion, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three month periods ended March 31, 2003, do not necessarily indicate the results to be expected for the full year. The December 31, 2002, consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

2. ACCOUNTING FOR STOCK-BASED COMPENSATION:

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

As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", we continue to measure compensation cost for our stock incentive and option plans using the intrinsic value method of accounting. Had we used the fair value method of accounting for our stock option and incentive plans and charged compensation costs against income over the vesting period, net income and net income per share for the three months ended March 31, 2003 and 2002 would have been reduced to the following pro forma amounts:

-------------------------------------------------------------------------
                                                     2003         2002
-------------------------------------------------------------------------

Net Income (loss) as reported                     $(1,482)      $(3,202)
  Add: Stock-based compensation
    expense included in net income,
    net of related tax effects                         --            --

  Deduct: Total stock-based compensation
    expense determined under fair value,
    net of related tax effects                       (568)         (441)
------------------------------------------------------------------------
Net income (loss) - Pro forma                     $(2,050)      $(3,643)
========================================================================

Net income (loss) per share:
   As reported - Basic                             $(0.18)       $(0.39)
   Pro forma - Basic                               $(0.25)      $ (0.45)

   As reported - Diluted                           $(0.18)      $ (0.39)
   Pro forma - Diluted                             $(0.25)      $ (0.45)

In 2003, no tax benefit provision was applied to the fair value expense calculated under SFAS No. 123 due to establishing valuation allowances on deferred tax assets during the three month period ended September 30, 2002. In the three month period ended March 31, 2002 the tax benefit provision applied to fair value expense is consistent with the tax provision in our Statement of Operations. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience.

3. CERTAIN BALANCE SHEET COMPONENTS (IN THOUSANDS):

Inventories consisted of the following:

                               March 31,      December 31,
                                 2003              2002
                             ---------------------------

Raw materials                  $4,886            $5,190

Work in process                   639               896

Finished goods                  2,795             3,456
                             ---------------------------
Allowance for obsolescence     (2,411)           (2,477)
                             ---------------------------
        Total inventories      $5,909            $7,065
                             ===========================

Intangible and other assets include the following:

                                        March 31,     December 31,
                                           2003           2002
                                       ---------------------------
Gross intangibles:
     Developed technology                $  7,275         $  7,275
     Patents and trademarks                 1,576            1,540
     Customer Base                            280              280
     Other                                     50               50
                                         --------------------------
                                            9,181            9,145
                                         --------------------------
Accumulated amortization                   (4,604)          (4,263)
                                         --------------------------
Total intangibles
     and other assets, net               $  4,577         $  4,882
                                         ==========================

4. NET INCOME (LOSS) PER SHARE:

Basic net income per share has been computed using the weighted average number of shares outstanding during the period presented. The diluted net income per share includes the effect of common stock equivalents for each period. The shares used in the basic and diluted net income per share computation for the three month periods ended March 31, 2003 and 2002 are the same, as additional shares in the denominator would be anti-dilutive due to our net loss. Weighted average shares for which the option price exceeds the average market price were1,572,000 and 560,000 for the three month periods ended March 31, 2003 and 2002, respectively.

5. COMPREHENSIVE INCOME (LOSS):

Statement of Financial Accounting Standards No. 130 requires that unrealized gains and losses on our available-for-sale marketable securities and certain foreign currency translation adjustments be included as a component of other comprehensive income.

During the three month periods ended March 31, 2003 and 2002, total comprehensive income (loss) amounted to ($8,000) and ($135,000), respectively. Accumulated other comprehensive loss at March 31, 2003 and December 31, 2002 was ($100,000) and ($92,000), respectively.

6. INCOME TAXES:

During the third quarter of 2002, we concluded that a valuation allowance against all of our deferred tax assets was appropriate. A deferred tax asset generally represents future tax benefits to be received when certain expenses and losses previously recognized in our U.S. GAAP-based financial statements become deductible under applicable income tax laws. Consequently, realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied. In accordance with Statement of Financial Accounting Standards No. 109, as the result of cumulative U.S. based operating losses incurred over the past three years and continued weakness in the markets we serve and the resulting impact on order rates, we reduced our effective tax rate in the year ended December 31, 2002 to reflect only a current benefit resulting from the ability to carry-back U.S. based operating losses to prior periods and recorded a valuation allowance against deferred tax assets.

During the three months ended March 31, 2003, we did not record a tax benefit on U.S. based operating losses, and do not expect to record tax expense or benefits on U.S. based operating results until we are consistently profitable on a quarterly basis. At that time, the valuation allowance will be reassessed and could be eliminated, resulting in the recognition of the deferred tax assets. Tax expense of $60,000 recorded during the three months ended March 31, 2003 relates to income generated by foreign subsidiaries. During the three months ended March 31, 2002, we recorded a tax benefit of $2.1 million, reflecting the estimated annual effective tax rate at that time.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature on the last day of each quarter and are designated as cash flow hedges. At March 31, 2003, CyberOptics had one open swap agreement that was purchased on that date. As a result, there were no material unrealized gains or losses as of March 31, 2003. During the three months ended March 31, 2003 we recognized a gain of approximately $18,000 from the settlement of foreign currency swap agreements which offset the $78,000 translation loss on the underlying inter-company balance.

Our foreign currency swap agreements contain credit risk to the extent that our bank counter-parties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counter-parties to major financial institutions. We do not expect material losses as a result of defaults by other parties.

8. RESTRUCTURING AND SEVERANCE:

In January 2003, we incurred approximately $170,000 of severance costs and facility costs associated with further consolidation of our semiconductor product group from Redwood City, California to Portland, Oregon. Severance costs were associated with a workforce reduction of 5 people. Substantially all of these costs were paid as of March 31, 2003.

In January 2002, CyberOptics incurred approximately $847,000 of severance and costs associated with cost reduction measures. Cost reduction measures included a workforce reduction, discretionary spending reductions and the consolidation of semiconductor product manufacturing in Portland, Oregon. Severance costs were associated with a workforce reduction of 22 people. Substantially all of these costs were paid as of March 31, 2003.

9. TECHNOLOGY TRANSFER AND LICENSE AGREEMENT:

In March 2003, we transferred to the Optical Gaging Products Division of Quality Vision International, Inc. (QVI) the rights and technology necessary to manufacture our Digital Range Sensors (DRS). In addition, we granted QVI a non-exclusive license to the intellectual property associated with this product line and sold a portion of our inventory as part of this transaction. QVI had been the primary customer for DRS sensors prior to this agreement as part of a separate 1999 agreement. As part of the agreement, QVI paid a one-time technology transfer fee and a pre-paid non-refundable royalty fee covering a specified number of sensors built by OGP for a period of five years from the effective date of the contract. As a result of this transaction, we recorded a $645,000 gain in the three month period ended March 31, 2003.

10. RECENT ACCOUNTING DEVELOPMENTS:

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" which provides accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition Disclosure - an amendment of FAS 123" (SFAS No. 148). This statement amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements are effective for interim periods beginning after December 31, 2002. We intend to continue to account for stock-based compensation to our employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. We have made certain disclosures required by SFAS No. 148 in the first quarter of 2003. Accordingly, adoption of SFAS No. 148 did not have a material impact on our results of operations.

In November 2002, the FASB issued Interpretation No. 45, " Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation elaborates on the disclosure requirements in the financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The disclosure requirements of this interpretation were effective for us on December 31, 2002 but did not require any additional disclosure. The recognition provisions of the interpretation are applicable only to guarantees issued or modified after December 31, 2002. Adoption of these recognition provisions did not have a material impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for Variable Interest Entities in existence prior to January 31, 2003 and outlines consolidation requirements for Variable Interest Entities created after January 31, 2003. Adoption of these consolidation provisions did not have a material impact on our financial position or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS:

The following is management's discussion and analysis of certain significant factors that have affected our results and financial position during the periods included in the accompanying financial statements or that could have an impact on future results. This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002 and our interim consolidated financial statements and associated notes.

The following Management's Discussion and Analysis contains "forward looking statements" within the meaning of federal securities laws which represent our expectations or beliefs relating to future events, including statements regarding trends in the industries in which we function, levels of orders, research and development expenses, taxation levels, the sufficiency of cash to meet operating and capital expenses and the ability to continue to price foreign transactions in U.S. currency. Our actual results may vary from these expectations because of a number of factors that affect our business, the most important of which include the following:

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

     o Our operations and markets could be further negatively affected by world events, including the impact of SARS on the Asian electronic market, that effect economies and commerce in countries, such as China and Japan, in which we do business.

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

     o    During the first quarter of 2003 approximately 24% (27% in fiscal
          2002) of our total revenue was generated by sales of a single SMT Systems product line, the SE 300. If we are not successful in continuing to sell and differentiate this product line relative to our competition, our results of operations would be significantly negatively affected.

     o We generate more than half of our revenue (approximately 75% in the first quarter of 2003 and 67% in fiscal 2002) from export sales. Our export sales are subject to many of the risks of international operations, including changes in economic and business climate in foreign countries that affect the business health of our customers, changes in exchange rates that affect the willingness of customers to purchase our products, different laws that may affect our ability to protect our intellectual property, and the expense of long-distance commerce.

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

GENERAL OVERVIEW

Our operations during the past three fiscal years, and extending into the first quarter of 2003, have been most significantly influenced by market conditions in the electronics and semiconductor fabrication capital equipment markets. These markets have historically been very cyclical with periods of strong growth followed by periods of excess capacity and reduced capital spending. During 2000, these markets experienced high growth rates and reached record volume levels. However, in early 2001 the electronics capital equipment markets experienced a significant decline that has continued through the first quarter of 2003. Our operating results have been heavily impacted by these market conditions, particularly our Electronic Assembly Sensor (EAS) and Semiconductor product lines. During the second half of 2002, revenues began to increase moderately from the levels experienced in late 2001 and early 2002, as our two largest EAS customers increased their order rates, and revenues from Semiconductor products increased. Although our revenues declined moderately in the first quarter of 2003 compared to the second half of 2002, because of the mild recovery in late 2002, our revenue for the first quarter of 2003 was 42% higher than our revenue in the first quarter of 2002.

In response to declining revenues, we have taken aggressive cost reduction actions during 2001, 2002 and 2003, including reducing our worldwide employment by over 40% from 2001 peaks, and closing or downsizing facilities. Nevertheless, in order to continue new product development initiatives required to maintain our competitive position in the marketplace, as well as to continue to support existing products, we were not able to reduce our expense structure to keep pace with the dramatic reduction in revenue levels. In addition, during 2002 we determined that based on accounting guidance we were required to record a valuation allowance against our deferred tax assets, eliminating a significant portion of the tax benefit that would be recorded against pre-tax losses. These events contributed to a net loss of $1.5 million for the first quarter of 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

The preparation of the financial information contained in this 10-Q requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates on an ongoing basis, including those related to allowances for doubtful accounts, for warranty expense, and for obsolete inventory, the carrying value and any impairment of intangible assets, and the valuation allowance for deferred tax assets. These critical accounting policies are discussed in more detail in the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS:

REVENUES

The following table sets forth revenues by product line for the periods indicated (in Thousands):

                                                   Three months ended
                                                       March 31,
                                                   2003           2002
                                                 -------        -------
OEM Solutions:
    Electronic Assembly Sensors (EAS)
       Products                                   $2,550         $1,214
    Semiconductor Products                         1,394          1,448
End-User Systems Products                          2,481          1,870
                                                 -------        -------
    Total                                         $6,425         $4,532

Our revenues from EAS products increased 110% during the three months ended March 31, 2003 from the three months ended March 31, 2002. These increased revenues reflect increased order rates from our two largest EAS customers. Although these order rates have not retuned to rates in place prior to the time these customers suspended or significantly decreased their purchases in the second half of 2001, we believe they represent some improvement in the market for pick and place machines. The Company's two largest EAS customers accounted for approximately 33% of total revenues for the three months ended March 31, 2003, and 21% of revenues for the comparable period in 2002.

Our revenues from sales of semiconductor product decreased 4% during the three months ended March 31, 2003 from the three months ended March 31, 2002. This decreasing revenue in 2003 from 2002 is primarily due to the continuation of weak demand in the semiconductor capital equipment market, which began in early 2001 and is consistent with the decline in the overall electronics capital equipment market

Our revenues from sale of end-user systems increased 33% during the three months ended March 31, 2003 from the three months ended March 31, 2002. These revenue improvements are the result of several new inspection systems and enhancements that we have released over the past 24 to 36 months and increased sales of products to Electronic Manufacturing Services (EMS) and Original Design Manufacturing Services (ODM) customers located in Asia - the largest market for new circuit board assembly production capacity. The SARS outbreak did not impact our sales during the three months ended March 31, 2003. Although we are hopeful that the outbreak will be contained before it causes any decrease in those sales, if there is a long-term impediment on travel to the Hong Kong and Shanghai areas, our ability to better establish a permanent sales office and to interact with the customers there may be impaired.

International revenues comprised approximately 75% and 56% of total revenues during the three month periods ended March 31, 2003 and 2002, respectively. The international markets in Asia, Japan and Europe account for a significant portion of the capital equipment market for the manufacture of electronics, the primary market for our EAS sensors and End-User systems product lines. Revenues generated from products used primarily for SMT electronic assembly production (revenues from OEM sensors and End-User systems) were approximately 78% and 68% of revenues for the three month periods ended March 31, 2003 and 2002, respectively, reflecting the level of orders from our two largest EAS customers and growth in SMT Systems revenues.

GROSS MARGIN

Gross margin for the three months ended March 31, 2003 increased as a percent of revenues to 45% compared to 35% during the three months ended March 31, 2002. Gross margin is highly dependent on the level of revenues and resulting production levels over which to spread fixed manufacturing costs such as facilities and other compensation and non-compensation expenses that do not vary with activity levels. In addition, with higher production volumes, manufacturing processes become more efficient and reduce the overall cost of producing products for sale. Revenue levels were 42% higher in the three month period ended March 31, 2003 than during the same period in 2002, and consequently, gross margins were favorably impacted. In addition, increased revenues from EAS sensors as a percentage of total revenues and reduced obsolete inventory expense in the three months ended March 31, 2003 compared to the year earlier period contributed to higher gross margins.

Price pressure on both SMT systems and EAS sensor products has had a negative impact on gross margins in the three months ended March 31, 2003 compared to the same period in 2002. This price pressure is the result of weak market conditions in the SMT electronic assembly capital equipment market resulting in many equipment suppliers competing for fewer sales opportunities. There can be no assurance that selling prices will fully recover when the electronic assembly market improves.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 25% to $1.7 million during the three months ended March 31, 2003 from the three months ended March 31, 2002. As a percentage of revenue, research and development expenses decreased to 27% during the three months ended March 31, 2003 from 51% during the comparable period in 2002. Research and development expenses were maintained at relatively high levels during the first half of 2002 as we continued to fund new product development on important new products even as revenues levels declined. During the three month period ended September 30, 2002, cost reduction measures initiated in the second quarter of 2002 enabled us to significantly reduce research and development expenses to approximately current levels.

Research and development expenses during the three months ended March 31, 2003 were primarily focused on continued engineering development of the new high speed solder paste inspection system, the SE 300, and KS series AOI systems, next generation LaserAlign products, on-head linescan cameras, enhancements to the semiconductor wafer mapping sensor product family and other new sensors for the SMT and Semiconductor markets. Customer funded research and development is recognized as a reduction of research and development expense. During the three months ended March 31, 2003, customer funded research and development recognized as a reduction of research and development expense totaled approximately $14,000 compared to $28,000 during the three months ended March 31, 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 24% to $2.8 million during the three month period ended March 31, 2003 compared to $3.7 million during the three months ended March 31, 2002. As a percentage of revenue, selling, general and administrative expenses decreased to 43% during the three month period ended March 31, 2003 from 81% in 2002. Decreased selling, general and administrative expenses in 2003 are primarily the result of cost reduction measures implemented in early 2002, which primarily included workforce reductions and related costs and reductions in other discretionary spending.

RESTRUCTURING AND SEVERANCE COSTS

We have implemented a series of workforce reductions, closed our facility in California, downsized other facilities and made other reductions in discretionary spending designed to reduce the losses and negative cash flow resulting from the severe decline in our revenues caused by the depressed capital equipment markets for suppliers to electronics manufacturing. Two of those workforce reductions were completed during the year ended December 31, 2001.

In January 2003, we incurred approximately $170,000 of severance costs and facility closure costs associated with further consolidation of our semiconductor product group from Redwood City, California to Portland, Oregon. Severance costs were associated with a workforce reduction of 5 people. Substantially all of these costs were paid as of March 31, 2003.

In January 2002, CyberOptics incurred approximately $847,000 of severance and costs associated with cost reduction measures. Cost reduction measures included a workforce reduction, discretionary spending reductions and the consolidation of semiconductor product manufacturing in Portland, Oregon. Severance costs were associated with a workforce reduction of 22 people. Substantially all of these costs were paid as of March 31, 2003.

AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS

Amortization of acquired intangible assets was approximately $280,000 for the three month periods ended March 31, 2003 and 2002, respectively. Amortization is primarily attributable to developed technology, patents and trademarks resulting from CyberOptics' acquisition of technology and other assets of Kestra Ltd. and HAMA Laboratories Inc. during the second quarter of 1999 and CyberOptics' acquisition of Imagenation Corporation during the fourth quarter of 2000. Amortization of these intangible assets is expected to approximate $280,000 per quarter over the remaining life of the intangible assets.

INTEREST AND OTHER

Interest income and other primarily includes interest earned on investments. Interest income declined during the three month period ended March 31, 2003 compared to the same period in 2002 as a result of a lower investment balance and declining interest rates. In addition, during the three months ended March 31, 2003 we also incurred foreign currency translation charges and certain other expenses.

PROVISION FOR INCOME TAXES AND EFFECTIVE INCOME TAX RATE

During the third quarter of 2002, we concluded that a valuation allowance against all of our deferred tax assets was appropriate. A deferred tax asset generally represents future tax benefits to be received when expenses and losses previously recognized with respect to our US operations become deductible under applicable income tax laws. Realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied. In accordance with Statement of Financial Accounting Standards No. 109, as the result of cumulative U.S. based operating losses incurred over the past three years and continued weakness in the markets we serve and the resulting impact on order rates, we reduced our effective tax rate in the year ended December 31, 2002 to reflect only a current benefit resulting from the ability to carry-back U.S. based operating losses to prior periods and recorded during the third quarter of 2002 a valuation allowance equal to the entire balance of our deferred tax assets. Because we had no ability to carry-back losses generated after December 31, 2002 , during the three months ended March 31, 2003, we did not record a tax benefit on U.S. based operating losses, and do not expect to record tax expense or benefits on U.S. based operating results until we are consistently profitable on a quarterly basis. At that time, the valuation allowance will be reassessed and could be eliminated, resulting in the recognition of the deferred tax assets as income during the period the allowance is eliminated.

We recorded tax expense (provision) of $60,000 during the three month period ended March 31, 2003 compared to a tax benefit of $2.1 million for the same period in 2002. Tax expense of $60,000 recorded during the three months ended March 31, 2003 relates to income generated by foreign subsidiaries. During the three months ended March 31, 2002, we recorded a tax benefit of $2.1 million, reflecting the estimated annual effective tax rate at that time including the effect of benefits from our foreign sales corporation and research and development tax credits.

ORDER RATE AND BACKLOG

Our orders totaled $6.3 million during the three month period ended March 31, 2003 compared to $4.2 million during the three month period ended March 31, 2002. Backlog totaled $2.6 million and $2.7 million at March 31, 2003 and 2002, respectively. The scheduled shipment of the March 31, 2003 backlog is as follows (in thousands):

2nd Quarter 2003                   $ 2,045
3rd Quarter 2003 and after             595
                                   -------

    Total backlog                  $ 2,640

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents declined by $3.9 million during the quarter ended March 31, 2003, primarily because of the purchase of $4.1 million of marketable securities, net of maturities of marketable securities during the quarter. Our cash and cash equivalents fluctuate on a quarterly basis because of maturities of marketable securities and investment of cash balances resulting from those maturities, or from other sources of cash, in additional marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Our combined balances of cash and marketable securities increased $159,000 to $21.0 million as of March 31, 2003 from $20.8 million as of December 31, 2002.

We used $442,000 of cash from operations during the first three months of 2003. Cash used from operations included a net loss of $1.5 million, which included a $645,000 gain from a technology transfer and license agreement and $938,000 of non-cash expenses for depreciation and amortization, provision for inventory obsolescence and other non-cash items. The cash generated by operations included a $891,000 reduction in inventory and a $291,000 reduction in accounts receivable and other current assets. These items were offset somewhat by a $70,000 increase in income taxes receivable and $365,000 of reductions in accounts payable and accrued expenses. During the first three months of 2002, we used $3.5 million of cash from operations, primarily due to a net loss of $3.2 million, which included $931,000 of non-cash expenses. The first three months of 2002 also included a $1.2 net use of cash from changes in operating assets.

We used $3.5 million of cash in investing activities during the three months ended March 31, 2003 compared to generating $1.6 million during the same period in 2002. Changes in the level of investment in marketable securities resulting from the purchases and maturities of those securities used $4.1 million of cash in 2003 and generated $1.8 million of cash in 2002. We generated $750,000 of cash from a technology transfer and license agreement and used approximately $149,000 and $275,000 of cash for the purchase of fixed assets and the acquisition of technology and other intangible assets during the three months ended March 31, 2003 and 2002, respectively.

There was no financing activity in the three months ended March 31, 2003. We generated $104,000 of cash from financing activities during the three months ended March 31, 2002. Cash generated from financing activities represents cash from stock option exercises.

In October 2002, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock. The shares will be repurchased from time to time in the open market or through negotiated transactions. Shares repurchased will be used for employee compensation plans and other corporate purposes.

Except for the share repurchase program discussed above, we had no material commitments for capital expenditures as of March 31, 2003. While there were no material commitments, we routinely evaluate investment opportunities that come to our attention and could make a significant commitment in the future. Our cash and cash equivalents and investments totaled $21.0 million at March 31, 2003. With this level of cash and cash equivalents and investments, and the reduced level of cash expenditures resulting from cost reduction actions over the past two years, management believes that our cash and cash equivalents and investments will be adequate to fund cash flow needs for at least 24 months, even if the severity of the downturn in the electronics capital equipment industries continues unabated. If the economic conditions appear to be continuing or worsening over the next year, we may seek bank financing or make other adjustments in expense levels.

At March 31, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance of special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

OTHER FACTORS

Changes in revenues have resulted primarily from changes in the level of unit shipments and new product introductions. We believe that inflation has not had any significant effect on operations. Most of our international export sales are negotiated, invoiced and paid in U.S. dollars. Accordingly, although currency fluctuations do not significantly affect our revenue and income per unit, they can influence the price competitiveness of our products and the willingness of existing and potential customers to purchase units.

As a result of the Kestra Ltd. acquisition we have a sales and software development office located in the UK. We also have a sales office in Singapore. We do not believe that currency fluctuations will have a material impact on our consolidated financial statements.

                           PART II. OTHER INFORMATION

ITEM 4 - CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

b. Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 6 - EXHIBITS AND REPORTS ON 8-K

a. Exhibits

10.1 Fixture Purchase and Technology Transfer Agreement between CyberOptics and OGP

99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K

The following report on Form 8-K was filed during the quarter ended March 31, 2003, or during the period from March 31, 2003 to the date of this quarterly report on Form 10-Q

         -Form 8-K - CyberOptics Corporation published press release reporting first quarter 2003 operating results (4/29/03)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CYBEROPTICS CORPORATION


                                                        /S/ KATHLEEN P. IVERSON
                                                         ----------------------
                     KATHLEEN P. IVERSON, PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                               (PRINCIPAL EXECUTIVE OFFICER AND
                                                       DULY AUTHORIZED OFFICER)





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


Dated: May 14, 2003

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

Date: May 14, 2003

                                       /s/ Kathleen P. Iverson
                                       ------------------------
                                       Kathleen P. Iverson

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

Date: May 14, 2003

                                       s/ Scott G. Larson
                                       ------------------
                                       Scott G. Larson