Form 10-Q
period 2003-06-30
CYBEROPTICS CORP
filed 2003-08-13
CIK 768411

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Check One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).   Yes ____   No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At August 12, 2003, there were 8,247,646 shares of the registrant's Common Stock, no par value, issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             CYBEROPTICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   June 30, 2003    DEC. 31, 2002
                                                                      (Unaudited)
--------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                 $7,395          $11,009
Marketable securities                                                      6,316            4,086
Accounts receivable, net                                                   4,890            3,836
Inventories                                                                5,285            7,065
Income tax receivable                                                      2,618            2,560
Other current assets                                                         396              577
--------------------------------------------------------------------------------------------------
                    Total current assets                                  26,900           29,133

Marketable securities                                                      6,157            5,723
Equipment and leasehold improvements, net                                  1,770            2,354
Intangible and other assets, net                                           4,260            4,882
Goodwill, net                                                              5,665            5,835
--------------------------------------------------------------------------------------------------
                    Total assets                                         $44,752          $47,927
==================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                          $1,307           $1,251
Accrued expenses                                                           2,444            2,614
--------------------------------------------------------------------------------------------------
                    Total current liabilities                              3,751            3,865

Commitments and contingencies
Stockholders' equity:
      Preferred stock, no par value, 5,000 shares
        authorized, none outstanding
      Common stock, no par value, 37,500 shares
       authorized, 8,171 and 8,190 shares issued
       and outstanding, respectively                                      41,665           41,755
      Retained earnings                                                     (341)           2,399
      Accumulated other comprehensive loss                                  (323)             (92)
--------------------------------------------------------------------------------------------------
                    Total stockholders' equity                            41,001           44,062

--------------------------------------------------------------------------------------------------
                    Total liabilities and stockholders' equity           $44,752          $47,927
==================================================================================================

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                          THREE MONTHS ENDED JUNE 30,
                                                                 2003          2002
-------------------------------------------------------------------------------------
Revenues                                                        $7,508        $5,912
Cost of revenues                                                 3,681         3,772
-------------------------------------------------------------------------------------
     Gross margin                                                3,827         2,140
Research and development expenses                                1,860         2,261
Selling, general and administrative expenses                     2,886         3,582
Restructuring and severance costs                                   -            800
Amortization of intangibles                                        281           281
-------------------------------------------------------------------------------------
     Loss from operations                                       (1,200)       (4,784)
Interest income and other                                           71          (388)
-------------------------------------------------------------------------------------
     Loss before income taxes                                   (1,129)       (5,172)
Income tax (benefit) provision                                     129        (1,880)
-------------------------------------------------------------------------------------
     Net loss                                                  ($1,258)      ($3,292)
=====================================================================================
Net loss per share - Basic                                      ($0.15)       ($0.40)
Net loss per share - Diluted                                    ($0.15)       ($0.40)
=====================================================================================
Weighted average shares outstanding - Basic                      8,180         8,142
Weighted average shares outstanding - Diluted                    8,180         8,142

=====================================================================================
                                                            SIX MONTHS ENDED JUNE 30,
                                                                2003           2002
-------------------------------------------------------------------------------------
Revenues                                                       $13,933       $10,444
Cost of revenues                                                 7,206         6,705
-------------------------------------------------------------------------------------
     Gross margin                                                6,727         3,739
Research and development expenses                                3,600         4,575
Selling, general and administrative expenses                     5,668         7,266
Restructuring and severance costs                                  170         1,647
Gain from technology transfer and license                         (645)           -
Amortization of intangibles                                        561           560
-------------------------------------------------------------------------------------
     Loss from operations                                       (2,627)      (10,309)
Interest income and other                                           76          (165)
-------------------------------------------------------------------------------------
     Loss before income taxes                                   (2,551)      (10,474)
Income tax (benefit) provision                                     189        (3,980)
-------------------------------------------------------------------------------------
     Net Loss                                                   (2,740)       (6,494)
=====================================================================================
Net loss per share - Basic                                      ($0.34)       ($0.80)
Net loss per share - Diluted                                    ($0.34)       ($0.80)
=====================================================================================
Weighted average shares outstanding - Basic                      8,185         8,134
Weighted average shares outstanding - Diluted                    8,185         8,134
=====================================================================================

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                               SIX MONTHS ENDED JUNE 30,
                                                                     2003         2002
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                           ($2,740)    ($6,494)
        Adjustments to reconcile net income to
          net cash provided by operating activities:
          Depreciation and amortization                               1,576       1,468
          Gain from technology transfer and license                    (645)         -
          Provision for losses on inventories                            61         542
          Provision for doubtful accounts                                48           7
          Deferred income taxes                                          -       (1,592)
          Amortization of restricted stock and other                     -           88
          Equity in losses of related party                              -          645
          Changes in operating assets and liabilities:
             Accounts receivable                                     (1,102)     (1,279)
             Inventories                                              1,494         402
             Other current assets                                       138        (346)
             Accounts payable                                            56        (313)
             Income taxes receivable                                    (58)     (1,621)
             Accrued expenses                                          (190)      1,113
----------------------------------------------------------------------------------------
                 Net cash provided (used)
                   by operating activities                           (1,362)     (7,380)

CASH FLOWS FROM INVESTING ACTIVITIES:
        Maturities of marketable securities                           4,856       5,648
        Purchases of marketable securities                           (7,520)     (5,614)
        Proceeds from technology transfer and license                   750          -
        Loans to related party                                           -       (1,500)
        Additions to equipment and leasehold improvements              (172)       (215)
        Additions to patents                                            (76)       (106)
----------------------------------------------------------------------------------------
                 Net cash provided (used) in
                  investing activities                               (2,162)     (1,787)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from exercise of stock options                          -          187
        Repurchase of common stock                                      (90)         -
----------------------------------------------------------------------------------------
             Net cash provided (used) by financing
               activities                                               (90)        187

Increase (decrease) in cash and cash equivalents                     (3,614)     (8,980)
Cash and cash equivalents - beginning
        of period                                                    11,009      12,323
----------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                            $7,395      $3,343
========================================================================================

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

                             CYBEROPTICS CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM REPORTING:

The interim consolidated financial statements presented herein as of June 30, 2003, and for the six and three month periods ended June 30, 2003 and 2002, are unaudited; however, in our opinion, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the six and three month periods ended June 30, 2003, do not necessarily indicate the results to be expected for the full year. The December 31, 2002, consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", we continue to measure compensation cost for our stock incentive and option plans using the intrinsic value method of accounting. Had we used the fair value method of accounting for our stock option and incentive plans and charged compensation costs against income over the vesting period, net income and net income per share would have been reduced to the following pro forma amounts:

                                          Three Months Ended       Six Months Ended
                                               June 30,                 June 30,
                                           2003      2002           2003      2002
-------------------------------------------------------------------------------------
Net income (loss) as reported             $(1,258)   $(3,292)     $(2,740)  $(6,494)
  Add: Stock-based compensation
    expense included in net income,
    net of related tax effects                --         --            --        --

  Deduct: Total stock-based compensation
    expense determined under fair value,
    net of related tax effects               (470)      (544)      (1,038)     (985)
-------------------------------------------------------------------------------------
Net income (loss) - Pro forma             $(1,728)   $(3,836)     $(3,778)  $(7,479)
=====================================================================================

Net income (loss) per share:
   As reported - Basic                    $ (0.15)   $ (0.40)     $ (0.34)  $ (0.80)
   Pro forma - Basic                      $ (0.21)   $ (0.47)     $ (0.46)  $ (0.92)

   As reported - Diluted                  $ (0.15)   $ (0.40)     $ (0.34)  $ (0.80)
   Pro forma - Diluted                    $ (0.21)   $ (0.47)     $ (0.46)  $ (0.92)

In 2003, no tax benefit provision was applied to the fair value expense calculated under SFAS No. 123 due to establishing valuation allowances on deferred tax assets during the three month period ended September 30, 2002. In the three and six month period ended June 31, 2002 the tax benefit provision applied to fair value expense is consistent with the tax provision in our Statement of Operations. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience.

3. OTHER FINANCIAL STATEMENT DATA (IN THOUSANDS):

Inventories consisted of the following:

                                          June 30,      December 31,
                                            2003              2002
                                        ---------------------------

           Raw materials                  $4,307            $5,190

           Work in process                   860               896

           Finished goods                  2,247             3,456
                                        ---------------------------
           Allowance for obsolescence     (2,129)           (2,477)
                                        ---------------------------
                   Total inventories      $5,285            $7,065
                                        ===========================

Intangible and other assets include the following:

                                            June 30,   December 31,
                                              2003         2002
                                          -------------------------
           Gross intangibles:
                Developed technology        $  7,275       $  7,275
                Patents and trademarks         1,616          1,540
                Customer Base                    280            280
                Other                             32             50
                                            ------------------------
                                               9,203          9,145
                                            ------------------------
           Accumulated amortization           (4,943)        (4,263)
                                            ------------------------
           Total intangibles
                and other assets, net       $  4,260       $  4,882
                                            ========================

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. At the end of each reporting period we revise our estimated warranty liability based on these factors. A reconciliation of the changes in our estimated warranty liability is as follows:

--------------------------------------------------------------------------------
Six months ended June 30,                                     2003
--------------------------------------------------------------------------------
Balance at the beginning of period                        $    400
   Accruals for Warranties                                    (167)
   Settlements made during the period                          116
--------------------------------------------------------------------------------
Balance at the end of period                              $    349
================================================================================

4. GEOGRAPHIC REVENUE INFORMATION:

Export sales for the six months ended June 30, 2003 and the six months ended June 30, 2002 amounted to 75% and 60% of revenues, respectively. For the three months ended June 30, 2003 and the thee months ended June 30, 2002, export sales amounted to 75% and 64% of revenues. All or our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

                                    Three Months Ended       Six Months Ended
                                         June 30,                 June 30,
                                     2003      2002           2003      2002
-------------------------------------------------------------------------------

Americas                           $   117   $   401        $   144   $ 1,014
Europe                               2,208     1,830          4,279     2,697
Asia                                 3,292     1,499          6,010     2,522
Other                                    8        29             17        54
-------------------------------------------------------------------------------
Total export sales                 $ 5,625   $ 3,759        $10,450   $ 6,287
===============================================================================

5. NET INCOME (LOSS) PER SHARE:

Basic net income per share has been computed using the weighted average number of shares outstanding during the period presented. The diluted net income per share includes the effect of common stock equivalents for each period. The shares used in the basic and diluted net income per share computation for the three and six month periods ended June 30, 2003 and 2002 are the same, as additional shares in the denominator would be anti-dilutive due to our net loss. Weighted average shares for which the option price exceeds the average market price were1,529,000 and 1,551,000 for the three and six month periods ended June 30, 2003, respectively. Weighted average shares for which the option price exceeds the average market price were 930,000 and 563,000 for the three and six month periods ended June 30, 2002, respectively.

6. COMPREHENSIVE INCOME (LOSS):

Statement of Financial Accounting Standards No. 130 requires that unrealized gains and losses on our available-for-sale marketable securities and certain foreign currency translation adjustments be included as a component of other comprehensive income.

During the three and six month periods ended June 30, 2003, total comprehensive income (loss) amounted to ($1,481,000) and ($2,971,000), respectively. During the three and six month periods ended June 30, 2002, total comprehensive income
(loss) amounted to (3,650,000) and (7,869,000), respectively. Accumulated other comprehensive loss at June 30, 2003 and December 31, 2002 was ($323,000) and ($92,000), respectively.

7. INCOME TAXES:

During the third quarter of 2002, we concluded that a valuation allowance against all of our deferred tax assets was appropriate. A deferred tax asset generally represents future tax benefits to be received when certain expenses and losses previously recognized in our U.S. GAAP-based financial statements become deductible under applicable income tax laws. Consequently, realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied. In accordance with Statement of Financial Accounting Standards No. 109, as the result of cumulative U.S. based operating losses incurred over the past three years and continued weakness in the markets we serve and the resulting impact on order rates, we reduced our effective tax benefit rate in the year ended December 31, 2002 to reflect only a current benefit resulting from the ability to carry-back U.S. based operating losses to prior periods and recorded a valuation allowance against deferred tax assets.

During the three and six month periods ended June 30, 2003, we did not record a tax benefit on U.S. based operating losses, and do not expect to record tax expense or benefits on U.S. based operating results until we are consistently profitable on a quarterly basis. At that time, the valuation allowance will be reassessed and could be eliminated, resulting in the recognition of the deferred tax assets. Tax expense of $129,000 and $189,000 recorded during the three and six month periods ended June 30, 2003 relates to income generated by foreign subsidiaries. During the three and six month periods ended June 30, 2002, we recorded a tax benefit of $1,880,000 and $3,980,000, reflecting the estimated annual effective tax rate at that time.

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature on the last day of each quarter and are designated as cash flow hedges. At June 30, 2003, CyberOptics had one open swap agreement that was purchased on that date. As a result, there were no material unrealized gains or losses as of June 30, 2003. During the six month period ended June 30, 2003, we recognized a loss of approximately $187,000 from the settlement of foreign currency swap agreements which offset the $102,000 translation gain on the underlying inter-company balance.

Our foreign currency swap agreements contain credit risk to the extent that our bank counter-parties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counter-parties to major financial institutions. We do not expect material losses as a result of defaults by other parties.

9. RESTRUCTURING AND SEVERANCE:

In January 2003, we incurred approximately $170,000 of severance costs and facility costs associated with further consolidation of our semiconductor product group from Redwood City, California to Portland, Oregon. Severance costs were associated with a workforce reduction of 5 people. Substantially all of these costs were paid as of June 30, 2003.

In January 2002, we incurred approximately $847,000 of severance and costs associated with cost reduction measures. Cost reduction measures included a workforce reduction, discretionary spending reductions and the consolidation of semiconductor product manufacturing in Portland, Oregon. Severance costs were associated with a workforce reduction of 22 people. Substantially all of these costs were paid as of June 30, 2003.

In June 2002, we incurred approximately $800,000 of severance and related costs associated with cost reduction measures. Cost reduction measures included a workforce reduction, and discretionary spending reductions. Severance costs were associated with a workforce reduction of 48 people. Substantially all of these costs were paid as of June 30, 2003.

10. TECHNOLOGY TRANSFER AND LICENSE AGREEMENT:

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

11. RECENT ACCOUNTING DEVELOPMENTS:

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliveries (EITF 00-21). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery of performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Management believes the adoption of EITF 00-21 will not have a material impact on either our financial position or results of operations.

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

The following Management's Discussion and Analysis contains "forward looking statements" within the meaning of federal securities laws which represent our expectations or beliefs relating to future events, including statements regarding trends in the industries in which we function, levels of orders, research and development expenses, taxation levels, the sufficiency of cash to meet operating and capital expenses and the ability to continue to price foreign transactions in U.S. currency. Our actual results may vary from these expectations because of a number of factors that affect our business, the most important of which include the following:

         o We operate in a very cyclical market--the electronics capital equipment market--that is currently in one of the most severe downturns in its history. We have been unable to predict when this downturn will end and if it continues, we likely will not achieve our operating objectives and may need to make further adjustments to our expenses and operations to retain adequate cash to finance operations for the long term.
         o Our operations and markets could be further negatively affected by world events, including the impact of SARS on the Asian electronic market, that effect economies and commerce in countries, such as China and Japan, in which we do business.
         o We have been dependent on two original equipment manufacturer customers for a large portion of our revenue that have significantly decreased their order rates during the past 18 months. If those customers are unsuccessful selling the products into which our sensors are incorporated, design their products to function without our sensors, purchase sensors from other suppliers, or otherwise terminate their relationships with us, our results of operations would be significantly negatively affected.
         o During the first six months of 2003 approximately 21% (27% in fiscal 2002) of our total revenue was generated by sales of a single SMT Systems product line, the SE 300. If we are not successful in continuing to sell and differentiate this product line relative to our competition, our results of operations would be significantly negatively affected.
         o We generate more than half of our revenue (approximately 75% in the first six months of 2003 and 67% in fiscal 2002) from export sales. Our export sales are subject to many of the risks of international operations, including changes in economic and business climate in foreign countries that affect the business health of our customers, changes in exchange rates that affect the willingness of customers to purchase our products, different laws that may affect our ability to protect our intellectual property, and the expense of long-distance commerce.
         o Our current products, as well as the products we have under development, are designed to operate with the technology we believe currently exists or may exist for electronic components and printed circuit boards. The technology for these components changes rapidly and if we incorrectly anticipate technology developments, or have inadequate resources to develop our products to deal with changes in technology, our products could become obsolete.
         o Our electronic assembly sensor products compete with products made by larger machine vision companies, other optical sensor companies, and by solutions internally developed by our customers.
         o The electronics capital equipment market is currently depressed and becoming more mature, resulting in increased price pressure on suppliers of equipment. Consequently, our electronic assembly system and sensor products may become subject to increased levels of price competition and competition from other technologies.
         o Our surface mount technology systems product group uses a different distribution network and has different margins than our electronic assembly sensor product group and, to the extent it constitutes a larger portion of our business, our profitability may be affected.
         o We compete with large multinational systems companies in sales of our surface mount technology systems products, many of which are able to take advantage of greater financial resources and larger sales distribution networks.
         o We compete in large part based on the technology we have developed and our success in competing will depend in part on the degree to which we are successful in protecting that technology and enforcing our technology rights in the United States and other countries.
         o We use outside contractors to manufacture the components used in some of our products and some of the components we order require significant lead times that could effect our ability to sell our products if not available.
         o We plan to introduce a number of new products during fiscal 2003 and if those introductions are delayed, our revenue and profitability could be negatively affected.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

The preparation of the financial information contained in this 10-Q requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates on an ongoing basis, including those related to allowances for doubtful accounts, for warranty expense, and for obsolete inventory, the carrying value and any impairment of intangible assets, and the valuation allowance for deferred tax assets. These critical accounting policies are discussed in more detail in the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS:

REVENUES

The following table sets forth revenues by product line for the periods indicated (in thousands):

                                   Six months ended       Three months ended
                                       June 30,                June 30,
                                   2003       2002         2003        2002
                                  -------    -------      ------      ------
OEM Solutions:
    Electronic Assembly Sensors
       (EAS) Products             $ 6,138    $ 2,729       $3,588     $1,515
    Semiconductor Products          2,844      3,216        1,450      1,768
End-User Systems Products           4,951      4,499        2,470      2,629
                                  -------    -------      -------    -------
    Total                         $13,933    $10,444       $7,508     $5,912

Our revenues from EAS products increased 125% during the six months ended June 30, 2003 from the six months ended June 30, 2002 and increased 137% during the three months ended June 30, 2003 from the three months ended June 30, 2002. These increased revenues reflect increased order rates from our two largest EAS customers. Although these order rates have not returned to rates in place prior to the time these customers suspended or significantly decreased their purchases in the second half of 2001, we believe they reflect some improvement in the market for pick and place machines. Our two largest EAS customers accounted for approximately 37% of total revenues for the six months ended June 30, 2003, and approximately 17% of revenues for the comparable period in 2002. These customers accounted for approximately 40% of revenues in the second quarter of 2003, compared to approximately 17% in the second quarter of 2002.

Our revenues from sales of semiconductor product decreased 12% during the six months ended June 30, 2003 from the six months ended June 30, 2002 and decreased 18% during the three months ended June 30, 2003 from the three months ended June 30, 2002. Decreasing revenue in 2003 from 2002 is primarily due to the continuation of weak demand in the overall semiconductor capital equipment market, which began in early 2001.

Our revenues from sale of end-user systems increased 10% during the six months ended June 30, 2003 from the six months ended June 30, 2002, but decreased 6% during the three months ended June 30, 2003 from the three months ended June 30, 2002. The revenue improvements during 2003 are the result of several new inspection systems and enhancements that we have released over the past 24 to 36 months and increased sales of products to Electronic Manufacturing Services
(EMS) and Original Design Manufacturing Services (ODM) customers located in Asia
- the largest market for new circuit board assembly production capacity. The SARS outbreak did impact our ability to visit current and potential customers during the three months ended June 30, 2003. However, now that the outbreak appears to be contained, our order rates are increasing and we would anticipate increased revenues from sales of end-user systems in the third quarter of 2003 from the levels recorded in the second quarter. If there is a long-term impediment on travel to the Hong Kong and Shanghai areas, our ability to better establish a permanent sales office and to interact with the customers there may be impaired.

International revenues comprised approximately 75% and 60% of total revenues during the six month periods ended June 30, 2003 and 2002, respectively, and approximately 75% and 64% of revenues during the three month periods ended June 30, 2003 and 2002, respectively. The international markets in Asia, Japan and Europe account for a significant portion of the capital equipment market for the manufacture of electronics, the primary market for our EAS sensors and End-User systems product lines. Revenues generated from products used primarily for SMT electronic assembly production (revenues from OEM sensors and End-User systems) were approximately 80% and 69% of revenues for the six month periods ended June 30, 2003 and 2002, respectively, reflecting the level of orders from our two largest EAS customers and growth in SMT Systems revenues.

GROSS MARGIN

Gross margin for the six months ended June 30, 2003 increased as a percent of revenues to 48%, compared to 36% during the six months ended June 30, 2002. For the three months ended June 30, 2003, gross margin increased to 51% of revenues compared to 36% during the three months ended June 30, 2002. Gross margin is highly dependent on the level of revenues and resulting production levels over which to spread fixed manufacturing costs such as facilities and other compensation and non-compensation expenses that do not vary with activity levels. In addition, with higher production volumes, manufacturing processes become more efficient and reduce the overall cost of producing products for sale. Revenue levels were 33% higher in the six month period ended June 30, 2003 than during the same period in 2002, and 27% higher in the three month period ended June 30, 2003 than during the same period in 2002, and consequently, gross margins were favorably impacted. In addition, increased revenues from EAS sensors as a percentage of total revenues, reduced obsolete inventory expense in the six and three month periods ended June 30, 2003 compared to the year earlier period and cost reduction actions, including workforce reductions, contributed to higher gross margins.

Price pressure on both SMT systems and EAS sensor products has had a negative impact on gross margins in 2003 compared to 2002. This price pressure is the result of weak market conditions in the SMT electronic assembly capital equipment market resulting in many equipment suppliers competing for fewer sales opportunities. There can be no assurance that selling prices will fully recover when the electronic assembly market improves.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 21% to $3.6 million during the six months ended June 30, 2003 from the six months ended June 30, 2002 and decreased 18% to $1.9 million in the three months ended June 30, 2003 from the three months ended June 30, 2002. As a percentage of revenue, research and development expenses decreased to 26% during the six months ended June 30, 2003 from 44% during the comparable period in 2002 and decreased to 25% in the second quarter of 2003 compared to 38% in the same period in 2002. Research and development expenses were maintained at relatively high levels during the first half of 2002 as we continued to fund new product development on important new products even as revenues levels declined. During the three month period ended September 30, 2002, cost reduction measures initiated in the second quarter of 2002 enabled us to significantly reduce research and development expenses to approximately current levels.

Research and development expenses during the six months ended June 30, 2003 were primarily focused on continued engineering development of the new high speed solder paste inspection system, the SE 300, and KS series AOI systems, next generation LaserAlign products, on-head linescan cameras, enhancements to the semiconductor wafer mapping sensor product family and other new sensors for the SMT and Semiconductor markets. Customer funded research and development is recognized as a reduction of research and development expense. During the six months ended June 30, 2003, customer funded research and development recognized as a reduction of research and development expense totaled approximately $14,000 compared to approximately $75,000 during the six months ended June 30, 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased 22% to $5.7 million during the six month period ended June 30, 2003 compared to $7.3 million during the six months ended June 30, 2002, and decreased 19% to $2.9 million during the three months ended June 30, 2003 from the three months ended June 30, 2002. As a percentage of revenue, selling, general and administrative expenses decreased to 41% during the six month period ended June 30, 2003 from 70% in 2002, and for the second quarter decreased to 38% in 2003 from 61% in 2002. Decreased selling, general and administrative expenses in 2003 are primarily the result of cost reduction measures implemented in early 2002, which primarily included workforce reductions and related costs and reductions in other discretionary spending.

RESTRUCTURING AND SEVERANCE COSTS

We have implemented a series of workforce reductions, closed our facility in California, downsized other facilities and made other reductions in discretionary spending designed to reduce the losses and negative cash flow resulting from the severe decline in our revenues caused by the depressed capital equipment markets for suppliers to electronics manufacturing. Two of those workforce reductions were completed during the year ended December 31, 2001 and three in 2002 and 2003 (discussed below):

In January 2003, we incurred approximately $170,000 of severance costs and facility closure costs associated with further consolidation of our semiconductor product group from Redwood City, California to Portland, Oregon. Severance costs were associated with a workforce reduction of 5 people. Substantially all of these costs were paid as of June 30, 2003.

In January 2002, we incurred approximately $847,000 of severance and costs associated with cost reduction measures. Cost reduction measures included a workforce reduction, discretionary spending reductions and the consolidation of semiconductor product manufacturing in Portland, Oregon. Severance costs were associated with a workforce reduction of 22 people. Substantially all of these costs were paid as of June 30, 2003.

In June 2002, we incurred approximately $800,000 of severance and related costs associated with cost reduction measures. Cost reduction measures included a workforce reduction, and discretionary spending reductions. Severance costs were associated with a workforce reduction of 48 people. Substantially all of these costs were paid as of June 30, 2003.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of acquired intangible assets was approximately $560,000 for both the six month period ended June 30, 2003 and the six month period ended June 30, 2002, and approximately $281,000 for both the three month period ended June 30, 2003 and the three month period ended June 30, 2002. The amortization expense was attributable to developed technology, patents and trademarks and other assets acquired from HAMA Laboratories Inc. during the second quarter of 1999 and from Imagenation Corporation during the fourth quarter of 2000. Amortization of these intangible assets is expected to approximate $280,000 per quarter over the remaining life of the intangible assets.

INTEREST AND OTHER

"Interest income and other" primarily includes interest earned on investments. Interest income declined during the six and three month periods ended June 30, 2003 compared to the same six and three month periods in 2002 as a result of a lower investment balance and declining interest rates. In addition, during the three month period ended June 30, 2002, we reduced the carrying value of a $1.5 million loan to Avanti Optics Corporation, a related party, by our ownership percentage in the cumulative losses of Avanti, which resulted in a charge of $645,000. Foreign currency translation charges and certain other expenses are also included in interest income and other.

PROVISION FOR INCOME TAXES AND EFFECTIVE INCOME TAX RATE

During the third quarter of 2002, we concluded that a valuation allowance against all of our deferred tax assets was appropriate. A deferred tax asset generally represents future tax benefits to be received when expenses and losses previously recognized with respect to our US operations become deductible under applicable income tax laws. Realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied. In accordance with Statement of Financial Accounting Standards No. 109, as the result of cumulative U.S. based operating losses incurred over the past three years and continued weakness in the markets we serve and the resulting impact on order rates, we reduced our effective tax benefit rate in the year ended December 31, 2002 to reflect only a current benefit resulting from the ability to carry-back U.S. based operating losses to prior periods and recorded during the third quarter of 2002 a valuation allowance equal to the entire balance of our deferred tax assets. Because we had no ability to carry-back losses generated after December 31, 2002, during the six months ended June 30, 2003, we did not record a tax benefit on U.S. based operating losses, and do not expect to record tax expense or benefits on U.S. based operating results until we are consistently profitable on a quarterly basis. At that time, the valuation allowance will be reassessed and could be eliminated, resulting in the recognition of the deferred tax assets as income during the period the allowance is eliminated.

We recorded tax expense (provision) of $189,000 during the six month period ended June 30, 2003 compared to a tax benefit of $4.0 million for the same period in 2002, and recorded tax expense of $129,000 during the second quarter of 2003 compared to a tax benefit of $1.9 million during the same period of 2002. Tax expense recorded during the six and three month periods ended June 30, 2003 relates to income generated by foreign subsidiaries. Tax benefits recorded during the six and three month periods ended June 30, 2002 reflect the estimated annual effective tax rate at that time including the effect of benefits from our foreign sales corporation and research and development tax credits.

ORDER RATE AND BACKLOG

Our orders totaled $16.3 million during the six month period ended June 30, 2003 compared to $12.2 million during the six month period ended June 30, 2002. For the three month period ended June 30, 2003, orders totaled $10.0 million compared to $8.0 million for the three month period ended June 30, 2002. Backlog totaled $5.1 million and $4.8 million at June 30, 2003 and 2002, respectively. The scheduled shipment of the June 30, 2003 backlog is as follows (in thousands):

                3rd Quarter 2003                   $ 4,815
                4th Quarter 2003 and after             325
                                                   -------

                    Total backlog                  $ 5,140


LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents declined by $3.6 million during the six months ended June 30, 2003, primarily because of the purchase of $2.7 million of marketable securities, net of maturities of marketable securities during the six month period and $1.4 million of cash used by operating activities. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities and investment of cash balances resulting from those maturities, or from other sources of cash, in additional marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Our combined balances of cash and marketable securities decreased $1.1 million to $19.9 million as of June 30, 2003 from $20.8 million as of December 31, 2002.

We used $1.4 million of cash in operations during the first six months of 2003. We used cash in operations to fund a net loss of $2.7 million, which included a $645,000 gain from a technology transfer and license agreement and $1.7 million of non-cash expenses for depreciation and amortization and other non-cash items, and to fund a $1.1 million increase in receivables and a $190,000 reduction in accrued expenses. These uses of cash were offset somewhat by a $1.5 million reduction in inventory and a $138,000 reduction in other current assets. Both reduced inventory and increased accounts receivable are primarily the result of increased revenue levels, as well as focused programs to bring down inventory balances. During the first six months of 2002, we used $7.4 million of cash from operations, primarily due to a net loss of $6.5 million, which included $2.8 million of non-cash expenses and non-cash income of $1.6 million from the recording of deferred tax assets. The first six months of 2002 also included a $2.0 net use of cash from changes in operating assets.

We used $2.1 million of cash in investing activities during the six months ended June 30, 2003 compared to using $1.8 million during the same period in 2002. Changes in the level of investment in marketable securities resulting from the purchases and maturities of those securities used $2.7 million of cash in 2003 and generated $34,000 of cash in 2002. We generated $750,000 of cash from a technology transfer and license agreement and used approximately $248,000 of cash for the purchase of fixed assets and the acquisition of technology and other intangible assets during the six months ended June 30, 2003. In addition to applying $318,000 of cash for the purchase of fixed assets and technology and other intangible assets during the first six months of 2002 we used $1.5 million of cash for a loan to a related party.

We used $90,000 of cash for financing activities during the six months ended June 30, 2003 and generated $187,000 of cash from financing activities during the same period in 2002. Cash used in 2003 was for the repurchase of common stock, and cash generated in 2002 was from stock option exercises.

In October 2002, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock. At June 30, 2003, we had repurchased 49,370 shares under this authorization and based on current market prices, do not anticipate substantial additional repurchases.

Except for the share repurchase program discussed above, we had no material commitments for capital expenditures as of June 30, 2003. While there were no material commitments, we routinely evaluate investment opportunities that come to our attention and could make a significant commitment in the future. Our cash and cash equivalents and investments totaled $19.9 million at June 30, 2003. With this level of cash and cash equivalents and investments, and the reduced level of cash expenditures resulting from cost reduction actions over the past two years, management believes that our cash and cash equivalents and investments will be adequate to fund cash flow needs for at least 24 months, even if the severity of the downturn in the electronics capital equipment industries continues unabated. If the economic conditions appear to be continuing or worsening over the next year, we may seek bank financing or make other adjustments in expense levels.

At June 30, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance of special purpose entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in off-balance sheet or other limited purpose financing arrangements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of the end of the period covered by this quarterly report on form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b. Changes in internal controls.

There were no changes made in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of CyberOptics Corporation was held at 3:00 p.m. on Friday, May 16, 2003. Shareholders holding 7,639,629 shares, or approximately 93% of the outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

a. Election of Directors

The following nominees were elected to serve as members of the Board of Directors until the annual meeting of shareholders in 2004 or until such time as a successor may be elected:

                                           TABULATION OF VOTES
                                       ----------------------------
                                          FOR             WITHHELD
                                       ---------          ---------

            Steven K. Case             6,616,633          1,022,996

            Steven M. Quist            6,595,473          1,044,156

            Alex. B. Cimochowski       6,544,442          1,095,187

            Kathleen P. Iverson        6,570,488          1,069,141

            Erwin A. Kelen             7,463,823            175,806

            Irene M. Qualters          6,537,641          1,101,988

            Michael M. Selzer, Jr.     6,529,540          1,110,089


b. Approval of amendment to the 1992 Employee Stock Purchase Plan

Shareholders approved an amendment to the 1992 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance by 100,000 and to extend the term of the plan by 10 years by a vote of 7,300,427 shares in favor, 315,761 shares against, and 23,441 shares abstained. There were no broker non-votes.

ITEM 6 - EXHIBITS AND REPORTS ON 8-K

a. Exhibits

31.1 Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished but not filed)

b. Reports on Form 8-K

The following report on Form 8-K was filed during the quarter ended June 30, 2003, or during the period from June 30, 2003 to the date of this quarterly report on Form 10-Q

         -Form 8-K - CyberOptics Corporation published press release reporting second quarter and 6 months 2003 operating results (7/30/03)

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


Dated: August 12, 2003