Form 10-Q
period 2003-09-30
CYBEROPTICS CORP
filed 2003-11-13
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

(763) 542-5000
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

At November 11, 2003, there were 8,286,151 shares of the registrant's Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CYBEROPTICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2003 (Unaudited)	DEC. 31, 2002

ASSETS

Cash and cash equivalents	$10,386	$11,009
Marketable securities	6,403	4,086
Accounts receivable, net	6,930	3,836
Inventories	4,747	7,065
Income tax receivable	—	2,560
Other current assets	559	577

Total current assets	29,025	29,133

Marketable securities	6,415	5,723
Equipment and leasehold improvements, net	1,512	2,354
Intangible and other assets, net	3,333	4,882
Goodwill, net	5,675	5,835

Total assets	$45,960	$47,927

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2,119	$1,251
Accrued expenses	3,039	2,614

Total current liabilities	5,158	3,865

Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value, 5,000 shares
authorized, none outstanding
Common stock, no par value, 37,500 shares
authorized, 8,282 and 8,190 shares issued
and outstanding, respectively	42,343	41,755
Retained earnings (deficit)	(1,134)	2,399
Accumulated other comprehensive loss	(407)	(92)

Total stockholders' equity	40,802	44,062

Total liabilities and stockholders' equity	$45,960	$47,927

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CYBEROPTICS CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	THREE MONTHS ENDED SEPTEMBER 30,
	2003	2002

Revenues	$10,514	$7,476
Cost of revenues	5,100	4,163

Gross margin	5,414	3,313
Research and development expenses	1,723	1,725
Selling, general and administrative expenses	3,139	3,028
Restructuring and severance costs	463	—
Amortization of intangibles	913	281

Loss from operations	(824)	(1,721)
Interest income and other	44	(343)

Loss before income taxes	(780)	(2,064)
Income tax provision	13	3,331

Net loss	($793)	($5,395)

Net loss per share - Basic	($0.10)	($0.66)
Net loss per share - Diluted	($0.10)	($0.66)

Weighted average shares outstanding - Basic	8,232	8,195
Weighted average shares outstanding - Diluted	8,232	8,195

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002

Revenues	$24,447	$17,920
Cost of revenues	12,306	10,868

Gross margin	12,141	7,052
Research and development expenses	5,323	6,300
Selling, general and administrative expenses	8,807	10,292
Restructuring and severance costs	633	1,647
Gain from technology transfer and license	(645)	—
Amortization of intangibles	1,474	843

Loss from operations	(3,451)	(12,030)
Interest income and other	120	(508)

Loss before income taxes	(3,331)	(12,538)
Income tax (benefit) provision	202	(649)

Net Loss	(3,533)	(11,889)

Net loss per share - Basic	($0.43)	($1.46)
Net loss per share - Diluted	($0.43)	($1.46)

Weighted average shares outstanding - Basic	8,207	8,155
Weighted average shares outstanding - Diluted	8,207	8,155

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CYBEROPTICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	($3,533)	($11,889)
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	2,947	2,207
Gain from technology transfer and license	(645)	—
Provision for losses on inventories	160	1,138
Provision for doubtful accounts	94	73
Deferred income taxes	—	2,513
Amortization of restricted stock and other	6	98
Equity in losses of related party	—	1,055
Changes in operating assets and liabilities:
Accounts receivable	(3,188)	(3,654)
Inventories	1,858	533
Other current assets	(117)	(309)
Accounts payable	868	(178)
Income taxes payable/receivable	2,560	(376)
Accrued expenses	405	451

Net cash provided (used)
by operating activities	1,415	(8,338)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of marketable securities	5,833	8,854
Purchases of marketable securities	(8,842)	(5,614)
Proceeds from technology transfer and license	750	—
Loans to related party	—	(1,500)
Additions to equipment and leasehold improvements	(220)	(398)
Additions to patents	(141)	(215)

Net cash provided (used) in
investing activities	(2,620)	1,127

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	239	187
Proceeds from issuance of common stock
under employee stock purchase plan	433	491
Repurchase of common stock	(90)	—

Net cash provided (used) by financing
activities	582	678

Increase (decrease) in cash and cash equivalents	(623)	(6,533)
Cash and cash equivalents - beginning
of period	11,009	12,323

Cash and cash equivalents - end of period	$10,386	$5,790

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CYBEROPTICS CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.    INTERIM REPORTING:

The interim consolidated financial statements presented herein as of September 30, 2003, and for the nine and three month periods ended September 30, 2003 and 2002, are unaudited; however, in our opinion, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the nine and three month periods ended September 30, 2003, do not necessarily indicate the results to be expected for the full year. The December 31, 2002, consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

2.    ACCOUNTING FOR STOCK-BASED COMPENSATION:

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure — an amendment of FASB Statement No. 123". We intend to continue to account for stock-based compensation to our employees and directors using the intrinsic value method prescribed by APB Opinion No. 25. We have adopted the disclosure requirements of SFAS No. 148 in these notes to the consolidated financial statements.

As permitted by SFAS No. 123, “Accounting for Stock Based Compensation”, we continue to measure compensation cost for our stock incentive and option plans using the intrinsic value method of accounting. Had we used the fair value method of accounting for our stock option and incentive plans and charged compensation costs against income over the vesting period, net income (loss) and net income (loss) per share would have been reduced to the following pro forma amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net loss as reported	($793)	($5,395)	($3,533)	($11,889)
Add: Stock-based compensation
expense included in net income,
net of related tax effects	—	—	—	—
Deduct: Total stock-based compensation
expense determined under fair value,
net of related tax effects	(491)	(671)	(1,529)	(2,261)

Net income (loss) - Pro forma	($1,284)	($6,066)	($5,033)	($14,150)

Net income (loss) per share:
As reported - Basic	($0.10)	($0.66)	($0.43)	($1.46)
Pro forma - Basic	($0.16)	($0.74)	($0.62)	($0.74)

As reported - Diluted	($0.10)	($0.66)	($0.43)	($1.43)
Pro forma - Diluted	($0.16)	($0.74)	($0.62)	($0.74)

In 2003 and 2002, no tax benefit provision was applied to the fair value expense calculated under SFAS No. 123 due to establishing valuation allowances on deferred tax assets during the three month period ended September 30, 2002. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience.

3.  OTHER FINANCIAL STATEMENT DATA (IN THOUSANDS):

Inventories consisted of the following:

	September 30, 2003	December 31, 2002

Raw materials	$3,965	$5,190
Work in process	671	896
Finished goods	2,040	3,456

Allowance for obsolescence	(1,929)	(2,477)

Total inventories	$4,747	$7,065

Intangible and other assets include the following:

	September 30, 2003	December 31, 2002

Gross intangibles:
Developed technology	$7,275	$7,275
Patents and trademarks	1,681	1,540
Customer Base	280	280
Other	32	50

	9,268	9,145

Accumulated amortization	(5,935)	(4,263)

Total intangibles
and other assets, net	$3,333	$4,882

During the third quarter of 2003, we accelerated the amortization of certain developed technology established as the result of the acquisition of HAMA Laboratories, Inc. in 1999. The asset values were originally established through an independent appraisal, and related to product lines and core technologies that were determined to be non-strategic during the third quarter of 2003. These general-purpose sensor product lines will be discontinued over the next few quarters, and consequently, amortization of the developed technology was accelerated. The acceleration of the amortization resulted in approximately $632,000 of additional amortization expense during the third quarter of 2003.

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

Nine months ended September 30,	2003

Balance at the beginning of period	$400
Accruals for Warranties	92
Settlements made during the period	(145)

Balance at the end of period	$347

4.  GEOGRAPHIC REVENUE INFORMATION:

Export sales for the nine months ended September 30, 2003 and the nine months ended September 30, 2002 amounted to 78% and 64% of revenues, respectively. For the three months ended September 30, 2003 and the three months ended September 30, 2002, export sales amounted to 81% and 70% of revenues. All or our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Americas	$70	$260	$214	$1,274
Europe	2,232	1,711	6,512	4,407
Asia	6,245	3,193	12,255	5,715
Other	11	37	28	91

Total export sales	$8,558	$5,201	$19,009	$11,487

5.  NET INCOME (LOSS) PER SHARE:

Basic net income per share has been computed using the weighted average number of shares outstanding during the period presented. The diluted net income per share includes the effect of common stock equivalents for each period. Weighted average options to purchase 398,400 and 178,400 shares of common stock were not included in the computation of diluted net loss per share for the three and nine month periods ended September 30, 2003, and 87,900 and 358,800 weighted average options were not included in the computation of diluted net loss per share for the three and nine month periods ended September 30, 2002, as their effect was anti-dilutive due to our net loss. Weighted average shares for which the option price exceeds the average market price were 1,131,000 and 1,395,000 for the three and nine month periods ended September 30, 2003, respectively. Weighted average shares for which the option price exceeds the average market price were 1,550,000 and 1,178,000 for the three and nine month periods ended September 30, 2002, respectively.

6.   COMPREHENSIVE INCOME (LOSS):

Statement of Financial Accounting Standards No. 130 requires that unrealized gains and losses on our available-for-sale marketable securities and certain foreign currency translation adjustments be included as a component of other comprehensive income.

During the three and nine month periods ended September 30, 2003, total comprehensive income (loss) amounted to ($877,000) and ($3,848,000), respectively. During the three and nine month periods ended September 30, 2002, total comprehensive income (loss) amounted to ($5,351,000) and ($12,338,000), respectively. Accumulated other comprehensive loss at September 30, 2003 and December 31, 2002 was ($407,000) and ($92,000), respectively.

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

During the three and nine month periods ended September 30, 2003, we did not record a tax benefit on U.S. based operating losses, and do not expect to record tax expense or benefits on U.S. based operating results until we are consistently profitable on a quarterly basis. At that time, the valuation allowance will be reassessed and could be eliminated, resulting in the recognition of the deferred tax assets. Tax expense of $13,000 and $202,000 recorded during the three and nine month periods ended September 30, 2003 relates to income generated by foreign subsidiaries. During the three month period ended September 30, 2002 we recorded a tax provision of $3,331,000, primarily reflecting a valuation allowance established against deferred tax assets. During the nine month period ended September 30, 2002, we recorded a tax benefit of $649,000, reflecting the ability to carry-back losses generated during 2002 to prior years.

8.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature on the last day of each quarter and are designated as cash flow hedges. At June 30, 2003, CyberOptics had one open swap agreement that was purchased on that date. As a result, there were no material unrealized gains or losses as of September 30, 2003. During the nine month period ended September 30, 2003, we recognized a loss of approximately $291,000 from the settlement of foreign currency swap agreements which offset the $131,000 translation gain on the underlying inter-company balance.

Our foreign currency swap agreements contain credit risk to the extent that our bank counter-parties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counter-parties to major financial institutions. We do not expect material losses as a result of defaults by other parties.

9.   RESTRUCTURING AND SEVERANCE:

In September 2003, we incurred approximately $463,000 of severance and costs associated with restructuring measures. Cost reduction measures included workforce reductions associated with downsizing direct sales and marketing resources in North America and Europe, the intended consolidation of UK R&D operations into our Minneapolis headquarters and other general cost reduction measures. Severance costs were associated with a planned workforce reduction of 20 people. Of these costs, approximately $27,000 were paid as of September 30, 2003. Severance and associated costs of $436,000 were accrued as of September 30, 2003. The majority of these costs will be paid during the fourth quarter of 2003 and the first quarter of 2004. We anticipate that there will be an additional restructure charge in the fourth quarter of 2003 related primarily to facility exit costs.

In January 2003, we incurred approximately $170,000 of severance costs and facility costs associated with further consolidation of our semiconductor product group from Redwood City, California to Portland, Oregon. Severance costs were associated with a workforce reduction of 5 people. Substantially all of these costs were paid as of March 31, 2003.

In January 2002, we incurred approximately $847,000 of severance and costs associated with cost reduction measures. Cost reduction measures included a workforce reduction, discretionary spending reductions and the consolidation of semiconductor product manufacturing in Portland, Oregon. Severance costs were associated with a workforce reduction of 22 people. Approximately $655,000 of these costs were paid as of December 31, 2002. Substantially all of these costs were paid as of January 31, 2003, when we bought-out the remaining obligation under our Redwood City, California lease.

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

11.   RECENT ACCOUNTING DEVELOPMENTS:

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliveries (EITF 00-21). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery of performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF 00-21 did not have a material impact on either our financial position or results of operations.

ITEM 2 —MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS:

The following is management’s discussion and analysis of certain significant factors that have affected our results and financial position during the periods included in the accompanying financial statements or that could have an impact on future results. This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002 and our interim consolidated financial statements and associated notes.

The following discussion contains “forward looking statements” that our expectations or beliefs about future events, including statements regarding trends in the industries in which we function, levels of orders, research and development expenses, taxation levels, the sufficiency of cash to meet operating and capital expenses and our ability to continue to price foreign transactions in U.S. currency. Our actual results may vary from these expectations because of a number of factors that affect our business, the most important of which include the following:

o	We operate in a very cyclical market — the electronics capital equipment market—that has experienced a severe downturn during the past two and a half years. While market conditions have improved during 2003, we are not able to predict when a sustainable recovery will occur. If the market conditions deteriorate, we likely will not achieve our operating objectives and may need to make further adjustments to our expenses and operations to retain adequate cash to finance operations for the long term.
o	Our operations and markets could be further negatively affected by world events, such as a recurrence of SARS, that effect economies and commerce in countries, such as China and Japan, in which we do business.
o	We are dependent on two original equipment manufacturer customers for a large portion of our revenue. If those customers are unsuccessful selling the products into which our sensors are incorporated, design their products to function without our sensors, purchase sensors from other suppliers, or otherwise terminate their relationships with us, our results of operations would be significantly negatively affected.
o	During the first nine months of 2003 approximately 29% (27% in fiscal 2002) of our total revenue was generated by sales of a single SMT Systems product line, the SE 300. If we are not successful in continuing to sell and differentiate this product line relative to our competition, our results of operations would be significantly negatively affected.
o	We generate more than half of our revenue (approximately 78% in the first nine months of 2003 and 64% in fiscal 2002) from export sales. Our export sales are subject to many of the risks of international operations, including changes in economic and business climate in foreign countries that affect the business health of our customers, changes in exchange rates that affect the willingness of customers to purchase our products, different laws that may affect our ability to protect our intellectual property, and the expense of long-distance commerce.
o	Our current products, as well as the products we have under development, are designed to operate with the technology we believe currently exists or may exist for electronic components and printed circuit boards. The technology for these components changes rapidly and if we incorrectly anticipate technology developments, or have inadequate resources to develop our products to deal with changes in technology, our products could become obsolete.
o	Our electronic assembly sensor products compete with products made by larger machine vision companies, other optical sensor companies, and by solutions internally developed by our customers.
o	The electronics capital equipment market is currently depressed and becoming more mature, resulting in increased price pressure on suppliers of equipment. Consequently, our electronic assembly system and sensor products may become subject to increased levels of price competition and competition from other technologies.
o	Our surface mount technology systems product group uses a different distribution network and has different margins than our electronic assembly sensor product group and, to the extent it constitutes a larger portion of our business, our profitability may be affected.
o	We compete with large multinational systems companies in sales of our surface mount technology systems products, many of which are able to take advantage of greater financial resources and larger sales distribution networks.
o	We compete in large part based on the technology we have developed and our success in competing will depend in part on the degree to which we are successful in protecting that technology and enforcing our technology rights in the United States and other countries.
o	We use outside contractors to manufacture the components used in some of our products and some of the components we order require significant lead times that could effect our ability to sell our products if not available.
o	We plan to introduce a number of new products during fiscal 2003 and 2004, and if those introductions are delayed, our revenue and profitability could be negatively affected.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

The preparation of the financial information contained in this 10-Q requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates on an ongoing basis, including those related to allowances for doubtful accounts, for warranty expense, and for obsolete inventory, the carrying value and any impairment of intangible assets, and the valuation allowance for deferred tax assets. These critical accounting policies are discussed in more detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2002.

We assess the carrying value of long-lived assets, including developed technology, whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the three months ended September 30, 2003, we determined that certain general-purpose sensor product lines will be discontinued over the next few quarters and that the carrying value should be adjusted. Consequently, we accelerated the amortization of these assets and will fully amortize over the next two quarters as final revenues and gross profits are realized.

RESULTS OF OPERATIONS:

Revenues

The following table sets forth revenues by product line for the periods indicated (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2003	2002	2003	2002

OEM Solutions:
Electronic Assembly Sensors (EAS)
Products	$10,529	$5,203	$4,390	$2,474
Semiconductor Products	4,094	4,973	1,250	1,756
End-User Systems Products	9,824	7,744	4,874	3,246

Total	$24,447	$17,920	$10,514	$7,476

Our revenues from EAS products increased 102% during the nine months ended September 30, 2003 from the nine months ended September 30, 2002 and increased 77% during the three months ended September 30, 2003 from the three months ended September 30, 2002. These increased revenues reflect increased order rates from our two largest EAS customers. Although these order rates have not returned to rates in place prior to the time these customers suspended or significantly decreased their purchases in the second half of 2001, we believe they reflect some improvement in the market for pick and place machines. Our two largest EAS customers accounted for approximately 38% of total revenues for the nine months ended September 30, 2003, and approximately 22% of revenues for the comparable period in 2002. These customers accounted for approximately 39% of revenues in the third quarter of 2003, compared to approximately 30% in the third quarter of 2002.

Our revenues from sales of semiconductor products decreased 18% during the nine months ended September 30, 2003 from the nine months ended September 30, 2002 and decreased 29% during the three months ended September 30, 2003 from the three months ended September 30, 2002. Decreasing revenue in 2003 from 2002 is primarily due to the continuation of weak demand in the overall semiconductor capital equipment market, which began in early 2001. However, decreased revenues are also attributable to increased use by customers of alternative technologies relative to our reflective wafer mapping and frame grabber products.

Our revenues from sale of end-user systems increased 27% during the nine months ended September 30, 2003 from the nine months ended September 30, 2002 and increased 50% during the three months ended September 30, 2003 from the three months ended September 30, 2002. The revenue improvements during 2003 are the result of several new inspection systems and enhancements that we have released over the past 24 to 36 months and increased sales of products to Electronic Manufacturing Services (EMS) and Original Design Manufacturing Services (ODM) customers located in Asia — the largest market for new circuit board assembly production capacity. During the three months ended September 30, 2003 our largest end-user systems customer, located in Asia, significantly increased its order rate to expand production capacity, which generated a significant portion of our revenue growth. In addition, we continue to have success in selling end-user systems products to other new Asian EMS and ODM customers. We do not anticipate orders from our largest customer to continue at third quarter levels in the fourth quarter of 2003, and consequently, we would expect end-user systems revenues to be somewhat lower in the fourth quarter of 2003 compared to the third quarter of 2003.

International revenues comprised approximately 78% and 64% of total revenues during the nine month periods ended September 30, 2003 and 2002, respectively, and approximately 81% and 70% of revenues during the three month periods ended September 30, 2003 and 2002, respectively. The international markets in Asia, Japan and Europe account for a significant portion of the capital equipment market for the manufacture of electronics, the primary market for our EAS sensors and End-User systems product lines. Revenues generated from products used primarily for SMT electronic assembly production (revenues from OEM sensors and End-User systems) were approximately 83% and 72% of revenues for the nine month periods ended September 30, 2003 and 2002, respectively, reflecting the level of orders from our two largest EAS customers and growth in end-user Systems revenues.

Gross Margin

Gross margin for the nine months ended September 30, 2003 increased as a percent of revenues to 50%, compared to 39% during the nine months ended September 30, 2002. For the three months ended September 30, 2003, gross margin increased to 51% of revenues compared to 44% during the three months ended September 30, 2002. Gross margin is highly dependent on the level of revenues and resulting production levels over which to spread fixed manufacturing costs such as facilities and other compensation and non-compensation expenses that do not vary with activity levels. In addition, with higher production volumes, manufacturing processes become more efficient and reduce the overall cost of producing products for sale. Revenue levels were 36% higher in the nine month period ended September 30, 2003 than during the same period in 2002, and 41% higher in the three month period ended September 30, 2003 than during the same period in 2002, and consequently, gross margins were favorably impacted. In addition, increased revenues from EAS sensors as a percentage of total revenues, significantly reduced obsolete inventory expense in the nine and three month periods ended September 30, 2003 compared to the year earlier period and cost reduction actions, including workforce reductions, contributed to higher gross margins.

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

Research and Development

Research and development expenses decreased 16% to $5.3 million during the nine months ended September 30, 2003 from the nine months ended September 30, 2002 and were flat at 1.7 million in the three month periods ended September 30, 2003 and 2002. As a percentage of revenue, research and development expenses decreased to 22% during the nine months ended September 30, 2003 from 35% during the comparable period in 2002 and decreased to 16% in the third quarter of 2003 compared to 23% in the same period in 2002. Research and development expenses were maintained at relatively high levels during the first half of 2002 as we continued to fund new product development on important new products even as revenue levels declined. Cost reduction measures initiated in the second quarter of 2002 enabled us to significantly reduce research and development expenses, which have since been maintained at approximately current levels.

Research and development expenses during the nine months ended September 30, 2003 were primarily focused on continued engineering development of the new high speed solder paste inspection system, the SE 300, and KS series AOI systems, next generation LaserAlign products, on-head linescan cameras, enhancements to the semiconductor wafer mapping sensor product family and other new sensors for the SMT and Semiconductor markets. Customer funded research and development is recognized as a reduction of research and development expense. During the nine months ended September 30, 2003, customer funded research and development recognized as a reduction of research and development expense totaled approximately $14,000 compared to approximately $75,000 during the nine months ended September 30, 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 14% to $8.8 million during the nine month period ended September 30, 2003 compared to $10.3 million during the nine months ended September 30, 2002, and increased 4% to $3.1 million during the three months ended September 30, 2003 from the three months ended September 30, 2002. As a percentage of revenue, selling, general and administrative expenses decreased to 36% during the nine month period ended September 30, 2003 from 57% in 2002, and for the third quarter decreased to 30% in 2003 from 40% in 2002. Decreased selling, general and administrative expenses during the first nine months of 2003 as compared to 2002 are primarily the result of cost reduction measures implemented in early 2002, which primarily included workforce reductions and related costs and reductions in other discretionary spending. Increased selling, general and administrative expenses during the third quarter of 2003 as compared to the third quarter of 2002 are primarily due to increased variable selling costs associated with increased end-user systems revenues.

Restructuring and Severance Costs

We have implemented a series of workforce reductions, closed our facility in California, downsized other facilities and made other reductions in discretionary spending designed to reduce the losses and negative cash flow resulting from the severe decline in our revenues caused by the depressed capital equipment markets for suppliers to electronics manufacturing. In addition, we are in the process of implementing a planned consolidation of UK R&D operations to our Minneapolis headquarters and making additional expense reductions, some of which were recorded in September 2003 but more of which will be recorded as an additional restructuring charge in the fourth quarter of 2003. Two of those workforce reductions were completed during the year ended December 31, 2001 and four in 2002 and 2003 (discussed below):

In September 2003, we incurred approximately $463,000 of severance and costs associated with restructuring measures. Cost reduction measures included workforce reductions associated with downsizing direct sales and marketing resources in North America and Europe, the intended consolidation of UK R&D operations into our Minneapolis headquarters and other general cost reduction measures. Severance costs were associated with a planned workforce reduction of 20 people. Of these costs, approximately $27,000 were paid as of September 30, 2003. Severance and associated costs of $436,000 were accrued as of September 30, 2003. The majority of these costs will be paid during the fourth quarter of 2003 and the first quarter of 2004. We anticipate that there will be an additional restructure charge in the fourth quarter of 2003 related primarily to facility exit costs.

In January 2003, we incurred approximately $170,000 of severance costs and facility closure costs associated with further consolidation of our semiconductor product group from Redwood City, California to Portland, Oregon. Severance costs were associated with a workforce reduction of 5 people. Substantially all of these costs were paid as of March 31, 2003.

In January 2002, we incurred approximately $847,000 of severance and costs associated with cost reduction measures. Cost reduction measures included a workforce reduction, discretionary spending reductions and the consolidation of semiconductor product manufacturing in Portland, Oregon. Severance costs were associated with a workforce reduction of 22 people. Approximately $655,000 of these costs were paid as to December 31, 2002. Substantially all of these costs were paid as of January 31, 2003, when we bought-out the remaining obligation under our Redwood City, California lease.

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

Amortization of Intangible Assets

Amortization of acquired intangible assets was approximately $1.5 million in the nine month period ended September 30, 2003 compared to $843,000 in the nine month period ended September 30, 2002, and $913,000 in the three month period ended September 30, 2003 compared to $281,000 in the three month period ended September 30, 2002. The amortization expense was attributable to developed technology, patents and trademarks and other assets acquired from HAMA Laboratories Inc. during the second quarter of 1999 and from Imagenation Corporation during the fourth quarter of 2000.

During the third quarter of 2003, we accelerated the amortization of certain intangible assets established as the result of the acquisition of HAMA Laboratories, Inc. in 1999. The asset values were originally established through an independent appraisal, and related to product lines and core technologies that were determined to be non-strategic during the third quarter of 2003. These general-purpose sensor product lines will be discontinued over the next few quarters, and consequently, amortization of the developed technology was accelerated. The acceleration of the amortization resulted in approximately $632,000 of additional amortization expense during the third quarter of 2003. Amortization of intangible assets is expected to approximate $300,000 in the fourth quarter of 2003, $265,000 in the first quarter of 2004 and approximately $207,000 per quarter beginning in the second quarter of 2004 and over the remaining life of the intangible assets. Amortization of the intangibles during the next two quarters reflects anticipated final revenues and gross profit from discontinued products.

Interest and Other

“Interest income and other” primarily includes interest earned on investments. Interest income declined during the nine and three month periods ended September 30, 2003 compared to the same nine and three month periods in 2002 as a result of a lower investment balance and declining interest rates. In addition, during the nine month period ended September 30, 2002, we reduced the carrying value of a $1.5 million loan to Avanti Optics Corporation, a related party, by our ownership percentage in the cumulative losses of Avanti, which resulted in a charge of $1,055,000. Foreign currency translation charges and certain other expenses are also included in interest income and other.

Provision for Income Taxes and Effective Income Tax Rate

During the third quarter of 2002, we concluded that a valuation allowance against all of our deferred tax assets was appropriate. A deferred tax asset generally represents future tax benefits to be received when expenses and losses previously recognized with respect to our US operations become deductible under applicable income tax laws. Realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied. In accordance with Statement of Financial Accounting Standards No. 109, as the result of cumulative U.S. based operating losses incurred over the past three years and continued weakness in the markets we serve and the resulting impact on order rates, we reduced our effective tax benefit rate in the year ended December 31, 2002 to reflect only a current benefit resulting from the ability to carry-back U.S. based operating losses to prior periods and recorded during the third quarter of 2002 a valuation allowance equal to the entire balance of our deferred tax assets. Because we had no ability to carry-back losses generated after December 31, 2002, during the nine months ended September 30, 2003, we did not record a tax benefit on U.S. based operating losses, and do not expect to record tax expense or benefits on U.S. based operating results until we are consistently profitable on a quarterly basis. At that time, the valuation allowance will be reassessed and could be eliminated, resulting in the recognition of the deferred tax assets as income during the period the allowance is eliminated.

Tax expense of $13,000 and $202,000 recorded during the three and nine month periods ended September 30, 2003 relates to income generated by foreign subsidiaries. During the three month period ended September 30, 2002 we recorded a tax provision of $3,331,000, primarily reflecting a valuation allowance established against deferred tax assets. During the nine month period ended September 30, 2002, we recorded a tax benefit of $649,000, reflecting the ability to carry-back losses generated during 2002 to prior years.

Order Rate and Backlog

Our orders totaled $25.5 million during the nine month period ended September 30, 2003 compared to $19.2 million during the nine month period ended September 30, 2002. For the three month period ended September 30, 2003, orders totaled $9.3 million compared to $7.0 million for the three month period ended September 30, 2002. Backlog totaled $3.9 million and $4.3 million at September 30, 2003 and 2002, respectively. The scheduled shipment of the September 30, 2003 backlog is as follows (in thousands):

4th Quarter 2003	$3,807
1st Quarter 2004 and after	95

Total backlog	$3,902

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased by $623,000 during the nine months ended September 30, 2003, primarily because of the purchase of $3.0 million of marketable securities, net of maturities of marketable securities during the nine month period offset by $1.4 million of cash generated by operating activities and $582,000 of cash generated from financing activities. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities and investment of cash balances resulting from those maturities, or from other sources of cash, in additional marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Our combined balances of cash and marketable securities increased $2.4 million to $23.2 million as of September 30, 2003 from $20.8 million as of December 31, 2002.

We generated $1.4 million of cash in operations during the first nine months of 2003. We used cash in operations to fund a net loss of $3.5 million, which included a $645,000 gain from a technology transfer and license agreement and $3.2 million of non-cash expenses for depreciation and amortization and other non-cash items, and to fund a $3.2 million increase in receivables and a $117,000 increase in other assets.. These uses of cash were more than offset by a $2.8 million reduction in income taxes receivable, a $1.9 million reduction in inventory and a $1.1 million increase in accounts payable and accrued expenses. Reduced income taxes receivable are the result of refunds received during the third quarter of 2003 resulting from the carrying back of 2002 losses to prior years. Reduced inventory, increased accounts receivable and increased accounts payable are primarily the result of increased revenue levels, as well as focused programs to bring down inventory balances. During the first nine months of 2002, we used $8.4 million of cash from operations, primarily due to a net loss of $11.9 million, which included $7.1 million of non-cash expenses. The first nine months of 2002 also included a $3.5 million net use of cash from changes in operating assets.

We used $6.1 million of cash in investing activities during the nine months ended September 30, 2003 and compared to generating $1.1 million during the same period in 2002. Changes in the level of investment in marketable securities resulting from the purchases and maturities of those securities used $3.0 million of cash in 2003 and generated $3.2 million of cash in 2002. We generated $750,000 of cash from a technology transfer and license agreement and used approximately $361,000 of cash for the purchase of fixed assets and the acquisition of technology and other intangible assets during the nine months ended September 30, 2003. In addition to applying $613,000 of cash for the purchase of fixed assets and technology and other intangible assets during the first nine months of 2002 we used $1.5 million of cash for a loan to a related party.

We generated $582,000 of cash from financing activities during the nine months ended September 30, 2003 and generated $678,000 cash from financing activities during the same period in 2002. Cash generated from financing activities represents cash from stock option exercises and issuance of common stock under the Employee Stock Purchase Plan, offset by $90,000 of cash used in 2003 for the repurchase of common stock.

In October 2002, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock. At September 30, 2003, we had repurchased 49,370 shares under this authorization which expired in October 2003.

We had no material commitments for capital expenditures as of September 30, 2003. While there were no material commitments, we routinely evaluate investment opportunities that come to our attention and could make a significant commitment in the future. Our cash and cash equivalents and investments totaled $23.2 million at September 30, 2003. With this level of cash and cash equivalents and investments, and the reduced level of cash expenditures resulting from cost reduction actions over the past two years, management believes that our cash and cash equivalents and investments will be adequate to fund cash flow needs for at least 24 months, even if the downturn in the electronics capital equipment industries experienced over the last two years continues unabated. If the economic conditions appear to be continuing or worsening over the next year, we may seek bank financing or make other adjustments in expense levels.

At September 30, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance of special purpose entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in off-balance sheet or other limited purpose financing arrangements.

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

ITEM 4 – CONTROLS AND PROCEDURES

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

ITEM 6 — EXHIBITS AND REPORTS ON 8-K

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

The following report on Form 8-K was filed during the quarter ended September 30, 2003, or during the period from September 30, 2003 to the date of this quarterly report on Form 10-Q

-Form 8-K — CyberOptics Corporation published press release reporting third quarter and nine months 2003 operating results (10/30/03)

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

Dated: November 11, 2003