Form 10-K
period 2003-12-31
CYBEROPTICS CORP
filed 2004-03-26
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange
Act of 1934 for the Year Ended December 31, 2003.

[   ]   TRANSITION PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from ___________ to ___________.

COMMISSION FILE NO. (0-16577)

CYBEROPTICS CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1472057

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5900 Golden Hills Drive Minneapolis, Minnesota	55416

(Address of principal executive offices)	(Zip Code)
(763) 542-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes             No     X

As of June 30, 2003 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant was $51,808,878 (based on the closing sale price of common stock as of June 30, 2003 as quoted on the Nasdaq National Market).

As of March 25, 2004, there were 8,419,744 shares of the registrant’s Common Stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The responses to items 10, 11, 12 and 13 herein are incorporated by reference to certain information in the Company’s Definitive proxy Statement for its Annual Meeting of Shareholders to be held May 14, 2004.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS.

        Our Annual Report on Form 10-K contains a number of statements about our future operations. We may make statements regarding anticipated product introductions, changes in markets, customers and customer order rates, expenditures in research and development, growth in revenue, taxation levels, the effects of pricing, and the ability to continue to price foreign transactions in US currency, all of which represent our expectations and beliefs about future events. Our actual results may vary from these expectations because of a number of factors that affect our business, the most important of which include the following:

•	We operate in a very cyclical market — the electronics capital equipment market. We have been unable to predict with accuracy the timing of periodic downturns in this market. Further, because we sell to manufacturers (both OEM manufacturers of production equipment and end-user circuit board assembly companies) in the market and do not have immediate access to trends in their sales, it has been difficult for us to predict the affect of these downturns on our sales, which typically lag general market conditions by several months. These downturns, particularly the severe downturn in electronics production markets from 2001 through 2003, have severely affected our operations, necessitating a series of reductions in workforce and expenses, and generating several years of unprofitable operations. We may be unable to foresee additional changes in these markets before they affect our operations in the future.

•	Our operations and markets could be negatively affected by world events that effect economies and commerce in countries, such as China and Japan, in which we do business, including any additional outbreaks of infectious disease such as SARS.

•	We have been dependent on two original equipment manufacturer customers for a large portion of our revenue (41%, 28% and 40% of revenues in 2003, 2002 and 2001, respectively). Our operations were significantly negatively affected by reduced order rates from these two customers during the past two years, and have been favorably impacted by increased order rates in the past two quarters. If these customers are unsuccessful selling the products into which our sensors are incorporated, design their products to function without our sensors, purchase sensors from other suppliers, or otherwise terminate their relationships with us, our results of operations would be significantly negatively affected.

•	During 2003, approximately 29% of our total revenue was generated by sales of a single SMT Systems product line, the SE 300. If we are not successful in continuing to sell and differentiate this product line relative to our competition, our results of operations would be negatively affected.

•	We generate more than half of our revenue (approximately 79% in 2003) from export sales. Our export sales are subject to many of the risks of international operations, including changes in economic and business climate in foreign countries that affect the business health of our customers, changes in exchange rates that affect the willingness of customers to purchase our products, different laws that may affect our ability to protect our intellectual property, and the expense of long-distance commerce.

•	Our current products, as well as the products we have under development, are designed to operate with the technology we believe currently exists or may exist for electronic components and printed circuit boards. The technology for these components changes rapidly and if we incorrectly anticipate technology developments, or have inadequate resources to develop our products to deal with changes in technology, our products could become obsolete.

•	Our electronic assembly sensor products compete with products made by larger machine vision companies, other optical sensor companies, and by solutions internally developed by our customers.

•	The electronics capital equipment market for surface mount technologies is becoming more mature, resulting in increased price pressure on suppliers of equipment. Consequently, our electronic assembly system and sensor products may become subject to increased levels of price competition and competition from other technologies.

•	We use a different distribution network to sell our end-user systems products, such as the SE 300, and generate lower margins from these products, than the distribution system and margins from our electronic assembly sensor products. To the extent our end-user systems constitute a larger portion of our business, our profitability may be affected.

•	We compete with large multinational systems companies in sales of end-user systems products, many of which are able to take advantage of greater financial resources and larger sales distribution networks.

•	We compete in large part based on the technology we have developed and our success will depend in part on how successful we are in protecting that technology and enforcing our technology rights in the United States and other countries.

•	We use outside contractors to manufacture the components used in many of our products and some of the components we order require significant lead times that could effect our ability to sell our products if not available. In addition, if these components do not meet stringent quality requirements or become subject to obsolescence, there could be delays in product availability, and we could be required to make significant investments in designing replacement components.

•	We plan to introduce a number of new products during fiscal 2004 and if those introductions are delayed, our revenue and profitability could be negatively affected. In particular, we are currently devoting significant resources to complete development and commence sale of our embedded process verification (EPV) products. These products have yet to generate substantial commercial sales.

PART I.

ITEM 1.   DESCRIPTION OF BUSINESS

BACKGROUND

        CyberOptics® Corporation was founded in 1984 by Dr. Steven K. Case (Chairman of the Board of CyberOptics and full-time employee), a former professor at the University of Minnesota, with the goal of commercializing technology for non-contact three-dimensional sensing. Our world headquarters are located at 5900 Golden Hills Drive in Golden Valley, Minnesota.

        We are a leading global supplier of optical process control sensors and inspection systems that are used to control the manufacturing process and to ensure the quality of electronic circuit boards manufactured by our customers using surface mount technology (SMT) and the placement and transport of wafers during semiconductor fabrication. Our products enable the global SMT and semiconductor industries to meet the rigorous quality demands for printed circuit board assembly and semiconductor wafer transport. Using a variety of proprietary technologies such as lasers, optics and machine vision, combined with software, electronics and mechanical design, our products enable manufacturers to increase production volume, product yields and quality by measuring the characteristics and placement of components both during and after manufacturing processes.

        Most of our products (84% of revenue in 2003) are developed and sold for use in SMT electronic circuit board assembly or with equipment used in SMT electronic circuit board assembly. We sell products in this market both as sensor components that are incorporated into products manufactured by other companies for sale to circuit board assembly companies, and as more complete “systems” that are sold directly to circuit board assembly companies. Our sensor products are sold to manufacturers of pick-and-place machines to align electronic surface mount components during placement on the circuit board. Our systems products are sold to contract manufacturers and other companies with surface mount assembly lines, to control quality both off-line and as in-line systems. These systems level products are used by manufacturers of circuit boards to measure screen printed solder paste, to inspect circuit boards and components after component placement, to confirm proper placement after full assembly of circuit boards and to inspect solder joints on printed circuit boards.

        We also develop and sell products for use with the robotic equipment that handles semiconductor wafers during the semiconductor fabrication process. In addition, we sell a frame grabber product line for general industrial applications. These product lines are sold through CyberOptics Semiconductor, Inc. which was formed from the combination of HAMA™ Sensors, Inc. and Imagenation® Corporation, companies acquired in 1999 and 2000. Semiconductor products were 16% of total revenues in 2003.

MARKET CONDITIONS—RECENT DEVELOPMENT OF THE BUSINESS

        Our operations have historically been heavily influenced by market conditions in worldwide electronics markets, and particularly in the SMT electronic assembly segment of these markets. These markets have been very cyclical, with periods of strong growth followed by periods of excess capacity and reduced levels of capital spending. Periods of growth in the electronics equipment markets from 1997 through the second quarter of 1998, and from the third and fourth quarters of 1999 to the second quarter of 2001, resulted in strong sales of our products, particularly OEM sensor products. These same market cycles have influenced sales of our Semiconductor Products lines. The semiconductor equipment cycles have historically followed a similar pattern to those of the SMT market and resulted in a period of strong sales of our products in 2000 and early 2001.

        The worldwide electronics equipment market experienced a dramatic decline starting in the second quarter of 2001, which continued through early 2003. Although we maintained relatively strong sales of SMT Systems products during this period through new product introductions, our sensor products, which had constituted $43.4 million or 68% of sales in 2000, declined to $20.2 million or 53% of sales in 2001 and to $8.1 million or 33% of sales in 2002. For several quarters during 2001 and 2002, our two largest electronic assembly sensor (EAS) customers, who had purchased a large amount of inventory of our products in anticipation of a continued robust market, ordered no products at all. These customers began ordering product again during 2002, but their order rates remained low in 2002 compared to 2000 and early 2001. Our semiconductor products line, which had experienced a record year in 2000, was also severely impacted by the decline in the market for capital equipment for the semiconductor fabrication industry.

        In response to these market conditions, we took aggressive cost reduction actions during 2001, 2002 and 2003, reducing our worldwide employment by over 50% from 2001 peaks, and closing or downsizing facilities. As part of these measures we eliminated separate executive management within our three principal product groups, combined our former Redwood City, California office for CyberOptics SemiConductor into our Portland Oregon office, began to transition our research and development for KS series AOI systems products from the UK to our main office in Minneapolis, with a plan of retaining primarily a sales presence in the UK, decreased the amount of office space we occupy in the U.K. as well as in our main office in Minneapolis, streamlined production in part by divesting or making obsolete low volume products and substantially reduced personnel levels in all departments. The last of these internal restructuring measures occurred in the fourth quarter of 2003 and we do not anticipate any further restructuring measures in 2004.

        While we reduced the scope of our operations, we continued to invest heavily during 2002 and early 2003 in new product development in anticipation of market recoveries. We introduced the next generation of our laser align products and have devoted significant resources to the development and introduction of other new or enhanced sensor and system products for the electronic assembly and semiconductor markets and to the development of sensors that contain embedded image processing (embedded process verification — EPV) which we are introducing in late 2004.

        Starting in the second quarter of 2002, our two principal sensor customers began ordering product at higher levels, although still at significantly lower levels than experienced in 2000. This increased level of orders continued throughout 2003, with steady increases in order rates, resulting in more than a 100% increase in sales of sensor products from 2002 to 2003. Although the order level from these customers continues to be below the peak level of orders achieved in 2000, we anticipate continued improvement in order rates in the first quarter of 2004. At the same time, we increased levels of sales of our systems level products, particularly to original design manufacturer customers (ODM’s) in China. With the movement of more circuit board assembly plants to China, we focused our sales efforts during 2003 on sales of system level products to original design manufacturer customers operating in China, resulting in a 34% increase in sales of system products.

OBJECTIVE

        Our objective is to build on the new products and product enhancements that we have developed during the market downturn to further expand our sales of product into the SMT circuit board assembly market as the market recovers. Although still in final customer testing, we recently announced an agreement with a manufacturer of pick and place machines to integrate our new embedded process verification (EPV) sensor into its machines, are discussing integration with other manufacturers and currently plan to introduce a version for sale as an enhancement to the installed base of a manufacturer later this year. We also intend to capitalize on new lower cost sensor products introduced in 2003 for one of our largest OEM customers. We are establishing an office in China to further penetrate the growing market for manufacturing production equipment there and to increase the percentage of worldwide production lines that use inspection in their production process to improve production yields and reduce cost.

        Our strategy for Semiconductor Products is to capitalize on selected original equipment manufacturer (OEM) sensor and end-user sensor opportunities in the wafer fabrication capital equipment market. We currently sell sensors used in the wafer handling segment of this market, and we are developing several new products used to calibrate wafer transport tools.

        Our ability to implement our strategy effectively is subject to numerous uncertainties and risks, the most significant risk being the timing of recovery in the global SMT circuit board assembly and semiconductor fabrication capital equipment markets and completion of development and successful commercial introduction of planned new products. We cannot assure you that our efforts will be successful.

OPERATIONS AND PRODUCTS

        We develop, manufacture and sell intelligent, non-contact sensors and systems for process control and inspection. Our products are used primarily in the SMT electronic assembly and semiconductor fabrication sectors of the electronics industry and enable manufacturers to increase operating efficiencies, product yields and quality. In addition to proprietary hardware designs that combine precision optics, various light sources, and multiple detectors, our products incorporate software that controls the hardware and filters and converts raw data into application specific information. Our product offerings are sold both to original equipment manufacturers that supply the SMT and semiconductor fabrication industries and to end-user customers who use our SMT Systems products directly for process and quality control in the circuit board manufacturing process.

SMT Electronic Assembly Sensors

        Our SMT electronic assembly sensor product line, which has generated the largest component of our sales during the past seven years, is a family of sensors that use similar technology, but that are customized for each customer and incorporated into the products of equipment manufactured by our customers for use in SMT circuit board assembly. We work closely with our original equipment manufacturer customers to integrate sensors into their equipment.

        LaserAlign.   Our LaserAlign sensor family has accounted for the vast majority of sales in the SMT electronic assembly sensors product line. These sensors are sold for incorporation into component placement machines used in the SMT production line that are manufactured by a number of different OEM customers. Sales of these products, including service repairs, to Juki Corporation and Assembleon N.V., accounted for approximately 21% and 20% of our revenue in 2003 and approximately 15% and 13% of our revenue in 2002. Accordingly, revenues and operations are currently heavily influenced by the level of purchases from these two customers and by the health of the SMT production industry.

        The LaserAlign family of products aligns components during transport on a pick and place machine prior to placement on a circuit board. After solder paste has been deposited and inspected, extremely small surface mount components known as chip capacitors and resistors are placed on the solder pads by component placement machines. LaserAlign sensors are incorporated into the placement heads of component placement machines to ensure accurate component placement at high production speeds. Various high-speed component placement machines use between one and sixteen LaserAlign sensors per machine. LaserAlign integrates an intelligent sensor, composed of a laser, optics and detectors with a microprocessor and software for making specific measurements. LaserAlign enables quick and accurate alignment of each component as it is being transported by the pick-and-place arm for surface mount assembly. Using non-contact technology, LaserAlign facilitates orientation and placement of components at much higher speeds than can be achieved using conventional mechanical or machine vision component centering systems.

        The LaserAlign sensor is offered in several different configurations to satisfy the requirements of the different machines on which it is used. The latest version of the LaserAlign sensor technology was introduced in a new sensor for Assembleon N.V. during 2003. Revenue from new product shipments of LaserAlign sensors has been a principal contributor to our growth during the past five years and accounted for 30%, 19% and 38% of our total revenue in the years ended December 31, 2003, 2002 and 2001, respectively.

        Laser Lead Locator. The Laser Lead Locator, which is incorporated directly into fine pitch component placement machines, inspects components immediately before placement on the circuit board to identify defective or damaged leads and determines if all lead tips lie within the same plane. Sales of Laser Lead Locator have decreased over the last four years as customers have found alternative products for lead coplanarity inspection and as the need for inspection has decreased due to the continuing transition toward area array type packages for which Laser Lead Locator does not apply. We expect to make our last shipments of Laser Lead Locator products in early 2004.

        DRS™ Range Sensors. Our first commercial product was a range sensor known as a Point Range Sensor or PRS. We developed and introduced Digital Range Sensor™ (DRS) in late 1997, a new generation of sensors, designed to replace the PRS product line. During March 2003, we transferred to the Optical Gaging Products Division of Quality Vision International, Inc., which was previously our primary customer for the DRS products, the rights and technology to manufacture and sell the DRS products. Quality Vision also purchased all of remaining inventory of DRS sensors and prepaid royalties for a specified number of DRS sales during the first five years after the transfer.

Semiconductor Products

        Although we had sold some sensors for semiconductor wafer inspection prior to 1999, the semiconductor product line became a significant part of our business with the acquisition of certain assets of HAMA Laboratories, Inc. in 1999 and was further expanded with the acquisition of Imagenation Corporation in 2000. Currently, our principal semiconductor products are sensors that inspect the presence and orientation of semiconductor wafers in cassettes during the fabrication process. Other products include frame grabber and machine vision subsystems that were developed and sold by Imagenation. All semiconductor products are sold to original equipment manufacturers for incorporation into their workstations and systems.

        Wafer Mapping and Alignment Sensors. We manufacture and sell laser based reflective sensors that improve the performance of robotic wafer handling equipment. During the fabrication process, semiconductor wafers are stored in slotted cassettes during transport to various fabrication tools. Robotic equipment removes the wafers from the cassettes and inserts them into a fabrication tool. Our wafer mapping sensors inspect for the presence of wafers in the cassettes and determine if the wafer is properly present and located in the cassette. We introduced an improved version of the wafer mapper product, the EXQ mapper, in late 2003 that we expect will generate increased sales in 2004.

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

        We first introduced the SE 300 in March 2000 and recorded our first revenues from sale of the SE 300 in the fourth quarter of 2000. The SE 300 is designed to inspect the height, area and volume of 100% of a circuit board at production line speeds and with resolution that allows it to measure the smallest chip scale packages and micro ball array component sites. The SE 300 can be retrofitted and integrated into most SMT production lines, providing real time quality control immediately after a printed circuit board leaves the screen printer and before component placement commences. Revenues from shipments of the SE 300 accounted for 29%, 27%, and 10% of our total revenue in the years ended December 31, 2003, 2002, and 2001, respectively.

        LSM 300.   The Laser Section Microscope (LSM 300) is a low cost off-line instrument for making height and registration measurement of screen printed solder paste during the assembly of surface mount circuit boards. One of the principal advantages of the LSM 300 is its ease of use, as unskilled operators can make non-contact measurements with only minimal training. During 2003, we decided to discontinue the LSM 300 product and ship-end-of-life quantities to customers during 2004 due to engineering investments required to replace obsolete parts and our focus on in-line inspection systems.

        Automated Optical Inspection (KS) Products.   The KS 100 is the first Automated Optical Inspection (AOI) product we introduced using in-process technology acquired from Kestra Ltd. This in-line product measures and inspects the circuit board after component placement and before reflow to determine whether components have been placed correctly. The principal advantage of the KS 100 is ease of use for the operator compared to other AOI machines and the low level of false calls. We recognized initial revenues on the KS 100 in the fourth quarter of 2000.

        During late 2000, we released the KS 50 AOI system, using in-process technology purchased from Kestra Ltd. This product screens populated circuit boards for missing components either before or after the reflow oven. During 2002, in response to customer requests, we decided to introduce KS systems that incorporate high resolution color video display (see KS 75, KS 200 and KS Flex below). During 2003, we discontinued the KS 50 and KS 100 products due to demand for the capabilities provided by KS 75, KS 200 and KS Flex.

        We introduced the KS 75 and KS 200 AOI systems, which incorporate high resolution color cameras for improved imaging, in early 2002. The KS 75 is for inspection of circuit boards before and after the reflow oven and is capable of inspecting solder joints, currently the largest market application for AOI equipment. The KS 200 is designed to inspect the placement of very small (0201) components on circuit boards. In 2003, we introduced KS Flex, which provides improved performance and allows for a variety of machine configurations (different number of cameras based on board size and resolution requirements) based on customer needs. The KS Flex common platform will ultimately replace the KS 75 and KS 200 product offerings.

Markets and Customers

        We sell the vast majority of our products into the electronics manufacturing market (84% of total revenues in 2003), particularly the portion servicing manufacturers doing SMT circuit board assembly. The value of automation is high in this market because the products produced have high unit costs and are manufactured at speeds too high for effective human intervention. Moreover, the trend in these industries toward smaller devices with higher circuit densities and smaller circuit paths requires manufacturing and testing equipment capable of extremely accurate alignment and multidimensional measurement such as achieved using non-contact optical sensors. Customers in these industries also employ knowledgeable engineers who are competent to work with computer-related equipment. Our LaserAlign and Laser Lead Locator products are sold to OEM’s serving this market and the SE, KS and LSM series inspection systems are sold to end user electronic assembly manufacturers in this market.

        We sell our semiconductor products into the semiconductor capital equipment market, for use in the fabrication of semiconductor devices. This market has many of the same characteristics as the SMT electronics assembly market and requires non-contact optical measurement tools that enable the production of more complex, higher density and smaller semiconductor devices. We sell our wafer mapping and alignment sensors to manufacturers of equipment that transport wafers during the semiconductor manufacturing (front end fabrication) process. Wafer mapping and wafer/tool alignment type sensors will become increasingly critical to this market when the use of 300 millimeter semiconductor wafers and sub 90nm linewidth features become widespread.

        An increasing proportion of our end user SMT System sales are being originated in the low cost geographies of Asia, and particularly in the People’s Republic of China. While there is a limited amount of new worldwide production capacity being added due to excess capacity for circuit board assembly, the new facilities that are being built are primarily in China. Consequently, most capital equipment suppliers are increasing their sales and operational capabilities in China to pursue sales in this market. In response, we opened our Singapore office in 2001 to support SMT Systems sales throughout Asia and are planning to open a sales office in China later in 2004. This market is also important to our OEM electronic assembly sensor product lines as our OEM customers are looking to sell their pick-and-place equipment into this market.

        We sell our products worldwide to many of the leading manufacturers of electronic circuit assembly equipment, semiconductor capital equipment manufacturers and end user electronic assembly manufacturers. Although we maintain a sales office in the UK and in Singapore, all manufacturing of our products occurs in the United States and all sales originate in the United States.

        The following table sets forth the percentage of total sales revenue represented by total export sales (sales for delivery to countries other than the United States, including sales delivered through distributors) by location during the past three years:

	Year Ended December 31,
	2003	2002	2001
Asia	53%	36%	34%
Europe	25%	25%	29%
Other(1)	1%	6%	4%

(1)   Includes export sales in North America, primarily export sales to Canada, Mexico and Latin America.

        See Note 10 to the Company’s Consolidated Financial Statements contained in item 8 of this Form 10-K.

        All export sales are negotiated, invoiced and paid in United States dollars. Accordingly, although changes in exchange rates do not affect revenue and income per unit, they can influence the willingness of customers to purchase units.

Sales and Marketing

        Our electronic assembly sensors and wafer mapping semiconductor products are sold to large OEM customers by direct sales staff located in Minnesota and Oregon. Our systems products are primarily sold through independent representatives and distributors managed by direct sales personnel located in Minnesota, as well as in the UK and Singapore. We have agreements with 14 representatives and distributors in North and South America who focus primarily on SMT Systems products sold to end-users. We make most of our sales to international end-users of systems products through 18 representatives and distributors covering Europe (12) and the Pacific Rim (6).

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

Backlog

        Our products are typically shipped two weeks to two months after the receipt of an order. Since 1993, however, our two large laser align customers have placed orders for delivery over as many as 12 months. Product backlog was $6.6 million on December 31, 2003, compared to $2.8 million on December 31, 2002, and $3.1 million at December 31, 2001. Substantially all of the 2003 backlog is deliverable in the first quarter of 2003, or was delivered at December 31, 2003, however, on a relatively small portion of system products, revenue is not recognized until final customer acceptance. Although our business is generally not of a seasonal nature, sales may vary seasonally based on the capital procurement practices in the electronics and semiconductor industries. Our scheduled backlog at any time may vary significantly based on the timing of orders from OEM customers. Accordingly, backlog may not be an accurate indicator of performance in the future.

Research and Development

        We differentiate our products primarily on the basis of customer benefits afforded by the use of clever and proprietary technology and on our unique ability to combine several different technical disciplines to address industry and customer needs. CyberOptics was founded by research scientists and has retained relationships with academic institutions to ensure that the most current information on technological developments is obtained. In addition, we actively seek ongoing strategic customer relationships with leading product innovators in our served markets and actively investigate the needs of, and seek input from, these customers to identify opportunities to improve manufacturing processes. Our engineers have frequent interactions with our customers to ensure adoption of current technologies. In some instances, we receive funding from these customers through development contracts that provide the customer with an exclusive selling period but allows us to retain technology and distribution rights.

        We believe that continued and timely development of new products and enhancements to existing products is essential to maintaining our industry leading position in the market. As a technology based company, we commit substantial resources to research and development efforts, which plays a critical role in maintaining and advancing our position as a leading provider of optical sensors and systems. During 2003 and 2002, research and development efforts were primarily focused on initial development activities for several new sensor products, including development activities on the new Embedded Process Verification sensor family (EPV), continued development of the SE and KS series inspection systems, next generation LaserAlign products, board alignment and on-head linescan cameras and enhancements to the semiconductor wafer mapping sensor product family. During 2004, we intend to continue to expend significant sums on completion and introduction of our EPV and new semiconductor products, further improvements in the versions of our LaserAlign products as sold to our two principal customers, enhancements and upgrades of the SE product families and on various other product opportunities.

        Research and development expenses were $7.1 million, $8.0 million and $8.6 million for the years ended December 31, 2003, 2002, and 2001, respectively. These amounts represented 20%, 33% and 22% of revenues, respectively. Research and development expenses consist primarily of salaries, project materials and other costs associated with ongoing product development and enhancement efforts. Research and development resource utilization is centrally managed based on market opportunities and the status of individual projects.

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

        A variety of components used in our products are available only from single sources and involve relatively long order cycles, in some cases over one year. Although we have located sources for substitute components, use of those alternative components could require substantial rework of the product designs, resulting in periods during which we could not satisfy customer orders. Further, although we believe we have identified alternative assembly contractors for most of our subassemblies, an actual change in such contractors would likely require a period of training and testing. Accordingly, an interruption in a supply relationship or the production capacity of one or more of such contractors could result in the inability to deliver one or more products for a period of several months. To help prevent delays in the shipment of our products, we maintain in inventory, or on scheduled delivery from suppliers, what we believe to be a sufficient amount of certain components based on forecasted demand (forecast extends a minimum of 6 months).

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

        Our electronic assembly sensor products face competition in the market for alignment and inspection on OEM component placement machines primarily from manufacturers of vision (camera and software based) systems. Potential competitors in these markets include Cognex Corporation, Electro Scientific Industries, Inc. and ICOS Vision Systems, NV (Belgium). Competition in this market is based on our ability to custom design products with stringent physical form requirements, speed, flexibility, cost and ease of control. In addition, our products compete with systems developed by OEMs using their own design staff for incorporation into their products. Our electronic assembly sensor products have historically competed favorably on the basis of these factors, and particularly on the basis of speed and product cost. Nevertheless, advances in terms of speed by vision systems have reduced some of the advantages of our products in some configurations. We have introduced newer configurations adapted by several customers that we believe allow our sensors, and the component placement machines in which they are incorporated, to compete favorably based on the speed and accuracy of their performance, and their price. In addition, we are expanding our focus to incorporate additional inspection capabilities into our sensors, including our embedded process verification (EPV), which could give us a competitive advantage in this market.

        Our semiconductor products face competition in the wafer mapping and alignment market primarily from manufacturers of through-beam sensors developed by our customers using inexpensive sensors from general industrial market suppliers like Banner Engineering Corporation, Omron, Ltd (Japan) and Keyence, Ltd (Japan). We believe that our sensors compete favorably in this market based on performance and the unique advantages of the reflective mode of operations. Through-beam sensing is generally less desirable due to concerns about potential wafer contamination and the lack of flexibility in certain robotic system configurations.

        The primary competitor for sales of our SE 300 products is GSI Lumonics, Inc. (SVS division), and more recently Agilent Technologies, Inc. and Orbotech, Ltd. (Israel). In addition, some manufacturers of screen printing equipment provide optional 2-D solder paste inspection, and other machine vision companies (AOI companies) have started offering 2-D and occasionally 3-D solder paste inspection products. The Company believes that it currently competes effectively in this market on the basis of performance, ease of installation and operation, and price.

        Our AOI inspection system products (KS Products) face competition from a large number of AOI companies, the most significant being Agilent (formerly MVT), Orbotech, Ltd. (Israel), Viscom (Germany) and Omron, Ltd. (Japan). We believe that the technology used in the KS series is differentiated from the competition and that it will compete effectively in this market based on measurement accuracy, ease of use and the low rate of false calls.

        Although we believe our current products offer several advantages in terms of price and suitability for specific applications and although we have attempted to protect the proprietary nature of such products, it is possible that any of our products could be duplicated by other companies in the same general market.

Employees

        As of December 31, 2003, we had 138 full-time and 3 part-time employees worldwide, including 30 in sales and marketing and customer support, 49 in manufacturing, purchasing and production engineering, 41 in research and development and 21 in finance, administration and information services. Of these employees, 100 are located at our corporate headquarters in Minneapolis and 41 are located at subsidiary locations (5 in the UK, 31 in Oregon and 5 in Singapore). To date, we have been successful in attracting and retaining qualified technical personnel, although there can be no assurance that this success will continue. None of our employees are covered by collective bargaining agreements or are members of a union.

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

        We hold 74 patents (47 US and 27 foreign) on a number of technologies, including those used in the LaserAlign systems, Laser Lead Locator and other products. Some of the patents relate to equipment such as pick and place machines, into which our sensor products are integrated. In addition, the Company has 106 pending patents, 29 US and 77 foreign. We protect the proprietary nature of our software primarily through copyright and license agreements, but also through close integration with our hardware offerings. We utilize 14 registered trademarks, 3 of which are foreign. An additional 2 trademarks are pending. We also have 10 domain names and several common law trademarks. It is our policy to protect the proprietary nature of our new product developments whenever they are likely to become significant sources of revenue. No guarantee can be given that we will be able to obtain patent or other protection for other products.

        As the number of our products increases and the functionality of those products expands, we may become increasingly subject to attempts to duplicate our proprietary technology and to infringement claims. In addition, although we do not believe that any of our products infringe the rights of others, there can be no assurance that third parties will not assert infringement claims in the future or that any such assertion will not require us to enter into a royalty arrangement or result in litigation.

        In February 2003, the intellectual property of Avanti Optics Corporation (“Avanti”) became our property (See Management Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements and Supplementary Data for additional details). Avanti held one patent related to automated assembly of optical components. In addition, Avanti had 24 patents pending and 12 provisional patent filings, all related to automated assembly of optical components and machines for assembly of optical components.

Government Regulation

        Many of our products contain lasers. Products containing lasers are classified as either Class I, Class II or Class IIIb Laser Products under applicable rules and regulations of the Center for Devices and Radiological Health (CDRH) of the Food and Drug Administration. Such regulations generally require a self-certification procedure pursuant to which a manufacturer must file with the CDRH with respect to each product incorporating a laser device, periodic reporting of sales and purchases and compliance with product labeling standards. Our lasers are generally not harmful to human tissue, but could result in injury if directed into the eyes of an individual or otherwise misused. We are not aware of any incident involving injury or a claim of injury from our laser devices and believe that our sensors and sensor systems comply with all applicable laws for the manufacture of laser devices.

ITEM 2.   PROPERTIES

        We lease a 70,000 square foot mixed office and warehouse facility built to our specifications in Golden Valley, Minnesota, which functions as our corporate headquarters and primary manufacturing facility. The lease, which is on a triple net basis for a ten year term (from May 1996) with two three year renewal options, provides for rental payments at approximately $7.50 per square foot initially, increasing to $8.50 per square foot. In December 2003, we vacated approximately 18,000 square feet of this space and are attempting to sublease this space for the remainder of the term of the lease. As of December 31, 2003, we also have operating leases in Oregon (CyberOptics Semiconductor, Inc.), Singapore (CyberOptics (Singapore) Pte. Ltd.) and Massachusetts, which expire in May 2007, May 2004 and August 2004, respectively. In December 2003, we negotiated a buy-out of our remaining lease obligation in the UK. We have signed a new lease for less square feet in our current UK facility, with terms allowing for cancellation with 60 days notice.

ITEM 3.   LEGAL PROCEEDINGS

        We are not currently subject to any material pending or threatened legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of 2003.

PART II.

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the Nasdaq National Market. The following table sets forth, for the fiscal periods indicated, the high and low quotations for our common stock as reported by the Nasdaq National Market. These prices do not reflect adjustments for retail markups, markdowns or commissions.

	2003		2002
Quarter	High	Low	High	Low
First	$6.30	$3.90	$14.05	$10.50
Second	$7.69	$3.99	13.19	9.59
Third	$10.25	$6.74	9.39	1.74
Fourth	$11.34	$9.50	7.30	2.00

        As of March 25, 2004, there were approximately 250 holders of record of common stock and approximately 4,500 beneficial holders. We have never paid a dividend on common stock. Dividends are payable at the discretion of the Board of Directors out of funds legally available therefore. Our board has no current intention of paying dividends.

ITEM 6.   SELECTED FINANCIAL DATA

Five-Year Financial Summary
CyberOptics Corporation
(In thousands, except per share information)

Year Ended December 31	2003 (1)	2002 (2)(3)	2001 (4)	2000 (5)	1999 (6)
Revenues	$35,636	$24,634	$38,446	$64,036	$39,627
Income (loss) from Operations	(2,814)	(13,908)	(8,594)	11,369	(5,932)
Cumulative Effect of Change
In Accounting Principle	—	—	—	(135)	—
Net Income (loss)	(2,637)	(13,555)	(4,164)	7,089	(5,496)
Net Income (loss) per Share:
Basic	(0.32)	(1.66)	(0.52)	0.91	(0.74)
Diluted	(0.32)	(1.66)	(0.52)	0.84	(0.74)
Cash and Marketable Securities(7)	$24,822	$20,818	$28,560	$28,285	$23,101
Working Capital	26,963	25,268	33,492	34,535	27,900
Total Assets	47,926	48,274	61,181	68,817	51,464
Stockholders' Equity	41,752	44,062	57,038	59,783	46,504

(1)    2003 results include a $1.2 million charge for workforce reductions and other restructuring charges and a $632 charge for accelerated amortization of intangible assets. In addition, 2003 includes a $645 gain from a technology transfer and license.
(2)    2002 results include an increase in the valuation allowance for deferred income taxes of approximately $4.3 million. See Notes to Consolidated Financial Statements and Managements Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for further details.
(3)    2002 results include a pre-tax charge of $1.6 million for workforce reduction costs and other restructuring charges.
(4)    2001 results include a pre-tax charge of $419 for workforce reduction charges.
(5)    2000 results include a pre-tax charge of $2.1 million for acquired in-process research and development and a $308 pre-tax charge for the write-off of impaired technology.
(6)    1999 results include a pre-tax charge of $7.3 million for acquired in-process research and development.
(7)    Includes amounts classified as current and long term.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview:

        Our products are sold primarily into the electronics assembly and semiconductor fabrication capital equipment markets, where we sell products both to original equipment manufacturers of production equipment and to end-user customers that produce circuit boards and semiconductor wafers/devices. Historically these markets have been very cyclical, with periods of rapid growth as worldwide capacity is added to support consumer demand for electronic products, followed by periods of excess capacity and reduced capital spending. During 2000, these markets experienced historically high growth rates and reached record volume levels. However, in early 2001 the electronics capital equipment markets experienced a significant decline that continued through 2002 and into early 2003. In the third quarter of 2001, our two largest electronic assembly sensor customers, which had accounted for 54% of our revenue in 2000, virtually ceased ordering product and have only begun ordering significant quantities of product again in 2003. Similarly, because of significant decline in semiconductor production and drastic decline in capital equipment purchased by semiconductor fabricators, our semiconductor products, which are sold primarily to capital equipment suppliers to the semiconductor business, declined significantly. This prolonged market decline resulted in significant price pressure on both consumer electronics products and on capital equipment suppliers, resulting in a migration of worldwide electronics production capacity to low cost geographies in Asia and Eastern Europe. This drive to reduce manufacturing costs has also impacted pricing levels on our products, requiring us to invest in cost reduction initiatives and in SG&A resources to support growing Asian sales volumes. Our operating results have been heavily impacted by these market conditions, resulting in net losses during the period of 2001 to 2003.

        In response to declining revenues and operating losses, we have taken aggressive cost reduction actions during 2001, 2002, and 2003, including reducing our worldwide employment by over 50% from 2001 peaks, and closing or downsizing facilities. Nevertheless, in order to continue new product development initiatives required to maintain our competitive position in the marketplace, as well as to continue to support existing products and make investments in Asia, we were not able to reduce our expense structure to keep pace with the dramatic reduction in revenue levels until the fourth quarter of 2003 when we returned to profitability. Further compounding these market effects, we determined during 2002 that, based on accounting guidance, we were required to record a valuation allowance against our deferred tax assets, eliminating a significant portion of the tax benefit that would be recorded against pre-tax losses.

        During 2003 we have significantly improved our operating results, as quarterly revenues have grown sequentially from $6.4 million in the first quarter to $11.2 million in the fourth quarter. In addition we returned to profitability in the fourth quarter reporting net income of $896,000 or $0.11 per share, which included a $609,000 charge for restructuring costs. Revenue growth in 2003 is the result of both improvement in market conditions and the success of new and improved products developed over the past three years. The return to profitability is a result of both higher revenue levels and a more efficient organization with a much lower cost structure. Our balance sheet is also well positioned as a result of effective management of working capital and other assets over the past three years. We have no debt and our cash and marketable securities are $24.8 million at December 31, 2003 compared to $20.8 million at December 31, 2002. We generated $4.0 million of cash in 2003, primarily from operating activities. We believe that cash reserves are sufficient to fund operations and to make investments such as new product development initiatives.

Results of Operations for the Three Years Ended December 31, 2003:

        Revenues

        Our revenues increased by 45% to $35.6 million in 2003 from $24.6 million in 2002, and decreased by 36% in 2002 from $38.4 million in 2001. The following table sets forth, for the years indicated, revenues by product line (in thousands):

	2003	2002	2001
OEM Solutions:
Electronic Assembly Sensors	$16,122	$8,052	$20,245
Semiconductor Products	5,550	6,185	6,719
SMT Systems	13,964	10,397	11,482

Total	$35,636	$24,634	$38,446

        Revenues from our electronic assembly sensors products increased $8.1 million or 100% during 2003 compared to 2002, and decreased $12.2 million or 60% during 2002 compared to 2001. During 2003, revenues from electronic assembly sensors, primarily our LaserAlign sensors, were positively impacted by improved market conditions in the worldwide market for SMT capital equipment and by the introduction of two new sensors for one of our large customers. These sensors were designed for the latest generation pick-and-place machine of this customer, which was introduced during 2003. An earlier version of this machine, which is still being sold, also incorporated our sensors, but the new machine will have higher content of our products per machine. During 2002, revenues were negatively impacted by the depressed market conditions in the worldwide market for SMT capital equipment. This slowdown began in the first half of 2001 and continued throughout 2002 and early 2003. The market impact was compounded by the relatively large inventory of LaserAlign sensors that had been accumulated by our two principal customers during 2001, resulting in virtually no new orders from those customers during the second half 2001 and early 2002. In the second and third quarters of 2002, these two customers began ordering new sensors, but the order rates were depressed by overall weakness in the SMT capital equipment markets.

        Revenues from Semiconductor Products (including revenues from Imagenation frame grabber products for semiconductor and other applications) decreased $635,000 or 10% in 2003 compared to 2002, following a decrease of $534,000 or 8% in 2002 compared to 2001. The decrease in 2003 was primarily the result of lower frame grabber revenues, reflecting a technology change away from analog frame grabbers like those we sell and weakness in the general industrial capital equipment market. Revenues from wafer mapping sensors were approximately flat with 2002 as a result of improved market conditions in the semiconductor fabrication capital equipment markets in the later part of 2003. The decrease in 2002 compared to 2001 was primarily the result of lower revenues from wafer mapping sensors reflecting market weakness. Revenues from products developed by Imagenation for broader industrial application were flat in 2002 compared to 2001.

        Revenues from our SMT systems products increased $3.6 million or 34% during 2003 compared to 2002 and decreased $1.1 million or 9% during 2002 compared to 2001. During 2003, revenues from SMT systems, primarily our SE 300 solder paste inspection system were positively impacted by improved market conditions in the SMT capital equipment markets and by success in selling systems to many of the large manufacturers of circuit boards in Asia (particularly China). A large portion of the worldwide production capacity for printed circuit boards is being added in China, and we have been successful in selling inspection systems to new and existing customers in that region. During 2002, revenues from SMT systems suffered from the same market conditions as our other product groups and were also impacted by significant price pressure. SMT Systems revenue levels in 2001 and 2002 were not as volatile as in our other product groups due to new product introductions and the success of those products in a depressed market. The SE 300 and the KS series products generated initial revenue in the fourth quarter of 2000. The market acceptance of these products, particularly the SE 300, allowed for relatively modest revenue declines in a severely depressed market during 2001 and 2002 and have been the primary reason for growth in 2003. We believe that increasing use of outsourcing for circuit board assembly, production difficulties associated with smaller component sizes, increased production speeds and increased cost pressure on companies manufacturing circuit boards has caused increased demand for our inspection equipment.

        International revenue totaled $28.2 million in 2003, $16.5 million in 2002 and $25.7 million in 2001, comprising 79%, 67% and 67% of total revenue, respectively. The international markets of China and the rest of Asia, Japan and Europe account for a significant portion of the production capability of capital equipment for the manufacture of electronics, the primary market for our electronic assembly sensor and SMT system product lines.

        Gross Margin

        Gross margin increased to 52% of sales in 2003 from 41% in 2002 and 51% in 2001. Gross margin is highly dependent on the level of revenues and resulting production levels over which to spread fixed manufacturing costs such as facilities and other compensation and non-compensation expenses that do not vary with activity levels. In addition, with higher production volumes, manufacturing processes become more efficient and reduce the overall cost of producing products for sale. Revenue levels increased 45% in 2003 compared to 2002 and declined 36% in 2002 compared to 2001, and although we have reduced costs as part of cost reduction actions in an effort to better match manufacturing costs with volume levels, the volatility of revenues over the past three years has had a significant impact on gross margin.

        In addition, during 2003 increased revenues from electronic assembly sensors, which increased 100% in 2003 compared to 2002 and carry higher gross margins than SMT systems products, as well as significantly reduced obsolete inventory expense and cost reduction actions, including workforce reductions, contributed to higher gross margins. These positive factors were somewhat offset by continued price pressure on both SMT systems and electronic assembly sensor products, as weak market conditions and the drive to reduce manufacturing costs in the SMT electronic assembly capital equipment market over the past three years has had a negative impact on the selling price of our products. During 2002, gross margins were negatively impacted by a higher proportion of revenues from systems products and the decision to discontinue, over time, the sales of certain older version SMT systems, which resulted in increased reserves for obsolete inventory on these older systems. If revenue, particularly higher gross margin revenue from our electronic assembly sensor and semiconductor products, continues to improve, we expect incremental improvement in our gross margins in 2004 compared to 2003.

        Research and Development Expenses

        We reduced our research and development expenses in 2003 by 10% to $7.2 million, and reduced those expenses by 6% to $8.0 million in 2002 from $8.6 million in 2001. As a percentage of revenue, research and development expenses decreased to 20% in 2003, compared to 33% in 2002 and 22% in 2001. The 2003 and 2002 reductions in research and development expense are primarily the result of a series of cost reduction initiatives implemented during the past three years. Research and development expenses were maintained at relatively high levels through the first half of 2002 as CyberOptics continued to fund several new product development initiatives on important new products even as revenues levels declined significantly. Cost reduction measures implemented during the second quarter of 2002 enabled us to significantly reduce research and development expenses, which have since been maintained at approximately current levels.

        During 2003 and 2002, research and development efforts were primarily focused on initial development activities for several new sensor products, including development activities on the new Embedded Process Verification sensor family (EPV), continued development of the SE and KS series inspection systems, next generation LaserAlign products, board alignment and on-head linescan cameras and enhancements to the semiconductor wafer mapping sensor product family. Customer funded research and development is recognized as a reduction of research and development expense. During 2003, customer funded research and development expense totaled $14,000 compared to $75,000 in 2002 and $1.1 million in 2001. As the result of cost reduction actions implemented in 2003, we have budgeted research and development expenditures to be slightly lower in 2004 as compared to 2003. However, we are currently considering several additional projects and may increase expenditures based on an assessment of the future revenue and profit potential of new products and our expected 2004 operating results relative to our budget.

        Selling, General and Administrative Expenses

        We reduced our selling, general and administrative expenses by 10% to $11.8 million in 2003, and reduced those expenses by 22% to $13.2 million in 2002 from $16.9 million in 2001. As a percentage of revenue, selling, general and administrative expenses decreased to 33% in 2003, compared to 54% in 2002 and 44% in 2001. The dollar decrease in selling, general and administrative expenses in 2003 and 2002 were primarily due to the effect of cost reduction measures implemented over the past three years, which primarily included workforce reductions and related costs and reductions in other discretionary spending. These spending reductions were offset somewhat by investments made to develop the end-user sales and service channel in Asia, including the costs of opening and operating our Singapore sales office since May 2001 to better serve Asian markets.

        Restructuring and Severance Costs

        We have implemented a series of workforce reductions over the past three years, closed our facility in California, downsized facilities in the U.K. and Minneapolis and made other reductions in discretionary spending designed to reduce the losses and negative cash flow resulting from the severe decline in our revenues caused by the depressed capital equipment markets for suppliers to electronics manufacturing. In addition, we are in the process of implementing a planned consolidation of UK R&D operations to our Minneapolis headquarters.

        In December 2003, we completed the buy-out of our UK facility lease effective in the first quarter of 2004. Following this buyout, we signed a new lease for less space in the same facility. The cost of the buy-out, paid in December 2003, was approximately $219,000. In addition, during December 2003 we permanently vacated approximately 18,000 square feet of our primary Minneapolis facility and recorded a restructure charge of approximately $390,000 for future lease payments (reduced for estimated sub-lease income of approximately $201,000) and related costs.

        In September 2003, we incurred approximately $463,000 of severance and costs associated with restructuring measures. Cost reduction measures included workforce reductions associated with downsizing direct sales and marketing resources in North America and Europe, the consolidation of UK R&D operations into our Minneapolis headquarters and other general cost reduction measures. Severance costs were associated with a planned workforce reduction of 20 people. Of these costs, approximately $283,000 were paid as of December 31, 2003. Severance and associated costs of $180,000 were accrued as of December 31, 2003. Remaining costs will be paid during the first nine months of 2004.

        In January 2003, we incurred approximately $170,000 of severance costs and facility closure costs associated with further consolidation of our semiconductor product group from Redwood City, California to Portland, Oregon. Severance costs were associated with a workforce reduction of 5 people. Substantially all of these costs were paid as of March 31, 2003.

        In June 2002, we incurred approximately $800,000 of severance and related costs associated with cost reduction measures. Cost reduction measures included a workforce reduction, and discretionary spending reductions. Severance costs were associated with a workforce reduction of 48 people. Approximately $640,000 of these costs were paid as of December 31, 2002. Severance costs of approximately $160,000 were accrued as of December 31, 2002, and substantially paid as of June 30, 2003.

        In January 2002, we incurred approximately $847,000 of severance costs associated with cost reduction measures. Cost reduction measures included a workforce reduction, discretionary spending reductions, and the consolidation of semiconductor product manufacturing in Portland, Oregon. Severance costs were associated with a workforce reduction of 22 people. Approximately $655,000 of these costs were paid as of December 31, 2002. Facility exit and severance costs of $192,000 were accrued as of December 31, 2002 and all were paid in January 2003.

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

	Employee Termination Benefits	Lease Commitment Costs	Other	Total
Restructuring liability, December 31, 2001	$—	$—	$—	$—
Initial expense and accrual	1,362	250	35	1,647
Cash payments	(1,214)	(62)	(19)	(1,295)

Restructuring liability, December 31, 2002	148	188	16	352
Initial expense and accrual	541	694	7	1,242
Cash payments	(509)	(510)	(23)	(1,042)

Restructuring liability, December 31, 2003	$180	$372	$—	$552

        Amortization of Goodwill and Other Intangible Assets

        Amortization of acquired intangible assets was approximately $1.8 million in 2003 compared to $1.1 million in 2002 and $2.4 million in 2001. The decrease in amortization during 2003 and 2002 is attributed to the adoption of the goodwill non-amortization provisions of SFAS No. 142 which eliminated the systematic amortization of the approximately $9 million balance of goodwill. Amortization is primarily attributable to developed technology, patents, trademarks and other assets acquired from Kestra Ltd. and HAMA Laboratories Inc. during the second quarter of 1999 and from Imagenation Corporation during the fourth quarter of 2000. Amortization of these intangible assets is expected to be approximately $1.1 million in 2004.

        During the third quarter of 2003, the amortization of certain intangible assets established as the result of the acquisition of HAMA Laboratories, Inc. in 1999 was accelerated. The asset values were originally established through an independent appraisal, and related to product lines and core technologies that were determined to be non-strategic during the third quarter of 2003. These general-purpose sensor product lines will be discontinued over the next few quarters, and consequently, amortization of the developed technology was accelerated. The acceleration of the amortization resulted in approximately $632,000 of additional amortization expense during the third quarter of 2003.

        Effective Tax Rate

        We recorded a tax provision of $214,000 in 2003 resulting from tax on income generated by our foreign subsidiaries. There was no tax benefit recorded on U.S. based operating losses in 2003 as the result of establishing a valuation allowance against deferred tax assets in 2002.

        We recorded a tax benefit of $1.0 million in 2002 resulting in an effective income tax rate of 7%. The effective tax rate was substantially lower than the U.S. statutory tax rate of 35% primarily as the result of establishing a valuation allowance against deferred tax assets during the third quarter of 2002 (see disclosure in “Critical Accounting Policies and Estimates” and the Notes to the Consolidated Financial Statements in this Form 10-K). The tax benefit and effective income tax benefit rate in 2002 were impacted by establishing valuation allowances of approximately $4.3 million, offsetting deferred tax assets that require future taxable income to be realized. Of the $4.3 million valuation allowance established in 2002, $2.5 million represents deferred tax assets established in prior years with the balance reflecting deferred tax assets generated as the result of 2002 taxable losses.

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

        Interest Income and Other

        “Interest income and other” primarily includes interest earned on investments. Interest income declined during 2003 compared to 2002 as a result of declining interest rates on invested funds. In addition, during 2002, we reduced the carrying value of a $1.5 million loan to Avanti Optics Corporation, a related party, by our ownership percentage in the cumulative losses of Avanti, which resulted in a charge of $1.5 million (remaining carrying value of loan was written off in exchange for assets received in the liquidation of Avanti during 2003). Interest income and other was higher in 2001, primarily as a result of higher investment balances and higher interest rates. Foreign currency translation charges and certain other expenses are also included in interest income and other.

Liquidity and Capital Resources

        Our cash and cash equivalents increased by $345,000 during 2003, primarily because of the purchase of $3.8 million of marketable securities, net of maturities of marketable securities during 2003, and the purchase of $506,000 of capital assets, offset by $3.2 million of cash generated by operating activities and $660,000 of cash generated from financing activities. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities and investment of cash balances resulting from those maturities, or from other sources of cash, in additional to marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Our combined balances of cash and marketable securities increased $4.0 million to $24.8 million as of December 31, 2003 from $20.8 million as of December 31, 2002.

        We generated $3.2 million of cash from operations during 2003. We used cash in operations primarily to fund a net loss of $2.6 million, which included a $645,000 gain from a technology transfer and license agreement and $3.9 million of non-cash expenses for depreciation and amortization and other non-cash items, and to fund a $3.7 million increase in accounts receivable. These uses of cash were more than offset by a $2.9 million reduction in income taxes receivable, a $2.1 million reduction in inventory and a $1.6 million increase in accounts payable and accrued expenses. Reduced income taxes receivable are the result of refunds received during 2003 from the carry back of 2002 losses to prior year tax returns. Reduced inventory, increased accounts receivable and increased accounts payable and accrued expenses are primarily the result of increased revenue levels during the second half of 2003, as well as focused programs to bring down inventory balances.

        We used $5.9 million of cash from operations during 2002, primarily due to a net loss of $13.6 million, which included $9.1 million of non-cash expenses for depreciation and amortization, provisions for inventory obsolescence, equity in losses of Avanti, establishing a valuation allowance on deferred tax assets and other non-cash items. Cash used by operations included a $1.2 million increase in accounts receivable, a $536,000 decrease in accounts payable and a $484,000 increase in taxes receivable. The increase in accounts receivable in 2002 was primarily due to growing revenues at the end of the year and the decrease in accounts payable was primarily due to reduced inventory purchases and operating expenses. The increase in taxes receivable was the result of tax losses in 2002 that was collected as a refund from taxes paid in prior years, offset by tax refunds of approximately $3.5 million received in 2002. These items were offset somewhat by $621,000 of inventory reductions and by an increase of $258,000 in accrued expenses. Reduced inventory is primarily the result of increased revenue in the second half of 2002 and increased accrued expenses are primarily due to approximately $352,000 of facility and severance costs associated with workforce reductions and other cost reduction measures implemented in 2002.

        We used $3.5 million of cash in investing activities during 2003 compared to generating $4.1 million in 2002. Cash used in investing activities during 2003 includes $3.8 million of net purchases of marketable securities and $506,000 for the acquisition of fixed assets and capitalized patent costs, offset somewhat by $750,000 of cash from the technology transfer and license agreement relating to our DRS sensor family. Cash used in investing activities in 2002 includes $1.5 million for the loan to Avanti Optics Corporation, a related party and $872,000 for the acquisition of fixed assets and capitalized patent costs. These uses were more than offset by net maturities of marketable securities that generated approximately $6.4 million in 2002

        We generated $660,000 of cash from financing activities in 2003, and generated $503,000 in 2002. During 2003 and 2002, all of the cash was generated by common stock related transactions, primarily stock option exercises and Employee Stock Purchase Plan share purchases. We used $85,000 to repurchase stock and for other financing activities in 2003 compared to $175,000 in 2002.

        We had no material commitments for expenditures as of December 31, 2003. While there were no material commitments, we evaluate investment opportunities that come to our attention and could make a significant commitment in the future. Our cash and equivalents and investments totaled $24.8 million at December 31, 2003. With this level of cash and cash equivalents, and the fact that we began generating net profits and cash at the end of 2003, we believe that cash and cash equivalents will be adequate to fund our cash flow needs.

        At December 31, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes. We do not believe we are exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        The following summarizes the Company’s contractual obligations at December 31, 2003, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

December 31 (In 000's)	TOTAL	LESS THAN 1 YEAR	1 - 3 YEARS	AFTER 3 YEARS
CONTRACTUAL OBLIGATIONS:
Borrowings	$—	$—	$—	$—
Non-cancelable operating lease obligations	2,634	1,088	1,500	46
Purchase Obligations	4,584	4,209	351	24

Total contractual cash obligations	$7,218	$5,297	$1,851	$70

        Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding. Included in the purchase obligations category above are obligations related to purchase orders for inventory purchases under our standard terms and conditions and under negotiated agreements with vendors and utilities. We expect to receive consideration (products or services) for these purchase obligations. The purchase obligation amounts do not represent all anticipated purchases in the future, but represent only those items for which we are contractually obligated. The majority of our products and services are purchased as needed, with no contractual commitment. Consequently, these amounts will not provide a reliable indicator of our expected future cash outflows on a stand-alone basis.

Related Party Transactions

        On April 30, 2002, we loaned $1.5 million to Avanti Optics Corporation (“Avanti”), a company founded by Steven K. Case, our Chairman, founder and a significant shareholder of CyberOptics. Erwin Kelen, one of our directors, also served as director of Avanti, was a shareholder in Avanti, and was a representative of one of the principal venture capital investors in Avanti. We held approximately 12% of the outstanding capital stock of Avanti prior to the loan, which we had acquired in consideration of the contribution of $190,000 cash and intellectual property to Avanti when Avanti was formed. The loan transaction was approved by our Board of Directors without the participation of Dr. Case or Mr. Kelen and only after a determination that the loan was in our best interests.

        The loan was represented by a convertible promissory note that bore interest at 3% above the prime rate of interest and was repayable on April 30, 2003, or upon an earlier event of default. The loan was secured by all of the intellectual property of Avanti (consisting primarily of rights in United States patents and patent applications in the area of photonics component manufacture), and provided us with the exclusive rights to manufacture and distribute manual and semi-automated equipment for the assembly of surface mountable optical components that were under development by Avanti. During 2002, we reduced the carrying value of the term loan by $1,450,000 to reflect our equity in the cumulative losses of Avanti and to reduce our investment to reflect its net realizable value as of December 31, 2002. In December 2002, we were notified that, as a result of not being able to raise additional third party funding, Avanti decided to cease operations and liquidate its remaining assets. In February 2003, Avanti’s Board of Directors and its significant shareholders passed a resolution to cease business operations. Consequently, all of the Avanti intellectual property rights were transferred to us under the terms of the loan. At December 31, 2003, there is no remaining carrying value for the loan.

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

        As a result of the Kestra acquisition, we have a sales and software development office located in the UK. We also opened a sales office in Singapore during 2001. We do not believe that currency fluctuations will have a material impact on our consolidated financial statements.

Recent Accounting Developments

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition Disclosure – an amendment of FAS 123” (SFAS No. 148). This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements are effective for interim periods beginning after December 31, 2002. We intend to continue to account for stock-based compensation to our employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. We have made certain disclosures required by SFAS No. 148 in the consolidated financial statements for the year ended December 31, 2002 and began making the additional disclosures required by SFAS No. 148 in the first quarter of 2003. Accordingly, adoption of SFAS No. 148 will not have a material impact on our results of operations.

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for Variable Interest Entities in existence prior to January 31, 2003 and outlines consolidation requirements for Variable Interest Entities created after January 31, 2003. We do not have investments or relationships with third parties subject to the requirements of this interpretation.

Critical Accounting Policies and Estimates:

        Our discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate estimates, including those related to bad debts, warranty obligations, inventory valuation, intangible assets, income taxes, and restructuring costs. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that we believe have the most effect on our reported financial position and results of operations are as follows:

        Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts is $340,000 as of December 31, 2003.

        Allowance for Warranty Expenses. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. The provision for warranties is $325,000 at December 31, 2003.

        Reserve for Inventory Obsolescence. We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required. At December 31, 2003, we had a provision for obsolete and excess inventory of approximately $1.6 million.

        Valuation of Intangible and Long-Lived Assets. We assess the impairment of identifiable intangible assets, long lived assets and related goodwill whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors management considers important, which could trigger an impairment review include the following:

  significant under-performance relative to expected historical or projected future operating results;
  significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
  significant negative industry or economic trends;
  significant decline in the Company’s stock price for a sustained period; and the Company’s market capitalization relative to net book value.
  For intangible assets and long-lived assets, if the carrying value of the asset exceeds the undiscounted cash flows from such asset.

        When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate that we believe is commensurate with the risk inherent in our current business model. Annually, we also test for impairment of goodwill by estimating the fair value utilizing several methodologies, including consideration of our market capitalization and discounted cash flows, in determining a reasonable valuation.

        Deferred Tax Assets. We currently have significant deferred tax assets as a result of net operating loss carryforwards, tax credit carryforwards and temporary differences between taxable income on our tax returns and income before income taxes under U.S. generally accepted accounting principals. A deferred tax asset generally represents future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our financial statements become deductible for income tax purposes.

        In the third quarter of fiscal 2002, we recorded a full valuation allowance against our deferred tax assets. Our decision to record this valuation allowance was based on the cumulative losses we had incurred over the three years prior to that date, the fact that we were continuing to generate operating losses and full utilization of our loss carryback potential in 2002. From the third quarter of fiscal 2002 to date, we have continued to provide a full valuation allowance against all future tax benefits produced by our operating results. We assess the realizability of our deferred tax assets and the need for this valuation allowance based on Statement of Financial Accounting Standards No. 109. We expect to continue to provide a full valuation allowance (financial statements will not reflect a tax provision on U.S. based income or benefit on U.S. based losses) until we can sustain a level of profitability that demonstrates our ability to utilize these assets. At that time, the valuation allowance will be reassessed, and could be eliminated, resulting in recognition of deferred taxes. We anticipate a nominal tax provision related to foreign operating results.

        As of December 31, 2003 and 2002, our deferred tax assets and the related valuation allowance were $7.7 million and $6.6 million, respectively. Included in these amounts are deferred tax assets related to our UK subsidiary of approximately $2.2 million as of December 31, 2003 and 2002. Because of uncertainty as to future realization of these assets, a valuation allowance had been established prior to the third quarter of 2002, and the valuation allowance on these UK based deferred tax assets will continue to be assessed separately. See Note 5 of this Form 10-K for a further discussion of the accounting treatment for income taxes.

        Restructuring Reserve for Lease Commitment Cost. We maintain a reserve for future rental costs under the terms of our lease for a portion of our primary Minneapolis facility that has been permanently vacated. As required by Financial Accounting Standards No. 146 “Accounting for Costs Associated with exit or Disposal Activities”, this reserve has been reduced by estimated sub-lease rentals of approximately $201,000. Should actual sub-lease rental and other amounts differ from our estimates, revisions to the restructuring reserve will be required. At December 31, 2003, reserves for losses on lease commitments were approximately $372,000.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We invest excess funds not required for current operations in marketable securities. The investment policy for these marketable securities is approved annually by the Board of Directors and administered by management. A third party, approved by our Board of Directors, manages the portfolio at the direction of management. The investment policy dictates that marketable securities consist of U.S. Government or U.S. Government agency securities or certain approved corporate instruments with maturities of three years or less and an average portfolio maturity of not more that 18 months. As of December 31, 2003 our portfolio of marketable securities had an average term to maturity of less than one year. All marketable securities are classified as available for sale and carried at fair value. We estimate that a hypothetical 1% increase in market interest rates would result in a decrease in the market value of the portfolio of marketable securities of approximately $115,000. If such a rate increase occurred, our net income would only be impacted if securities were sold prior to maturity.

        We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature on the last day of each quarter and are designated as cash flow hedges. At December 31, 2003, the Company had one open swap agreement that was purchased on that date. As a result, there were no unrealized gains or losses as of December 31, 2003. During the year ended December 31, 2003, we recognized a net loss of approximately $591,000 from settlement of foreign currency swap agreements that offset the approximately $422,000 translation gain on the underlying inter-company balance.

        Our foreign currency swap agreements contain credit risk to the extent that our bank counter-parties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counter-parties to major financial institutions. We do not expect material losses as a result of defaults by other parties.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION

(In thousands) December 31,	2003	2002

ASSETS
Cash and cash equivalents	$11,354	$11,009
Marketable securities	9,066	4,086
Accounts receivable, less allowance for
doubtful accounts of $340 and
$251 in 2003 and 2002, respectively	7,773	4,183
Inventories	4,522	7,065
Income taxes receivable		2,560
Other current assets	422	577

Total current assets	33,137	29,480
Marketable securities	4,402	5,723
Equipment and leasehold improvements, net	1,333	2,354
Intangible and other assets, net	2,998	4,882
Goodwill, net	6,056	5,835

Total assets	$47,926	$48,274

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$3,101	$1,598
Accrued expenses	3,073	2,614

Total current liabilities	6,174	4,212
Commitments
Stockholders' equity:
Preferred stock, no par value, 5,000 shares authorized, none outstanding
Common stock, no par value, 37,500 authorized,
8,291 and 8,190 shares issued and outstanding, respectively	42,415	41,755
Accumulated other comprehensive loss	(237)	(92)
Retained (deficit) earnings	(426)	2,399

Total stockholders' equity	41,752	44,062

Total liabilities and stockholders' equity	$47,926	$48,274

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION

(In thousands, except per share amounts) Year ended December 31,	2003	2002	2001

Revenues	$35,636	$24,634	$38,446
Cost of revenues	17,109	14,575	18,722

Gross margin	18,527	10,059	19,724
Research and development expenses	7,183	8,014	8,564
Selling, general and administrative expenses	11,809	13,183	16,927
Restructuring and severance costs	1,242	1,647	419
Gain from technology transfer and license	(645)
Amortization of goodwill and other intangibles	1,752	1,123	2,408

Loss from operations	(2,814)	(13,908)	(8,594)
Interest income and other	391	(671)	1,355

Loss before income taxes	(2,423)	(14,579)	(7,239)
Income tax provision (benefit)	214	(1,024)	(3,075)

Net loss	$(2,637)	$(13,555)	$(4,164)

Net loss per share - Basic	$(0.32)	$(1.66)	$(0.52)
Net loss per share - Diluted	$(0.32)	$(1.66)	$(0.52)

Weighted average shares outstanding - Basic	8,223	8,168	8,026
Weighted average shares outstanding - Diluted	8,223	8,168	8,026

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION

(In thousands) Year ended December 31,	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,636)	$(13,555)	$(4,164)
Adjustments to reconcile net (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization	3,651	3,308	4,212
Gain from technology transfer and license	(645)
Provision for doubtful accounts	132	96	42
Provision for inventory obsolescence	116	1,621	1,058
Deferred income taxes		2,513	(1,686)
Amortization of restricted stock and other		71	39
Tax benefit from exercise of stock options		5	119
Equity in losses of related party		1,450
Changes in operating assets and liabilities:
Accounts receivable	(3,722)	(1,192)	9,688
Inventories	2,052	621	(1,228)
Other current assets	(255)	(49)	49
Accounts payable	1,503	(536)	(1,646)
Income taxes payable/receivable	2,851	(484)	(2,421)
Accrued expenses	148	258	(2,755)

Net cash provided (used) by operating activities	3,195	(5,873)	1,307
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale
marketable securities	7,034	13,506	12,242
Purchases of available for sale marketable securities	(10,788)	(7,078)	(13,100)
Proceeds from technology transfer and license	750
Purchases of businesses and technology,
net of cash acquired, and loan to related party		(1,500)	(1,264)
Additions to equipment and leasehold improvements	(333)	(600)	(1,065)
Additions to patents	(173)	(272)	(198)

Net cash provided (used) by investing activities	(3,510)	4,056	(3,385)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	312	186	933
Proceeds from issuance of common stock
under Employee Stock Purchase Plan	433	492	371
Repurchase of common stock and other	(85)	(175)	—

Net cash provided by financing activities	660	503	1,304
Net increase (decrease) in cash and cash equivalents	345	(1,314)	(774)
Cash and cash equivalents - beginning of year	11,009	12,323	13,097

Cash and cash equivalents - end of year	$11,354	$11,009	$12,323

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
CYBEROPTICS CORPORATION

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
(In thousands)	Shares	Amount

BALANCE, DECEMBER 31, 2000	7,952	$39,714	$(49)	$20,118	$59,783
Tax benefit from exercise
of stock options		119			119
Exercise of stock options
net of shares exchanged as payment
and subsequently retired	131	933			933
Issuance of common stock under
Employee Stock Purchase Plan	41	371			371
Amortization of restricted stock		39			39
Market value adjustments of
marketable securities			191		191
Cumulative translation adjustment			(234)		(234)
Net loss				(4,164)	(4,164)

Comprehensive loss					(4,207)

BALANCE, DECEMBER 31, 2001	8,124	$41,176	$(92)	$15,954	$57,038
Tax benefit from exercise
of stock options		5			5
Exercise of stock options
net of shares exchanged as payment
and subsequently retired	19	186			186
Issuance of common stock under
Employee Stock Purchase Plan	77	492			492
Amortization of restricted stock and other		71			71
Repurchase of common stock	(30)	(175)			(175)
Market value adjustments of
marketable securities			(95)		(95)
Cumulative translation adjustment			95		95
Net loss				(13,555)	(13,555)

Comprehensive loss					(13,555)

BALANCE, DECEMBER 31, 2002	8,190	$41,755	$(92)	$2,399	$44,062
Exercise of stock options
net of shares exchanged as payment
and subsequently retired	49	312			312
Issuance of common stock under
Employee Stock Purchase Plan	71	433			433
Repurchase of common stock and other	(19)	(85)			(85)
Market value adjustments of
marketable securities			(201)		(201)
Cumulative translation adjustment			(133)		(133)
Net loss				(2,636)	(2,636)

Comprehensive loss					(2,970)

BALANCE, DECEMBER 31, 2003	8,291	$42,415	$(426)	$(237)	$41,752

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION
(In thousands, except share and per share amounts)

NOTE 1 — BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of CyberOptics Corporation and its wholly-owned subsidiaries. In these Notes to the Consolidated Financial Statements, these companies are collectively referred to as “CyberOptics,” “we,” “us,” or “our”. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents consist of funds maintained in money market accounts, U.S. Government backed obligations and state municipal instruments with a long-term credit rating of AAA.

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

As of December 31, 2003 and 2002, all marketable securities are classified as available for sale, with a carrying amount of $13,468 and $9,809, respectively. Available for sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity until realized. These fair values are determined using quoted market prices. The carrying amounts of securities, for purposes of computing unrealized gains and losses, are determined by specific identification. The cost of securities sold is determined by specific identification. Net unrealized holding gains and losses and realized gains and losses were not significant for the periods presented. At December 31, 2003 and 2002, unrealized gains of $96 and $295 were recorded as a component of accumulated other comprehensive income (loss) in stockholders equity.

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

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. We adopted these standards in their entirety on January 1, 2002. Under the new rules, goodwill is no longer amortized, but will be reviewed at least annually for impairment. Our other intangible assets, consisting primarily of developed technology and patents, will continue to be amortized over their estimated useful lives. Refer to Note 3 for details about the adoption of this standard and the results of our impairment tests.

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

Revenue Recognition
Revenue from all customers, including distributors, is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Generally, revenues are recognized upon shipment under FOB shipping point terms. Estimated returns and warranty costs are recorded at the time of sale. Some surface mount technology (SMT) products require customer acceptance. For these SMT products, revenue is recognized at the time of customer acceptance.

When a sale involves multiple elements, revenue is allocated to each respective element in accordance with Emerging Issues Task Force (EITF) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”, based on its relative fair value determined on the basis of the element being sold on a stand-alone basis and recognized when revenue recognition criteria for each element is met.

Foreign Currency Translation
Financial position and results of operations of our international subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at each fiscal year-end. Statements of operations accounts are translated at the average rates of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a cumulative translation adjustment in stockholders’ equity.

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

Net Income Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares plus common equivalent shares outstanding. Common equivalent shares consist solely of common shares issuable upon exercise of common stock options. The calculation of diluted loss per common share for the years ended December 31, 2003, 2002 and 2001 excludes 45,530, 43,678 and 206,873 potentially dilutive shares, respectively, because their effect would be anti-dilutive as the result of losses incurred in those years.

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

As permitted by SFAS No. 123, “Accounting for Stock Based Compensation”, we continue to measure compensation cost for our stock incentive and option plans using the intrinsic value method of accounting. Had we used the fair value method of accounting for our stock option and incentive plans and charged compensation costs against income over the vesting period, net income and net income per share for 2003, 2002 and 2001 would have been reduced to the following pro forma amounts:

	2003	2002	2001
Net loss as reported	$(2,637)	$(13,555)	$(4,164)
Add: Stock-based compensation
expense included in net loss,
net of related tax effects	—	—	—
Deduct: Total stock-based compensation
expense determined under fair value,
net of related tax effects	(1,887)	(2,718)	(1,313)

Net loss - Pro forma	$(4,524)	$(16,273)	$(5,477)

Net loss per share:
As reported - Basic	$(0.32)	$(1.66)	$(0.52)
Pro forma - Basic	$(0.55)	$(1.99)	$(0.68)
As reported - Diluted	$(0.32)	$(1.66)	$(0.52)
Pro forma - Diluted	$(0.55)	$(1.99)	$(0.68)

In 2003 and 2002, no tax benefit provision was applied to the fair value expense calculated under SFAS No. 123 due to establishing valuation allowances on deferred tax assets during 2002 (see Note 5 for further discussion on income taxes). In 2001 the tax benefit provision applied to fair value expense is consistent with the tax provision in our Statement of Operations. Compensation expense for pro forma purposes is reflected over the vesting period. Note 9 contains the significant assumptions used in determining the underlying fair value of options.

Comprehensive Income (loss)
Components of comprehensive income (loss) include net income, foreign-currency translation adjustments and unrealized gains (losses) on available-for-sale securities and are presented on the consolidated statements of shareholders’ equity and comprehensive income (loss).

Reclassifications
Certain prior-year amounts have been reclassified to conform to the current-year presentation.

Recent Accounting Developments
In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition Disclosure – an amendment of SFAS No. 123” (SFAS No. 148). This statement amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements are effective for interim periods beginning after December 31, 2002. We intend to continue to account for stock-based compensation to our employees and directors using the intrinsic value method prescribed by APB Opinion No. 25, and related interpretations. We have made certain disclosures required by SFAS No. 148 in the consolidated financial statements for the year ended December 31, 2002 and will begin making the additional disclosures required by SFAS No. 148 in the first quarter of 2003. Accordingly, adoption of SFAS No. 148 will not have a material impact on our results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are the determined to be the primary beneficiary as a result of their variable economic interests. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for Variable Interest Entities in existence prior to January 31, 2003 and outlines consolidation requirements for Variable Interest Entities created after January 31, 2003. We do not have investments or relationships with third parties subject to the requirements of this interpretation.

NOTE 2 — OTHER FINANCIAL STATEMENT DATA

Inventories Consist of the Following:

December 31,	2003	2002
Raw materials and
purchased parts	$3,614	$5,190
Work in process	503	896
Finished goods	1,961	3,456

	6,078	9,542
Allowance for obsolescence	(1,556)	(2,477)

	$4,522	$7,065

Equipment and Leasehold Improvements consist of the following:

December 31,	2003	2002
Equipment	$8,710	$9,240
Leasehold improvements	1,244	1,197

	9,954	10,437
Accumulated
depreciation and amortization	(8,621)	(8,083)

	$1,333	$2,354

Intangible and Other Assets Consist of the Following:

December 31,	2003	2002
Acquisition-related Intangibles
Developed technologies	$7,275	$7,275
Customer base	280	280
Trademarks	82	82
Capitalized patent costs	1,630	1,458
Other	—	50

	9,267	9,145
Accumulated amortization	(6,269)	(4,263)

Total intangible and other
assets, net	$2,998	$4,882

As of December 31, 2003, the weighted average remaining life of acquisition related intangible assets was approximately 3.31 years for developed technologies, 0.83 years for customer base and 2.42 years for trademarks.

As required by SFAS No. 142, we periodically reassess the carrying value, useful lives and the classification of identifiable intangible assets, and at December 31, 2003 we determined that they are appropriate. During the third quarter of 2003, the amortization of certain intangible assets related to general-purpose sensor product lines acquired in 1999 was accelerated as a result of our plan to discontinue these product lines over the next few quarters, and consequently, amortization of the developed technology was accelerated. The acceleration of the amortization resulted in approximately $632 of additional amortization expense during 2003. Estimated aggregate amortization expense based on current intangibles for the next five years is expected to be as follows: $1.1 million in 2004, $0.9 million in 2005, $0.6 million in 2006 and, $0.1 million in 2007 and 2008.

Accrued Expenses Consist of the Following:

December 31,	2003	2002
Wages and benefits	$1,399	$1,123
Deferred revenue	90	216
Warranty costs	325	400
Restructuring costs	552	352
Other	707	523

	$3,073	$2,614

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

	2003	2002
Balance at the beginning of period	$400	$432
Accruals for Warranties	194	317
Settlements made during the period	(269)	(349)

Balance at the end of period	$325	$400

NOTE 3 — GOODWILL

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. We adopted SFAS No. 142 effective January 1, 2002. Actual results of operations and pro forma results of operations for the three years ended December 31, 2003, 2002 and 2001 had we applied the non-amortization provisions of SFAS No. 142 are as follows (in thousands, except per share amounts):

	2003	2002	2001
Net loss as reported	$(2,637)	$(13,555)	$(4,164)
Add: Amortization of goodwill
net of related tax effects	—	—	1,208

Net loss - Pro forma	$(2,637)	$(13,555)	$(2,956)

Net loss per share:
As reported - Basic	$(0.32)	$(1.66)	$(0.52)
Pro forma - Basic	$(0.32)	$(1.66)	$(0.37)
As reported - Diluted	$(0.32)	$(1.66)	$(0.52)
Pro forma - Diluted	$(0.32)	$(1.66)	$(0.37)

At December 31, 2003, we had net goodwill of $6.1 million compared to $5.8 million at December 31, 2002. The increase in goodwill during 2003 is the result of the translation impact ($331) on foreign denominated goodwill balances. This increase was offset by a $110 reduction in goodwill resulting from the utilization of pre-acquisition deferred tax assets of CyberOptics UK, Ltd. We completed our annual test for goodwill impairment as of December 31, 2003 and 2002. Our methodology for estimating fair value included utilizing several valuation methodologies, including consideration of our market capitalization and discounted cash flows, in determining a reasonable valuation. The result of the tests performed indicates goodwill was not impaired as of December 31, 2003 or December 31, 2002. Accordingly, no impairment charge has been recognized.

NOTE 4 — TECHNOLOGY TRANSFER AND LICENSE AGREEMENT

In March 2003, we transferred to the Optical Gaging Products Division of Quality Vision International, Inc. (QVI) the rights and technology necessary to manufacture our Digital Range Sensors (DRS). In addition, we granted QVI a non-exclusive license to the intellectual property associated with this product line and sold a portion of our inventory as part of this transaction. QVI had been the primary customer for DRS sensors prior to this agreement as part of a separate 1999 agreement. As part of the agreement, QVI paid a one-time technology transfer fee of $750 and a pre-paid non-refundable royalty fee covering a specified number of sensors built by OGP for a period of five years from the effective date of the contract. As a result of this transaction, we recorded a $645 gain in the three month period ended March 31, 2003.

NOTE 5 — RESTRUCTURING AND SEVERANCE COSTS

We have implemented a series of workforce reductions over the past three years, closed our facility in California, downsized other facilities and made other reductions in discretionary spending designed to reduce the losses and negative cash flow resulting from the severe decline in our revenues caused by the depressed capital equipment markets for suppliers to electronics manufacturing. In addition, we are in the process of implementing a planned consolidation of UK R&D operations to our Minneapolis headquarters.

In April 2001, we incurred approximately $250 of severance related costs associated with cost reduction measures. In September 2001, the Company incurred approximately $169 of additional severance related costs associated with a second round of 2001 cost reduction measures. A total of 23 and 22 employees were terminated in April and September 2001, respectively. Substantially all of these costs were paid as of December 31, 2001.

In January 2002, we incurred approximately $847 of severance costs associated with cost reduction measures. Cost reduction measures included a workforce reduction, discretionary spending reductions, and the consolidation of semiconductor product manufacturing in Portland, Oregon. Severance costs were associated with a workforce reduction of 22 people. Approximately $655 of these costs were paid as of December 31, 2002. Facility exit and severance costs of $192 were accrued as of December 31, 2002 and all were paid in January 2003.

In June 2002, we incurred approximately $800 of severance and related costs associated with cost reduction measures. Cost reduction measures included a workforce reduction, and discretionary spending reductions. Severance costs were associated with a workforce reduction of 48 people. Approximately $640 of these costs were paid as of December 31, 2002. Severance costs of approximately $160 were accrued as of December 31, 2002, and substantially paid as of June 30, 2003.

In January 2003, we incurred approximately $170 of severance costs and facility closure costs associated with further consolidation of our semiconductor product group from Redwood City, California to Portland, Oregon. Severance costs were associated with a workforce reduction of 5 people. Substantially all of these costs were paid as of March 31, 2003.

In September 2003, we incurred approximately $463 of severance and costs associated with restructuring measures. Cost reduction measures included workforce reductions associated with downsizing direct sales and marketing resources in North America and Europe, the intended consolidation of UK R&D operations into our Minneapolis headquarters and other general cost reduction measures. Severance costs were associated with a planned workforce reduction of 20 people. Of these costs, approximately $283 were paid as of December 31, 2003. Severance and associated costs of $180 were accrued as of December 31, 2003. Remaining costs will be paid during the first nine months of 2004.

In December 2003, we completed the buy-out of our UK facility lease effective in the first quarter of 2004. Following this buyout, we signed a new lease for less space in the same facility. The cost of the buy-out, paid in December 2003, was approximately $219. In addition, during December 2003 we permanently vacated approximately 18,000 square feet of our primary Minneapolis facility and recorded a restructure charge of approximately $390 for future lease payments (reduced for estimated sub-lease income of approximately $201) and related costs.

Changes to the restructuring liability accounts included the following (in thousands):

	Employee Termination Benefits	Lease Commitment Costs	Other	Total

Restructuring liability,
December 31, 2001	$—	$—	$—	$—
Initial expense and accrual	1,362	250	35	1,647
Cash payments	(1,214)	(62)	(19)	(1,295)

Restructuring liability,
December 31, 2002	148	188	16	352
Initial expense and accrual	541	694	7	1,242
Cash payments	(509)	(510)	(23)	(1,042)

Restructuring liability,
December 31, 2003	$180	$372	$—	$552

NOTE 6 — INCOME TAXES

The Provision for Income Taxes Consists of the Following:

	2003	2002	2001
Current:
Federal	$—	$(3,774)	$(1,408)
State	—	8	8
Foreign	214	23	11
Deferred:
Federal	—	2,220	(1,548)
State	—	293	(138)
Foreign	—	206	—

	$214	$(1,024)	$(3,075)

A Reconciliation of the Statutory Rate to the Effective Income Tax Rate is as Follows:

	2003	2002	2001
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net
of federal benefit	3.3	3.5	3.2
FSC benefit	—	—	10.7
R&E credit	3.6	0.6	3.6
Foreign rate difference	(1.9)	0.2	(0.9)
Valuation allowance	(45.1)	(29.7)	(3.6)
Non-deductible goodwill	—	—	(4.0)
Other, net	(2.7)	(1.6)	(0.5)

Effective rate	(8.8%)	7.0%	42.5%

Deferred Tax Assets (Liabilities) Consist of the Following:

December 31,	2003	2002
Current deferred tax assets (liabilities):
Inventory allowances	$834	$1,035
Vacation accrual	101	85
Accounts receivable
allowances	125	92
Warranty accrual	119	175
Deferred Revenue	316	157
Other, net	314	208

Sub-total	1,809	1,752
Valuation allowance	(1,809)	(1,752)

Total	—	—

Non-current deferred tax assets (liabilities):
Fixed asset and intangible amortization, net	851	259
Write down of equity investment	—	70
Tax credits	1,649	1,600
Net operating loss
carryforwards	3,408	2,943

Sub-Total	5,908	4,872
Valuation allowance	(5,908)	(4,872)

Total	—	—

Net deferred tax asset	$—	$—

During the third quarter of 2002, we concluded that a valuation allowance against all of our deferred tax assets was appropriate due to cumulative U.S. losses we had incurred over the prior three years, continued operating losses and full utilization of our loss carryback potential in 2002. A deferred tax asset generally represents future tax benefits to be received when certain expenses and losses previously recognized in our U.S. GAAP-based financial statements become deductible under applicable income tax laws. Consequently, realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied. During the year ended December 31, 2002, we reduced our effective tax rate to reflect only the current benefit resulting from the ability to carry-back losses to prior periods and recorded a valuation allowance against deferred tax assets..

During the year ended December 31, 2003, we have continued to provide a full valuation allowance against future tax benefits produced by our U.S. based operating results. We do not expect to record tax expense or benefit on U.S. based operating results until we are consistently profitable on a quarterly basis. At that time, the valuation allowance will be reassessed and could be eliminated, resulting in the recognition of deferred taxes. Tax expense of $214 recorded during the year ended December 31, 2003, relates to income generated by foreign subsidiaries.

Net operating loss carryforwards at December 31, 2003, included approximately $2,158, relating to losses incurred in the UK by CyberOptics UK, Ltd. a development stage company acquired in 1999. The utilization of net operating loss carryforwards is dependent on CyberOptics UK’s ability to generate sufficient UK taxable income during the carryforward period. Because of uncertainty as to future realization of the benefit associated with this net operating loss, a valuation allowance equal to the related deferred tax asset has been recorded and will continue to be evaluated discretely from U.S. based deferred tax assets. Approximately $900 of the deferred tax asset related to net operating loss carryforwards relates to pre-acquisition losses and would be recorded as an adjustment to the opening balance sheet, primarily goodwill, if the valuation allowance is reversed.

Cash payments for income taxes for the years ended December 31, 2003, 2002 and 2001, were approximately, $82, $86 and $725, respectively.

NOTE 7 — OPERATING LEASES

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

Total rent expense for the years ended December 31, 2003, 2002 and 2001, was approximately, $1,279, $1,368 and $1,369, respectively.

At December 31, 2003, the future minimum lease payments required under non-cancelable operating lease agreements, are as follows:

Year ending December 31,
2004	$ 1,088
2005	1,063
2006	437
2007	46
2008	—
Thereafter	—

Total	$ 2,634

During December 2003, we negotiated a buy-out of our remaining lease obligation through 2013 for our UK facility for approximately $200. The above amounts for our primary US facility represent anticipated cash payments under the terms of our lease. We have vacated a portion of this facility and are pursuing a sub-lease arrangement. In addition, we have recorded a 2003 restructure charge for approximately $335 related to anticipated lease payments.

NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the U.K. These currency swap agreements are structured to mature on or about the last day of each quarter and are designated as cash flow hedges. At December 31, 2003, we had one open swap agreement that was purchased on that date. As a result, there were no unrealized gains or losses as of December 31, 2003. During year ended December 31, 2003, we recognized a net loss of approximately $591 from the settlement of foreign currency swap agreements that offset the $422 translation gain on the underlying inter-company balance.

Our foreign currency swap agreements contain credit risk to the extent that its bank counter-parties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counter-parties to major financial institutions. Management does not expect material losses as a result of defaults by other parties.

NOTE 9 — STOCKHOLDERS’ EQUITY

In October 2002, our Board of Directors authorized the repurchase of up to 1,000,000 shares of common stock. During the year ended December 31, 2002, approximately 30,000 shares were repurchased at an average price of approximately $5.76 per share under the authorization. During the year ended December 31, 2003, an additional 19,000 shares were repurchased at an average price of approximately $4.76 per share. The authorization expired in October 2003.

NOTE 10 — BENEFIT PLANS

Stock Option Plan
We have three stock option plans which have 1,785,531 shares of common stock reserved in the aggregate for issuance to employees, directors, officers and others. In addition, there are 220,435 shares reserved, and included in the following summaries that are not part of the three stock option plans. Reserved shares underlying canceled options are available for future grant under all plans. Options are granted at an option price per share equal to or greater than the market value at the date of grant. Generally, options granted to employees vest over a four-year period and expire five, seven or ten years after the date of grant. The plans allow for option holders to tender shares of the Company’s common stock as consideration for the option price provided that the tendered shares have been held by the option holder at least 6 months.

The following is a summary of stock option plan activity:

Shares	2003	2002	2001
Granted	202,200	417,150	344,275
Exercised	(49,130)	(22,211)	(136,937)
Forfeited	(232,914)	(209,634)	(154,772)
December 31:
Outstanding	1,531,567	1,611,411	1,426,106
Exercisable	1,044,513	923,979	718,242
Weighted average exercise price per share	2003	2002	2001
Granted	$8.32	$11.12	$11.90
Exercised	6.36	12.93	7.96
Forfeited	13.33	14.88	17.11
December 31:
Outstanding	12.51	12.93	13.70
Exercisable	12.50	12.71	12.58

Stock options outstanding as of December 31, 2003, had a range of exercise prices of $2.23 to $36.87 and a weighted average remaining contractual life of approximately 3.45 years

The following is a summary of outstanding options as of December 31, 2003:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Life

Less than $7.00	183,300	89,800	4.64 years
$7.00 to $9.99	196,945	191,820	0.45 years
$10.00 to $19.99	967,010	616,633	4.13 years
$20.00 to $29.99	146,712	116,810	1.99 years
Over $30.00	37,600	29,450	1.50 years

Total	1,531,567	1,044,513

The weighted-average grant-date fair value of options granted during 2003, 2002 and 2001 was $5.16, $6.88 and $6.41, respectively. The weighted-average grant-date fair value of options was determined by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions (see Note 1 for pro forma statement of operations):

	2003	2002	2001
Risk-free interest rates	2.79%	4.10%	4.72%
Expected life	4 years	4 years	4 years
Expected volatility	83.68%	81.69%	74.10%
Expected dividends	None	None	None

Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan available to eligible employees. Under terms of the plan, eligible employees may designate from 1 to 10% of their compensation to be withheld through payroll deductions for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. Under the plan, 700,000 shares of common stock have been reserved for issuance. As of December 31, 2003, 498,826 shares have been issued under this plan.

401(k) Plan
We have a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code (the Code), whereby eligible employees may contribute a portion of their earnings, not to exceed annual amounts allowed under the Code. In addition, the Company may also make contributions at the discretion of the Board of Directors. In 2003, 2002 and 2001, the Company provided for matching contributions totaling $241, $268, and $328, respectively.

NOTE 11 — BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS

Effective at year-end 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosure about Segments of an Enterprise and Related Information.” SFAS No. 131 requires the management approach in determining business segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. Management has determined that the Company operates its business as one reportable segment — the design, manufacture and sale of optical process control sensors and inspection systems for the electronics and semiconductor capital equipment markets.

Revenues by product line were as follows:

Year ended December 31,	2003	2002	2001

OEM Solutions:
Electronic Assembly Sensors	$16,122	$8,052	$20,245
Semiconductor Products	5,550	6,185	6,719
SMT Systems	13,964	10,397	11,482

	$35,636	$24,634	$38,446

The following summarizes certain significant customer information:

	Significant Customer	Revenues	Percentage of Revenues

Year ended December 31, 2003	A	$ 7,157	20%
	B	$ 7,436	21%
Year ended December 31, 2002	A	$ 3,210	13%
	B	$ 3,571	15%
Year ended December 31, 2001	A	$ 8,438	22%
	B	$ 7,046	18%

As of December 31, 2003, accounts receivable from significant customers A and B were $944 and $3,057, respectively. As of December 31, 2002, accounts receivable from significant customers A and B were $690 and $679, respectively.

Export sales amounted to 79%, 67% and 67% of revenues for 2003, 2002 and 2001, respectively. All of the Company’s export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	2003	2002	2001

Americas	$258	$1,311	$1,397
Europe	8,946	6,282	13,069
Asia	18,948	8,778	11,147
Other	38	126	66

	$28,190	$16,497	$25,679

Long-lived assets include equipment and leasehold improvements, intangible and other assets and goodwill attributable to each geographic area’s operations. Long-lived assets at December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001

Long-lived assets:
United States	$6,902	$9,669	$11,676
Europe	3,458	3,341	3,130
Asia and other	27	61	81

Total long-lived assets	$10,387	$13,071	$14,887

NOTE 12 — CONTINGENCIES

In the ordinary course of business, we are a defendant in miscellaneous claims and disputes. While the outcome of these matters cannot be predicted with certainty, management presently believes the disposition of these matters will not have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 13 — RELATED PARTY TRANSACTIONS

In May 2002, we funded a $1.5 million term loan to Avanti Optics Corporation (“Avanti”). Avanti’s chief executive officer was Steven K. Case, Ph. D., who is also the chairman and founder of CyberOptics. The transaction was approved by the Board of CyberOptics without the participation of Dr. Case or any other party who had a material interest in Avanti. We believe the loan was made on terms at least as favorable to us as would have been obtained from an unaffiliated party.

We had previously acquired 19% of the outstanding capital stock of Avanti in 2000 for cash and other assets. Our carrying value for accounting purposes of this investment had been reduced to zero in the first quarter of 2001 by our equity in the losses of Avanti. During 2002, we reduced the carrying value of the term loan by $1,450 (with the charge recorded against other income) to reflect our equity in the cumulative losses of Avanti and to reduce our investment to reflect its net realizable value as of December 31, 2002. In December 2002, we were notified that, as a result of not being able to raise additional third party funding, Avanti decided to cease operations and liquidate its remaining assets. In February 2003, Avanti’s Board of Directors and its significant shareholders passed a resolution to cease business operations. Consequently, all of the Avanti intellectual property rights were transferred to us under the terms of the loan. During 2003, the remaining carrying value of the loan was written off in exchange for the assets we received as a result of the Avanti liquidation.

NOTE 14 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(In thousands, except per share amounts)

2003	March 31 (2)	June 30	Sept. 30 (3)	Dec. 31 (3)

Revenues	$6,425	$7,508	$10,514	$11,189
Gross margin	2,900	3,827	5,414	6,386
Income (loss) from operations	(1,427)	(1,200)	(824)	637
Net income (loss)	(1,482)	(1,258)	(793)	896
Net income (loss) per share - Basic(1)	0.18	(0.15)	(0.10)	0.11
Net income (loss) per share - Diluted(1)	0.18	(0.15)	(0.10)	0.11

2003	March 31 (2)	June 30 (4)	Sept. 30 (5)	Dec. 31

Revenues	$4,532	$5,912	$7,476	$6,714
Gross margin	1,599	2,140	3,313	3,007
Loss from operations	(5,525)	(4,784)	(1,721)	(1,878)
Net loss	(3,202)	(3,292)	(5,395)	(1,666)
Net loss per share - Basic(1)	(0.39)	(0.40)	(0.66)	(0.20)
Net loss per share - Diluted(1)	(0.39)	(0.40)	(0.66)	(0.20)

(1)   The summation of quarterly per share amounts may not equal the calculation for the full year, as each quarterly calculation is performed discretely.
(2)   Includes a pre-tax charge of $170 in 2003 and $847 in 2002 for restructuring and severance costs. Also includes a $645 gain from a technology transfer and license agreement in the first quarter of 2003.
(3)   The three month period ended September 30, 2003 includes a pre-tax charge of $463 for restructuring and severance costs and a charge for $632 for accelerated amortization of intangible assets. The three month period ended December 31, 2003 includes restructuring charges of $609.
(4)   Includes a pre-tax charge of $800 for restructuring and severance costs.
(5)   Includes a charge of approximately $4,076 for establishing a valuation allowance on deferred tax assets.

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and the
Board of Directors of
CyberOptics Corporation

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity, and of cash flows present fairly, in all material respects, the consolidated financial position of CyberOptics Corporation, and its subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of CyberOptics Corporation’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 3 to the consolidated financial statements, in 2002 CyberOptics Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite-lived assets are no longer amortized, but are reviewed at least annually for impairment.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
January 30, 2004

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        NONE.

ITEM 9A.   CONTROLS AND PROCEDURES

a.     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

b.     During the quarter ended December 31, 2003, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information contained under the headings “Proposal I — Election of Directors,” “Information About our Board of Directors and its Committees and Other Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement for its annual meeting of shareholders to be held May 14, 2004 (hereafter, the Proxy Statement), is hereby incorporated by reference.

ITEM 11.   EXECUTIVE COMPENSATION

        The information under the headings “Information About our Board of Directors and its Committees and Other Corporate Governance Matters — Compensation of Directors”, and “Executive Compensation” of the Proxy Statement is hereby incorporated by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information contained under the headings “Executive Compensation — Equity Compensation Plan Information,” and “Shares Outstanding” of the Proxy Statement is hereby incorporated by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information under the headings “Election of Directors — Compensation of Directors”, and “Certain Transactions” of the Proxy Statement is hereby incorporated by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information under the heading “Relationship with Independent Accountants” of the Proxy Statement is hereby incorporated by reference.

PART IV.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)(1)       Financial Statements: See Item 8 to this Form 10-K.

        (a)(2)       Financial Statement Schedule: Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001, and the report of PricewaterhouseCoopers LLP thereon are attached as Item 15(d).

        (a)(3)       LIST OF EXHIBITS

Exhibit Number Description

3.1	Articles of Incorporation of Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the quarterly report on form 10-Q for the quarter ended September 30, 1998).

3.3	Rights Agreement, dated as of December 7, 1998, between the Company and Norwest Bank Minnesota, N.A., as Rights Agent, (incorporated by reference to the Company’s Registration Statement on Form 8-A, dated December 7, 1998).

3.4	First Amendment to the Rights Agreement, dated October 21, 2002, between the Company and Wells Fargo Bank Minnesota, National Association, as successor in interest to Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 2 to the Company’s Form 8-A amendment dated November 4, 2002).

4.1	Restated Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed August 18, 1998 (file no 333-61711)).

4.2	CyberOptics Corporation Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 filed October 30, 1997 (file no 33-39091)).

4.3	CyberOptics Corporation 1998 Stock Incentive Plan, as amended (incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed December 4, 2000 (file no. 333-51200)

4.4	CyberOptics Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1992).

10.1	Settlement Agreement dated as of February 14, 2003 between the Company, Avanti Optics Corporation, and Gyrus Group (incorporated by reference to Exhibit 10.1 to the Company's annual report on Form 10-K for the year ended December 31, 2002).

10.2	Lease Agreement between MEPC American Properties, Inc. and the Company dated September 15, 1995 (incorporated by reference to Exhibit 10 of the Company's Form 10-QSB for the quarter ended September 30, 1995).

*10.3	Retirement Agreement dated September 13, 2002, as amended November 21, 2002, between Steven M. Quist and CyberOptics Corporation (incorporated by reference to Exhibit 10.3 to the Company's annual report on Form 10-K for the year ended December 31, 2002).

*10.4	Independent Contractor — Services Agreement dated October 13, 2002 between the Company and Steven M. Quist (incorporated by reference to Exhibit 10.4 to the Company's annual report on Form 10-K for the year ended December 31, 2002).

*10.5	Letter of engagement dated September 13, 2002 between Kathleen Iverson and the Company (incorporated by reference to Exhibit 10.5 to the Company's annual report on Form 10-K for the year ended December 31, 2002).

21.0	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management Contract or Compensatory Plan or Arrangement

        (b)       REPORTS ON FORM 8-K

— Form 8-K – CyberOptics Corporation published press release reporting third quarter and nine month 2003 operating results (10/30/03).

        (d)       FINANCIAL STATEMENT SCHEDULES:

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and
Board of Directors of
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

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
January 30, 2004

SCHEDULE II

CYBEROPTICS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at end of Period

Allowance for doubtful accounts:
Year ended December 31, 2003	$251,000	$132,000	$(43,000)	$340,000
Year ended December 31, 2002	$192,000	$96,000	$(37,000)	$251,000
Year ended December 31, 2001	$158,000	$42,000	$(8,000)	$192,000

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at end of Period

Allowance for obsolete inventory:
Year ended December 31, 2003	$2,477,000	$116,000	$(1,037,000)	$1,556,000
Year ended December 31, 2002	$1,431,000	$1,621,000	$(575,000)	$2,477,000
Year ended December 31, 2001	$497,000	$1,058,000	$(124,000)	$1,431,000

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBEROPTICS CORPORATION
/s/ KATHLEEN P. IVERSON

By Kathleen P. Iverson, President and CEO

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ KATHLEEN P. IVERSON	Director and CEO	March 24, 2004
(Principal Executive Officer)
Kathleen P. Iverson

/s/ STEVEN K. CASE Steven K. Case	Chairman and Director	March 24, 2004

/s/ STEVEN M. QUIST Steven M. Quist	Director	March __, 2004

/s/ ALEX B. CIMOCHOWSKI Alex B. Cimochowski	Director	March 25, 2004

/s/ MICHAEL M. SELZER, JR. Michael M. Selzer, Jr.	Director	March 23, 2004

/s/ IRENE M. QUALTERS Irene M. Qualters	Director	March 23, 2004

/s/ ERWIN A. KELEN Erwin A. Kelen	Director	March __, 2004

/s/ SCOTT G. LARSON Scott G. Larson	Vice President and CFO (Principal Financial Officer) and Principal Accounting Officer)	March 24, 2004