Form 10-Q
period 2004-03-31
CYBEROPTICS CORP
filed 2004-05-17
CIK 768411

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

At May 14, 2004, there were 8,482,869 shares of the registrant's Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CYBEROPTICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2004 (Unaudited)	DEC. 31, 2003

ASSETS

Cash and cash equivalents	$12,651	$11,354
Marketable securities	8,842	9,066
Accounts receivable, net	8,807	7,773
Inventories	5,264	4,522
Other current assets	505	422

Total current assets	36,069	33,137

Marketable securities	6,068	4,402
Equipment and leasehold improvements, net	1,163	1,333
Intangible and other assets, net	2,725	2,998
Goodwill, net	6,191	6,056

Total assets	$52,216	$47,926

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$3,286	$3,101
Accrued expenses	3,532	3,073

Total current liabilities	6,818	6,174

Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value, 5,000 shares
authorized, none outstanding
Common stock, no par value, 37,500 shares
authorized, 8,420 and 8,291 shares issued
and outstanding, respectively	43,423	42,415
Retained (deficit) earnings	2,449	(237)
Accumulated other comprehensive loss	(474)	(426)

Total stockholders' equity	45,398	41,752

Total liabilities and stockholders' equity	$52,216	$47,926

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CYBEROPTICS CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	THREE MONTHS ENDED MARCH 31,
	2004	2003

Revenues	$12,690	$6,425
Cost of revenues	5,280	3,525

Gross margin	7,410	2,900
Research and development expenses	1,762	1,740
Selling, general and administrative expenses	2,835	2,782
Restructuring and severance costs	—	170
Gain from technology transfer and license	—	(645)
Amortization of intangibles	230	280

Income (loss) from operations	2,583	(1,427)
Interest income and other	128	5

Income (loss) before income taxes	2,711	(1,422)
Income tax provision	25	60

Net Income (loss)	$2,686	($1,482)

Net income (loss) per share - Basic	$0.32	($ 0.18)
Net income (loss) per share - Diluted	$0.31	($ 0.18)

Weighted average shares outstanding - Basic	8,344	8,190
Weighted average shares outstanding - Diluted	8,715	8,190

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CYBEROPTICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	THREE MONTHS ENDED MARCH 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$2,686	($ 1,482)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation and amortization	591	808
Gain from technology transfer and license	—	(645)
Provision for losses on inventories	36	105
Provision for doubtful accounts	34	25
Changes in operating assets and liabilities:
Accounts receivable	(1,068)	137
Inventories	(838)	891
Other current assets	(266)	154
Accounts payable	185	(158)
Income taxes receivable	—	(70)
Accrued expenses	459	(207)

Net cash provided (used)
by operating activities	1,819	(442)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of marketable securities	5,741	1,454
Purchases of marketable securities	(7,183)	(5,514)
Proceeds from technology transfer and license	—	750
Additions to equipment and leasehold improvements	(73)	(113)
Additions to patents	(15)	(36)

Net cash used in
investing activities	(1,530)	(3,459)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,008	—

Net cash provided by financing
activities	1,008	—

Increase (decrease) in cash and cash equivalents	1,297	(3,901)
Cash and cash equivalents - beginning
of period	11,354	11,009

Cash and cash equivalents - end of period	$12,651	$7,108

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CYBEROPTICS CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM REPORTING:

The interim consolidated financial statements presented herein as of March 31, 2004, and for the three month periods ended March 31, 2004 and 2003, are unaudited; however, in our opinion, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three month period ended March 31, 2004, do not necessarily indicate the results to be expected for the full year. The December 31, 2003, consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

2. ACCOUNTING FOR STOCK-BASED COMPENSATION:

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure — an amendment of FASB Statement No. 123”. We intend to continue to account for stock-based compensation to our employees and directors using the intrinsic value method prescribed by APB Opinion No. 25. We have adopted the disclosure requirements of SFAS No. 148 in these notes to the consolidated financial statements.

As permitted by SFAS No. 123, “Accounting for Stock Based Compensation”, we continue to measure compensation cost for our stock incentive and option plans using the intrinsic value method of accounting. Had we used the fair value method of accounting for our stock option and incentive plans and charged compensation costs against income over the vesting period, net income and net income per share for the three months ended March 31, 2004 and 2003 would have been reduced to the following pro forma amounts (In thousands):

	2004	2003

Net Income (loss) as reported	$2,686	$(1,482)
Add: Stock-based compensation
expense included in net income,
net of related tax effects	—	—

Deduct: Total stock-based compensation
expense determined under fair value,
net of related tax	(426)	(568)

Net income (loss) - Pro forma	$2,260	$(2,050)

Net income (loss) per share:
As reported - Basic	$0.32	$(0.18)
Pro forma - Basic	$0.27	$(0.25)

As reported - Diluted	$0.31	$(0.18)
Pro forma - Diluted	$0.26	$(0.25)

No tax benefit provision was applied to the fair value expense calculated under SFAS No. 123 due to establishing valuation allowances on deferred tax assets during the three month period ended September 30, 2002. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience.

3. CERTAIN BALANCE SHEET COMPONENTS (IN THOUSANDS):

Inventories consisted of the following:

	March 31, 2004	December 31, 2003

Raw materials	$3,466	$3,614
Work in process	931	503
Finished goods	2,348	1,961

Allowance for obsolescence	(1,481)	(1,556)

Total inventories	$5,264	$4,522

Intangible and other assets include the following:

	March 31, 2004	December 31, 2003

Gross intangibles:
Developed technology	$7,275	$7,275
Patents and trademarks	1,726	1,712
Customer Base	280	280

	9,281	9,267

Accumulated amortization	(6,556)	(6,269)

Total intangibles
and other assets, net	$2,725	$2,998

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

Three months ended March 31,	2004	2003

Balance at the beginning of period	$325	$400
Accruals for Warranties	110	44
Settlements made during the period	(61)	(77)

Balance at the end of period	$374	$367

4. GEOGRAPHIC REVENUE INFORMATION:

Export sales for the three months ended March 31, 2004 and the three months ended March 31, 2003 amounted to 81% and 75% of revenues, respectively. All or our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows (In thousands):

	Three Months Ended March 31,
	2004	2003

Americas	$52	$28
Europe	3,609	2,071
Asia	6,562	2,718
Other	11	9

Total export sales	$10,234	$4,826

5. NET INCOME (LOSS) PER SHARE:

Basic net income (loss) per share has been computed using the weighted average number of shares outstanding during the period presented. The diluted net income per share includes the effect of common stock equivalents for each period. The number of shares utilized in the denominator of the diluted net income per share computation has been increased from the number of shares used in computing basic net income per share by 371,000 equivalent shares for the three months ended March 31, 2004. The shares used in the basic and diluted net (loss) per share computation for the three months ended March 31, 2003 are the same, as additional shares in the denominator would be anti-dilutive due to our net loss. Weighted average shares for which the option price exceeds the average market price were 336,000 and 1,572,000 for the three month periods ended March 31, 2004 and 2003, respectively.

6. COMPREHENSIVE INCOME (LOSS):

Statement of Financial Accounting Standards No. 130 requires that unrealized gains and losses on our available-for-sale marketable securities and certain foreign currency translation adjustments be included as a component of other comprehensive income.

During the three month periods ended March 31, 2004 and 2003, total comprehensive income (loss) amounted to $2,638,000 and ($1,490,000), respectively. Accumulated other comprehensive loss at March 31, 2004 and December 31, 2003 was ($474,000) and ($426,000), respectively.

6. INCOME TAXES:

In the third quarter of fiscal 2002, we recorded a full valuation allowance against our deferred tax assets. Our decision to record this valuation allowance was based on the cumulative losses we had incurred over the three years prior to that date, the fact that we were continuing to generate operating losses and that we fully utilized our loss carryback potential in 2002. From the third quarter of fiscal 2002 to date, we have continued to provide a full valuation allowance against all future tax benefits produced by our operating results. We assess the realizability of our deferred tax assets and the need for this valuation allowance based on Statement of Financial Accounting Standards No. 109. We expect to continue to provide a full valuation allowance (financial statements will not reflect a tax provision on U.S. based income or benefit on U.S. based losses) until we can sustain a level of profitability that demonstrates our ability to utilize these assets. At that time, the valuation allowance will be reassessed, and could be eliminated, resulting in recognition of deferred taxes. We will continue to record a tax provision related to foreign operating results.

During the three month periods ended March 31, 2004 and 2003, we have continued to provide a full valuation allowance against future tax provisions and benefits produced by our U.S. based operating results. Tax expense of $25,000 and $60,000 recorded during the three months ended March 31, 2004 and 2003 relates to income generated by foreign subsidiaries.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature on the last day of each quarter and are designated as cash flow hedges. At March 31, 2004, CyberOptics had one open swap agreement that was purchased on that date. As a result, there were no material unrealized gains or losses as of March 31, 2004. During the three months ended March 31, 2004 we recognized a net loss of approximately $159,000 from the settlement of foreign currency swap agreements which offset the approximately $185,000 translation gain on the underlying inter-company balance.

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

During 2002 and 2003 we implemented a series of workforce reductions, closed our facilities in California, downsized other facilities and made other reductions in discretionary spending designed to reduce our overall fixed cost structure. The following table reports the activity and ending balance related to accruals established for these restructuring actions (In thousands).

	Employee Termination Benefits	Lease Commitment Costs	Other	Total

Restructuring liability, December 31, 2002	$148	$188	$16	$352
Initial expense and accrual	541	694	7	1,242
Cash payments	(509)	(510)	(23)	(1,042)

Restructuring liability, December 31, 2003	180	372	—	552
Initial expense and accrual	—	—	—	—
Cash payments	(41)	(58)	—	(99)

Restructuring liability, March 31, 2004
	$139	$314	—	$453

We expect cash to be paid for employee termination costs by September 30, 2004. Cash payments for lease termination costs are expected to be made through the term of our lease, which expires in May 2006.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS:

The following is management’s discussion and analysis of certain significant factors that have affected our results and financial position during the periods included in the accompanying financial statements or that could have an impact on future results. This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003 and our interim consolidated financial statements and associated notes.

The following Management’s Discussion and Analysis contains “forward looking statements”within the meaning of federal securities laws which represent our expectations or beliefs relating to future events, including statements regarding trends in the industries in which we function, levels of orders, research and development expenses, taxation levels, the sufficiency of cash to meet operating and capital expenses and the ability to continue to price foreign transactions in U.S. currency. Our actual results may vary from these expectations because of a number of factors that affect our business, the most important of which include the following:

•	We operate in a very cyclical market — the electronics capital equipment market. We have been unable to predict with accuracy the timing of periodic downturns in this market. Further, because we sell to manufacturers (both OEM manufacturers of production equipment and end-user circuit board assembly companies) in the market and do not have immediate access to trends in their sales, it has been difficult for us to predict the affect of these downturns on our sales, which typically lag general market conditions by several months. These downturns, particularly the severe downturn in electronics production markets from 2001 through 2003, have severely affected our operations, necessitating a series of reductions in workforce and expenses, and generating several years of unprofitable operations. We may be unable to foresee additional changes in these markets before they affect our operations in the future.

•	Our operations and markets could be negatively affected by world events that effect economies and commerce in countries, such as China and Japan, in which we do business, including any additional outbreaks of infectious disease such as SARS.

•	We have been dependent on two original equipment manufacturer customers for a large portion of our revenue (41%, 28% and 40% of revenues in 2003, 2002 and 2001, respectively). Our operations were significantly negatively affected by reduced order rates from these two customers during the past two years, and have been favorably impacted by increased order rates in the past three quarters. If these customers are unsuccessful selling the products into which our sensors are incorporated, design their products to function without our sensors, purchase sensors from other suppliers, or otherwise terminate their relationships with us, our results of operations would be significantly negatively affected.

•	We generate more than half of our revenue (approximately 81% in the first quarter of 2004 and 79% in fiscal 2003) from export sales. Our export sales are subject to many of the risks of international operations, including changes in economic and business climate in foreign countries that affect the business health of our customers, changes in exchange rates that affect the willingness of customers to purchase our products, different laws that may affect our ability to protect our intellectual property, and the expense of long-distance commerce.

•	Our current products, as well as the products we have under development, are designed to operate with the technology we believe currently exists or may exist for electronic components and printed circuit boards. The technology for these components changes rapidly and if we incorrectly anticipate technology developments, or have inadequate resources to develop our products to deal with changes in technology, our products could become obsolete.

•	Our electronic assembly sensor products compete with products made by larger machine vision companies, other optical sensor companies, and by solutions internally developed by our customers.

•	The electronics capital equipment market for surface mount technologies is becoming more mature, resulting in increased price pressure on suppliers of equipment. Consequently, our electronic assembly system and sensor products may become subject to increased levels of price competition and competition from other technologies.

•	We use a different distribution network to sell our end-user systems products, such as the SE 300, and generate lower margins from these products, than the distribution system and margins from our electronic assembly sensor products. To the extent our end-user systems constitute a larger portion of our business, our profitability may be affected.

•	We compete with large multinational systems companies in sales of end-user systems products, many of which are able to take advantage of greater financial resources and larger sales distribution networks.

•	We compete in large part based on the technology we have developed and our success will depend in part on how successful we are in protecting that technology and enforcing our technology rights in the United States and other countries.

•	We use outside contractors to manufacture the components used in many of our products and some of the components we order require significant lead times that could affect our ability to sell our products if not available. In addition, if these components do not meet stringent quality requirements or become subject to obsolescence, there could be delays in product availability, and we could be required to make significant investments in designing replacement components.

•	We plan to introduce a number of new products during fiscal 2004 and if those introductions are delayed, our revenue and profitability could be negatively affected. In particular, we are currently devoting significant resources to complete development and commence sale of our embedded process verification (EPV) products. These products have yet to generate substantial commercial sales.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

The preparation of the financial information contained in this Form 10-Q requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates on an ongoing basis, including those related to allowances for doubtful accounts, for warranty expense, and for obsolete inventory, the carrying value and any impairment of intangible assets, and the valuation allowance for deferred tax assets. These critical accounting policies are discussed in more detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS:

General

Consistent with the strength of the recovery in the global electronics market, all components of our operations performed at a higher level in the quarter ended March 31, 2004. Sales of electronic assembly sensors to OEMs of robotic assembly equipment grew significantly, and revenues from shipments of SMT inspection systems primarily to Asian outsourcing manufacturers exceeded planned levels. In addition, we experienced sales growth in our semiconductor products, particularly in the area of reflective wafer mapping sensors. Overall, our revenues increased 98% in the quarter ended March 31, 2004 compared to the same quarter in 2003, and our earnings, which benefited from the streamlined cost structure established through several work reductions and restructuring over the past few years, increased from a net loss of $1.5 million in the first quarter of 2003 to net income of $2.7 million in 2004.

Revenues

The following table sets forth revenues by product line for the periods indicated (in Thousands):

	Three months ended March 31,
	2004	2003

OEM Solutions:
Electronic Assembly Sensors (EAS)
Products	$7,293	$2,550
Semiconductor Products	1,939	1,394
End-User Systems Products	3,458	2,481

Total	$12,690	$6,425

Our revenues from EAS products increased 186% during the three months ended March 31, 2004 from the three months ended March 31, 2003 and also reflect a 30% increase from revenue levels during the quarter ended December 31, 2003. These increased revenues reflect increased order rates from our two largest EAS customers. During the three months ended March 31, 2004, revenues from EAS products, primarily LaserAlign sensors, were positively impacted by improved market conditions in the worldwide market for SMT capital equipment and the introduction of two new sensors for one of our large OEM customers. These sensors were designed for the latest generation pick-and -place machine of this customer, which was introduced during 2003. The Company’s two largest EAS customers accounted for approximately 50% of total revenues for the three months ended March 31, 2004, and 33% of revenues for the comparable period in 2003. We also generated approximately $480,000 of revenue in the first quarter of 2004 from a last time purchase of Laser Lead Locators, a sensor that we have ceased manufacturing.

Our revenues from sales of semiconductor product increased 39% during the three months ended March 31, 2004 from the three months ended March 31, 2003 and 33% from the quarter ended December 31, 2003. This increase in revenue during 2004 from 2003 is primarily due to improved market conditions in the semiconductor capital equipment market, which began in late 2003. This trend is consistent with the growth in the overall electronics capital equipment market and resulted in increased sales of our wafer mapping products, which represented approximately 52% and 26% of semiconductor product sales during the three month period ended March 31, 2004 and 2003, respectively.

Our revenues from sales of end-user systems increased 39% during the three months ended March 31, 2004 from the three months ended March 31, 2003, but decreased 17% from the quarter ended December 31, 2003. These revenue increases are the result of improved market conditions in the SMT capital equipment markets and continued success in selling inspection systems to many of the large manufacturers of circuit boards, particularly in Asia. A large portion of the worldwide production capacity for printed circuit boards is being added in China, and we have been successful in selling inspection systems to new and existing customers in that region. We are planning to open a sales office in China in late 2004 to further pursue opportunities in that market. Also, during the fourth quarter of 2003 and the first quarter of 2004, we shipped SE 300systems for a large order that has not been reflected in revenue due to pending customer acceptance and we also recently received a sizable order for our KS line of automated optical inspection systems. We expect to recognize revenue for these systems in the third quarter of 2004.

International revenues comprised approximately 81% and 75% of total revenues during the three month periods ended March 31, 2004 and 2003, respectively. The international markets in Asia, Japan and Europe account for a significant portion of the capital equipment market for the manufacture of electronics, the primary market for our EAS sensors and End-User systems product lines. Revenues generated from products used primarily for SMT electronic assembly production (revenues from OEM sensors and End-User systems) were approximately 85% and 78% of revenues for the three month periods ended March 31, 2004 and 2003, respectively.

Gross Margin

Gross margin for the three months ended March 31, 2004 increased as a percent of revenues to 58% compared to 45% during the three months ended March 31, 2003. Gross margin is highly dependent on the level of revenues and resulting production levels over which to spread fixed manufacturing costs such as facilities and other compensation and non-compensation expenses that do not vary with activity levels. In addition, with higher production volumes, manufacturing processes become more efficient and reduce the overall cost of producing products for sale. Revenue levels were 98% higher in the three month period ended March 31, 2004 than during the same period in 2003, and consequently, gross margins were favorably impacted. In addition, increased revenues from EAS sensors and semiconductor products, which carry higher margins than systems products, and revenues from the last time purchase of a high margin sensor in the three months ended March 31, 2004 contributed to higher gross margins. We expect that strong sales of EAS sensors and strong overall revenue will allow us to maintain margin levels at least through the second quarter of 2004.

Research and Development

Research and development expenses increased 1% to $1.8 million during the three months ended March 31, 2004 from the three months ended March 31, 2003. As a percentage of revenue, research and development expenses decreased to 14% during the three months ended March 31, 2004 from 27% during the comparable period in 2003. As a percentage of revenue, the level of investment in research and development expense was maintained at a relatively high level during 2002 and 2003, as we continued to fund new product development on important new products even as revenues levels declined. The dollar investment in research and development has remained relatively constant on a quarterly basis during 2003 and the first quarter of 2004, which we expect to continue for 2004. However, we will continue to evaluate new investment opportunities and could decide to increase research and development investment levels in order to accelerate completion of current projects and or add new product development initiatives to those currently planned.

Research and development expenses during the three months ended March 31, 2004 were primarily focused on initial development activities for several new sensor products, including the new Embedded Process Verification sensor family (EPV), continued development of the SE and KS series inspection systems, next generation LaserAlign products and other new sensors for the SMT and Semiconductor markets. Customer funded research and development is recognized as a reduction of research and development expense. During the three months ended March 31, 2004, there was no customer funded research and development recognized as a reduction of research and development expense compared to $14,000 during the three months ended March 31, 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 2% to $2.8 million during the three month period ended March 31, 2004 compared to the three months ended March 31, 2003. As a percentage of revenue, selling, general and administrative expenses decreased to 22% during the three month period ended March 31, 2004 from 43% in 2003. The increase in selling, general and administrative expense is primarily the result of additional investments in sales and marketing, primarily in Asia, and other variable costs associated with supporting a growing revenue base, offset somewhat by cost reduction measures implemented during the third quarter of 2003.

Restructuring and Severance Costs

During 2001, 2002 and 2003, we have implemented a series of workforce reductions, closed our facility in California, downsized other facilities and made other reductions in discretionary spending designed to reduce our overall fixed cost structure. In January 2003, we incurred approximately $170,000 of severance costs and facility closure costs associated with further consolidation of our semiconductor product group from Redwood City, California to Portland, Oregon. Severance costs were associated with a workforce reduction of 5 people. Substantially all of these costs were paid as of March 31, 2003.

Gain from Technology Transfer and License

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

Amortization of Goodwill and Intangible Assets

Amortization of acquired intangible assets was approximately $230,000 during the three month periods ended March 31, 2004 compared to approximately $280,000 during the three month period ended March 31, 2003. The decrease in amortization during the first three months of 2004 compared to the same period in 2003 was due to the acceleration of amortization of certain intangible assets established as the result of the acquisition of HAMA Laboratories, Inc. in 1999. The accelerated amortization of $632,000 was recorded in the third quarter of 2003. Amortization is primarily attributable to developed technology, and trademarks resulting from CyberOptics’ acquisition of technology and other assets of Kestra Ltd. and HAMA Laboratories Inc. during the second quarter of 1999 and CyberOptics’acquisition of Imagenation Corporation during the fourth quarter of 2000. Amortization of these acquisition related intangible assets and amortization of patent costs is expected to be approximate $1.1 million in 2004.

Interest and Other

Interest income and other primarily includes interest earned on investments. Interest income remained relatively constant during the three month period ended March 31, 2004 compared to the same period in 2003 as a result of increased investment balances but lower interest rates on invested funds. In addition, during the three months ended March 31, 2003 we incurred foreign currency translation charges and certain other expenses which resulted in reduced interest and other income during this period.

Provision for Income Taxes and Effective Income Tax Rate

In the third quarter of fiscal 2002, we recorded a full valuation allowance against our deferred tax assets. Our decision to record this valuation allowance was based on the cumulative losses we had incurred over the three years prior to that date, the fact that we were continuing to generate operating losses and that we fully utilized our loss carryback potential in 2002. From the third quarter of fiscal 2002 to date, we have continued to provide a full valuation allowance against all future tax benefits produced by our operating results. We assess the realizability of our deferred tax assets and the need for this valuation allowance based on Statement of Financial Accounting Standards No. 109. We expect to continue to provide a full valuation allowance (financial statements will not reflect a tax provision on U.S. based income or benefit on U.S. based losses) until we can sustain a level of profitability that demonstrates our ability to utilize these assets. At that time, the valuation allowance will be reassessed, and could be eliminated, resulting in recognition of the value of deferred taxes. We will continue to record a tax provision related to foreign operating results.

During the three month periods ended March 31, 2004 and 2003, we have continued to provide a full valuation allowance against future tax provisions and benefits produced by our U.S. based operating results. Tax expense of $25,000 and $60,000 recorded during the three months ended March 31, 2004 and 2003 relates to income generated by foreign subsidiaries.

Order Rate and Backlog

Our orders totaled $13.7 million during the three month period ended March 31, 2004 compared to $6.3 million during the three month period ended March 31, 2003. Backlog totaled $7.7 million and $2.6 million at March 31, 2004 and 2003, respectively. The scheduled shipment (or revenue for systems recognized upon acceptance) of the March 31, 2004 backlog is as follows (in thousands):

2nd Quarter 2004	$4,710
3rd Quarter 2004 and after	2,960

Total backlog	$7,670

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased by $1.3 million during the three month period ended March 31, 2004, primarily because of $1.8 million of cash generated from operating activities and $1.0 million of cash generated from financing activities, offset by the purchase of $1.4 million of marketable securities, net of maturities of marketable securities, and the purchase of $88,000 of capital assets. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities and investment of cash balances resulting from those maturities, or from other sources of cash, in additional to marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Our combined balances of cash and marketable securities increased $2.7 million to $27.5 million as of March 31, 2004 from $24.8 million as of December 31, 2003.

We generated $1.8 million of cash from operations during the three months ended March 31, 2004. Cash generated from operations primarily included net income of $2.7 million, which included $661,000 of non-cash expenses for depreciation and amortization, provision for inventory obsolescence and other non-cash items and increases in accounts payable and accrued expenses of $644,000. This cash generated more than offset investments in accounts receivable of $1.1 million, inventory of $838,000 and other assets of $266,000. Increased investment in accounts receivable and inventory is primarily the result of increased revenue levels in 2004. During the three months ended March 31, 2003, we used $442,000 million of cash from operations, primarily due to a net loss of $1.5 million, which included $938,000 of non-cash expenses and a $645,000 gain from a technology transfer and license. The first three months of 2003 also included $747,000 of net cash generated from changes in operating assets.

We used $1.5 million of cash in investing activities during the three months ended March 31, 2004 compared to $3.5 million during the same period in 2003. Changes in the level of investment in marketable securities resulting from the purchases and maturities of those securities used $1.4 million of cash in 2004 and used $4.1 million of cash in 2003. We used approximately $88,000 and $149,000 of cash for the purchase of fixed assets and the acquisition of technology and other intangible assets during the three months ended March 31, 2004 and 2003, respectively. In addition, during the three months ended March 31, 2003, we generated $750,000 of cash from a technology transfer and license agreement.

We generated $1.0 million of cash from financing activities during the three months ended March 31, 2004 and there was no financing activity in the three months ended March 31, 2003. Cash generated from financing activities represents cash from stock option exercises.

We had no material commitments for capital expenditures as of March 31, 2004. While there were no material commitments, we routinely evaluate investment opportunities that come to our attention and could make a significant commitment in the future. Our cash and cash equivalents and investments totaled $27.5 million at March 31, 2004. With this level of cash and cash equivalents and investments, and the fact that we are generating net profits and cash during 2004, we believe that our cash and cash equivalents and investments will be adequate to fund cash flow needs.

At March 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance of special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. There were no significant changes to our contractual obligations during the three months ended March 31, 2004. Purchase commitments for inventory can vary based on the volume of revenue and resulting inventory requirements.

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

ITEM 4 – CONTROLS AND PROCEDURES

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

b.     During the quarter ended March 31, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6 – EXHIBITS AND REPORTS ON 8-K

a.    Exhibits

31.1    Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2    Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002

32    Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.    Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended March 31, 2004.

        –Form 8-K – CyberOptics Corporation published a press release reporting information regarding its preliminary sales results, the level of orders and the anticipated level of restructuring and related charges for the three month period ended December 31, 2003 (1/20/04).

        –Form 8-K – CyberOptics Corporation published a press release reporting its results of operations and financial condition for the three and twelve month periods ended December 31, 2003 and 2002 (2/14/04).

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

Dated: May 17, 2004