Form 10-Q
period 2004-06-30
CYBEROPTICS CORP
filed 2004-08-16
CIK 768411

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
(Issuer’s telephone number)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At August 13, 2004, there were 8,799,980 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CYBEROPTICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2004 (Unaudited)	DEC. 31, 2003

ASSETS
Cash and cash equivalents	$18,160	$11,354
Marketable securities	8,173	9,066
Accounts receivable, net	10,163	7,773
Inventories	5,924	4,522
Other current assets	387	422

Total current assets	42,807	33,137
Marketable securities	6,972	4,402
Equipment and leasehold improvements, net	1,031	1,333
Intangible and other assets, net	2,517	2,998
Goodwill, net	6,056	6,056

Total assets	$59,383	$47,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,507	$3,101
Advance customer payments	1,070	—
Accrued expenses	3,800	3,073

Total current liabilities	7,377	6,174
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 5,000 shares
authorized, none outstanding
Common stock, no par value, 37,500 shares
authorized, 8,726 and 8,291 shares issued
and outstanding, respectively	46,693	42,415
Retained (deficit) earnings	5,971	(237)
Accumulated other comprehensive loss	(658)	(426)

Total stockholders’ equity	52,006	41,752

Total liabilities and stockholders’ equity	$59,383	$47,926

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CYBEROPTICS CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	THREE MONTHS ENDED JUNE 30,
	2004	2003

Revenues	$14,734	$7,508
Cost of revenues	5,786	3,681

Gross margin	8,948	3,827
Research and development expenses	1,939	1,860
Selling, general and administrative expenses	3,235	2,886
Restructuring and severance costs	38	—
Amortization of intangibles	227	281

Income (loss) from operations	3,509	(1,200)
Interest income and other	38	71

Income (loss) before income taxes	3,547	(1,129)
Income tax provision	25	129

Net income (loss)	$3,522	($ 1,258)

Net income (loss) per share – Basic	$0.41	($ 0.15)
Net income (loss) per share – Diluted	$0.39	($ 0.15)

Weighted average shares outstanding – Basic	8,547	8,180
Weighted average shares outstanding – Diluted	9,063	8,180

	SIX MONTHS ENDED JUNE 30,
	2004	2003

Revenues	$27,424	$13,933
Cost of revenues	11,066	7,206

Gross margin	16,358	6,727
Research and development expenses	3,701	3,600
Selling, general and administrative expenses	6,070	5,668
Restructuring and severance costs	38	170
Gain from technology transfer and license	—	(645)
Amortization of intangibles	457	561

Income (loss) from operations	6,092	(2,627)
Interest income and other	166	76

Income (loss) before income taxes	6,258	(2,551)
Income tax provision	50	189

Net income (loss)	$6,208	($ 2,740)

Net income (loss) per share – Basic	$0.73	($ 0.34)
Net income (loss) per share – Diluted	$0.70	($ 0.34)

Weighted average shares outstanding – Basic	8,447	8,185
Weighted average shares outstanding – Diluted	8,924	8,185

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CYBEROPTICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	SIX MONTHS ENDED JUNE 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,208	($ 2,740)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation and amortization	1,130	1,576
Gain from technology transfer and license	—	(645)
Provision for losses on inventories	43	61
Provision for doubtful accounts	34	48
Changes in operating assets and liabilities:
Accounts receivable	(2,424)	(1,102)
Inventories	(1,565)	1,494
Other current assets	(197)	138
Accounts payable	(594)	56
Income taxes receivable	—	(58)
Advance customer payments	1,070	—
Accrued expenses	727	(190)

Net cash provided (used)
by operating activities	4,432	(1,362)
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of marketable securities	7,499	4,856
Purchases of marketable securities	(9,176)	(7,520)
Proceeds from technology transfer and license	—	750
Additions to equipment and leasehold improvements	(140)	(172)
Additions to patents	(87)	(76)

Net cash used in
investing activities	(1,904)	(2,162)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	4,278	—
Repurchase of common stock	—	(90)

Net cash provided by financing
activities	4,278	(90)
Increase (decrease) in cash and cash equivalents	6,806	(3,614)
Cash and cash equivalents – beginning
of period	11,354	11,009

Cash and cash equivalents – end of period	$18,160	$7,395

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CYBEROPTICS CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.   INTERIM REPORTING:

The interim consolidated financial statements presented herein as of June 30, 2004, and for the six and three month periods ended June 30, 2004 and 2003, are unaudited; however, in our opinion, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the six and three month period ended June 30, 2004, do not necessarily indicate the results to be expected for the full year. The December 31, 2003, consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

As permitted by SFAS No. 123, “Accounting for Stock Based Compensation”, we continue to measure compensation cost for our stock incentive and option plans using the intrinsic value method of accounting. Had we used the fair value method of accounting for our stock option and incentive plans and charged compensation costs against income over the vesting period, net income and net income per share for the three and six month periods ended June 30, 2004 and 2003 would have been reduced to the following pro forma amounts (In thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income (loss) as reported	$3,522	$(1,258)	$6,208	$(2,740)
Add: Stock-based compensation
expense included in net income,
net of related tax effects	—	—	—	—
Deduct: Total stock-based compensation
expense determined under fair value,
net of related tax effects	(653)	(470)	(1,079)	(1,038)

Net income (loss) – Pro forma	$2,869	$(1,728)	$5,129	$(3,778)

Net income (loss) per share:
As reported – Basic	$0.41	$(0.15)	$0.73	$(0.34)
Pro forma – Basic	$0.34	$(0.21)	$0.61	$(0.46)
As reported – Diluted	$0.39	$(0.15)	$0.70	$(0.34)
Pro forma – Diluted	$0.32	$(0.21)	$0.57	$(0.46)

No tax benefit provision was applied to the fair value expense calculated under SFAS No. 123 due to establishing valuation allowances on deferred tax assets during the three month period ended September 30, 2002. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience.

3.   CERTAIN BALANCE SHEET COMPONENTS:

Inventories consisted of the following (In thousands):

	June 30, 2004	December 31, 2003

Raw materials	$3,467	$3,614
Work in process	815	503
Finished goods	3,017	1,961

Allowance for obsolescence	(1,375)	(1,556)

Total inventories	$5,924	$4,522

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. At the end of each reporting period we revise our estimated warranty liability based on these factors. A reconciliation of the changes in our estimated warranty liability is as follows (In thousands):

Six months ended June 30,	2004	2003

Balance at the beginning of period	$325	$400
Accruals for Warranties	341	99
Settlements made during the period	(193)	(150)

Balance at the end of period	$473	$349

4.   INTANGIBLE ASSETS:

Intangible and other assets include the following (In thousands):

	As of June 30, 2004			As of December 31, 2003

	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net

Developed technology	$7,275	($5,121)	$2,154	$7,275	($4,704)	$2,571
Patents and trademarks	1,800	(1,461)	339	1,712	(1,344)	368
Customer Base	280	(256)	24	280	(221)	59

Total	$9,355	($6,838)	$2,517	$9,267	($6,269)	$2,998

Amortization expense for the three and six month periods ended June 30, 2004 and 2003 is as follows (In thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Developed technology	$207	$261	$417	$521
Patents and trademarks	53	61	116	124
Customer base	17	17	35	35

Total	$277	$339	$568	$680

As required by SFAS 142, we periodically reassess the carrying value, useful lives and classification of identifiable intangible assets, and at December 31, 2003 we determined that they are appropriate. During the third quarter of 2003, the amortization of certain intangible assets related to general-purpose sensor product lines acquired in 1999 was accelerated as a result of our plan to discontinue these product lines over the next few quarters, and consequently, amortization of the developed technology was accelerated. The accelerated amortization resulted in $632,000 of additional expense during the third quarter of 2003. Estimated aggregate amortization expense based on current intangibles for the next five years is expected to be as follows: $1.1 million in 2004, $0.9 million in 2005, $0.6 million in 2006 and, $0.1 million in 2007 and 2008.

At June 30, 2004 and December 31, 2003 we had net goodwill of $6.1 million. Goodwill increased by $50,000 during the first six months of 2004 as the result of the translation impact on foreign denominated goodwill balances. This increase was offset by a $50,000 reduction in goodwill resulting from the utilization of pre-acquisition deferred tax assets of CyberOptics UK, Ltd. We completed our annual test for goodwill impairment as of December 31, 2003. Our methodology for estimating fair value included utilizing several valuation methodologies, including consideration of our market capitalization and discounted cash flows, in determining a reasonable valuation. The result of the tests performed indicates goodwill was not impaired as of December 31, 2003.

5.   GEOGRAPHIC REVENUE INFORMATION:

Export sales for the six months ended June 30, 2004 and the six months ended June 30, 2003 amounted to 82% and 75% of revenues, respectively. For the three months ended June 30, 2004 and the three months ended June 30, 2003, export sales amounted to 84% and 75% of revenues. All or our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows (In thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Americas	$45	$117	$97	$144
Europe	5,246	2,208	8,855	4,279
Asia	7,077	3,292	13,639	6,010
Other	4	8	15	17

Total export sales	$12,372	$5,625	$22,606	$10,450

6.   NET INCOME (LOSS) PER SHARE:

Basic net income (loss) per share has been computed using the weighted average number of shares outstanding during the period presented. The diluted net income per share includes the effect of common stock equivalents, consisting of common shares issuable upon exercise of stock options, for each period. The number of shares utilized in the denominator of the diluted net income per share computation has been increased from the number of shares used in computing basic net income per share by 516,000 and 477,000 equivalent shares for the three and six month periods ended June 30, 2004. The shares used in the basic and diluted net (loss) per share computation for the three and six month periods ended June 30, 2003 are the same, as additional shares in the denominator would have been anti-dilutive due to our net loss. Weighted average shares for which the option price exceeded the average market price were 175,000 and 187,000 for the three and six month periods ended June 30, 2004. Weighted average shares for which the option price exceeded the average market price were 1,529,000 and 1,551,000 for the three and six month periods ended June 30, 2003.

7.   COMPREHENSIVE INCOME (LOSS):

Statement of Financial Accounting Standards No. 130 requires that unrealized gains and losses on our available-for-sale marketable securities and the cumulative affect of foreign currency translation adjustments be included as a component of other comprehensive income.

During the three and six month periods ended June 30, 2004, comprehensive income totaled $3,338,000 and $5,976,000, respectively. During the three and six month periods ended June 30 2003, comprehensive (loss) totaled ($1,481,000) and ($2,971,000), respectively. Accumulated other comprehensive loss at June 30, 2004 and December 31, 2003 was ($658,000) and ($426,000), respectively.

8.   INCOME TAXES:

We carry the benefit we will derive in future accounting periods from tax losses and credits as a “deferred tax asset” on our balance sheet. In the third quarter of fiscal 2002, however, we recorded a full valuation allowance (a charge to income that creates an offsetting balance on our balance sheet) against our deferred tax assets. We recorded this valuation allowance because the cumulative losses we had incurred over the three years prior to that date and the operating losses we continued to incur made it questionable whether we would realize value from the deferred tax assets and because we fully utilized our loss carryback potential in 2002. Since the third quarter of fiscal 2002, we have continued to record in each quarter a full valuation allowance against all future tax benefits produced by our operating results. We assess the realizability of our deferred tax assets and the need for this valuation allowance based on Statement of Financial Accounting Standards No. 109. We expect to continue to record a full valuation allowance (financial statements will not reflect a tax provision on U.S. based income or benefit on U.S. based losses) in each quarter until we can sustain a level of profitability that demonstrates our ability to use these assets. At that time, the valuation allowance will be reassessed, and could be eliminated, resulting in recognition of deferred taxes. We will continue to record a tax provision related to foreign operating results.

During the three and six month periods ended June 30, 2004, and 2003, we provided a full valuation allowance against future tax provisions and benefits produced by our U.S. based operating results. Tax expense of $25,000 and $50,000 recorded during the three and six month periods ended June 30, 2004 and tax expense of $129,000 and $189,000 recorded during the three and six month periods ended June 30, 2003 relate to income generated by foreign subsidiaries.

9.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature on the last day of each quarter and are designated as cash flow hedges. At June 30, 2004, CyberOptics had one open swap agreement that was purchased on that date. As a result, there were no material unrealized gains or losses as of June 30, 2004. During the six months ended June 30, 2004 we recognized a net loss of approximately $140,000 from the settlement of foreign currency swap agreements which offset the approximately $90,000 translation gain on the underlying inter-company balance.

Our foreign currency swap agreements contain credit risk to the extent that our bank counter-parties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counter-parties to major financial institutions. We do not expect material losses as a result of defaults by other parties.

10.   RESTRUCTURING AND SEVERANCE:

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

	Employee Termination Benefits	Lease Commitment Costs	Other	Total

Restructuring liability, December 31, 2002	$148	$188	$16	$352
Initial expense and accrual	541	694	7	1,242
Cash payments	(509)	(510)	(23)	(1,042)

Restructuring liability, December 31, 2003	180	372	—	552
Change in estimate	—	38	—	38
Cash payments	(103)	(120)	—	(223)

Restructuring liability, June 30, 2004	$77	$290	—	$367

We expect cash to be paid for employee termination costs by September 30, 2004. Cash payments for lease termination costs are expected to be made through the term of our lease, which expires in May 2006. The restructuring liability for lease commitment costs as of June 30, 2004, is net of assumed sublease income of approximately $150,000.

11.   TECHNOLOGY TRANSFER AND LICENSE AGREEMENT:

In March 2003, we transferred to the Optical Gaging Products Division of Quality Vision International, Inc. (QVI) the rights and technology necessary to manufacture our Digital Range Sensors (DRS). In addition, we granted QVI a non-exclusive license to the intellectual property associated with this product line and sold a portion of our inventory as part of this transaction. QVI had been the primary customer for DRS sensors prior to this agreement as part of a separate 1999 agreement. The agreement called for QVI to pay $750,000 as a one-time fee for the purchase of fixtures, a technology transfer fee and a non-refundable royalty payment. In addition, we sold QVI raw material inventories associated with the product line. The gain was determined as the difference between the proceeds received and our carrying value of product line inventory and fixed assets prior to the sale. As a result of this transaction, we recorded a $645,000 gain in the three month period ended March 31, 2003.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS:

The following management’s discussion and analysis describes factors that have affected our results and financial position during the periods included in the accompanying financial statements or that could have an impact on future results. You should read this section with our Annual Report on Form 10-K for the year ended December 31, 2003 and our interim consolidated financial statements and associated notes.

We make “forward looking statements” in this section that represent our expectations or beliefs about future events, including statements regarding trends in the industries in which we function, levels of orders, research and development expenses, taxation levels, the sufficiency of cash to meet operating and capital expenses and our ability to continue to price foreign transactions in U.S. currency. Our actual results may vary from these expectations because of a number of factors that affect our business, the most important of which include the following:

•	We operate in a very cyclical market — the electronics capital equipment market. Because we sell to manufacturers (both OEM manufacturers of production equipment and end-user circuit board assembly companies) and do not have immediate access to trends in their sales, it has been difficult for us to predict the timing and affect of these downturns on our sales. We believe that this affect typically lags general market conditions by several months. These downturns, particularly the severe downturn in electronics production markets from 2001 through 2003, have severely affected our operations, necessitating a series of reductions in workforce and expenses, and generating several years of unprofitable operations. We may be unable to foresee downturns in these markets before they affect our operations in the future.

•	Our operations and markets could be negatively affected by world events that effect economies and commerce in countries, such as China and Japan, in which we do business, including any additional outbreaks of infectious disease such as SARS.

•	We have been dependent on two original equipment manufacturer customers for a large portion of our revenue (41%, 28% and 40% of revenues in 2003, 2002 and 2001, respectively). Our operations were significantly negatively affected by reduced order rates from these two customers during 2001, 2002 and the first half of 2003, and have been favorably impacted by increased order rates in the past four quarters. If these customers are unsuccessful selling the products into which our sensors are incorporated, design their products to function without our sensors, purchase sensors from other suppliers, or otherwise terminate their relationships with us, our results of operations would be significantly negatively affected.

•	We generate more than half of our revenue (approximately 86% in the first six months of 2004 and 79% in fiscal 2003) from export sales. Our export sales are subject to many of the risks of international operations, including changes in economic and business climate in foreign countries that affect the business health of our customers, changes in exchange rates that affect the willingness of customers to purchase our products, different laws that may affect our ability to protect our intellectual property, and the expense of long-distance commerce.

•	Our current products, as well as the products we have under development, are designed to operate with the technology we believe currently exists or may exist for electronic components and printed circuit boards. The technology for these components changes rapidly and if we incorrectly anticipate technology developments, or have inadequate resources to develop our products to deal with changes in technology, our products could become obsolete.

•	Our electronic assembly sensor products compete with products made by larger machine vision companies, other optical sensor companies, and by solutions internally developed by our customers.

•	The electronics capital equipment market for surface mount technologies is becoming more mature, resulting in increased price pressure on suppliers of equipment. Consequently, our electronic assembly system and sensor products may become subject to increased levels of price competition and competition from other technologies.

•	We use a different distribution network to sell our end-user systems products, such as the SE 300, and generate lower margins from these products, than the distribution system and margins from our electronic assembly sensor products. To the extent our end-user systems constitute a larger portion of our business, our profitability may be affected.

•	We compete with large multinational systems companies in sales of end-user systems products, many of which are able to take advantage of greater financial resources and larger sales distribution networks.

•	We compete in large part based on the technology we have developed and our success will depend in part on how successful we are in protecting that technology and enforcing our technology rights in the United States and other countries.

•	We use outside contractors to manufacture the components used in many of our products and some of the components we order require significant lead times that could affect our ability to sell our products if not available. In addition, if these components do not meet stringent quality requirements or become subject to obsolescence, there could be delays in product availability, and we could be required to make significant investments in designing replacement components.

•	We plan to introduce a number of new products during fiscal 2004 and if those introductions are delayed, our future revenue and profitability could be negatively affected. In particular, we are currently devoting significant resources to complete development and commence sale of our embedded process verification (EPV) products. These products have yet to generate substantial commercial sales.

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

RESULTS OF OPERATIONS:

General

Consistent with the strength of the recovery in the global electronics market, all components of our operations performed at a higher level in the three and six month periods ended June 30, 2004. Sales of electronic assembly sensors to OEMs of robotic assembly equipment grew significantly, and revenues from shipments of SMT inspection systems primarily to Asian outsourcing manufacturers exceeded planned levels. In addition, we experienced sales growth in our semiconductor products, particularly in the area of reflective wafer mapping sensors. Overall, our revenues increased 96% in the quarter ended June 30, 2004 compared to the same quarter in 2003, and by 97% for the six month period ended June 30, 2004 compared to 2003. Our earnings, which benefited from revenue growth and from the streamlined cost structure established through several workforce reductions and restructuring over the past few years, increased from a net loss of $1.3 million in the second quarter of 2003 to net income of $3.5 million in the second quarter of 2004 and from a net loss of $2.7 million in the first six months of 2003 to net income of $6.2 million in the first six months of 2004.

Revenues

The following table sets forth revenues by product line for the periods indicated (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003

OEM Solutions:
Electronic Assembly Sensors (EAS)
Products	$16,027	$6,138	$8,734	$3,588
Semiconductor Products	3,875	2,844	1,936	1,450
End-User Systems Products	7,522	4,951	4,064	2,470

Total	$27,424	$13,933	$14,734	$7,508

Our revenues from EAS products increased 161% during the six months ended June 30, 2004 from the six months ended June 30, 2003 and increased 143% during the three months ended June 30, 2004 from the three months ended June 30, 2003. Second quarter EAS products revenues also reflect a 20% increase from revenue levels during the quarter ended March 31, 2004. These increased revenues reflect increased order rates from our two largest EAS customers. During the three and six month periods ended June 30, 2004, revenues from EAS products, primarily LaserAlign sensors, were positively impacted by improved market conditions in the worldwide market for SMT capital equipment and the introduction of two new sensors for one of our large OEM customers. These sensors were designed for the latest generation pick-and -place machine of this customer, which was introduced during 2003. Our two largest EAS customers accounted for approximately 53% of total revenues for the six months ended June 30, 2004, and approximately 37% of revenues for the comparable period in 2003. These customers accounted for approximately 56% of revenues in the second quarter of 2004, compared to approximately 40% of revenues in the second quarter of 2003. We also generated approximately $480,000 of revenue in the first six months of 2004 from a last time purchase of Laser Lead Locators, a sensor that we have ceased manufacturing.

Our revenues from sales of semiconductor product increased 36% during the six months ended June 30, 2004 from the six months ended June 30, 2003 and increased 34% during the three months ended June 30, 2004 from the three months ended June 30, 2003. Second quarter semiconductor product revenues were relatively unchanged from revenue levels in the quarter ended March 31, 2004. This increase in revenue during 2004 from 2003 is primarily due to improved market conditions in the semiconductor capital equipment market, which began in late 2003. This trend is consistent with the growth in the overall electronics capital equipment market and resulted in increased sales of our wafer mapping products, which represented approximately 51% and 29% of semiconductor product revenues during the six months ended June 30, 2004 and 2003, and approximately 50% and 31% of revenues during the three months ended June 30, 2004 and 2003, respectively.

Our revenues from sales of end-user systems increased 52% during the six months ended June 30, 2004 from the six months ended June 30, 2003 and increased 65% during the three months ended June 30, 2004 from the three months ended June 30, 2003. Second quarter end-user systems revenues also increased 18% from revenue levels in the three months ended March 31, 2004. These revenue increases are the result of improved market conditions in the SMT capital equipment markets and continued success in selling inspection systems to many of the large manufacturers of circuit boards, particularly in Asia. A large portion of the worldwide production capacity for printed circuit boards is being added in China, and we have been successful in selling inspection systems to new and existing customers in that region. We are planning to open a sales office in China in late 2004 to further pursue opportunities in that market. Also, during the fourth quarter of 2003 and the first quarter of 2004, we shipped SE 300 systems for a large order that has not been reflected in revenue due to pending customer acceptance and we also recently received a sizable order for our KS line of automated optical inspection systems. We expect to recognize revenue of approximately $1.8 million relative to the SE 300 order in the third quarter of 2004, and we expect to recognize revenue for the KS systems in the third and fourth quarters of 2004.

International revenues comprised approximately 82% and 75% of total revenues during the six month periods ended June 30, 2004 and 2003, respectively, and approximately 84% and 75% of revenues during the three month periods ended June 30, 2004 and 2003, respectively. The international markets in Asia, Japan and Europe account for a significant portion of the capital equipment market for the manufacture of electronics, the primary market for our EAS sensors and End-User systems product lines. Revenues generated from products used primarily for SMT electronic assembly production (revenues from OEM sensors and End-User systems) were approximately 86% and 80% of revenues for the six month periods ended June 30, 2004 and 2003, respectively.

Gross Margin

Gross margin for the six months ended June 30, 2004 increased as a percentage of revenues to 60%, compared to 48% during the six months ended June 30, 2003. For the three months ended June 30, 2004, gross margins increased to 61% of revenues compared to 51% during the three months ended June 30, 2003.

There were two primary reasons for higher gross margins as a percentage of revenues: increased revenue that allows us to leverage our operations and, a change in our revenue mix with higher levels of sensor revenues. Our gross margin is highly dependent on the level of revenues and resulting production levels over which to spread manufacturing overhead costs such as facilities and other compensation and non-compensation expenses that do not vary with activity levels and manufacturing processes become more efficient with higher production volumes. Revenue levels were 96% and 97% higher in the three and six month periods ended June 30, 2004 than during the same periods in 2003. Further, our sensor products carry higher gross margins as a percentage of revenues than end-user systems products. These positive influences were somewhat offset by increased warranty costs during the first six months of 2004 compared to 2003. We expect that increased sales of end-user systems in the second half of 2004 will have a negative impact on gross margins, and while we expect margins to continue at higher levels than 2003, they may decline somewhat from the levels reported in the three months ended June 30, 2004.

Research and Development

Research and development expenses increased 3% to $3.7 million during the six months ended June 30, 2004 from the six months ended June 30, 2003 and increased 4% to $1.9 million in the three months ended June 30, 2004 from the three months ended June 30, 2003. As a percentage of revenue, research and development expenses decreased to 14% during the six months ended June 30, 2004 from 26% during the comparable period in 2003 and decreased to 13% in the second quarter of 2004 compared to 25% in the same period in 2003. As a percentage of revenue, research and development expense was maintained at a relatively high level during 2002 and 2003, as we continued to fund new product development on important new products even as revenues levels declined. Although our investment in research and development remained relatively constant on a quarterly basis during 2003 and the first quarter of 2004, we increased the level of research and development spending in the second quarter of 2004 in order to accelerate completion of projects and to increase the number of development projects in process. We expect research and development expenses to continue to increase somewhat in the second half of 2004 as compared to the levels recorded in the three months ended June 30, 2004, as we continue to work on development of important new products.

Research and development expenses during the six months ended June 30, 2004 were primarily focused on initial development activities for several new sensor products, including the new Embedded Process Verification sensor family (EPV), continued development of the SE and KS series inspection systems, next generation LaserAlign products and other new sensors for the SMT and Semiconductor markets. Customer funded research and development is recognized as a reduction of research and development expense. During the six months ended June 30, 2004, there was $90,000 of customer funded research and development recognized as a reduction of research and development expense compared to $14,000 during the six months ended June 30, 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 7% to $6.1 million during the six month period ended June 30, 2004 compared to $5.7 million during the six months ended June 30, 2004, and increased 12% to $3.2 million during the three months ended June 30, 2004 from the three months ended June 30, 2003. As a percentage of revenue, selling, general and administrative expenses decreased to 22% during the six month period ended June 30, 2004 from 41% in 2003, and for the second quarter decreased to 22% in 2004 from 38% in 2003. The increase in selling, general and administrative expense is primarily the result of additional investments in sales and marketing, primarily in Asia, other variable costs associated with supporting a growing revenue base, company wide incentive programs associated with higher revenue levels and increased corporate governance costs. We anticipate that selling general and administrative costs will continue to increase somewhat in the second half of 2004 as compared to the levels recorded in the three months ended June 30, 2004, but that increase will be dependant on level of revenues and profits achieved during that period.

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

During the three months ended June 30, 2004, we recorded a restructuring charge of $38,000 to reflect our change in estimate relative to the amount of sub-lease income we will receive from space vacated during the last corporate restructuring. This space is being actively marketed for sub-lease and the estimated future sub-lease income will be evaluated on a quarterly basis. Total remaining sub-lease income is estimated at approximately $150,000.

Gain from Technology Transfer and License

In March 2003, we transferred to the Optical Gaging Products Division of Quality Vision International, Inc. (QVI) the rights and technology necessary to manufacture our Digital Range Sensors (DRS). In addition, we granted QVI a non-exclusive license to the intellectual property associated with this product line and sold a portion of our inventory as part of this transaction. QVI had been the primary customer for DRS sensors prior to this agreement as part of a separate 1999 agreement. The agreement called for QVI to pay $750,000 as a one-time fee for the purchase of fixtures, a technology transfer fee and a non-refundable royalty payment. In addition, we sold QVI raw material inventories associated with the product line. The gain was determined as the difference between the proceeds received and our carrying value of product line inventory and fixed assets prior to the sale. As a result of this transaction, we recorded a $645,000 gain in the three month period ended March 31, 2003.

Amortization of Goodwill and Intangible Assets

Amortization of acquired intangible assets was $457,000 for the six month period ended June 30, 2004 compared to $561,000 during the six months ended June 30, 2003. During the three month period ended June 30, 2004 amortization of intangibles was $227,000 compared to $281,000 during the three month period ended June 30, 2003. The decrease in amortization during the six and three months of 2004 compared to the same periods in 2003 was due to the acceleration of amortization of certain intangible assets established as the result of the acquisition of HAMA Laboratories, Inc. in 1999. The accelerated amortization of $632,000 was recorded in the third quarter of 2003. Amortization is primarily attributable to developed technology and trademarks resulting from CyberOptics’ acquisition of technology and other assets of Kestra Ltd. and HAMA Laboratories Inc. during the second quarter of 1999 and CyberOptics’ acquisition of Imagenation Corporation during the fourth quarter of 2000. Amortization of these acquisition related intangible assets and amortization of patent costs is expected to be approximate $1.1 million in 2004.

Interest and Other

Interest income and other primarily includes interest earned on investments. Interest income remained relatively constant during the three and six month periods ended June 30, 2004 compared to the same period in 2003 as a result of increased investment balances but lower interest rates on invested funds. In addition, during the three and six month periods ended June 30, 2004 and 2003 we incurred foreign currency translation charges and certain other expenses which resulted in reduced interest and other income during these periods.

Provision for Income Taxes and Effective Income Tax Rate

We carry the benefit we will derive in future accounting periods from tax losses and credits as a “deferred tax asset” on our balance sheet. In the third quarter of fiscal 2002, however, we recorded a full valuation allowance (a charge to income that creates an offsetting balance on our balance sheet) against our deferred tax assets. We recorded this valuation allowance because the cumulative losses we had incurred over the three years prior to that date and the operating losses we continued to incur made it questionable whether we would realize value from the deferred tax assets and because we fully utilized our loss carryback potential in 2002. Since the third quarter of fiscal 2002, we have continued to record in each quarter a full valuation allowance against all future tax benefits produced by our operating results. We assess the realizability of our deferred tax assets and the need for this valuation allowance based on Statement of Financial Accounting Standards No. 109. We expect to continue to record a full valuation allowance (financial statements will not reflect a tax provision on U.S. based income or benefit on U.S. based losses) in each quarter until we can sustain a level of profitability that demonstrates our ability to use these assets. At that time, the valuation allowance will be reassessed, and could be eliminated, resulting in recognition of deferred taxes. We will continue to record a tax provision related to foreign operating results.

During the three and six month periods ended June 30, 2004, and 2003, we provided a full valuation allowance against future tax provisions and benefits produced by our U.S. based operating results. Tax expense of $25,000 and $50,000 recorded during the three and six month periods ended June 30, 2004 and tax expense of $129,000 and $189,000 recorded during the three and six month periods ended June 30, 2003 relate to income generated by foreign subsidiaries.

Order Rate and Backlog

Our orders totaled $28.9 million during the six month period ended June 30, 2004 compared to $16.3 million during the six month period ended June 30, 2003. For the three month period ended June 30, 2004, orders totaled $15.2 million compared to $10.0 million during the three month period ended June 30, 2003. Backlog totaled $8.1 million and $5.1 million at June 30, 2004 and 2003, respectively. The scheduled shipment (or revenue for systems recognized upon acceptance) of the June 30, 2004 backlog is as follows (in thousands):

3rd Quarter 2004	$6,809
4th Quarter 2004 and after	1,323

Total backlog	$8,132

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased by $6.8 million during the six month period ended June 30, 2004, primarily because of $4.4 million of cash generated from operating activities and $4.3 million of cash generated from financing activities, offset by the purchase of $1.7 million of marketable securities, net of maturities of marketable securities, and the purchase of $227,000 of capital assets. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities and investment of cash balances resulting from those maturities, or from other sources of cash, in additional to marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Our combined balances of cash and marketable securities increased $8.5 million to $33.3 million as of June 30, 2004 from $24.8 million as of December 31, 2003.

We generated $4.4 million of cash from operations during the six months ended June 30, 2004. Cash generated from operations primarily included net income of $6.2 million, which included $1.2 million of non-cash expenses for depreciation and amortization, provision for inventory obsolescence and other non-cash items and increases in advance customer payments of $1.1 million and accrued expenses of $727,000. This cash generated more than offset investments in accounts receivable of $2.4 million, inventory of $1.6 million and other assets of $197,000 as well as reductions in accounts payable of $594,000. Increased investment in accounts receivable and inventory is primarily the result of increased revenue levels in 2004. During the six months ended June 30, 2003, we used $1.4 million of cash from operations, primarily due to a net loss of $2.7 million, which included $1.7 million of non-cash expenses and a $645,000 gain from a technology transfer and license. The first six months of 2003 also included $338,000 of net cash generated from changes in operating assets.

We used $1.9 million of cash in investing activities during the six months ended June 30, 2004 compared to $2.1 million during the same period in 2003. Changes in the level of investment in marketable securities resulting from the purchases and maturities of those securities used $1.7 million of cash in 2004 and used $2.7 million of cash in 2003. We used approximately $227,000 and $248,000 of cash for the purchase of fixed assets and the acquisition of technology and other intangible assets during the six months ended June 30, 2004 and 2003, respectively. In addition, during the six months ended June 30, 2003, we generated $750,000 of cash from a technology transfer and license agreement.

We generated $4.3 million of cash from financing activities during the six months ended June 30, 2004 compared to using $90,000 of cash during the same period in 2003. Cash generated from financing activities in 2004 represents cash from stock option exercises and cash used in 2003 was the result of repurchasing shares of common stock.

A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. There were no significant changes to our contractual obligations during the six months ended June 30, 2004 and we have not entered into any material commitments for capital expenditures outside of those normal contractual obligations. Purchase commitments for inventory can vary based on the volume of revenue and resulting inventory requirements. Our cash and cash equivalents and investments totaled $33.3 million at June 30, 2004. With this level of cash and cash equivalents and investments, and the fact that we are generating net profits and cash during 2004, we believe that our cash and cash equivalents and investments will be adequate to fund cash flow needs for the foreseeable future.

At June 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance of special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to the financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

b.    During the quarter ended June 30, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4 – SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of CyberOptics Corporation was held at 3:00 p.m. on Friday, May 14, 2004. Shareholders holding 8,025,335 shares, or approximately 95% of the outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

a.   Election of Directors

The following nominees were elected to serve as members of the Board of Directors until the annual meeting of shareholders in 2005 or until such time as a successor may be elected:

	TABULATION OF VOTES
	FOR	WITHHELD
Steven K. Case	7,635,084	390,251
Alex. B. Cimochowski	6,530,880	1,494,455
Kathleen P. Iverson	7,631,732	393,603
Erwin A. Kelen	7,711,184	314,151
Irene M. Qualters	6,530,810	1,494,525
Michael M. Selzer, Jr	6,530,710	1,494,625

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

b.   Reports on Form 8-K

The following report on Form 8-K was filed during the quarter ended June 30, 2004.

        —Form 8-K – CyberOptics Corporation published a press release reporting its results of operations and financial condition for the three month periods ended March 31, 2004 and 2003 (4/27/04).

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

Dated:   August 13, 2004