Form 10-Q
period 2004-09-30
CYBEROPTICS CORP
filed 2004-11-15
CIK 768411

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(763) 542-5000
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes __X__    No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes ___   No __X__

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At November 12, 2004, there were 8,808,480 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CYBEROPTICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	SEPTEMBER 30, 2004 (Unaudited)	DECEMBER 31, 2003

ASSETS

Cash and cash equivalents	$21,641	$11,354
Marketable securities	6,469	9,066
Accounts receivable, net	10,907	7,773
Inventories	6,312	4,522
Other current assets	697	422

Total current assets	46,026	33,137

Marketable securities	9,399	4,402
Equipment and leasehold improvements, net	961	1,333
Intangible and other assets, net	2,797	2,998
Goodwill, net	5,996	6,056

Total assets	$65,179	$47,926

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$3,078	$3,101
Accrued expenses	5,030	3,073

Total current liabilities	8,108	6,174

Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value, 5,000 shares
authorized, none outstanding
Common stock, no par value, 37,500 shares
authorized, 8,808 and 8,291 shares issued
and outstanding, respectively	48,083	42,415
Retained (deficit) earnings	9,595	(237)
Accumulated other comprehensive loss	(607)	(426)

Total stockholders' equity	57,071	41,752

Total liabilities and stockholders' equity	$65,179	$47,926

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CYBEROPTICS CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	THREE MONTHS ENDED SEPTEMBER 30,
	2004	2003

Revenues	$19,385	$10,514
Cost of revenues	7,890	5,100

Gross margin	11,495	5,414
Research and development expenses	2,018	1,723
Selling, general and administrative expenses	3,681	3,139
Restructuring and severance costs	131	463
Amortization of intangibles	231	913

Income (loss) from operations	5,434	(824)
Interest income and other	80	44

Income (loss) before income taxes	5,514	(780)
Income tax provision	1,890	13

Net income (loss)	$3,624	$(793)

Net income (loss) per share - Basic	$0.41	$(0.10)
Net income (loss) per share - Diluted	$0.40	$(0.10)

Weighted average shares outstanding - Basic	8,780	8,232
Weighted average shares outstanding - Diluted	9,112	8,232

	NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003

Revenues	$46,809	$24,447
Cost of revenues	18,956	12,306

Gross margin	27,853	12,141
Research and development expenses	5,719	5,323
Selling, general and administrative expenses	9,751	8,807
Restructuring and severance costs	169	633
Gain from technology transfer and license	—	(645)
Amortization of intangibles	688	1,474

Income (loss) from operations	11,526	(3,451)
Interest income and other	246	120

Income (loss) before income taxes	11,772	(3,331)
Income tax provision	1,940	202

Net income (loss)	$9,832	$(3,533)

Net income (loss) per share - Basic	$1.15	$(0.43)
Net income (loss) per share - Diluted	$1.10	$(0.43)

Weighted average shares outstanding - Basic	8,561	8,207
Weighted average shares outstanding - Diluted	8,959	8,207

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CYBEROPTICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,832	$(3,533)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization	1,636	2,947
Gain from technology transfer and license	—	(645)
Provision for losses on inventories	189	160
Provision for doubtful accounts	104	94
Tax benefit from exercise of stock options and other	725	6
Changes in operating assets and liabilities:
Accounts receivable	(3,238)	(3,188)
Inventories	(2,113)	1,858
Other current assets	(396)	(117)
Accounts payable	(23)	868
Income taxes payable/receivable	—	2,560
Accrued expenses	1,957	405

Net cash provided
by operating activities	8,673	1,415
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of marketable securities	9,797	5,833
Purchases of marketable securities	(12,197)	(8,842)
Proceeds from technology transfer and license	—	750
Purchase of patent license	(500)	—
Additions to equipment and leasehold improvements	(276)	(220)
Additions to patents	(153)	(141)

Net cash used in
investing activities	(3,329)	(2,620)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	4,499	239
Proceeds from issuance of common stock
under employee stock purchase plan	444	433
Repurchase of common stock	—	(90)

Net cash provided by financing
activities	4,943	582
Increase (decrease) in cash and cash equivalents	10,287	(623)
Cash and cash equivalents - beginning
of period	11,354	11,009

Cash and cash equivalents - end of period	$21,641	$10,386

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CYBEROPTICS CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.    INTERIM REPORTING:

The interim consolidated financial statements presented herein as of September 30, 2004, and for the nine and three month periods ended September 30, 2004 and 2003, are unaudited; however, in our opinion, the interim consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the nine and three month period ended September 30, 2004, do not necessarily indicate the results to be expected for the full year. The December 31, 2003, consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

As permitted by SFAS No. 123, “Accounting for Stock Based Compensation”, we continue to measure compensation cost for our stock incentive and option plans using the intrinsic value method of accounting. Had we used the fair value method of accounting for our stock option and incentive plans and charged compensation costs against income over the vesting period, net income and net income per share for the three and nine month periods ended September 30, 2004 and 2003 would have been reduced to the following pro forma amounts (In thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income (loss) as reported	$3,624	$(793)	$9,832	$(3,533)
Add: Stock-based compensation
expense included in net income,
net of related tax effects	—	—	—	—

Deduct: Total stock-based compensation
expense determined under fair value,
net of related tax effects	(423)	(491)	(1,502)	(1,529)

Net income (loss) - Pro forma	$3,201	$(1,284)	$8,330	$(5,062)

Net income (loss) per share:
As reported - Basic	$0.41	$(0.10)	$1.15	$(0.43)
Pro forma - Basic	$0.36	$(0.16)	$0.97	$(0.62)

As reported - Diluted	$0.40	$(0.10)	$1.10	$(0.43)
Pro forma - Diluted	$0.35	$(0.16)	$0.93	$(0.62)

Because we established a valuation allowance on our deferred tax assets during the three month period ended September 30, 2002, the above table does not reflect the tax benefit that would be applied if we expensed the fair value of options under SFAS 123. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience. The FASB is currently considering a new standard, which could require us to adopt the fair value method of accounting for stock options and other stock based incentive plans in future periods.

3.   CERTAIN BALANCE SHEET COMPONENTS:

Inventories consisted of the following (In thousands):

	September 30, 2004	December 31, 2003

Raw materials	$4,193	$3,614
Work in process	881	503
Finished goods	2,368	1,961

	7,442	6,078

Allowance for obsolescence	(1,130)	(1,556)

Total inventories	$6,312	$4,522

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

Nine months ended September 30,	2004	2003

Balance at the beginning of period	$325	$400
Accruals for Warranties	683	92
Settlements made during the period	(236)	(145)

Balance at the end of period	$772	$347

4.   INTANGIBLE ASSETS:

Intangible and other assets include the following (In thousands):

	As of September 30, 2004			As of December 31, 2003

	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net

Developed technology	$7,775	$(5,331)	$2,444	$7,275	$(4,704)	$2,571
Patents and trademarks	1,865	(1,518)	347	1,712	(1,344)	368
Customer Base	280	(274)	6	280	(221)	59

Total	$9,920	$(7,123)	$2,797	$9,267	$(6,269)	$2,998

Amortization expense for the three and nine month periods ended September 30, 2004 and 2003 is as follows (In thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Developed technology	$210	$894	$627	$1,415
Patents and trademarks	58	80	174	204
Customer base	17	17	53	52

Total	$285	$991	$854	$1,671

As required by SFAS 142, we periodically reassess the carrying value, useful lives and classification of identifiable intangible assets. During the third quarter of 2003, the amortization of certain intangible assets related to general-purpose sensor product lines acquired in 1999 was accelerated as a result of our plan to discontinue these product lines over the next few quarters, and consequently, amortization of the developed technology was accelerated. The accelerated amortization resulted in $632,000 of additional expense during 2003. Estimated aggregate amortization expense based on current intangibles for the next five years is expected to be as follows: $1.1 million in 2004, $0.9 million in 2005, $0.6 million in 2006 and, $0.1 million in 2007 and 2008.

At September 30, 2004 and December 31, 2003 we had net goodwill of $6.0 million and $6.1 million, respectively. Goodwill increased by $50,000 during the first nine months of 2004 as the result of the translation impact on foreign denominated goodwill balances. This increase was offset by a $110,000 reduction in goodwill resulting from the utilization of pre-acquisition deferred tax assets of CyberOptics UK, Ltd. We completed our annual test for goodwill impairment as of December 31, 2003. Our methodology for estimating fair value included utilizing several valuation methodologies, including consideration of our market capitalization and discounted cash flows, in determining a reasonable valuation. The result of the tests performed indicates goodwill was not impaired as of December 31, 2003.

5.   GEOGRAPHIC REVENUE INFORMATION:

Export sales for the nine months ended September 30, 2004 and the nine months ended September 30, 2003 amounted to 81% and 78% of revenues, respectively. For the three months ended September 30, 2004 and the three months ended September 30, 2003, export sales amounted to 78% and 81% of revenues. All of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows (In thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Americas	$26	$70	$123	$214
Europe	6,003	2,232	14,858	6,512
Asia	9,060	6,245	22,699	12,255
Other	7	11	22	28

Total export sales	$15,096	$8,558	$37,702	$19,009

6.   NET INCOME (LOSS) PER SHARE:

Basic net income (loss) per share has been computed using the weighted average number of shares outstanding during the period presented. The diluted net income per share includes the effect of common stock equivalents, consisting of common shares issuable upon exercise of stock options, for each period. The number of shares utilized in the denominator of the diluted net income per share computation has been increased from the number of shares used in computing basic net income per share by 332,000 and 398,000 equivalent shares for the three and nine month periods ended September 30, 2004. The shares used in the basic and diluted net (loss) per share computation for the three and nine month periods ended September 30, 2003 are the same, as 398,000 and 178,000 additional equivalent shares in the denominator would have been anti-dilutive due to our net loss. Weighted average shares for which the option price exceeded the average market price were 208,000 and 196,000 for the three and nine month periods ended September 30, 2004. Weighted average shares for which the option price exceeded the average market price were 1,131,000 and 1,395,000 for the three and nine month periods ended September 30, 2003.

7.   COMPREHENSIVE INCOME (LOSS):

Statement of Financial Accounting Standards No. 130 requires that unrealized gains and losses on our available-for-sale marketable securities and the cumulative affect of foreign currency translation adjustments be included as a component of other comprehensive income.

During the three and nine month periods ended September 30, 2004, comprehensive income totaled $3,675,000 and $9,651,000, respectively. During the three and nine month periods ended September 30 2003, comprehensive (loss) totaled ($877,000) and ($3,848,000), respectively. Accumulated other comprehensive loss at September 30, 2004 and December 31, 2003 was ($607,000) and ($426,000), respectively.

8.   INCOME TAXES:

We carry the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as a “deferred tax asset” on our balance sheet. In the third quarter of fiscal 2002, however, we recorded a full valuation allowance (a charge to income that creates an offsetting balance on our balance sheet) against our deferred tax assets. We recorded this valuation allowance because the cumulative losses we had incurred over the three years prior to that date and the operating losses we continued to incur made it questionable whether we would realize value from the deferred tax assets and because we fully utilized our loss carryback potential in 2002. Since the third quarter of fiscal 2002, we have continued to record in each quarter a full valuation allowance against all future tax benefits produced by our operating results. We assess the realizability of our deferred tax assets and the need for this valuation allowance based on Statement of Financial Accounting Standards No. 109. We expect to continue to record a full valuation allowance until we can sustain a level of profitability that demonstrates our ability to use these assets. At that time, the valuation allowance will be reassessed, and could be eliminated, resulting in recognition of deferred taxes.

During the three month period ended September 30, 2004 we recorded an income tax provision of $1,890,000 to adjust the provision for income taxes on earnings for the nine month period ended September 30, 2004 to the annual expected tax rate. Income earned in 2004 will result in our fully utilizing remaining tax operating loss carryforwards with the result that we will pay income taxes in 2004. Because we continue to maintain a valuation allowance on deferred tax assets (deferred tax assets not available to reduce taxable income or taxes payable in 2004) estimated 2004 income tax requirements are reflected in our annual expected tax rate. Tax expense of $13,000 and $202,000 recorded during the three and nine month periods ended September 30, 2003 related to income generated by foreign subsidiaries.

9.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature on the last day of each quarter and are designated as cash flow hedges. At September 30, 2004, CyberOptics had one open swap agreement that was purchased on that date. As a result, there were no material unrealized gains or losses as of September 30, 2004. During the nine months ended September 30, 2004 we recognized a net loss of approximately $190,000 from the settlement of foreign currency swap agreements which offset the approximately $65,000 translation gain on the underlying inter-company balance.

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

	Employee Termination Benefits	Lease Commitment Costs	Other	Total

Restructuring liability, December 31, 2002	$148	$188	$16	352
Initial expense and accrual	541	694	7	1,242
Cash payments	(509)	(510)	(23)	(1,042)

Restructuring liability, December 31, 2003	180	372	--	552
Change in estimate	--	170	--	170
Cash payments	(180)	(181)	--	(361)

Restructuring liability, September 30, 2004	$--	$361	--	$361

During the nine and three month periods ended September 30, 2004, we recorded a restructuring charges of $169,000 and $131,000, respectively. These charges reflect our change in estimate relative to the amount of sub-lease income we will receive from space vacated during the last corporate restructuring. Although this space is being actively marketed for sub-lease, we have not been successful in securing a sub-lease tenant and our lease term ends in May of 2006. Consequently, we determined it was appropriate to record a restructure charge in the third quarter of 2004 for all remaining estimated net sub-lease income. Cash payments for lease termination costs are expected to be made through the term of our lease, which expires in May 2006.

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

12.   ACQUISITION OF PATENT LICENSE:

In September 2004, we acquired a license to certain patents required for our WaferSense™ auto leveling sensor (ALS) product recently introduced in our Semiconductor Products Group. We made a cash payment of $500,000 for the license to these patents. The cash payment was recorded as an asset to be amortized over its estimated useful life of approximately 7 years.

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

We make “forward looking statements” in this section that represent our expectations or beliefs about future events, including statements regarding trends in the industries in which we function, levels of orders, research and development expenses, taxation levels, the sufficiency of cash to meet operating and capital expenses and our ability to continue to price foreign transactions in U.S. currency. Our actual results may vary from these expectations because of a number of factors that affect our business, the most important of which include the following:

•	We operate in a very cyclical market — the electronics capital equipment market. Because we sell to manufacturers (both OEM manufacturers of production equipment and end-user circuit board assembly companies) and do not have immediate access to trends in their sales, it has been difficult for us to predict the timing and affect of downturns in this market on our sales. We believe that this affect typically lags general market conditions by several months. Some of these downturns, particularly the severe downturn in electronics production markets from 2001 through 2003, negatively affected our operations. We may be unable to foresee downturns in these markets before they affect our operations in the future.

•	Our operations and markets could be negatively affected by world events that effect economies and commerce in countries, such as China and Japan, in which we do business, including any additional outbreaks of infectious disease such as SARS.

•	We have been dependent on two original equipment manufacturer customers for a large portion of our revenue (41%, 28% and 40% of revenues in 2003, 2002 and 2001, respectively). Our operations were significantly negatively affected by reduced order rates from these two customers during 2001, 2002 and the first half of 2003, and have been favorably impacted by increased order rates in the past five quarters. If these customers are unsuccessful selling the products into which our sensors are incorporated, design their products to function without our sensors, purchase sensors from other suppliers, or otherwise terminate their relationships with us, our results of operations would be significantly negatively affected.

•	We generate more than half of our revenue (approximately 81% in the first nine months of 2004 and 79% in fiscal 2003) from export sales. Our export sales are subject to many of the risks of international operations, including changes in economic and business climate in foreign countries that affect the business health of our customers, changes in exchange rates that affect the willingness of customers to purchase our products, different laws that may affect our ability to protect our intellectual property, and the expense of long-distance commerce.

•	Our current products, as well as the products we have under development, are designed to operate with the technology we believe currently exists or may exist for electronic components and printed circuit boards. The technology for these components changes rapidly and if we incorrectly anticipate technology developments, or have inadequate resources to develop our products to deal with changes in technology, our products could become obsolete.

•	Our electronic assembly sensor products compete with products made by larger machine vision companies, other optical sensor companies, and by solutions internally developed by our customers.

•	The electronics capital equipment market for surface mount technologies is becoming more mature, resulting in increased price pressure on suppliers of equipment. Consequently, our electronic assembly system and sensor products may become subject to increased levels of price competition and competition from other technologies.

•	We use a different distribution network to sell our end-user systems products, such as the SE 300, and generate lower margins from these products, than the distribution system and margins from our electronic assembly sensor products. To the extent our end-user systems constitute a larger portion of our business, our profitability may be affected.

•	We compete with large multinational systems companies in sales of end-user systems products, many of which are able to take advantage of greater financial resources and larger sales distribution networks.

•	We compete in large part based on the technology we have developed and our success will depend in part on how successful we are in protecting that technology and enforcing our technology rights in the United States and other countries.

•	We use outside contractors to manufacture the components used in many of our products and some of the components we order require significant lead times that could affect our ability to sell our products if not available. In addition, if these components do not meet stringent quality requirements or become subject to obsolescence, there could be delays in product availability, and we could be required to make significant investments in designing replacement components.

•	We plan to introduce a number of new products during fiscal 2004 and 2005 and if those introductions are delayed, our future revenue and profitability could be negatively affected. In particular, we are currently devoting significant resources to complete development and commence sale of our embedded process verification (EPV) products. These products have yet to generate substantial commercial sales.

•	Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an internal control framework and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of the internal control structure and procedures for financial reporting. Our auditors are required to audit both the design and operating effectiveness of the internal controls and our management’s assessment of the design and the effectiveness of its internal controls. Although neither our management nor our auditors have identified any known material weaknesses at this point, the year ending December 31, 2004 will be the first year that our internal controls and procedures will be audited. If a material weakness were identified and we were unable to remediate the weakness, our auditors would be required to issue an adverse opinion on our internal controls. Opinions on internal controls have not been required until this year, and it is unclear what impact an adverse opinion would have on our business or market price.

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

RESULTS OF OPERATIONS:

General

Our results of operations in the quarter ended September 30, 2004 continued to reflect the strength of the global electronics market that contributed to our performance in the first two quarters of the year. Sales of electronic assembly sensors to OEMs of robotic assembly equipment grew significantly, and revenues from shipments of SMT inspection systems primarily to Asian outsourcing manufacturers and manufacturers of memory modules exceeded planned levels. In addition, third quarter results benefited from $3.0 million of sales resulting from two large orders for solder paste and AOI inspection systems that had been placed in previous quarters. Although we anticipated recognition of the revenue for the solder paste systems in the third quarter, customer acceptance of the AOI systems, which are being used to inspect semiconductor memory modules, occurred more rapidly than anticipated causing us to recognize most of the revenue on these sales in the third quarter. We believe the semiconductor memory module market presents a strong opportunity for sales of our products and we are actively pursuing other opportunities in this area. We also experienced strong demand for new-generation electronic assembly sensors, reflecting demand from our largest customer that added capacity during the quarter, and in our semiconductor products, particularly in the area of reflective wafer mapping sensors.

Overall, our revenues increased 84% in the quarter ended September 30, 2004 compared to the same quarter in 2003, and by 91% for the nine month period ended September 30, 2004 compared to 2003. Our earnings, which benefited from revenue growth and from the streamlined cost structure established through several workforce reductions and restructuring over the past few years, increased from a net loss of $793,000 in the third quarter of 2003 to net income of $3.6 million in the third quarter of 2004 and from a net loss of $3.5 million in the first nine months of 2003 to net income of $9.8 million in the first nine months of 2004.

Nevertheless, our order rate for products in all product groups began to moderate during the second half of the quarter, resulting in a reduction in our backlog at September 30, 2004 to $4.3 million compared to $8.1 million at June 30, 2004. Consequently, we expect revenues for the fourth quarter of 2004 to be substantially lower than revenues recorded in the third quarter of 2004.

Revenues

The following table sets forth revenues by product line for the periods indicated (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003

OEM Solutions:
Electronic Assembly Sensors (EAS)
Products	$25,642	$10,529	$9,616	$4,390
Semiconductor Products	5,656	4,094	1,781	1,250
End-User Systems Products	15,511	9,824	7,988	4,874

Total	$46,809	$24,447	$19,385	$10,514

Our revenues from EAS products increased 144% during the nine months ended September 30, 2004 from the nine months ended September 30, 2003 and increased 119% during the three months ended September 30, 2004 from the three months ended September 30, 2003. Third quarter EAS products revenues also reflect a 10% increase from revenue levels during the quarter ended June 30, 2004. These increased revenues reflect increased order rates from our two largest EAS customers. During the three and nine month periods ended September 30, 2004, revenues from EAS products, primarily LaserAlign sensors, were positively impacted by improved market conditions in the worldwide market for SMT capital equipment and the introduction of two new sensors for one of our large OEM customers. These sensors were designed for the latest generation pick-and-place machine of this customer, which was introduced during 2003. Our two largest EAS customers accounted for approximately 51% of total revenues for the nine months ended September 30, 2004, and approximately 38% of revenues for the comparable period in 2003. These customers accounted for approximately 47% of revenues in the third quarter of 2004, compared to approximately 39% of revenues in the third quarter of 2003.

Our revenues from sales of semiconductor product increased 38% during the nine months ended September 30, 2004 from the nine months ended September 30, 2003 and increased 42% during the three months ended September 30, 2004 from the three months ended September 30, 2003. Third quarter semiconductor product revenues were down 8% from revenue levels in the quarter ended June 30, 2004. Increase in revenue during 2004 compared to 2003 is primarily due to improved market conditions in the semiconductor capital equipment market, which began in late 2003. This trend is consistent with the growth in the overall electronics capital equipment market and resulted in increased sales of our wafer mapping products, which represented approximately 56% and 43% of semiconductor product revenues during the nine months ended September 30, 2004 and 2003, and approximately 66% and 46% of revenues during the three months ended September 30, 2004 and 2003, respectively.

Our revenues from sales of end-user systems increased 58% during the nine months ended September 30, 2004 from the nine months ended September 30, 2003 and increased 64% during the three months ended September 30, 2004 from the three months ended September 30, 2003. Third quarter end-user systems revenues also increased 97% from revenue levels in the three months ended June 30, 2004. These revenue increases are the result of improved market conditions in the SMT capital equipment markets and continued success in selling inspection systems to many of the large manufacturers of circuit boards and memory modules, particularly in Asia. A large portion of the worldwide production capacity for printed circuit boards is being added in China, and we have been successful in selling inspection systems to new and existing customers in that region. We opened a sales office in China during the fourth quarter of 2004 to further pursue opportunities in that market. Also, during the fourth quarter of 2003 and the first quarter of 2004, we shipped SE 300 systems for a large $1.8 million order where revenue recognition was deferred due to pending customer acceptance and we also received a large order for our KS line of automated optical inspection systems during the first quarter of 2004 for shipment in the second and third quarters. We recognized revenue of approximately $3.0 million relative to these large SE 300 and KS orders in the third quarter of 2004. This revenue accounted for a substantial portion of the increase from the second quarter to the third quarter of 2004.

International revenues comprised approximately 81% and 78% of total revenues during the nine month periods ended September 30, 2004 and 2003, respectively, and approximately 78% and 81% of revenues during the three month periods ended September 30, 2004 and 2003, respectively. The international markets in Asia, Japan and Europe account for a significant portion of the capital equipment market for the manufacture of electronics, the primary market for our EAS sensors and End-User systems product lines. Revenues generated from products used primarily for SMT electronic assembly production (revenues from OEM sensors and End-User systems) were approximately 88% and 83% of revenues for the nine month periods ended September 30, 2004 and 2003, respectively.

Gross Margin

Gross margin for the nine months ended September 30, 2004 increased as a percentage of revenues to 59%, compared to 50% during the nine months ended September 30, 2003. For the three months ended September 30, 2004, gross margins increased to 60% of revenues compared to 51% during the three months ended September 30, 2003.

There were two primary reasons for higher gross margins as a percentage of revenues: increased revenue that allows us to leverage our operations and, a change in our revenue mix with higher levels of sensor revenues. Our gross margin is highly dependent on the level of revenues and resulting production levels over which to spread manufacturing overhead costs such as facilities and other compensation and non-compensation expenses that do not vary with activity levels and manufacturing processes become more efficient with higher production volumes. Revenue levels were 84% and 91% higher in the three and nine month periods ended September 30, 2004 than during the same periods in 2003. Further, our sensor products carry higher gross margins as a percentage of revenues than end-user systems products and our sensor products constituted a higher proportion of our total revenue in the nine months ended September 30, 2004 (55%) than they did in the nine months ended September 30, 2003 (43%). These positive influences were somewhat offset by continued price pressure resulting in lower selling prices, particularly on end-user systems products, and increased warranty costs during the first nine months of 2004 compared to 2003. We expect that lower forecasted sales levels in the fourth quarter of 2004 as compared to the second and third quarters of 2004 will have a negative impact on gross margins, resulting in a decrease in gross margin as a percentage of sales compared to those periods.

Research and Development

Research and development expenses increased 7% to $5.7 million during the nine months ended September 30, 2004 from the nine months ended September 30, 2003 and increased 17% to $2.0 million in the three months ended September 30, 2004 from the three months ended September 30, 2003. As a percentage of revenue, research and development expenses decreased to 12% during the nine months ended September 30, 2004 from 22% during the comparable period in 2003 and decreased to 10% in the third quarter of 2004 compared to 16% in the same period in 2003. As a percentage of revenue, research and development expense was maintained at a relatively high level during 2002 and 2003, as we continued to fund product development on important new products even as revenues levels declined. Although our investment in research and development remained relatively constant on a quarterly basis during 2003 and the first quarter of 2004, we increased the level of research and development spending in the second and third quarters of 2004 in order to accelerate completion of projects and to increase the number of development projects in process. We expect research and development expenses to remain relatively flat in the fourth quarter of 2004 as compared to the levels recorded in the second and third quarters of 2004, as we continue to work on development of important new products.

Research and development expenses during the nine months ended September 30, 2004 were primarily focused on initial development activities for several new sensor products, including the new Embedded Process Verification sensor family (EPV), continued development of the SE and KS series inspection systems, next generation LaserAlign products and other new sensors for the SMT market. In addition, we are continuing development of new products for the Semiconductor market, and are completing development of the recently introduced WaferSense™ auto leveling sensor (ALS). Customer funded research and development is recognized as a reduction of research and development expense. During the nine months ended September 30, 2004, there was $90,000 of customer funded research and development recognized as a reduction of research and development expense compared to $14,000 during the nine months ended September 30, 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 11% to $9.8 million during the nine month period ended September 30, 2004 compared to $8.8 million during the nine months ended September 30, 2003, and increased 17% to $3.7 million during the three months ended September 30, 2004 from the three months ended September 30, 2003. As a percentage of revenue, selling, general and administrative expenses decreased to 21% during the nine month period ended September 30, 2004 from 36% in 2003, and for the third quarter decreased to 19% in 2004 from 30% in 2003. The increase in selling, general and administrative expense is primarily the result of additional investments in sales and marketing, primarily in Asia, other variable costs associated with supporting a growing revenue base, company wide incentive programs associated with higher revenue levels and increased corporate governance costs, including costs associated with implementing an internal control framework in accordance with section 404 of the Sarbanes Oxley Act of 2002. We anticipate that selling general and administrative costs in the fourth quarter to be at or slightly below the levels recorded in the three months ended September 30, 2004, but that the decrease will be dependant on the level of revenues and profits achieved during that period.

Restructuring and Severance Costs

During 2001, 2002 and 2003, we implemented a series of workforce reductions, closed our facility in California, downsized other facilities and made other reductions in discretionary spending designed to reduce our overall fixed cost structure. In January 2003, we incurred approximately $170,000 of severance costs and facility closure costs associated with further consolidation of our semiconductor product group from Redwood City, California to Portland, Oregon. Severance costs were associated with a workforce reduction of 5 people. Substantially all of these costs were paid as of March 31, 2003.

During the nine and three month periods ended September 30, 2004, we recorded a restructuring charges of $169,000 and $131,000, respectively. These charges reflect our change in estimate relative to the amount of sub-lease income we will receive from space vacated during the last corporate restructuring. Although this space is being actively marketed for sub-lease, we have not been successful in securing a sub-lease tenant and our lease term ends in May of 2006. Consequently, we determined it was appropriate to record a restructure charge in the third quarter of 2004 for all remaining estimated net sub-lease income.

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

Amortization of Intangible Assets

Amortization of acquired intangible assets was $688,000 for the nine month period ended September 30, 2004 compared to $1.5 million during the nine months ended September 30, 2003. During the three month period ended September 30, 2004 amortization of intangibles was $231,000 compared to $913,000 during the three month period ended September 30, 2003. The decrease in amortization during the nine and three month periods ended September 30, 2004 compared to the same periods in 2003 was due to the acceleration of amortization of some of the intangible assets established as the result of the acquisition of HAMA Laboratories, Inc. in 1999. The accelerated amortization of $632,000 was recorded in the third quarter of 2003. Amortization is primarily attributable to developed technology and trademarks resulting from our acquisition of technology and other assets of HAMA Laboratories Inc. during the second quarter of 1999 and our acquisition of Imagenation Corporation during the fourth quarter of 2000. Amortization of these acquisition related intangible assets and amortization of patent costs is expected to be approximately $1.1 million in 2004.

Interest and Other

Interest income and other primarily includes interest earned on investments. Interest income increased during the three and nine month periods ended September 30, 2004 compared to the same period in 2003 primarily as a result of increased investment balances as the result of $12.7 million of cash and investments generated during 2004.

Provision for Income Taxes and Effective Income Tax Rate

We carry the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as a “deferred tax asset” on our balance sheet. In the third quarter of fiscal 2002, however, we recorded a full valuation allowance (a charge to income that creates an offsetting balance on our balance sheet) against our deferred tax assets. We recorded this valuation allowance because the cumulative losses we had incurred over the three years prior to that date and the operating losses we continued to incur made it questionable whether we would realize value from the deferred tax assets and because we fully utilized our loss carryback potential in 2002. Since the third quarter of fiscal 2002, we have continued to record in each quarter a full valuation allowance against all future tax benefits produced by our operating results. We assess the realizability of our deferred tax assets and the need for this valuation allowance based on Statement of Financial Accounting Standards No. 109. We expect to continue to record a full valuation allowance until we can sustain a level of profitability that demonstrates our ability to use these assets. At that time, the valuation allowance will be reassessed, and could be eliminated, resulting in recognition of deferred taxes.

During the three month period ended September 30, 2004 we recorded an income tax provision of $1,890,000 to adjust the provision for income taxes on earnings for the nine month period ended September 30, 2004 to the annual expected tax rate. Income earned in 2004 will result in our fully utilizing remaining tax operating loss carryforwards with the result that we will pay income taxes in 2004. Because we continue to maintain a valuation allowance on deferred tax assets (deferred tax assets not available to reduce taxable income or taxes payable in 2004) estimated 2004 income tax requirements are reflected in our annual expected tax rate. Tax expense of $13,000 and $202,000 recorded during the three and nine month periods ended September 30, 2003 related to income generated by foreign subsidiaries.

Order Rate and Backlog

Our orders totaled $44.4 million during the nine month period ended September 30, 2004 compared to $25.5 million during the nine month period ended September 30, 2003. For the three month period ended September 30, 2004, orders totaled $15.5 million compared to $9.3 million during the three month period ended September 30, 2003. Backlog totaled $4.3 million and $3.9 million at September 30, 2004 and 2003, respectively. The scheduled shipment (or revenue for systems recognized upon acceptance) of the September 30, 2004 backlog is as follows (in thousands):

4th Quarter 2004	$4,154
1st Quarter 2005 and after	100

Total backlog	$4,254

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased by $10.3 million during the nine month period ended September 30, 2004, primarily because of $8.7 million of cash generated from operating activities and $4.9 million of cash generated from financing activities, offset by the purchase of $2.4 million of marketable securities, net of maturities of marketable securities, and the purchase of $929,000 of capital assets. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities and investment of cash balances resulting from those maturities, or from other sources of cash, in additional to marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Our combined balances of cash and marketable securities increased $12.7 million to $37.5 million as of September 30, 2004 from $24.8 million as of December 31, 2003.

We generated $8.7 million of cash from operations during the nine months ended September 30, 2004. Cash generated from operations primarily included net income of $9.8 million, which included $1.9 million of net non-cash expenses for depreciation and amortization, provision for inventory obsolescence and other non-cash items, tax benefits from the exercise of stock options of $725,000 and increased accrued expenses of $1.9 million. This cash generated more than offset investments in accounts receivable of $3.2 million, inventory of $2.1 million and other assets of $396,000 as well as reductions in accounts payable of $23,000. Increased investment in accounts receivable and inventory is primarily the result of increased revenue levels in 2004, and the increase in accrued expenses is primarily due to increased incentive and warranty accruals. During the nine months ended September 30, 2003, we generated $1.4 million of cash from operations, primarily due to funding a net loss of $3.5 million, which included a $645,000 gain from a technology transfer and license agreement and $3.2 million of non-cash expenses, which was more than offset by $2.4 million of net cash generated from changes in operating assets.

We used $3.3 million of cash in investing activities during the nine months ended September 30, 2004 compared to $2.6 million during the same period in 2003. Changes in the level of investment in marketable securities resulting from the purchases and maturities of those securities used $2.4 million of cash in 2004 and used $3.0 million of cash in 2003. We used approximately $929,000 and $361,000 of cash for the purchase of fixed assets and the acquisition of a patent license during the nine months ended September 30, 2004 and 2003, respectively. In addition, during the nine months ended September 30, 2003, we generated $750,000 of cash from a technology transfer and license agreement.

We generated $4.9 million of cash from financing activities during the nine months ended September 30, 2004 compared to generating $582,000 of cash during the same period in 2003. Cash generated from financing activities represents cash from stock option exercises and issuance of common stock under the Employee Stock Purchase Plan, offset by $90,000 of cash used in 2003 for the repurchase of common stock.

A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. There were no significant changes to our contractual obligations during the nine months ended September 30, 2004 and we have not entered into any material commitments for capital expenditures outside of those normal contractual obligations. Purchase commitments for inventory can vary based on the volume of revenue and resulting inventory requirements. Our cash and cash equivalents and investments totaled $37.5 million at September 30, 2004. With this level of cash and cash equivalents and investments, and the fact that we are generating net profits and cash during 2004, we believe that our cash and cash equivalents and investments will be adequate to fund cash flow needs for the foreseeable future.

At September 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance of special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to the financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

As a result of the Kestra Ltd. acquisition we have a sales and software development office located in the UK. We also have a sales office in Singapore and China. We do not believe that currency fluctuations will have a material impact on our consolidated financial statements.

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

b.      During the quarter ended September 30, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 6 – EXHIBITS

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

Dated:   November 12, 2004