Form 10-K
period 2004-12-31
CYBEROPTICS CORP
filed 2005-03-15
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange
Act of 1934 for the Year Ended December 31, 2004.

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
Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes    X       No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).          Yes    X       No ____

As of June 30, 2004 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the registrant’s Common Stock, no par value, held by non-affiliates of the registrant was $217,734,379 (based on the closing sale price of common stock as of June 30, 2004 as quoted on the Nasdaq National Market).

As of March 11, 2005, there were 8,870,480 shares of the registrant’s Common Stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The responses to items 10, 11, 12 and 13 herein are incorporated by reference to certain information in the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 16, 2005.

CYBEROPTICS CORPORATION
FORM 10-K
For the Fiscal Year Ended December 31, 2004

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS.

        Our Annual Report on Form 10-K contains a number of statements about our future operations. We may make statements regarding anticipated product introductions, changes in markets, customers and customer order rates, expenditures in research and development, growth in revenue, taxation levels, the effects of pricing, and the ability to continue to price foreign transactions in U.S. currency, all of which represent our expectations and beliefs about future events. Our actual results may vary from these expectations because of a number of factors that affect our business, the most important of which include the following:

•	We operate in a very cyclical market–the electronics capital equipment market. We have been unable to predict with accuracy the timing of periodic downturns in this market. These downturns, particularly the severe downturn in electronics production markets from 2001 through 2003, have severely affected our operations and generated several years of unprofitable operations. We may be unable to foresee additional changes in these markets before they affect our operations in the future.

•	Our operations and markets could be negatively affected by world events that effect economies and commerce in countries, such as China and Japan, in which we do business.

•	We have been dependent on two original equipment manufacturer customers for a large portion of our revenue (50%, 41% and 28% of revenues in 2004, 2003 and 2002, respectively). Our operations were significantly negatively affected by reduced order rates from these two customers during 2001, 2002 and the first half of 2003, and were favorably impacted by increased order rates in the last half of 2003 and the first three quarters of 2004. If these customers are unsuccessful selling the products into which our sensors are incorporated, design their products to function without our sensors, purchase sensors from other suppliers, or otherwise terminate their relationships with us, our results of operations would be significantly negatively affected.

•	During 2004, approximately 26% of our total revenue was generated by sales of a single SMT Systems product line, the SE 300. If we are not successful in continuing to sell and differentiate this product line relative to our competition, our results of operations would be negatively affected.

•	We generate more than half of our revenue (approximately 81% in 2004) from export sales. Our export sales are subject to many of the risks of international operations, including changes in economic and business climate in foreign countries that affect the business health of our customers, changes in exchange rates that affect the willingness of customers to purchase our products, different laws that may affect our ability to protect our intellectual property, and the expense of long-distance commerce.

•	All of our international export sales are negotiated, invoiced and paid on U.S. dollars, and accordingly, currency fluctuations do not affect our revenue and income per unit. However, significant fluctuations in the value of the U.S. dollar relative to other currencies could have an impact on the price competitiveness of our products relative to foreign suppliers, which could impact the willingness of customers to purchase our products and have an impact on our results of operations.

•	Our current products, as well as the products we have under development, are designed to operate with the technology we believe currently exists or may exist for electronic components and printed circuit boards. The technology for these components changes rapidly and if we incorrectly anticipate technology developments, or have inadequate resources to develop our products to deal with changes in technology, our products could become obsolete.

•	Our electronic assembly sensor products compete with products made by larger machine vision companies, other optical sensor companies, and by solutions internally developed by our customers.

•	The electronics capital equipment market for surface mount technologies is becoming more mature, resulting in increased price pressure on suppliers of equipment. Consequently, our electronic assembly system and sensor products have become subject to increased levels of price competition and competition from other suppliers and technologies.

•	We use a different distribution network to sell our end-user systems products, such as the SE 300, and generate lower margins from these products, than the distribution system and margins from our electronic assembly sensor and semiconductor products. To the extent our end-user systems constitute a larger portion of our business, our profitability may be affected.

•	We compete with large multinational systems companies in sales of end-user systems products, many of which are able to take advantage of greater financial resources and larger sales distribution networks. We also compete with new Asian based suppliers of end-user systems products, many of which have lower overall production costs and are willing to offer their products at lower selling prices to customers.

•	We compete in large part based on the technology we have developed and our success will depend in part on how successful we are in protecting that technology and enforcing our technology rights in the United States and other countries.

•	We use outside contractors to manufacture the components used in many of our products and some of the components we order require significant lead times that could effect our ability to sell our products if not available. In addition, if these components do not meet stringent quality requirements or become subject to obsolescence, there could be delays in product availability, and we could be required to make significant investments in designing replacement components.

•	New regulations have been enacted in various countries requiring the reduction of hazardous substances in electronics products and capital equipment in future years. When effective, these regulations will impact production processes of our customers and require us to incorporate lead-free components into our products. If the production processes or our customers are interrupted, or we are not able to complete the transition to lead-free components in our products by the effective date of these regulations, our results of operations could be negatively affected.

•	We plan to continue to introduce a number of new products during fiscal 2005 and if those introductions are delayed, our revenue and profitability could be negatively affected. For example, we have devoted and continue to devote significant resources to complete development and commence sale of our embedded process verification (EPV) products. The introduction of these products has been delayed because of economic conditions affecting our customers, required adaptations for OEM requirements and other issues and these products have yet to generate substantial commercial sales.

•	Our ability to capture, process and report transactions in a timely and accurate manner in compliance with accounting principles generally accepted in the United States is dependant upon the operation of our internal controls over financial reporting. Although we believe our controls, policies, practices and systems are adequate to ensure the integrity of our financial reporting, unanticipated and unauthorized actions of employees (both domestic and internationally), temporary lapses in internal controls due to shortfalls in transition planning and oversight, or resource constraints could lead to improprieties and undetected errors that could impact our financial condition or results of operations.

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

        We are a leading global supplier of optical process control sensors and inspection systems that are used to control the manufacturing process and to ensure the quality of electronic circuit boards manufactured by our customers using surface mount technology (SMT). We also manufacture and sell sensors that assist with the placement and transport of wafers during semiconductor fabrication. Our products assist the global SMT and semiconductor industries in meeting the rigorous quality demands for printed circuit board assembly and semiconductor wafer transport. Using a variety of proprietary technologies such as lasers, optics and machine vision, combined with software, electronics and mechanical design, our products enable manufacturers to increase production volume, product yields and quality by measuring the characteristics and placement of components both during and after manufacturing processes.

        Most of our products (88% of revenue in 2004) are developed and sold for use in SMT electronic circuit board assembly or with equipment used in SMT electronic circuit board assembly. We sell products in this market both as sensor components that are incorporated into products manufactured by other companies for sale to circuit board assembly companies, and as more complete “systems” that are sold directly to circuit board assembly companies. Our sensor products are sold to manufacturers of pick-and-place machines to align electronic surface mount components during placement on the circuit board. Our systems products are sold to contract manufacturers and other companies with surface mount assembly lines, to control quality both off-line and as in-line systems. These systems level products are used by manufacturers of circuit boards to measure screen printed solder paste, to inspect circuit boards and components after component placement, to confirm proper placement after full assembly of circuit boards and to inspect solder joints on printed circuit boards.

        We also develop and sell products for use with the robotic equipment that handles semiconductor wafers during the semiconductor fabrication process. In addition, we sell a frame grabber product line for general industrial applications. These product lines are sold through CyberOptics Semiconductor, Inc. which was formed from the combination of HAMA™ Sensors, Inc. and Imagenation® Corporation, companies acquired in 1999 and 2000. Semiconductor products were 12% of total revenues in 2004.

Market Conditions–Recent Development of the Business

        Our operations are heavily influenced by market conditions in worldwide electronics markets, and particularly in the SMT electronic assembly segment of these markets. These markets have been very cyclical, with periods of strong growth followed by periods of excess capacity and reduced levels of capital spending. Periods of growth in the electronics equipment markets from 1997 through the second quarter of 1998, from the third and fourth quarters of 1999 to the second quarter of 2001, and from the third quarter of 2003 through the end of 2004, resulted in strong sales of our products, particularly OEM sensor products. These same market cycles have influenced sales of our semiconductor products line. The semiconductor equipment cycles have historically followed a similar pattern to those of the SMT market and resulted in a period of strong sales of our products in 2000 and early 2001.

        The worldwide electronics equipment market experienced a dramatic decline starting in the second quarter of 2001, which continued through early 2003. For several quarters during 2001 and 2002, our two largest electronic assembly sensor (EAS) customers, who had purchased a large amount of inventory of our products in anticipation of a continued robust market, ordered virtually no products at all. Our semiconductor products line, which had experienced a record year in 2000, was also severely impacted by the decline in the market for capital equipment for the semiconductor fabrication industry. In response to these market conditions, we took aggressive cost reduction actions during 2001, 2002 and 2003, reducing our worldwide employment by over 50% from 2001 peaks, and closing or downsizing facilities. As part of these measures we eliminated separate executive management within our three principal product groups, consolidated several office locations, streamlined production in part by divesting or making obsolete low volume products and substantially reduced personnel levels in all departments. The last of these internal restructuring measures occurred in the fourth quarter of 2003.

        While we reduced the scope of our operations, we continued to invest heavily during 2002 and early 2003 in new product development in anticipation of market recoveries. We introduced the next generation of our laser align products and have devoted significant resources to the development and introduction of other new or enhanced sensor and system products for the electronic assembly and semiconductor markets and to the development of sensors that contain high speed image acquisition capability to allow for point of placement images in a pick-and-place machine for the first time and embedded image processing (embedded process verification – EPV).

        Starting in the second quarter of 2002, our two principal sensor customers began ordering product at higher levels, although still at lower levels than experienced in 2000. This increased level of orders continued throughout 2003 and we reported substantially improved results for the 2003 fiscal year, resulting in more than a 100% increase in sales of sensor products from 2002 to 2003.

        The strong market continued through the third quarter of 2004, with steady increases in order rates, and a 94% increase in sales of our sensor products from 2003 to 2004. At the same time, we increased levels of sales of our systems products, particularly to original design manufacturer customers (ODM’s) in China. In a new market use, we began selling our end-user systems products for use in inspection of assembly of DRAM memory modules during 2004. To further capitalize on the rapidly growing ODM electronics markets in China, we incorporated a wholly owned subsidiary in China during the fourth quarter of 2004 and continued a focused sales effort during 2004 on sales of system level products to ODM’s in China and throughout Asia. With several new or enhanced product offerings and a strong market during the first three quarters of 2004, our sales increased 63% to $58 million in 2004, and we reported strong earnings. We reported our second highest quarterly revenue in the history of the Company in the quarter ended September 30, 2004.

        Nevertheless, toward the end of the third quarter of 2004, the global markets for electronics again began to soften. Although the economies in the countries where most of our products are sold continue to be strong, the semiconductor market has weakened and with it the circuit board production market. We began seeing reduced order rates toward the end of the third quarter and those reduced rates continued into the first quarter of 2005. Although they were relatively flat as compared to sales in the last quarter of 2003, our revenue declined 42% in the last quarter of 2004, as compared to the record revenue we recorded in the third quarter. Order rates stabilized in the fourth quarter and improved somewhat in the first few months of 2005. Accordingly, and although we cannot predict with precision the trends in markets for electronic inspection, we do not anticipate any further deterioration in the markets or in revenue in the near future.

Objective

        Our objective is to develop complete surface mount technology process control solutions for our customers. We intend to build upon our innovative products in systems for solder paste inspection and component alignment, with new sensing products that will be embedded inside SMT production equipment and we eventually intend to tie these products together as a full-line process control solution. We believe our new embedded process verification (EPV) sensor, which we expect to introduce during the first half of 2005 for sale to end-user customers as an enhancement to an existing pick-and-place machine and later as an OEM product with Universal Instruments, will gain acceptance among OEM’s as a further enhancement to inspection and control. In another step towards embedding sensing products inside production equipment, we plan to introduce during 2005 a fiducial/inspection camera for DEK International Gmbh to be mounted inside their industry leading screen printer to ensure accurate board registration as well as to provide DEK with upgraded capability for solder paste and stencil inspection. We have established an office in China to further penetrate the growing market for manufacturing production equipment there and to increase the percentage of worldwide production lines that use inspection in their production process to improve production yields and reduce cost.

        In our Semiconductor Products group, during 2004, we introduced our Automatic Leveling Sensor (ALS), a wireless wafer-like sensor designed to calibrate semiconductor automation equipment and process tools and are investigating several new products used to calibrate semiconductor process tools.

        Our ability to implement our strategy effectively is subject to numerous uncertainties and risks, including market conditions in the global SMT circuit board assembly and semiconductor fabrication capital equipment markets and our timely completion of development and successful commercial introduction of planned new products. We cannot assure you that our efforts will be successful.

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

SMT Electronic Assembly Sensors

        Our SMT electronic assembly sensor product line, which has generated the largest component of our sales during the past eight years, is a family of sensors that uses similar technology, but that are customized for each customer and incorporated into the products of equipment manufactured by our customers for use in SMT circuit board assembly. We work closely with our original equipment manufacturer customers to integrate sensors into their equipment.

        LaserAlign. Our LaserAlign sensor family has accounted for the vast majority of sales in the SMT electronic assembly sensors product line. These sensors are sold for incorporation into component placement machines used in the SMT production line that are manufactured by a number of different OEM customers. Sales of these products, including service repairs, to Juki Corporation and Assembleon N.V., accounted for approximately 22% and 19% of our revenue in 2004, respectively, and approximately 21% and 15% of our revenue in 2003, respectively. Accordingly, revenues and operations are currently heavily influenced by the level of purchases from these two customers (including Assembleon N.V. purchases of Board Align Camera–see below) and by the health of the SMT production industry.

        The LaserAlign family of products aligns components during transport on a pick-and-place machine prior to placement on a circuit board. After solder paste has been deposited and inspected, extremely small surface mount components known as chip capacitors and resistors are placed on the solder pads by component placement machines. LaserAlign sensors are incorporated into the placement heads of component placement machines to ensure accurate component placement at high production speeds. Various high-speed component placement machines use between one and sixteen LaserAlign sensors per machine. LaserAlign integrates an intelligent sensor, composed of a laser, optics and detectors with a microprocessor and software for making specific measurements. LaserAlign enables quick and accurate alignment of each component as it is being transported by the pick-and-place arm for surface mount assembly. Using non-contact technology, LaserAlign facilitates orientation and placement of components at much higher speeds than can be achieved using conventional mechanical or machine vision component centering systems.

        The LaserAlign sensor is offered in several different configurations to satisfy the requirements of the different machines on which it is used. The latest version of the LaserAlign sensor technology was introduced in a new sensor for Assembleon N.V. during 2003. Revenue from new product shipments of LaserAlign sensors has been a principal contributor to our growth during the past five years and accounted for 32% of our revenue in 2004, 30% in 2003, and 19% in 2002.

        BoardAlign Camera (BA Camera). The BA Camera, which is incorporated directly into the placement head of component placement machines, identifies fiducial markings on a circuit board and aligns the board in the component placement machine prior to component placement. The BA Camera was introduced in a sensor for Assembleon N.V. during 2003 to be incorporated into their latest version component placement machine. Revenue from shipments of BA Camera sensors to Assembleon N.V. accounted for approximately 9% and 5% of our revenue in 2004 and 2003, respectively.

        Laser Lead Locator. The Laser Lead Locator, which is incorporated directly into fine pitch component placement machines, inspects components immediately before placement on the circuit board to identify defective or damaged leads and determines if all lead tips lie within the same plane. Sales of Laser Lead Locator have decreased over the last five years as customers have found alternative products for lead coplanarity inspection and as the need for inspection has decreased due to the continuing transition toward area array type packages for which Laser Lead Locator does not apply. We made our last shipments of Laser Lead Locator products in early 2004.

SMT Systems Products

        Our SMT systems product line consists of stand-alone measurement and inspection systems used in the SMT electronic assembly industry for process control and inspection. These systems are sold directly to end-user manufacturing customers that use them in a production line or along-side a production line to maintain process and quality control. Our products incorporate proprietary sensors as well as substantial, off the shelf, translation or robotics hardware and complete computer systems or processors with internally developed software.

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

        We first introduced the SE 300 in March 2000 and recorded our first revenues from sale of the SE 300 in the fourth quarter of 2000. The SE 300 is designed to inspect the height, area and volume of 100% of a circuit board at production line speeds and with resolution that allows it to measure the smallest chip scale packages and micro ball array component sites. The SE 300 can be retrofitted and integrated into most SMT production lines, providing real time quality control immediately after a printed circuit board leaves the screen printer and before component placement commences. Revenues from shipments of the SE 300 accounted for 26% of our revenue in 2004, 29% in 2003, and 27% in 2002.

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

        Automated Optical Inspection (KS) Products. The KS series of Automated Optical Inspection (AOI) products was initially introduced in the fourth quarter of 2000 and incorporates in-process technology acquired from Kestra Ltd in 1999. These in-line products measure and inspect circuit boards after component placement to determine whether all components are present, that all components have been placed correctly and the quality of solder joints after reflow. The principal advantage of the KS series AOI products is ease of use for the operator compared to other AOI machines and the low level of false calls.

        We have introduced a number of versions of the KS series AOI products since their initial introduction in 2000. The latest version, KS Flex introduced in 2003, incorporates high-resolution color cameras for improved imaging, and is designed to inspect the placement of very small (0201) components on circuit boards. In addition, KS Flex allows for a variety of machine configurations (different number of cameras based on board size and resolution requirements) based on customer needs.

Semiconductor Products

        Although we had sold some sensors for semiconductor wafer inspection prior to 1999, the semiconductor product line became a significant part of our business with the acquisition of certain assets of HAMA Laboratories, Inc. in 1999 and was further expanded with the acquisition of Imagenation Corporation in 2000. Currently, our principal semiconductor products are sensors that inspect the presence and orientation of semiconductor wafers in cassettes and FOUPS during the fabrication process. Other products include frame grabber and machine vision subsystems that were developed and sold by Imagenation. All semiconductor products are sold to original equipment manufacturers for incorporation into their workstations and systems.

        Wafer Mapping and Alignment Sensors. We manufacture and sell laser based reflective sensors that improve the performance of robotic wafer handling equipment. During the fabrication process, semiconductor wafers are stored in slotted cassettes during transport to various fabrication tools. Robotic equipment removes the wafers from the cassettes and inserts them into a fabrication tool. Our wafer mapping sensors inspect for the presence of wafers in the cassettes and determine if the wafer is properly present and located in the cassette. We introduced an improved version of the wafer mapper product, the EXQ mapper, in late 2003 that we expect to become a larger proportion of our sales in future periods.

        Frame Grabber Products and Machine Vision Subsystems. Frame grabber products are a machine vision component that captures, digitizes, and stores video images. These products are currently sold into a broad array of applications in a number of different industries, with strategic emphasis on semiconductor customers. We offer both digital and analog versions of frame grabbers under the Imagenation trademark.

        Auto Leveling Sensor. We introduced the WaferSense™ auto leveling sensor (ALS), our level calibration tool for semiconductor process tools, in late 2004. The WaferSense ALS is a wireless, vacuum-compatible sensor that can be placed in cassettes, FOUPS, on end effectors, aligners, in load locks and process chambers used in semiconductor fabrication to ensure that all stations are level and coplaner. Because the user is not required to break down semiconductor fabrication equipment, or evacuate a vacuum chamber, we believe that WaferSense ALS will save significant time over the manual leveling currently used by customers and increase equipment up-time, through-put and process yield.

Markets and Customers

        We sell the vast majority of our products into the electronics manufacturing market (88% of total revenues in 2004), particularly the portion servicing manufacturers doing SMT circuit board assembly. The value of automation is high in this market because the products produced have high unit costs and are manufactured at speeds too high for effective human intervention. Moreover, the trend in these industries toward smaller devices with higher circuit densities and smaller circuit paths requires manufacturing and testing equipment capable of extremely accurate alignment and multidimensional measurement such as achieved using non-contact optical sensors. Customers in these industries also employ knowledgeable engineers who are competent to work with computer-related equipment. Our LaserAlign products are sold to OEM’s serving this market and the SE 300 and KS series inspection systems are sold to end-user electronic assembly manufacturers in this market.

        We sell our semiconductor products into the semiconductor capital equipment market, for use in the fabrication of semiconductor devices. This market has many of the same characteristics as the SMT electronics assembly market and requires non-contact optical measurement tools that enable the production of more complex, higher density and smaller semiconductor devices. We sell our wafer mapping and alignment sensors to manufacturers of equipment that transport wafers during the semiconductor manufacturing (front-end fabrication) process. Our new WaferSense ALS will be sold directly to semiconductor fabrication facilities for use by process and equipment engineers during the production of semiconductor wafers.

        An increasing proportion of our end-user SMT System sales are being originated in the low cost geographies of Asia, and particularly in the People’s Republic of China. While there is a limited amount of new worldwide production capacity being added due to excess capacity for circuit board assembly, the new facilities that are being built are primarily in China. Consequently, most capital equipment suppliers are increasing their sales and operational capabilities in China to pursue sales in this market. In response, we opened our Singapore office in 2001 to support SMT Systems sales throughout Asia and opened a sales office in China in October 2004. This market is also important to our OEM electronic assembly sensor product lines as our OEM customers are looking to sell their pick-and-place equipment into this market.

        We sell our products worldwide to many of the leading manufacturers of electronic circuit board assembly equipment, semiconductor capital equipment manufacturers and end-user electronic assembly manufacturers. Although we maintain sales offices in the UK, Singapore and China, all manufacturing of our products occurs in the United States and all sales originate in the United States.

        There has been a significant increase in export sales from 2002 to 2004 as the result of the majority of new worldwide electronics and semiconductor capacity being added in Asia. In addition, a significant portion of our export sales to Europe are OEM electronic assembly sensors that ultimately are sold by our OEM customer into Asia. The following table sets forth the percentage of total sales revenue represented by total export sales (sales for delivery to countries other than the United States, including sales delivered through distributors) by location during the past three years:

	Year Ended December 31,

	2004	2003	2002

Asia	46%	53%	36%

Europe	34%	25%	25%

Other (1)	1%	1%	6%

(1) Includes export sales in North America, primarily export sales to Canada, Mexico and Latin America.

        See Note 12 to the Company’s Consolidated Financial Statements contained in item 8 of this Form 10-K.

        All export sales are negotiated, invoiced and paid in U.S. dollars. Accordingly, although changes in exchange rates do not affect revenue and income per unit, they can influence the willingness of customers to purchase units.

Sales and Marketing

        Our electronic assembly sensors and wafer mapping semiconductor products are sold to large OEM customers by direct sales staff located in Minnesota, Oregon and California. Our systems products are primarily sold through independent representatives and distributors managed by direct sales personnel located in Minnesota, as well as in the UK, Singapore and China. We have agreements with 17 representatives and distributors in North and South America who focus primarily on SMT Systems products sold to end-users. We make most of our sales to international end-users of systems products through 20 representatives and distributors covering Europe (12) and the Pacific Rim (8).

        We sell our semiconductor frame grabber products through direct sales staff located in Portland, Oregon, and through 25 sales representatives throughout the world. These representatives are not under contract, but are authorized to sell frame grabber products and in many cases act as system integrators for our products. We are in the process of establishing a worldwide sales representative organization for WaferSense semiconductor products. We currently have agreements in place or in process with sales representatives in the U.S. (2), Europe (3) and Pacific Rim (8). Most of these sales representatives will also be authorized to sell wafer mapping semiconductor products.

        We market our products through appearances at industry trade shows, advertising in industry journals, articles published in industry and technical journals and on the Internet. In addition, we have strategic relationships with certain key customers that serve as highly visible references.

Backlog

        Our products are typically shipped two weeks to two months after the receipt of an order. Since 1993, however, our two large laser align customers have placed orders for delivery over as many as 12 months. Product backlog was $3.7 million at December 31, 2004, compared to $6.6 million on December 31, 2003, and $2.8 million on December 31, 2002. Substantially all of the 2004 backlog is deliverable in the first quarter of 2005. On a relatively small portion of system products, revenue is not recognized until final customer acceptance. Although our business is generally not of a seasonal nature, sales may vary seasonally based on the capital procurement practices in the electronics and semiconductor industries. Our scheduled backlog at any time may vary significantly based on the timing of orders from OEM customers. Accordingly, backlog may not be an accurate indicator of performance in the future.

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

        We believe that continued and timely development of new products and enhancements to existing products is essential to maintaining our industry leading position in the market. As a technology based company, we commit substantial resources to research and development efforts, which plays a critical role in maintaining and advancing our position as a leading provider of optical sensors and systems. During 2004 and 2003, research and development efforts were primarily focused on initial development activities for several new sensor products, including development of our new Embedded Process Verification sensor family (EPV®), continued development of the SE and KS series inspection systems, next generation LaserAlign products, board alignment cameras and enhancements to the semiconductor wafer mapping sensor family. In addition, we are continuing development of new products for the semiconductor market, and completing development of the recently introduced WaferSense™ auto leveling sensor (ALS). During 2005, we intend to complete the development and introduction of our first EPV sensors and to adapt that sensor for additional OEM customers, to complete development of new semiconductor products, to complete an enhancement and upgrade of the SE product family and to fund various other product opportunities.

        Research and development expenses were $7.6 million in 2004, $7.2 million in 2003, and $8.0 million in 2002. These amounts represented 13% of revenues in 2004, 20% in 2003 and 33% in 2002. Research and development expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. Research and development resource utilization is centrally managed based on market opportunities and the status of individual projects.

Manufacturing

        Much of our product manufacturing, which is primarily circuit board manufacturing, lens manufacturing and metal parts production, is contracted with outside suppliers. Our production personnel inspect incoming parts, assemble sensor heads and calibrate and perform final quality control testing of finished products. Our products are not well suited for the large production runs that would justify the capital investment necessary for complete internal manufacturing. Our electronic assembly sensor products and SMT systems products are assembled in Minneapolis, MN, and our semiconductor products are assembled in Portland, OR.

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

        The primary competition for sales of our SE 300 products has been GSI Lumonics, Inc. (SVS division), Agilent Technologies, Inc. and Orbotech, Ltd. (Israel). More recently Asian based companies such as Koh Young Technology (Korea), CKD Corporation (Japan) and Test Research, Inc. (Taiwan) have introduced lower cost three dimensional inspection systems that provide less performance than the SE 300, but are increasingly competing for SE 300 sales in the Pacific Rim. In addition, some manufacturers of screen printing equipment provide optional 2-D solder paste inspection, and other machine vision companies (AOI companies) have started offering 2-D and occasionally 3-D solder paste inspection products. Although we believe the SE 300 competes favorably against these competitive products on the basis of performance and reliability, the introduction of lower cost competitive models has required us to decrease the price of the SE 300 in some markets.

        Our AOI inspection system products (KS Products) face competition from a large number of AOI companies, the most significant being Agilent (formerly MVT), Orbotech, Ltd. (Israel), Viscom (Germany), Saki Corporation (Japan) and Omron, Ltd. (Japan). We believe that the technology used in the KS series is differentiated from the competition and that it will compete effectively in this market based on measurement accuracy, ease of use and the low rate of false calls.

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

Employees

        As of December 31, 2004, we had 163 full-time and 2 part-time employees worldwide, including 35 in sales, marketing and customer support, 64 in manufacturing, purchasing and production engineering, 46 in research and development and 20 in finance, administration and information services. Of these employees, 116 are located at our corporate headquarters in Minneapolis and 49 are located in other offices (4 in the UK, 30 in Oregon, 6 in Singapore and 3 in China). To date, we have been successful in attracting and retaining qualified technical personnel, although there can be no assurance that this success will continue. None of our employees are covered by collective bargaining agreements or are members of a union.

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

        We hold 84 patents (51 U.S. and 33 foreign) on a number of technologies, including those used in the LaserAlign systems, Laser Lead Locator and other products. Some of the patents relate to equipment such as pick-and-place machines, into which our sensor products are integrated. In addition, the Company has 94 pending patents (26 U.S. and 68 foreign). We protect the proprietary nature of our software primarily through copyright and license agreements, but also through close integration with our hardware offerings. We utilize 15 registered trademarks, 3 of which are foreign. We also have 10 domain names and several common law trademarks. It is our policy to protect the proprietary nature of our new product developments whenever they are likely to become significant sources of revenue. No guarantee can be given that we will be able to obtain patent or other protection for other products.

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

ITEM 2. PROPERTIES

        We lease a 70,000 square foot mixed office and warehouse facility built to our specifications in Golden Valley, Minnesota, which functions as our corporate headquarters and primary manufacturing facility. The lease, which is on a triple net basis for a ten year term (from May 1996) with two three year renewal options, provides for rental payments at approximately $7.50 per square foot initially, increasing to $8.50 per square foot. As of December 31, 2004, we also have operating leases in Oregon (CyberOptics Semiconductor, Inc.), Singapore (CyberOptics (Singapore) Pte. Ltd.), Massachusetts, and Shanghai which expire in May 2007, May 2005, August 2006, and August 2006, respectively.

ITEM 3. LEGAL PROCEEDINGS

        We are not currently subject to any material pending or threatened legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of 2004.

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

	2004		2003
Quarter	High	Low	High	Low

First	$19.67	$11.34	$6.30	$3.90

Second	$26.63	$17.51	$7.69	$3.99

Third	$26.24	$14.55	$10.25	$6.74

Fourth	$17.17	$10.28	$11.34	$9.50

        As of March 11, 2005, there were approximately 216 holders of record of common stock and approximately 3,250 beneficial holders. We have never paid a dividend on common stock. Dividends are payable at the discretion of the Board of Directors out of funds legally available therefore. Our board has no current intention of paying dividends.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Financial Summary
CyberOptics Corporation
(In thousands, except per share information)

Year Ended December 31	2004 (1)	2003 (2)	2002 (3)	2001 (4)	2000 (5)

Revenues	$58,037	$35,636	$24,634	$38,446	$64,036
Income (loss) from Operations	12,325	(2,814)	(13,908)	(8,594)	11,369
Cumulative Effect of Change in
Accounting Principle					(135)
Net Income (loss)	10,626	(2,637)	(13,555)	(4,164)	7,089
Net Income (loss) per Share:
Basic	1.23	(0.32)	(1.66)	(0.52)	0.91
Diluted	1.18	(0.32)	(1.66)	(0.52)	0.84

Cash and Marketable Securities	$40,284	$24,822	$20,818	$28,560	$28,285
Working Capital	38,921	26,963	25,268	33,492	34,535
Total Assets	65,096	47,926	48,274	61,181	68,817
Stockholders’ Equity	57,951	41,752	44,062	57,038	59,783

_________________

(1)	2004 results include charges of $169 related to reduced assumptions for estimated sub-lease income.

(2)	2003 results include a $1.2 million charge for workforce reductions, leased facility consolidation and other restructuring charges and a $632 charge for accelerated amortization of intangible assets. In addition, 2003 includes a $645 gain from a technology transfer and license.

(3)	2002 results include an increase in the valuation allowance for deferred income taxes of approximately $4.3 million. In addition, 2002 results include a pre-tax charge of $1.6 million for workforce reduction costs and other restructuring charges.

(4)	2001 results include a pre-tax charge of $419 for workforce reduction charges.

(5)	2000 results include a pre-tax charge of $2.1 million for acquired in-process research and development and a $308 pre-tax charge for the write-off of impaired technology.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview:

        Our products are sold primarily into the electronics assembly and semiconductor fabrication capital equipment markets, where we sell products both to original equipment manufacturers of production equipment and to end-user customers that produce circuit boards and semiconductor wafers and devices. Historically these markets have been very cyclical, with periods of rapid growth as worldwide capacity is added to support increased consumer demand for electronic products, and new capital equipment is purchased as a result of technology changes in electronics components, such as miniaturization, and changing production requirements. These periods of growth have historically been followed by periods of excess capacity and reduced capital spending.

        We experienced an exceptionally strong year in 2004, as increased revenues were driven by growth in the electronic assembly and semiconductor fabrication capital equipment markets that began in the second half of 2003, and continued for much of 2004. In addition, market acceptance of new and enhanced products developed during the industry downturn from 2001 to early 2003, and our expanded Asian distribution channel allowed us to increase market penetration and participate more fully in this industry recovery. As a result we reported sequential quarter over quarter revenue growth from the third quarter of 2003 through the third quarter of 2004, where we reported near record revenues of $19.4 million and increased consolidated revenues for fiscal 2004 by 63% over 2003. This strong 2004 followed a period from 2001 to early 2003 where the electronics and semiconductor fabrication capital equipment markets were significantly depressed. During a portion of this period (second half of 2001 to mid 2002) our two largest OEM customers, which accounted for 50% of our revenue in 2004, virtually ceased ordering products. The level of revenues from our Semiconductor and SMT systems product groups was also significantly impacted by this severe industry decline.

        2004 operating results also significantly benefited from a lower cost structure implemented during 2001, 2002 and 2003. In response to reduced revenues and operating losses, we took aggressive cost reduction actions, including reducing our worldwide employment by over 50% from 2001 peaks, and closing or downsizing facilities. As a result, 2004 operating profits reached $12.3 million and net income reached $10.6 million or $1.18 per diluted share, compared to net losses reported from 2001 to 2003. Net income in 2004 reflects a 16% effective tax rate, which is significantly lower than statutory rates. See Note 7 of this Form 10-K for a further discussion of the accounting treatment for income taxes. Our balance sheet is also well positioned as the result of improved operating results and effective management of working capital and other assets. We have no debt and our cash and marketable securities are $40.3 million at December 31, 2004 compared to $24.8 million at December 31, 2003. We generated $15.5 million of cash and marketable securities in 2004, of which approximately $10.5 million was from operating activities, including capital purchases, and approximately $5.1 million from issuing shares as the result of option exercises and participation in the Employee Stock Purchase Plan.

        Toward the end of the third quarter of 2004, the global markets for electronics again began to soften. Although the economies in the countries where most of our products are sold continue to be strong, the semiconductor market has weakened and with it the circuit board production market. We began seeing reduced order rates toward the end of the third quarter and those reduced rates continued into the first quarter of 2005. Although they were relatively flat as compared to sales in the last quarter of 2003, our revenue declined 42% in the last quarter of 2004 as compared to the near record revenue we recorded in the third quarter. Order rates stabilized in the fourth quarter and in the first few months of 2005. Accordingly, and although we cannot predict with precision the trends in markets for electronic inspection, we do not anticipate any further deterioration in the markets or in revenue in the near future.

Results of Operations for the Three Years Ended December 31, 2004:

        Revenues

        Our revenues increased by 63% to $58.0 million in 2004 from $35.6 million in 2003, and increased 45% in 2003 from $24.6 million in 2002. The following table sets forth, for the years indicated, revenues by product line (in thousands):

	2004	2003	2002

OEM Solutions:
Electronic Assembly Sensors	$31,275	$16,122	$8,052
Semiconductor Products	7,018	5,550	6,185
SMT Systems	19,744	13,964	10,397

Total	$58,037	$35,636	$24,634

        Revenues from our electronic assembly sensors products increased $15.2 million or 94% during 2004 compared to 2003, and by $8.1 million or 100% during 2003 compared to 2002. During 2004, revenues from electronic assembly sensors, primarily our LaserAlign sensors, were positively impacted by improved market conditions in the worldwide market for SMT capital equipment and by the introduction of two new sensors for one of our large customers. These sensors were designed for the latest generation pick-and-place machine of this customer, which was introduced during 2003 and result in a higher content of our products per machine than in the previous version. During 2003, revenues began to improve during the second half of the year due to improved market conditions and the initial introduction of the previously discussed new sensors. During 2002, revenues were negatively impacted by the depressed market conditions in the worldwide market for SMT capital equipment. This slowdown began in the first half of 2001 and continued throughout 2002 and early 2003. The market impact was compounded by the relatively large inventory of LaserAlign sensors that had been accumulated by our two principal customers during 2001, resulting in virtually no new orders from those customers during the second half 2001 and early 2002.

        Revenues from Semiconductor Products (including revenues from Imagenation frame grabber products for semiconductor and other applications) increased $1.5 million or 26% in 2004 compared to 2003, following a decrease of $635,000 or 10% in 2003 compared to 2002. The increase in 2004 was primarily due to higher revenues from wafer mapping sensors as a result of improved market conditions in the semiconductor fabrication capital equipment market for much of 2004. Frame grabber revenues increased slightly in 2004 compared to 2003, as the result of improved conditions in the general industrial capital equipment markets. The decrease in 2003 as compared to 2002 was primarily the result of lower frame grabber revenues, reflecting a technology change away from analog frame grabbers like those we sell and weakness in the general industrial capital equipment market. Revenues from wafer mapping sensors were approximately flat between 2003 and 2002.

        Revenues from our SMT systems products increased $5.8 million or 41% during 2004 compared to 2003 and increased $3.6 million or 34% during 2003 compared to 2002. During 2004 and 2003, revenues from SMT systems, primarily our SE 300 solder paste inspection system, were positively impacted by improved market conditions in the SMT capital equipment markets and by success in selling systems to many of the large manufacturers of circuit boards in Asia (particularly China). A large portion of the worldwide production capacity for printed circuit boards is being added in Asia, and we have been successful in selling inspection systems to new and existing customers in that region through our expanded distribution capability (opened Singapore sales office in 2001 and a sales office in China in 2004). In addition, during 2004 revenues from our KS series AOI systems increased $1.5 million compared to 2003 levels. We believe that increased use of outsourcing for circuit board assembly, production difficulties associated with smaller component sizes, increased production speeds and increased cost pressure on companies manufacturing circuit boards has caused increased demand for our inspection equipment.

        International revenue totaled $46.8 million in 2004, $28.2 million in 2003 and $16.5 million in 2002, comprising 81%, 79% and 67% of total revenue, respectively. The international markets of China and the rest of Asia, Japan and Europe account for a significant portion of the production capability of capital equipment for the manufacture of electronics, the primary market for our electronic assembly sensor and SMT system product lines. As manufacturing of electronic components has migrated offshore, and particularly to China, an increasing proportion of our sales have been to international customers.

        Gross Margin

        Gross margin increased to 59% of sales in 2004 from 52% in 2003 and 41% in 2002. There are three primary reasons for improved gross margins as a percentage of revenues in 2004 and 2003: increased revenue volume, a change in our revenue mix with higher levels of OEM sensor revenues and the impact of cost reduction measures implemented during 2001 to 2003. Our gross margin is highly dependent on the level of revenues and resulting production levels over which to spread fixed manufacturing overhead costs that do not vary with activity levels. In addition, with higher production volumes manufacturing processes become more efficient and we are able to negotiate lower material costs from our suppliers as the result of volume discounts which reduces the overall cost of producing products for sale. Revenue levels increased 63% in 2004 compared to 2003 and increased 45% in 2003 compared to 2002, significantly contributing to higher gross margins. Further, our OEM sensor products carry higher gross margins as a percentage of revenues than end-user systems products, and our sensor products constituted a growing proportion of our total revenue in 2004 and 2003. Also contributing to higher gross margins in 2003 compared to 2002, was significantly reduced cost for obsolete inventory.

        Partially offsetting these positive influences on gross margins are continued price pressure resulting in lower selling prices for our products, particularly our end-user systems products, and increased warranty costs in 2004 compared to 2003. We expect lower forecasted sales levels in early 2005, and continued pricing pressure as a result of additional competitors in the marketplace to have a negative impact on gross margins.

        Research and Development Expenses

        We increased research and development expenses by 6% to $7.6 million in 2004, following a decrease of 10% to $7.2 million in 2003 compared to $8.0 million in 2002. As a percentage of revenue, research and development expenses decreased to 13% in 2004, compared to 20% in 2003 and 33% in 2002. As a percentage of revenue, research and development expense was maintained at relatively high levels during 2002 and 2003, as we continued to fund product development on important new products even as revenue levels declined. Although in early 2004 our investment in research and development remained relatively constant with 2003 levels, as revenue levels continued to grow throughout 2004 we increased the level of research and development spending to accelerate completion of projects and to increase the number of development projects in process. In addition, costs of company wide incentive programs associated with increased revenue and profits significantly contributed to increased research and development expense in

2004. Reduced research and development expense in 2003 compared to 2002 was primarily the result of a series of cost reduction initiatives implemented during those periods in reaction to declining revenues.

        During 2004 and 2003, research and development efforts were primarily focused on initial development activities for several new sensor products, including development activities on the new Embedded Process Verification sensor family (EPV®), continued development of the SE and KS series inspection systems, next generation LaserAlign products, board alignment cameras and enhancements to the semiconductor wafer mapping sensor family. In addition, we are continuing development of new products for the semiconductor market, and are completing development of the recently introduced WaferSense™ auto leveling sensor (ALS). Customer-funded research and development is recognized as a reduction of research and development expense. During 2004, customer-funded research and development expense totaled $90,000 compared to $14,000 in 2003 and $75,000 in 2002. We are currently expecting research and development expenditures to be flat or slightly lower in 2005 as compared to 2004. However, we are currently considering several additional projects and may increase expenditures based on an assessment of the future revenue and profit potential of new products and our expected 2005 operating results.

        Selling, General and Administrative Expenses

        We increased our selling, general and administrative expenses by 11% to $13.1 million in 2004, following a decrease of 10% to $11.8 million in 2003 compared to $13.2 million in 2002. As a percentage of revenue, selling, general and administrative expenses decreased to 23% in 2004, compared to 33% in 2003 and 54% in 2002. The dollar increase in selling, general and administrative expense is primarily due to additional investment in sales and marketing, primarily in Asia, increases in other costs associated with supporting a growing end-user systems revenue base and company wide incentive programs associated with higher revenue and profit levels. In addition, increased corporate governance costs, including costs associated with implementing an internal control framework in accordance with section 404 of the Sarbanes Oxley Act of 2002 had a significant impact on increased selling, general and administrative expenses. The dollar decrease in selling, general and administrative expenses in 2003 compared to 2002 was primarily due to the effect of cost reduction measures implemented during those periods, which primarily included workforce reductions and related costs and reductions in other discretionary spending. We are currently expecting selling, general and administrative expenses in 2005 to be at or about the levels recorded in 2004.

        Restructuring and Severance Costs

        During 2001 to 2003, we implemented a series of workforce reductions, closed our facility in California, downsized facilities in the UK and Minneapolis and made other reductions in discretionary spending designed to reduce our cost structure in light of declining revenues during those periods caused by the depressed capital equipment markets for suppliers to electronics manufacturing.

        During 2004, we recorded restructuring charges of $169,000. These charges reflected our change in estimate relative to the amount of sub-lease income we will receive from space vacated during the corporate restructuring in December 2003. Although this space is being marketed for sub-lease, we have not been successful in securing a sub-lease tenant and our lease term ends in May 2006. Consequently, we determined it was appropriate to record an additional charge assuming that no sub-lease income would be received on the property vacated during 2003.

        In December 2003, we completed the buy-out of our UK facility lease effective in the first quarter of 2004. Following this buyout, we signed a new lease for less space in the same facility. The cost of the buy-out, paid in December 2003, was approximately $219,000. In addition, during December 2003, we permanently vacated approximately 18,000 square feet of our primary Minneapolis facility and recorded a restructure charge of approximately $390,000 for future lease payments (reduced for estimated sub-lease income of approximately $201,000) and related costs.

        In September 2003, we incurred approximately $463,000 of severance and costs associated with restructuring measures. Cost reduction measures included workforce reductions associated with downsizing direct sales and marketing resources in North America and Europe, the consolidation of UK R&D operations into our Minneapolis headquarters and other general cost reduction measures. Severance costs were associated with a planned workforce reduction of 20 people. Of these costs, approximately $283,000 was paid as of December 31, 2003. Severance and associated costs of $180,000 were accrued as of December 31, 2003, and paid as of September 30, 2004.

        In January 2003, we incurred approximately $170,000 of severance costs and facility closure costs associated with further consolidation of our semiconductor product group from Redwood City, California to Portland, Oregon. Severance costs were associated with a workforce reduction of 5 people. Substantially all of these costs were paid as of March 31, 2003.

        In June 2002, we incurred approximately $800,000 of severance and related costs associated with cost reduction measures. Cost reduction measures included a workforce reduction, and discretionary spending reductions. Severance costs were associated with a workforce reduction of 48 people. Approximately $640,000 of these costs was paid as of December 31, 2002. Severance costs of approximately $160,000 were accrued as of December 31, 2002, and substantially paid as of June 30, 2003.

        In January 2002, we incurred approximately $847,000 of severance costs associated with cost reduction measures. Cost reduction measures included a workforce reduction, discretionary spending reductions, and the consolidation of semiconductor product manufacturing in Portland, Oregon. Severance costs were associated with a workforce reduction of 22 people. Approximately $655,000 of these costs was paid as of December 31, 2002. Facility exit and severance costs of $192,000 were accrued as of December 31, 2002 and all were paid in January 2003.

Changes to the restructuring liability accounts included the following (in thousands):

	Employee Termination Benefits	Lease Commitment Costs	Other	Total

Restructuring liability, December 31, 2001	$—	$—	$—	$—
Initial expense and accrual	1,362	250	35	1,647
Cash payments	(1,214)	(62)	(19)	(1,295)

Restructuring liability, December 31, 2002	148	188	16	352

Initial expense and accrual	541	694	7	1,242
Cash payments	(509)	(510)	(23)	(1,042)

Restructuring liability, December 31, 2003	180	372	—	552

Change in estimate		169		169
Cash payments	(180)	(236)		(416)

Restructuring liability, December 31, 2004	$—	$305	$—	$305

        Gain on Technology Transfer and License

        In March 2003, we transferred to the Optical Gaging Products (OGP) Division of Quality Vision International, Inc. (QVI) the rights and technology necessary to manufacture our Digital Range Sensors (DRS). In addition, we granted QVI a non-exclusive license to the intellectual property associated with this product line and sold a portion of our inventory as part of this transaction. QVI had been the primary customer for DRS sensors prior to this agreement as part of a separate 1999 agreement. The agreement called for QVI to pay $750,000 as a one-time fee for the purchase of fixtures, a technology transfer fee and a non-refundable royalty payment. In addition, we sold QVI raw material inventories associated with the product line. The gain was determined as the difference between the proceeds received and our carrying value of product line inventory and fixed assets prior to the sale. As a result of this transaction, we recorded a $645,000 gain in the three-month period ended March 31, 2003.

        Amortization of Intangible Assets

        Amortization of acquired intangible assets was approximately $908,000 in 2004 compared to $1.8 million in 2003 and $1.1 million in 2002. The decrease in amortization during 2004 compared to 2003 is primarily the result of a $632,000 charge in 2003 to accelerate the amortization of certain intangible assets established as the result of the acquisition of HAMA Laboratories, Inc. in 1999. In addition, certain acquired intangible assets became fully amortized during 2004. Amortization of intangible assets is expected to be approximately $1.0 million in 2005.

        During the third quarter of 2003, the amortization of intangible assets related to certain product lines and technologies were determined to be non-strategic. These general-purpose sensor product lines were discontinued during 2004, and consequently, amortization of the developed technology was accelerated. The acceleration of the amortization resulted in approximately $632,000 of additional amortization expense during the third quarter of 2003.

        Effective Tax Rate

        We carry the benefit we will derive in future accounting periods from tax losses and credits and deductible temporary differences as a “deferred tax asset” on our balance sheet. In the third quarter of fiscal 2002, however, we recorded a full valuation allowance (a charge to income to fully reserve against the net deferred tax asset) against our deferred tax assets. We recorded this valuation allowance because the cumulative losses we had incurred over the three years prior to that date and the operating losses we continued to incur made it questionable whether we would realize value from the deferred tax assets and because we fully utilized our loss carryback potential in 2002. Since the third quarter of fiscal 2002, we have continued to record in each quarter a full valuation allowance against all future tax benefits produced by our operating results. We assess the realizability of our deferred tax assets and the need for this valuation allowance based on Statement of Financial Accounting Standards No. 109. We expect to continue to record a full valuation allowance until we can sustain a level of profitability that demonstrates our ability to use these assets. At that time, the valuation allowance will be reassessed, and could be eliminated, resulting in the recognition of deferred tax assets.

        During 2004, we recorded an income tax provision of approximately $2.0 million resulting in an effective income tax rate of approximately 16%. Income earned in 2004 will result in our fully utilizing remaining tax operating loss carryforwards with the result that we paid income taxes in 2004. Because we continue to maintain a valuation allowance on deferred tax assets (deferred tax assets not available to reduce taxable income or taxes payable in 2004) these taxes paid are recorded as an expense, resulting in an effective rate of 16%.

        We recorded a tax provision of $214,000 in 2003 resulting from tax on income generated by our foreign subsidiaries. There was no tax benefit recorded on U.S. based operating losses in 2003 as the result of establishing a valuation allowance against deferred tax assets in 2002.

        We recorded a tax benefit of $1.0 million in 2002 resulting in an effective income tax rate of 7%. The effective tax rate was substantially lower than the U.S. statutory tax rate of 35% primarily as the result of establishing a valuation allowance against deferred tax assets during the third quarter of 2002. The tax benefit and effective income tax benefit rate in 2002 were impacted by establishing valuation allowances of approximately $4.3 million, offsetting deferred tax assets that require future taxable income to be realized. Of the $4.3 million valuation allowance established in 2002, $2.5 million represents deferred tax assets established in prior years with the balance reflecting deferred tax assets generated as the result of 2002 taxable losses.

        Interest Income and Other

        “Interest income and other” primarily includes interest earned on investments and losses associated with foreign currency translation. Interest income increased during 2004 as the result of additional invested funds. These increases were offset by increased translation losses and other items resulting in a slight decline in interest income and other compared to 2003. Interest income declined during 2003 compared to 2002 as a result of declining interest rates on invested funds. In addition, during 2002, we recorded losses of $1.5 million on equity method investments related to Avanti Optics Corporation, a related party.

Liquidity and Capital Resources

        Our cash and cash equivalents increased by $14.1 million during 2004 primarily because of $11.7 million of cash generated from operating activities and approximately $5.1 million of cash generated from financing activities, offset by the purchase of $1.6 million of marketable securities, net of maturities of marketable securities, and the purchase of $1.2 million of capital assets. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities and investment of cash balances resulting from those maturities, or from other sources of cash, in addition to marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Our combined balances of cash and marketable securities increased $15.5 million to $40.3 million as of December 31, 2004 from $24.8 million as of December 31, 2003.

        We generated $11.7 million of cash from operations during 2004. Cash generated from operations primarily included net income of $10.6 million, which included $2.6 million of net non-cash expenses for depreciation and amortization, provision for inventory obsolescence, foreign deferred taxes and other non-cash items, tax benefits from the exercise of stock options of $678,000, reduced accounts receivable of $326,000, advance customer payments of $429,000 and increased accrued expenses of $2.1 million. This cash generated more than offset investments in inventory of $3.1 million and other assets of $388,000 as well as reductions in accounts payable of $1.6 million. Increased accrued expenses are primarily due to increased incentive and warranty accruals during 2004. Investments in inventory are the result of significantly reduced revenues and order rates during the fourth quarter of 2004, which caused build-up in inventory as we aligned production rates with customer order rates. Reduced accounts payable are the result of lower levels of inventory purchases during the fourth quarter as we attempted to bring inventory levels down.

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

        We used $2.8 million of cash in investing activities during 2004 compared to using $3.5 million in 2003. Changes in the level of investments in marketable securities resulting from the purchases and maturities of those securities used $1.6 million of cash in 2004 and used $3.8 million of cash in 2003. We used approximately $1.2 million and $506,000 of cash for the purchase of fixed assets, capitalized patent costs and the acquisition of a patent license in 2004 and 2003, respectively. In addition, during 2003, we generated $750,000 of cash from a technology transfer and license agreement.

        We generated approximately $5.1 million of cash from financing activities during 2004 compared to $660,000 in 2003. Cash generated from financing activities represents cash from stock option exercises and issuance of common stock under the Employee Stock Purchase Plan, offset by $85,000 of cash used in 2003 for the repurchase of common stock.

        At December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes. We do not believe we are exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        We had no material commitments for expenditures as of December 31, 2004. While there were no material commitments, we evaluate investment opportunities that come to our attention and could make a significant commitment in the future. Our cash and equivalents and investments totaled $40.3 million at December 31, 2004. With this level of cash and cash equivalents, and the fact that we are generating net profits and cash during 2004, we believe that cash and cash equivalents will be adequate to fund our cash flow needs for the foreseeable future, including contractual obligations discussed below.

        The following summarizes our contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

December 31 (in 000's)	Total	Less Than 1 Year	1 - 3 Years	After 3 Years

Contractual Obligations:
Borrowings	$—	$—	$—	$—
Non-cancelable operating lease obligations	1,628	1,124	504
Purchase obligations	3,597	3,459	138

Total contractual cash obligations	$5,225	$4,583	$642	$—

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

Inflation and Foreign Currency Translation

        Changes in our revenues have resulted primarily because of changes in the level of unit shipments and the relative strength of the worldwide electronics and semiconductor fabrication capital equipment markets. We believe that inflation has not had a significant effect on our operations. All of our international export sales are negotiated, invoiced and paid in U.S. dollars. Accordingly, although currency fluctuations do not significantly affect our revenue and income per unit, they can influence the price competitiveness of our products and the willingness of existing and potential customers to purchase units.

        As a result of the Kestra acquisition, we have or have had a sales and software development office located in the UK. We also opened a sales office in Singapore during 2001and China during 2004. We do not believe that currency fluctuations will have a material impact on our consolidated financial statements.

Recent Accounting Developments

        In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005, and companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. SFAS No. 123(R) will be effective for public companies for interim or annual periods beginning after June 15, 2005 and may be adopted under either the modified prospective method or alternative methods, which allow for restatement of prior interim periods or prior years. We are currently evaluating how we will adopt the standard and the impact of adopting SFAS No. 123(R) on our financial position and results of operations.

        In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (SFAS 151), “Inventory Cost – and amendment of ARB No. 43.” SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material spoilage costs to be recognized as current-period charges. It also requires that allocations of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the impact of adopting the standard on our financial position and results of operations.

Critical Accounting Policies and Estimates

        Our discussion and analysis of financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate estimates, including those related to bad debts, warranty obligations, inventory valuation, intangible assets, income taxes, and restructuring costs. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that we believe have the most effect on our reported financial position and results of operations are as follows:

        Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts is $345,000 as of December 31, 2004.

        Allowance for Warranty Expenses. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. The allowance for warranties is $646,000 at December 31, 2004.

        Reserve for Inventory Obsolescence. We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, or if in the future we decide to discontinue sales and marketing of any of our products, additional inventory write-downs may be required. At December 31, 2004, we had a reserve for obsolete and excess inventory of approximately $1.1 million.

        Valuation of Intangible and Long-Lived Assets. We assess the impairment of identifiable intangible assets, long lived assets and related goodwill whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors management considers important, which could trigger an impairment review include the following:

•	significant under-performance relative to expected historical or projected future operating.
•	significant changes in the manner of our use of the acquired assets or the strategy for our overall.
•	significant negative industry or economic trends.
•	significant decline in the Company’s stock price for a sustained period; and the Company’s market capitalization relative to net book value.
•	for intangible assets and long-lived assets, if the carrying value of the asset exceeds the undiscounted cash flows from such asset.

        When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate that we believe is commensurate with the risk inherent in our current business model. Annually, we also test for impairment of goodwill by estimating the fair value utilizing several methodologies, including consideration of our market capitalization and discounted cash flows, in determining a reasonable valuation. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed or estimated amounts.

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

        In the third quarter of fiscal 2002, we recorded a full valuation allowance against our deferred tax assets. Our decision to record this valuation allowance was based on the cumulative losses we had incurred over the three years prior to that date, the fact that we were continuing to generate operating losses and that we fully utilized our loss carryback benefit in 2002. From the third quarter of fiscal 2002 to date, we have continued to provide a full valuation allowance against all future tax benefits produced by our operating results. We assess the realizability of our deferred tax assets and the need for this valuation allowance based on Statement of Financial Accounting Standards No. 109. We expect to continue to provide a full valuation allowance until we can sustain a level of profitability that demonstrates our ability to utilize these assets. At that time, the valuation allowance will be reassessed, and could be eliminated, resulting in the recognition of deferred tax assets.

        As of December 31, 2004 and 2003, our deferred tax assets and the related valuation allowance were approximately $6.1 million and $7.7 million, respectively. Included in these amounts are deferred tax assets related to our UK subsidiary of approximately $1.7 million as of December 31, 2004. Because of uncertainty as to future realization of these assets, a valuation allowance had been established prior to the third quarter of 2002, and the valuation allowance on these UK based deferred tax assets will continue to be assessed separately.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We invest excess funds not required for current operations in marketable securities. The investment policy for these marketable securities is approved annually by the Board of Directors and administered by management. A third party, approved by our Board of Directors, manages the portfolio at the direction of management. The investment policy dictates that marketable securities consist of U.S. Government or U.S. Government agency securities or certain approved corporate instruments with maturities of three years or less and an average portfolio maturity of not more that 18 months. As of December 31, 2004 our portfolio of marketable securities had an average term to maturity of less than one year. All marketable securities are classified as available for sale and carried at fair value. We estimate that a hypothetical 1% increase in market interest rates would result in a decrease in the market value of the portfolio of marketable securities of approximately $175,000. If such a rate increase occurred, our net income would only be impacted if securities were sold prior to maturity.

        We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature on the last day of each quarter and are designated as cash flow hedges. At December 31, 2004, the Company had one open swap agreement that was purchased on that date. As a result, there were no unrealized gains or losses as of December 31, 2004. During the year ended December 31, 2004, we recognized a net loss of approximately $464,000 from settlement of foreign currency swap agreements that offset the approximately $268,000 translation gain on the underlying inter-company balance.

        Our foreign currency swap agreements contain credit risk to the extent that our bank counter-parties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counter-parties to major financial institutions. We do not expect material losses as a result of defaults by other parties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION

	Year ended December 31

(In thousands)	2004	2003

ASSETS

Cash and cash equivalents	$25,416	$11,354
Marketable securities	5,537	9,066
Accounts receivable, less allowance for doubtful accounts of $345 and $340 in
2004 and 2003, respectively	7,424	7,773
Inventories	7,178	4,522
Other current assets	511	422

Total current assets	46,066	33,137

Marketable securities	9,331	4,402
Equipment and leasehold improvements, net	993	1,333
Intangible and other assets, net	2,587	2,998
Goodwill	6,119	6,056

Total assets	$65,096	$47,926

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$1,543	$3,101
Advance Customer Payments	429
Accrued expenses	5,173	3,073

Total current liabilities	7,145	6,174

Commitments

Stockholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, none outstanding
Common stock, no par value, 37,500 authorized, 8,847 and 8,291 shares issued
and outstanding, respectively	48,239	42,415
Accumulated other comprehensive loss	(677)	(426)
Retained earnings (deficit)	10,389	(237)

Total stockholders’ equity	57,951	41,752

Total liabilities and stockholders’ equity	$65,096	$47,926

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION

	Year ended December 31

(In thousands, except per share amounts)	2004	2003	2002

Revenues	$58,037	$35,636	$24,634
Cost of revenues	23,910	17,109	14,575

Gross Margin	34,127	18,527	10,059

Research and development expenses	7,623	7,183	8,014
Selling, general and administrative expenses	13,102	11,809	13,183
Restructuring and severance costs	169	1,242	1,647
Gain from technology transfer and license		(645)
Amortization of intangibles	908	1,752	1,123

Income (loss) from operations	12,325	(2,814)	(13,908)

Interest income and other	343	391	(671)

Income (loss) before income taxes	12,668	(2,423)	(14,579)

Income tax provision (benefit)	2,042	214	(1,024)

Net income (loss)	$10,626	$(2,637)	$(13,555)

Net income (loss) per share – Basic	$1.23	$(0.32)	$(1.66)
Net income (loss) per share – Diluted	$1.18	$(0.32)	$(1.66)

Weighted average shares outstanding – Basic	8,629	8,223	8,168
Weighted average shares outstanding – Diluted	9,003	8,223	8,168

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION

	Year ended December 31

(In thousands)	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,626	$(2,636)	$(13,555)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	2,114	3,651	3,308
Gain from technology transfer and license		(645)
Provision for doubtful accounts	23	132	96
Provision for inventory obsolescence	303	116	1,621
Deferred income taxes	180	160	2,719
Amortization of restricted stock and other			71
Tax benefit from exercise of stock options	678		5
Equity in losses of related party			1,450
Changes in operating assets and liabilities:
Accounts receivable	326	(3,722)	(1,192)
Inventories	(3,141)	2,052	621
Other current assets	(388)	(415)	(255)
Accounts payable	(1,558)	1,503	(536)
Income taxes payable/receivable		2,851	(484)
Advance Customer Payments	429
Accrued expenses	2,100	148	258

Net cash provided (used) by operating activities	11,692	3,195	(5,873)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of available for sale marketable securities	12,791	7,034	13,506
Purchases of available for sale marketable securities	(14,386)	(10,788)	(7,078)
Proceeds from technology transfer and license		750
Purchase of License	(500)
Loan to related party			(1,500)
Additions to equipment and leasehold improvements	(467)	(333)	(600)
Additions to patents	(214)	(173)	(272)

Net cash provided (used) by investing activities	(2,776)	(3,510)	4,056

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	4,702	312	186
Proceeds from issuance of common stock under Employee Stock Purchase
Plan	444	433	492
Repurchase of common stock and other		(85)	(175)

Net cash provided by financing activities	5,146	660	503

Net increase (decrease) in cash and cash equivalents	14,062	345	(1,314)

Cash and cash equivalents – beginning of year	11,354	11,009	12,323

Cash and cash equivalents – end of year	$25,416	$11,354	$11,009

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
CYBEROPTICS CORPORATION

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount

BALANCE, DECEMBER 31, 2001	8,124	$41,176	$(92)	$15,954	$57,038

Tax benefit from exercise of stock options		5			5
Exercise of stock options net of shares
exchanged as payment and subsequently retired	19	186			186
Issuance of common stock under Employee Stock
Purchase Plan	77	492			492
Amortization of restricted stock and other		71			71
Repurchase of common stock	(30)	(175)			(175)
Market value adjustments of marketable securities			(95)		(95)
Cumulative translation adjustment			95		95
Net loss				(13,555)	(13,555)

Comprehensive loss					(13,555)

BALANCE, DECEMBER 31, 2002	8,190	$41,755	$(92)	$2,399	$44,062

Exercise of stock options net of shares exchanged
as payment and subsequently retired	49	312			312
Issuance of common stock under Employee Stock
Purchase Plan	71	433			433
Repurchase of common stock and other	(19)	(85)			(85)
Market value adjustments of marketable securities			(201)		(201)
Cumulative translation adjustment			(133)		(133)
Net loss				(2,636)	(2,636)

Comprehensive loss					(2,970)

BALANCE, DECEMBER 31, 2003	8,291	$42,415	$(426)	$(237)	$41,752

Tax benefit from exercise of stock options		678			678
Exercise of stock options net of shares exchanged
as payment and subsequently retired	494	4,702			4,702
Issuance of common stock under Employee Stock
Purchase Plan	62	444			444
Market value adjustments of marketable securities			(195)		(195)
Cumulative translation adjustment			(56)		(56)
Net income				10,626	10,626

Comprehensive income					10,375

BALANCE, DECEMBER 31, 2004	8,847	$48,239	$(677)	$10,389	$57,951

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION
(In thousands, except share and per share amounts)

NOTE 1 — BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of CyberOptics Corporation and its wholly-owned subsidiaries. In these Notes to the Consolidated Financial Statements, these companies are collectively referred to as “CyberOptics,” “we,” “us,” or “our.” All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents consist of funds maintained in demand deposit accounts, money market accounts and U.S. Government backed obligations.

Marketable Securities
Marketable securities generally consist of U.S. Government or U.S. Government backed obligations. Marketable securities are classified as short-term or long-term in the balance sheet based on their maturity date and expectations regarding sales. All marketable securities have maturities of three years or less.

As of December 31, 2004 and 2003, all marketable securities are classified as available for sale, with a carrying amount of $14,868 and $13,468, respectively. Available for sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity until realized. These fair values are determined using quoted market prices. The carrying amounts of securities, for purposes of computing unrealized gains and losses, are determined by specific identification. The cost of securities sold is determined by specific identification. Net unrealized holding gains and losses and realized gains and losses were not significant for the periods presented. Unrealized losses of $101 at December 31, 2004 and unrealized gains of $94 at December 31, 2003 were recorded as a component of accumulated other comprehensive loss in stockholders equity.

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

Intangible Assets
Identified intangible assets (excluding goodwill) are being amortized on a straight-line basis over periods ranging from four to ten years, based upon their estimated life. Purchased in process research and development costs (IPR&D) are expensed upon consummation of the purchase.

We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that indicate goodwill might be impaired. Goodwill is tested by estimating the fair value based on several methodologies, including discounted cash flow, and consideration of our total market capitalization.

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

When a sale involves multiple elements, revenue is allocated to each respective element in accordance with Emerging Issues Task Force (EITF) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables.” Allocation of revenue to elements of the arrangement is based on fair value of the element being sold on a stand-alone basis.

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

Income Taxes
Deferred income taxes are recorded to reflect the tax consequences in future years of differences between the financial reporting and tax bases of assets and liabilities. Income tax expense is the sum of the tax currently payable and the change in the deferred tax assets and liabilities during the period. Valuation allowances are established when, in the opinion of management, there is uncertainty that some portion or all of the deferred tax assets will not be realized. We assess the realizability of our deferred tax assets and the need for a valuation allowance based on Statement of Financial Accounting Standards No. 109.

Net Income Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares plus common equivalent shares outstanding. Common equivalent shares consist solely of common shares issuable upon exercise of common stock options. The calculation of diluted income per common share for the year ended December 31, 2004 includes 374,000 of such potentially dilutive securities. The calculation of diluted loss per common share for the years ended December 31, 2003 and 2002 excludes 45,530 and 43,678 potentially dilutive shares, respectively, because their effect would be anti-dilutive as the result of losses incurred in those years.

Accounting for Stock-Based Compensation
In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” We have adopted the disclosure requirements of SFAS No. 148 in these notes to the consolidated financial statements.

As permitted by SFAS No. 123, “Accounting for Stock Based Compensation”, we continue to measure compensation cost for our stock incentive and option plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25. Had we used the fair value method of accounting for our stock option and incentive plans and charged compensation costs against income over the vesting period, net income and net income per share for 2004, 2003 and 2002 would have been reduced to the following pro forma amounts:

	Year ended December 31

	2004	2003	2002

Net income (loss) as reported	$10,626	$(2,637)	$(13,555)
Add: Stock-based compensation expense
included in net income (loss), net of related tax effects
Deduct: Total stock-based compensation expense
determined under fair value, net of related
tax effects	(1,845)	(1,887)	(2,718)

Net income (loss) – Pro forma	$8,781	$(4,524)	$(16,273)

Net income (loss) per share:
As reported – Basic	$1.23	$(0.32)	$(1.66)
Pro forma – Basic	$1.02	$(0.55)	$(1.99)

As reported – Diluted	$1.18	$(0.32)	$(1.66)
Pro forma – Diluted	$0.99	$(0.55)	$(1.99)

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

Comprehensive Income (loss)
Components of comprehensive income (loss) include net income, foreign-currency translation adjustments and unrealized gains (losses) on available-for-sale securities. At December 31, 2004 and 2003, components of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation	Unrealized Gains (losses) on Securities	Accumulated Other Comprehensive Income

Balance December 31, 2003	$(520)	$94	$(426)
Current Year Change	(56)	(195)	(251)

Balance December 31, 2004	$(576)	$(101)	$(677)

Recent Accounting Developments
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005, and companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. SFAS No. 123(R) will be effective for public companies for interim or annual periods beginning after June 15, 2005 and may be adopted under either the modified prospective method or alternative methods, which allow for restatement of prior interim periods or prior years. We are currently evaluating how we will adopt the standard and the impact of adopting SFAS No. 123(R) on our financial position and results of operations.

In November 2004, The FASB issued Statement of Financial Accounting Standards No. 151 (SFAS 151), “Inventory Cost – and amendment of ARB No. 43.” SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material spoilage costs to be recognized as current-period charges. It also requires that allocations of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the impact of adopting the standard on our financial position and results of operations.

NOTE 2 – OTHER FINANCIAL STATEMENT DATA

Inventories Consist of the Following:

	December 31,

	2004	2003

Raw materials and purchased parts	$4,404	$3,614
Work in process	957	503
Finished goods	2,890	1,961

	8,251	6,078

Allowance for obsolescence	(1,073)	(1,556)

	$7,178	$4,522

Equipment and Leasehold Improvements consist of the following:

	December 31,

	2004	2003

Equipment	$8,363	$8,710
Leasehold improvements	1,236	1,244

	9,599	9,954

Accumulated depreciation and amortization	(8,606)	(8,621)

	$993	$1,333

Intangible and Other Assets Consist of the Following:

	December 31, 2004			December 31, 2003

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Developed technology	$7,775	$(5,541)	$2,234	$7,275	$(4,704)	$2,571
Patents and trademarks	1,926	(1,573)	353	1,712	(1,344)	368
Customer base	280	(280)		280	(221)	59
	$9,981	$(7,394)	$2,587	$9,267	$(6,269)	$2,998

Amortization expense for the three years ended December 31, 2004, 2003 and 2002 is as follows:

	Year ended December 31

(In thousands)	2004	2003	2002

Developed Technology	$837	$1,673	$1,042
Patents and Trademarks	229	264	215
Customer Base	59	70	70

	$1,125	$2,007	$1,327

As of December 31, 2004, the weighted average remaining life of acquisition related intangible assets was approximately 2.59 years for developed technologies and 1.42 years for trademarks.

As required by SFAS No. 142, we periodically reassess the carrying value, useful lives and the classification of identifiable intangible assets, and at December 31, 2004 we determined that they are appropriate. Estimated aggregate amortization expense based on current intangibles for the next five years is expected to be as follows: $1.0 million in 2005, $0.7 million in 2006, $0.2 million in 2007 and, $0.2 million in 2008 and 2009.

Accrued Expenses Consist of the Following:

	Year ended December 31

	2004	2003

Wages and benefits	$2,772	$1,220
Warranty costs	646	325
Restructuring costs	305	552
Other	1,450	976

	$5,173	$3,073

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

	Year ended December 31

	2004	2003

Balance at the beginning of period	$325	$400
Accruals for Warranties	847	194
Settlements made during the period	(526)	(269)

Balance at the end of period	$646	$325

NOTE 3 — GOODWILL

At December 31, 2004, we had goodwill of $6,119 compared to $6,056 at December 31, 2003. The increase in goodwill during 2004 is the result of the translation impact ($243) on foreign denominated goodwill balances. This increase was offset by a $180 reduction in goodwill resulting from the utilization of pre-acquisition deferred tax assets of CyberOptics UK, Ltd. We completed our annual test for goodwill impairment as of December 31, 2004 and 2003. Our methodology for estimating fair value included utilizing several valuation methodologies, including consideration of our market capitalization and discounted cash flows, in determining a reasonable valuation. The result of the tests performed indicates goodwill was not impaired as of December 31, 2004 or December 31, 2003. Accordingly, no impairment charge has been recognized.

NOTE 4 — ACQUISITION OF LICENSE

In September 2004, we acquired a license to certain intangible assets required for our recently introduced WaferSense™ auto leveling sensor (ALS) product. We made a cash payment of $500 for the license to these patents. The cash payment was recorded as an asset to be amortized over its estimated useful life of approximately seven years.

NOTE 5 — TECHNOLOGY TRANSFER AND LICENSE AGREEMENT

In March 2003, we transferred to the Optical Gaging Products (OGP) Division of Quality Vision International, Inc. (QVI) the rights and technology necessary to manufacture our Digital Range Sensors (DRS). In addition, we granted QVI a non-exclusive license to the intellectual property associated with this product line and sold a portion of our inventory as part of this transaction. QVI had been the primary customer for DRS sensors prior to this agreement as part of a separate 1999 agreement. The agreement called for QVI to pay $750 as a one-time fee for the purchase of fixtures, a technology transfer fee and a non-refundable royalty payment. In addition, we sold QVI raw material inventories associated with the product line. The gain was determined as the difference between the proceeds received and our carrying value of product line inventory and fixed assets prior to the sale. As a result of this transaction, we recorded a $645 gain in the three-month period ended March 31, 2003.

NOTE 6 — RESTRUCTURING AND SEVERANCE COSTS

In January 2002, we incurred approximately $847 of severance costs associated with cost reduction measures. Cost reduction measures included a workforce reduction, discretionary spending reductions, and the consolidation of semiconductor product manufacturing in Portland, Oregon. Severance costs were associated with a workforce reduction of 22 people. Approximately $655 of these costs was paid as of December 31, 2002. Facility exit and severance costs of $192 were accrued as of December 31, 2002 and all were paid in January 2003.

In June 2002, we incurred approximately $800 of severance and related costs associated with cost reduction measures. Cost reduction measures included a workforce reduction, and discretionary spending reductions. Severance costs were associated with a workforce reduction of 48 people. Approximately $640 of these costs was paid as of December 31, 2002. Severance costs of approximately $160 were accrued as of December 31, 2002, and substantially paid as of June 30, 2003.

In January 2003, we incurred approximately $170 of severance costs and facility closure costs associated with further consolidation of our semiconductor product group from Redwood City, California to Portland, Oregon. Severance costs were associated with a workforce reduction of five people. Substantially all of these costs were paid as of March 31, 2003.

In September 2003, we incurred approximately $463 of severance and costs associated with restructuring measures. Cost reduction measures included workforce reductions associated with downsizing direct sales and marketing resources in North America and Europe, the intended consolidation of UK R&D operations into our Minneapolis headquarters and other general cost reduction measures. Severance costs were associated with a planned workforce reduction of 20 people. Of these costs, approximately $283 was paid as of December 31, 2003. Severance and associated costs of $180 were accrued as of December 31, 2003, and paid as of September 30, 2004.

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

During 2004, we recorded restructuring charges of $169. These charges reflected our change in estimate relative to the amount of sub-lease income we will receive from space vacated during the corporate restructuring in December 2003. Although this space is being marketed for sub-lease, we have not been successful in securing a sub-lease tenant and our lease term ends in May 2006. Consequently, we determined it was appropriate to record a restructure charge for all remaining estimated net sub-lease income.

Changes to the restructuring liability accounts included the following:

	Employee Termination Benefits	Lease Commitment Costs	Other	Total

Restructuring liability, December 31, 2001	$—	$—	$—	$—
Initial expense and accrual	1,362	250	35	1,647
Cash payments	(1,214)	(62)	(19)	(1,295)

Restructuring liability, December 31, 2002	148	188	16	352

Initial expense and accrual	541	694	7	1,242
Cash payments	(509)	(510)	(23)	(1,042)

Restructuring liability, December 31, 2003	180	372	—	552

Change in estimate		169		169
Cash payments	(180)	(236)		(416)

Restructuring liability, December 31, 2004	$—	$305	$—	$305

NOTE 7 — INCOME TAXES

The Provision for Income Taxes Consists of the Following:

	Year ended December 31

	2004	2003	2002

Current:
Federal	$1,848	$—	$(3,774)
State	12		8
Foreign	2	54	23
Deferred:
Federal			2,220
State			293
Foreign	180	160	206

	$2,042	$214	$(1,024)

A Reconciliation of the Statutory Rate to the Effective Income Tax Rate is as Follows:

	Year ended December 31

	2004	2003	2002

Federal statutory rate	34.0%	34.0%	34.0%

State income taxes, net of federal benefit	0.1	3.3	3.5
FSC/ETI benefit	(5.0)
Research and experimentation credit	(1.8)	3.6	0.6
Foreign rate difference	(0.7)	(1.9)	0.2
Valuation allowance	(10.8)	(45.1)	(29.7)
Other, net	0.3	(2.7)	(1.6)

Effective rate	16.1%	(8.8%)	7.0%

Deferred Tax Assets (Liabilities) Consist of the Following:

	Year ended December 31

	2004	2003

Deferred tax assets (liabilities):
Inventory allowances	$698	$834
Accrued Liabilities	766	536
Accounts receivable allowances	126	125
Fixed asset and intangible amortization, net	1,062	851
Tax credits	1,364	1,649
Net operating loss carryforwards	2,103	3,408
Other, net	(32)	314

Sub-total	6,087	7,717
Valuation allowance	(6,087)	(7,717)

Total net deferred tax asset	$—	$—

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

During the years ended December 31, 2004 and 2003, we have continued to provide a full valuation allowance against future tax benefits produced by our U.S. based operating results. We will continue to assess carrying or eliminating the full valuation allowance on U.S. based deferred tax assets on a quarterly basis during 2005. Release of the full U.S. based valuation allowance would result in the recognition of a significant deferred tax benefit. Tax expense of $214 recorded during the year ended December 31, 2003, relates to income generated by foreign subsidiaries.

Net operating loss carryforwards at December 31, 2004, included approximately $1,717, relating to losses incurred in the UK by CyberOptics UK, Ltd., which was acquired in 1999. The utilization of net operating loss carryforwards is dependent on CyberOptics UK’s ability to generate sufficient UK taxable income during the carryforward period. Because of uncertainty as to future realization of the benefit associated with this net operating loss, a valuation allowance equal to the related deferred tax asset has been recorded and will continue to be evaluated discretely from U.S. based deferred tax assets. Approximately $767 of the deferred tax asset related to net operating loss carryforwards relates to pre-acquisition losses and would be recorded as an adjustment to the opening balance sheet, primarily goodwill, if the valuation allowance is reversed.

Deferred tax assets of approximately $582 as of December 31, 2004 relate to certain net operating loss and credit carryforwards resulting from the exercise of stock options. When recognized, the tax benefit of these loss and credit carryforwards will be accounted for as a credit to common stock rather than a reduction of the income tax provision.

Cash payments for income taxes for the years ended December 31, 2004, 2003 and 2002, were approximately, $1,236, $82 and $86, respectively.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. We expect to be in a position to finalize our assessment by December 31, 2005.

The Act also provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the extraterritorial income exclusion for foreign sales. The Company is still assessing the impact the new laws will have on the effective tax rate in 2005 and in future years.

It is the intention of management to permanently reinvest all undistributed earnings of international subsidiaries, and accordingly, the Company has not provided United States taxes on such earnings.

NOTE 8 — OPERATING LEASES

We lease our primary office, warehouse and manufacturing facility under a 10-year operating lease that expires in May 2006. We have an option to extend the lease for two additional three-year periods. The lease requires the Company to pay insurance, property taxes and other operating expenses related to the leased facility. We also lease facilities for the operations of our three subsidiaries, under operating leases that expire from May 2005 through May 2007.

Total rent expense for the years ended December 31, 2004, 2003 and 2002, was approximately, $893, $1,279 and $1,368, respectively.

At December 31, 2004, the future minimum lease payments required under non-cancelable operating lease agreements, are as follows:

Year ending December 31,
2005	$1,124
2006	461
2007	43
Thereafter

Total	$1,628

During December 2003, we negotiated a buy-out of our remaining lease obligation through 2013 for our UK facility for approximately $200. The above amounts for our primary U.S. facility represent anticipated cash payments, including payments for vacated space, under the terms of our lease.

NOTE 9 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the UK. These currency swap agreements are structured to mature on or about the last day of each quarter and are designated as cash flow hedges. At December 31, 2004, we had one open swap agreement that was purchased on that date. As a result, there were no unrealized gains or losses as of December 31, 2004. During year ended December 31, 2004, we recognized a net loss of approximately $464 from the settlement of foreign currency swap agreements that offset the $268 translation gain on the underlying inter-company balance.

Our foreign currency swap agreements contain credit risk to the extent that its bank counter-parties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counter-parties to major financial institutions. Management does not expect material losses as a result of defaults by other parties.

NOTE 10 — STOCKHOLDERS’ EQUITY

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

NOTE 11 — BENEFIT PLANS

Stock Option Plan

We have three stock option plans that have 1,352,872 shares of common stock reserved in the aggregate for issuance to employees, directors, officers and others. In addition, there are 71,500 shares reserved, and included in the following summaries that are not part of the three stock option plans. Reserved shares underlying canceled options are available for future grant under all plans. Options are granted at an option price per share equal to or greater than the market value at the date of grant. Generally, options granted to employees vest over a four-year period and expire five, seven or ten years after the date of grant. The plans allow for option holders to tender shares of the Company’s common stock as consideration for the option price provided that the tendered shares have been held by the option holder at least six months.

The following is a summary of stock option plan activity:

	Year ended December 31

Shares	2004	2003	2002

Granted	39,600	202,200	417,150
Exercised	(531,228)	(49,130)	(22,211)
Forfeited	(66,362)	(232,914)	(209,634)

December 31:
Outstanding	973,577	1,531,567	1,611,411

Exercisable	665,874	1,044,513	923,979

Weighted average exercise price per share	2004	2003	2002

Granted	$17.99	$8.32	$11.12
Exercised	10.07	6.36	12.93
Forfeited	22.20	13.33	14.88

December 31:
Outstanding	13.44	12.51	12.93

Exercisable	14.90	12.50	12.71

Stock options outstanding as of December 31, 2004, had a range of exercise prices of $2.23 to $36.87 and a weighted average remaining contractual life of approximately 3.53 years.

The following is a summary of outstanding options as of December 31, 2004:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Life

Less than $7.00	130,025	62,100	4.65 years
$7.00 to $9.99	6,550	3,475	3.74 years
$10.00 to $19.99	672,402	442,474	3.64 years
$20.00 to $29.99	140,000	133,225	2.48 years
Over $30.00	24,600	24,600	0.60 years

Total	973,577	665,874

The weighted-average grant-date fair value of options granted during 2004, 2003 and 2002 was $10.99, $5.16 and $6.88, respectively. The weighted-average grant-date fair value of options was determined by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions (see Note 1 for pro forma statement of operations):

	2004	2003	2002

Risk-free interest rates	2.70%	2.79%	4.10%
Expected life	4 years	4 years	4 years
Expected volatility	82.08%	83.68%	81.69%
Expected dividends	None	None	None

Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan available to eligible employees. Under terms of the plan, eligible employees may designate from 1 to 10% of their compensation to be withheld through payroll deductions for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. Under the plan, 700,000 shares of common stock have been reserved for issuance. As of December 31, 2004, 561,122 shares have been issued under this plan.

401(k) Plan
We have a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code (the Code), whereby eligible employees may contribute a portion of their earnings, not to exceed annual amounts allowed under the Code. In addition, the Company may also make contributions at the discretion of the Board of Directors. In 2004, 2003 and 2002, the Company provided for matching contributions totaling $236, $241, and $268, respectively.

NOTE 12 — BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS

Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosure about Segments of an Enterprise and Related Information”, requires the management approach in determining business segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. Management has determined that the Company operates its business as one reportable segment – the design, manufacture and sale of optical process control sensors and inspection systems for the electronics and semiconductor capital equipment markets.

Revenues by product line were as follows:

Year Ended December 31,	2004	2003	2002

OEM Solutions:
Electronic Assembly Sensors	$31,275	$16,122	$8,052
Semiconductor Products	7,018	5,550	6,185
SMT Systems	19,744	13,964	10,397

	$58,037	$35,636	$24,634

The following summarizes certain significant customer information:

	Significant Customer	Revenues	Percentage of Revenues

Year ended	A	$16,220	28%
December 31, 2004	B	$12,871	22%

Year ended	A	$7,157	20%
December 31, 2003	B	$7,436	21%

Year ended	A	$3,210	13%
December 31, 2002	B	$3,571	15%

As of December 31, 2004, accounts receivable from significant customers A and B were $2,812 and $631, respectively. As of December 31, 2003, accounts receivable from significant customers A and B were $944 and $3,057, respectively.

Export sales amounted to 81%, 79% and 67% of revenues for 2004, 2003 and 2002, respectively. All of the Company’s export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	2004	2003	2002

Americas	$142	$258	$1,311
Netherlands	14,881	5,901	3,171
Other Europe	4,827	3,045	3,111
China	5,517	6,824	2,757
Japan	13,574	7,591	3,602
Other Asia	7,838	4,533	2,419
Other	29	38	126

	$46,808	$28,190	$16,497

Long-lived assets include equipment and leasehold improvements, intangible and other assets and goodwill attributable to each geographic area’s operations. Long-lived assets at December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002

Long-lived assets:
United States	$6,218	$6,902	$9,669
Europe	3,464	3,458	3,341
Asia and other	17	27	61

Total long-lived assets	$9,699	$10,387	$13,071

NOTE 13 — CONTINGENCIES

In the ordinary course of business, we are a defendant in miscellaneous claims and disputes. While the outcome of these matters cannot be predicted with certainty, management presently believes the disposition of these matters will not have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 14 – RELATED PARTY TRANSACTIONS

In May 2002, we funded a $1.5 million term loan to Avanti Optics Corporation (“Avanti”). Avanti’s chief executive officer was Steven K. Case, Ph.D, who is also the chairman and founder of CyberOptics. The transaction was approved by the Board of CyberOptics without the participation of Dr. Case or any other party who had a material interest in Avanti. We believe the loan was made on terms at least as favorable to us as would have been obtained from an unaffiliated party.

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

NOTE 15 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(In thousands, except per share amounts)

2004	March 31	June 30	Sept. 30(3)	Dec. 31

Revenues	$12,690	$14,734	$19,385	$11,228
Gross margin	7,410	8,948	11,495	6,274
Income from operations	2,583	3,509	5,434	799
Net income	2,686	3,522	3,624	794
Net income per share – Basic (1)	0.32	0.41	0.41	0.09
Net income per share – Diluted (1)	0.31	0.39	0.40	0.09

2003	March 31(2)	June 30	Sept. 30(3)	Dec. 31(4)

Revenues	$6,425	$7,508	$10,514	$11,189
Gross margin	2,900	3,827	5,414	6,386
Loss from operations	(1,427)	(1,200)	(824)	637
Net income (loss)	(1,482)	(1,258)	(793)	896
Net income (loss) per share – Basic (1)	(0.18)	(0.15)	(0.10)	0.11
Net income (loss) per share – Diluted (1)	(0.18)	(0.15)	(0.10)	0.11

(1)	The summation of quarterly per share amounts may not equal the calculation for the full year, as each quarterly calculation is performed discretely.

(2)	Includes a pre-tax charge of $170 in 2003 for restructuring and severance costs. Also includes a $645 gain from a technology transfer and license agreement in the first quarter of 2003.

(3)

Includes a pre-tax charge of $131 in 2004 ($169 for full-year 2004) and $463 in 2003 for restructuring and severance costs. Also includes a charge for $632 for accelerated amortization of intangible assets in the third quarter of 2003.

(4)	Includes a pre-tax charge of $609 for restructuring and severance costs.

Report of Independent Registered Public Accounting Firm

To Stockholders and the
Board of Directors of CyberOptics Corporation:

We have completed an integrated audit of CyberOptics Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CyberOptics Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting”, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 8, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        NONE.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, including the recording, processing, summarizing and reporting of information, were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

a.     MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934 Rule 13a – 15(f), and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

        Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2004 based on the criteria in Internal Control — Integrated Framework issued by the COSO.

        Our Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

b.     During the quarter ended December 31, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        NONE

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information contained under the headings “Proposal I–Election of Directors,” “Information About our Board of Directors and its Committees and Other Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement for its annual meeting of shareholders to be held May 16, 2005 (hereafter, the Proxy Statement), is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information under the headings “Information About our Board of Directors and its Committees and Other Corporate Governance Matters–Compensation of Directors,” and “Executive Compensation” of the Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information contained under the headings “Executive Compensation–Equity Compensation Plan Information,” and “Shares Outstanding” of the Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information under the headings “Election of Directors–Compensation of Directors,” and “Certain Transactions” of the Proxy Statement is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information under the heading “Relationship with Independent Accountants” of the Proxy Statement is hereby incorporated by reference.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements: See Item 8 to this Form 10-K.

(a)(2)	Financial Statement Schedule: Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002, is attached as Item 15(d).

(b)	LIST OF EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the quarterly report on form 10-Q for the quarter ended September 30, 1998).

3.3	Rights Agreement, dated as of December 7, 1998, between the Company and Norwest Bank Minnesota, N.A., as Rights Agent, (incorporated by reference to the Company’s Registration Statement on Form 8-A, dated December 7, 1998).

3.4	First Amendment to the Rights Agreement, dated October 21, 2002, between the Company and Wells Fargo Bank Minnesota, National Association, as successor in interest to Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 2 to the Company’s Form 8-A amendment dated November 4, 2002).

4.1	Restated Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed August 18, 1998 (file no 333-61711)).

4.2	CyberOptics Corporation Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 filed October 30, 1997 (file no 33-39091)).

4.3	CyberOptics Corporation 1998 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed December 4, 2000 (file no. 333-51200)

4.4	CyberOptics Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1992).

10.1	Settlement Agreement dated as of February 14, 2003 between the Company, Avanti Optics Corporation, and Gyrus Group (incorporated by reference to Exhibit 10.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2002).

10.2	Lease Agreement between MEPC American Properties, Inc. and the Company dated September 15, 1995 (incorporated by reference to Exhibit 10 of the Company’s Form 10-QSB for the quarter ended September 30, 1995).

*10.3	Retirement Agreement dated September 13, 2002, as amended November 21, 2002, between Steven M. Quist and CyberOptics Corporation (incorporated by reference to Exhibit 10.3 to the Company’s annual report on Form 10-K for the year ended December 31, 2002).

*10.4	Independent Contractor–Services Agreement dated October 13, 2002 between the Company and Steven M. Quist (incorporated by reference to Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2002).

*10.5	Letter of engagement dated September 13, 2002 between Kathleen Iverson and the Company (incorporated by reference to Exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 31, 2002).

21.0	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302of the Sarbanes-Oxley Act of 2002.

32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management Contract or Compensatory Plan or Arrangement

(c)	FINANCIAL STATEMENT SCHEDULES:

SCHEDULE II

CYBEROPTICS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at end of Period

Allowance for doubtful accounts:

Year ended December 31, 2004	$340,000	$23,000	$(18,000)	$345,000

Year ended December 31, 2003	$251,000	$132,000	$(43,000)	$340,000

Year ended December 31, 2002	$192,000	$96,000	$(37,000)	$251,000

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at end of Period

Allowance for obsolete inventory:

Year ended December 31, 2004	$1,556,000	$303,000	$(786,000)	$1,073,000

Year ended December 31, 2003	$2,477,000	$116,000	$(1,037,000)	$1,556,000

Year ended December 31, 2002	$1,431,000	$1,621,000	$(575,000)	$2,477,000

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

Name	Title	Date

/s/ KATHLEEN P. IVERSON	Director and CEO	March 14, 2005
(Principal Executive Officer)
Kathleen P. Iverson

/s/ STEVEN K. CASE Steven K. Case	Chairman and Director	March 14, 2005

/s/ ALEX B. CIMOCHOWSKI Alex B. Cimochowski	Director	March 14, 2005

/s/ MICHAEL M. SELZER, JR. Michael M. Selzer, Jr.	Director	March 9, 2005

/s/ IRENE M. QUALTERS Irene M. Qualters	Director	March 14, 2005

Erwin A. Kelen	Director	March __, 2005

/s/ SCOTT G. LARSON Scott G. Larson	Vice President and CFO (Principal Financial Officer) and Principal Accounting Officer)	March 14, 2005