Form 10-Q
period 2005-03-31
CYBEROPTICS CORP
filed 2005-05-10
CIK 768411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[  ] TRANSITION PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At May 9, 2005, there were 8,870,480 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION

(In thousands)	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS

Cash and cash equivalents	$23,631	$25,416
Marketable securities	9,920	5,537
Accounts receivable, net	7,341	7,424
Inventories	6,937	7,178
Other current assets	552	511

Total current assets	48,381	46,066

Marketable securities	8,136	9,331
Equipment and leasehold improvements, net	878	993
Intangible and other assets, net	2,349	2,587
Goodwill, net	6,022	6,119

Total assets	$65,766	$65,096

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$2,586	$1,543
Advance Customer Payments	—	429
Accrued expenses	3,997	5,173

Total current liabilities	6,583	7,145

Commitments

Stockholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, none outstanding	—	—
Common stock, no par value, 37,500 authorized, 8,870 and 8,847 shares issued and
outstanding, respectively	48,410	48,239
Accumulated other comprehensive loss	(736)	(677)
Retained earnings	11,509	10,389

Total stockholders’ equity	59,183	57,951

Total liabilities and stockholders’ equity	$65,766	$65,096

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amount)	2005	2004
Revenues	$11,289	$12,690
Cost of revenues	4,910	5,280

Gross Margin	6,379	7,410

Research and development expenses	1,709	1,762
Selling, general and administrative expenses	3,150	2,835
Amortization of intangibles	207	230

Income from operations	1,313	2,583

Interest income and other	157	128

Income before income taxes	1,470	2,711

Income tax provision	350	25

Net income	$1,120	$2,686

Net income per share - Basic	$0.13	$0.32
Net income per share - Diluted	$0.12	$0.31

Weighted average shares outstanding - Basic	8,859	8,344
Weighted average shares outstanding - Diluted	9,007	8,715

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended March 31,

(In thousands)	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,120	$2,686
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	495	591
Provision for doubtful accounts	—	34
Provision for inventory obsolescence	38	36
Deferred income taxes	30	25
Changes in operating assets and liabilities:
Accounts receivable	83	(1,068)
Inventories	126	(838)
Other current assets	21	(291)
Accounts payable	1,043	185
Advance Customer Payments	(429)	—
Accrued expenses	(1,176)	459

Net cash provided by operating activities	1,351	1,819

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of available for sale marketable securities	2,089	5,741
Purchases of available for sale marketable securities	(5,330)	(7,183)
Additions to equipment and leasehold improvements	(42)	(73)
Additions to patents	(23)	(15)

Net cash (used) by investing activities	(3,306)	(1,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	170	1,008

Net cash provided by financing activities	170	1,008

Net increase (decrease) in cash and cash equivalents	(1,785)	1,297

Cash and cash equivalents - beginning of period	25,416	11,354

Cash and cash equivalents - end of period	$23,631	$12,651

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION
(In thousands, except share and per share amounts)

1. INTERIM REPORTING:

The interim consolidated financial statements presented herein as of March 31, 2005, and for the three month periods ended March 31, 2005 and 2004, are unaudited, but in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three month period ended March 31, 2005, do not necessarily indicate the results to be expected for the full year. The December 31, 2004, consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

2. ACCOUNTING FOR STOCK-BASED COMPENSATION:

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". We have adopted the disclosure requirements of SFAS No. 148 in these notes to the consolidated financial statements.

As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", we continue to measure compensation cost for our stock incentive and option plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25. Had we used the fair value method of accounting for our stock option and incentive plans and charged compensation costs against income over the vesting period, net income and net income per share for the three month periods ended March 31, 2005 and 2004 would have been reduced to the following pro forma amounts:

	Three Months Ended March 31,

(In thousands)	2005	2004

Net income as reported	$1,120	$2,686
Add: Stock-based compensation expense
included in net income, net of related tax effects	—	—

Deduct: Total stock-based compensation expense
determined under fair value, net of related tax effects	(321)	(426)

Net income - Pro forma	$799	$2,260

Net income per share:
As reported - Basic	$0.13	$0.32
Pro forma - Basic	$0.09	$0.27

As reported - Diluted	$0.12	$0.31
Pro forma - Diluted	$0.09	$0.26

No tax benefit provision was applied to the fair value expense calculated under SFAS No. 123 due to establishing a valuation allowance on deferred tax assets during 2002. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience.

3.     CERTAIN BALANCE SHEET COMPONENTS:

Inventories Consist of the Following:

(In thousands)	March 31, 2005	December 31, 2004

Raw materials and purchased parts	$4,739	$4,404
Work in process	592	957
Finished goods	2,709	2,890

	8,040	8,251

Allowance for obsolescence	(1,103)	(1,073)

Total inventories	$6,937	$7,178

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

	Three Months Ended March 31,

(In thousands)	2005	2004

Balance at the beginning of period	$646	$325
Accruals for Warranties	261	110
Settlements made during the period	(261)	(61)

Balance at the end of period	$646	$374

4.     INTANGIBLE ASSETS:

Intangible and other assets include the following:

	As of March 31, 2005			As of December 31, 2004

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Developed technology	$7,775	$(5,746)	$2,029	$7,775	$(5,541)	$2,234
Patents and trademarks	1,950	(1,630)	320	1,926	(1,573)	353
Customer base	280	(280)	—	280	(280)	—

Total	$10,005	$(7,656)	$2,349	$9,981	$(7,394)	$2,587

Amortization expense for the three month periods ended March 31, 2005 and 2004 is as follows:

	Three Months Ended March 31,

(In thousands)	2005	2004

Developed technology	$205	$213
Patents and trademarks	57	58
Customer base	—	17

Total	$262	$288

As required by SFAS 142, we periodically reassess the carrying value, useful lives and classification of identifiable intangible assets. Estimated aggregate amortization expense based on current intangibles for the next five years is expected to be as follows: $1.0 million in 2005, $0.7 million in 2006, $0.2 million in 2007 and, $0.2 million in 2008 and 2009.

At March 31, 2005 and December 31, 2004 we had net goodwill of $6.0 million and $6.1 million, respectively. Goodwill decreased by $67,000 during the first three months of 2005 as the result of the translation impact on foreign denominated goodwill balances and by $30,000 from the utilization of pre-acquisition deferred tax assets of CyberOptics UK, Ltd.

5.     GEOGRAPHIC REVENUE INFORMATION:

Export sales for the three month periods ended March 31, 2005 and 2004 amounted to 75% and 81% of revenues, respectively. All of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended March 31,

(In thousands)	2005	2004

Americas	$17	$52
Europe	3,287	3,609
Asia	5,192	6,562
Other	4	11

Total export sales	$8,500	$10,234

6.     NET INCOME PER SHARE:

Basic net income per share has been computed using the weighted average number of shares outstanding during the period presented. The diluted net income per share includes the effect of common stock equivalents, consisting of common shares issuable upon exercise of stock options, for each period. The number of shares utilized in the denominator of the diluted net income per share computation has been increased from the number of shares used in computing basic net income per share by 148,000 and 371,000 equivalent shares for the three month periods ended March 31, 2005 and 2004, respectively. Weighted average shares for which the option price exceeded the average market price were 321,000 and 336,000 for the three month periods ended March 31, 2005 and 2004, respectively.

7.     COMPREHENSIVE INCOME:

Components of comprehensive income include unrealized gains and losses on our available-for-sale marketable securities and the cumulative affect of foreign currency translation adjustments. During the three month periods ended March 31, 2005 and 2004, total comprehensive income amounted to $1,061,000 and $2,638,000, respectively. At December 31, 2004 and March 31, 2005, components of accumulated other comprehensive loss are as follows:

(In thousands)	Foreign Currency Translation	Unrealized Gains (losses) on Securities	Accumulated Other Comprehensive Income

Balance December 31, 2004	$(576)	$(101)	$(677)
Current Year Change	(6)	(53)	(59)

Balance March 31, 2005	$(582)	$(154)	$(736)

8.     INCOME TAXES:

During the third quarter of 2002 we concluded that a full valuation allowance against our deferred tax assets was appropriate due to the cumulative U.S. losses we had incurred over the prior three years, continued operating losses and full utilization of our loss carryback potential in 2002. A deferred tax asset generally represents future tax benefit to be received when certain expenses and losses previously recognized in our U.S. GAAP-based financial statements become deductible under applicable income tax laws. Consequently, realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied. Since the third quarter of fiscal 2002, we have continued to provide a full valuation allowance against future tax benefits produced by our U.S. based operating results. We will continue to assess carrying or eliminating the full valuation allowance on U.S. based deferred tax assets on a quarterly basis during 2005. Release of the full valuation allowance would result in the recognition of a significant deferred tax benefit.

During the three month period ended March 31, 2004 U.S. based operating results were not taxed due to the valuation allowance on deferred tax assets, and tax expense of $25,000 recorded in the first quarter of 2004 related to income generated by foreign subsidiaries. During the three month period ended March 31, 2005 we recorded a tax provision at an estimated annual effective rate of 24% because we have now utilized tax operating loss and tax credit carryforwards and have begun to again pay income taxes. Because we continue to maintain a valuation allowance on deferred tax assets, estimated 2005 income tax requirements are reflected in our annual expected tax rate.

9.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature on the last day of each quarter and are designated as cash flow hedges. At March 31, 2005, we had one open swap agreement that was purchased on that date. As a result, there were no material unrealized gains or losses as of March 31, 2005. During the three months ended March 31, 2005 we recognized a net gain of approximately $24,000 from the settlement of foreign currency swap agreements which offset the approximately $74,000 translation loss on the underlying inter-company balance.

Our foreign currency swap agreements contain credit risk to the extent that our bank counter-parties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counter-parties to major financial institutions. We do not expect material losses as a result of defaults by other parties.

10.     RESTRUCTURING AND SEVERANCE:

During 2003 and 2004 we implemented a series of workforce reductions, closed our facilities in California, downsized other facilities and made other reductions in discretionary spending designed to reduce our overall fixed cost structure. The following table reports the activity and ending balance related to accruals established for these restructuring actions.

(In thousands)	Employee Termination Benefits	Lease Commitment Costs	Other	Total

Restructuring liability, December 31, 2003	$180	$372	$—	$552
Change in estimate	—	169	—	169
Cash payments	(180)	(236)	—	(416)

Restructuring liability, December 31, 2004	—	305	—	305
Initial expense and accrual	—	—	—	—
Cash payments	—	(55)	—	(55)

Restructuring liability, March 31, 2005	$—	$250	$—	$250

Cash payments for lease termination costs are expected to be made through the term of our lease, which expires in May 2006.

11.     RECENT ACCOUNTING DEVELOPMENTS:

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Originally, SFAS No. 123(R) was effective for all stock-based awards granted beginning with the first interim period after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission (SEC) approved a new rule that changed the effective date of SFAS No. 123(R) for public companies to annual, rather than interim, periods that begin after June 15, 2005. The standard may be adopted under either the modified prospective method or alternative methods, which allow for restatement of prior interim periods or prior years. We are currently evaluating how we will adopt the standard and the impact of adopting SFAS No. 123(R) on our financial position and results of operations.

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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS:

The following management’s discussion and analysis describes factors that have affected our results and financial position during the periods included in the accompanying financial statements or that could have an impact on future results. You should read this section with our Annual Report on Form 10-K for the year ended December 31, 2004 and our interim consolidated financial statements and associated notes.

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

  We operate in the electronics capital equipment market which is cyclical in nature. We are unable to accurately predict the timing of periodic downturns in this market. These downturns, as evidenced by the extreme downturn in electronics production markets from 2001 through 2003, severely and adversely affected the profitability of our operations. We may be unable to anticipate changes in these markets before they affect our operations in the future.

  Our operations and markets could be negatively affected by world events that effect economies and commerce in countries, such as China and Japan, in which we do business.

  We remain dependent on two original equipment manufacturer customers for a large portion of our revenue (approximately 45% of revenue in the three months ended March 31, 2005 and 50% of revenues in fiscal 2004). If these customers are unsuccessful selling the products into which our sensors are incorporated, design their products to function without our sensors, purchase sensors from other suppliers, or otherwise terminate their relationships with us, our results of operations would be significantly negatively affected.

  During 2004, approximately 26% of our total revenue (28% in the three months ended March 31, 2005) was generated by sales of a single SMT Systems product line, the SE 300. If we are not successful in continuing to sell and differentiate this product line relative to our competition, our results of operations would be negatively affected.

  We generate more than half of our revenue (approximately 75% in the three months ended March 31, 2005 and approximately 81% in 2004) from export sales. Our export sales are subject to many of the risks of international operations, including changes in economic and business climate in foreign countries that affect the business health of our customers, changes in exchange rates that affect the willingness of customers to purchase our products, different laws that may affect our ability to protect our intellectual property, and the expense of long-distance commerce.

  All of our international export sales are negotiated, invoiced and paid in U.S. dollars, and accordingly, currency fluctuations do not significantly affect our revenue and income per unit. However, significant fluctuations in the value of the U.S. dollar relative to other currencies could have an impact on the price competitiveness of our products relative to foreign suppliers, which could impact the willingness of customers to purchase our products and have an impact on our results of operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

The preparation of the financial information contained in this 10-Q requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates on an ongoing basis, including those related to allowances for doubtful accounts, for warranty expense, and for obsolete inventory, the carrying value and any impairment of intangible assets, and the valuation allowance for deferred tax assets. These critical accounting policies are discussed in more detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS:

General

Our results of operations in the quarter ended March 31, 2005 reflect the relatively weak global market conditions for electronics and semiconductor capital equipment that began during the third and fourth quarters of 2004. Overall, our revenues decreased 11% in the quarter ended March 31, 2005 compared to the same quarter in 2004, but were up 1% from the quarter ended December 31, 2004. Our earnings decreased to $1.1 million in the quarter ended March 31, 2005 from $2.7 million during the comparable quarter in 2004, but increased from $794,000 in the quarter ended December 31, 2004. Our earnings continue to benefit from the streamlined cost structure established through several workforce reductions and restructuring over the past few years, which has resulted in a significantly reduced revenue break-even level. In addition, we generated $1.4 million of cash and marketable securities during the quarter ended March 31, 2005.

While our order rate remained relatively flat in the first quarter of 2005 compared to the fourth quarter of 2004, we expect revenues for the second quarter of 2005 to be substantially lower than revenues recorded in the first quarter of 2005. Revenues in the second quarter are anticipated to be negatively impacted by lower solder paste inspection system sales that are dependant on release of the new SE 300 Ultra product. This new product has been well-received by customers, but due to the scheduled introduction date being late in the second quarter, the majority of this anticipated revenue is not expected to be recognized until the third quarter of 2005. Second quarter 2005 revenue will also be negatively impacted by an order slowdown from one of our significant OEM sensor customers due primarily to an inventory build-up during the market slowdown late in 2004.

Revenues

The following table sets forth revenues by product line for the periods indicated (in thousands):

	Three Months Ended March 31,

(In thousands)	2005	2004

OEM Solutions:
Electronic Assembly Sensors	$5,495	$7,293
Semiconductor Products	1,413	1,939
SMT Systems	4,381	3,458

Total	$11,289	$12,690

Our revenues from EAS products decreased 25% during the three months ended March 31, 2005 from the three months ended March 31, 2004 and decreased 2% from the quarter ended December 31, 2004. These decreased revenues reflect reduced order rates from our two largest EAS customers. During the three month period ended March 31, 2005, revenues from EAS products, primarily LaserAlign sensors, were negatively impacted by soft market conditions in the worldwide market for SMT capital equipment and increased levels of sensor inventory built-up at our customers during the market slowdown in late 2004. Our two largest EAS customers accounted for approximately 45% of total revenues for the three months ended March 31, 2005, and approximately 50% of revenues for the comparable period in 2004.

Our revenues from sales of semiconductor product decreased 27% during the three months ended March 31, 2005 from the three months ended March 31, 2004, but increased 4% from the quarter ended December 31, 2004. Decreased revenue during the first quarter of 2005 compared to the same period in 2004 is primarily due to weakened market conditions in the semiconductor capital equipment market, which began in late 2004. This trend is consistent with the overall electronics capital equipment market and resulted in reduced sales of our wafer mapping products, which represented approximately 46% and 52% of semiconductor product revenues during the three months ended March 31, 2005 and 2004, respectively.

Our revenues from sales of end-user systems increased 27% during the three months ended March 31, 2005 from the three months ended March 31, 2004, and increased 3% from the quarter ended December 31, 2004. These revenue increases are the result of continued success in selling inspection systems to a growing number of large manufacturers of circuit boards and memory modules, particularly in Asia, and to some strengthening in the circuit board assembly markets in North America and Europe. A large portion of the worldwide production capacity for printed circuit boards is being added in China, and we have been successful in selling inspection systems to new and existing customers in that region. We opened a sales office in China during the fourth quarter of 2004 to further pursue opportunities in that market.

International revenues comprised approximately 75% and 81% of total revenues during the three month periods ended March 31, 2005 and 2004, respectively. The international markets in Asia, Japan and Europe account for a significant portion of the capital equipment market for the manufacture of electronics, the primary market for our EAS sensors and End-User systems product lines. Revenues generated from products used primarily for SMT electronic assembly production (revenues from OEM sensors and End-User systems) were approximately 88% and 85% of revenues for the three month periods ended March 31, 2005 and 2004, respectively.

Gross Margin

Gross margin for the three months ended March 31, 2005 decreased as a percentage of revenues to 57%, compared to 58% during the three months ended March 31, 2004, but increased as a percentage of revenues from 56% during the three months ended December 31, 2004. The decrease in gross margin as a percentage of revenues during the first quarter of 2005 from the comparable period in 2004 is primarily due to a higher proportion of SMT systems revenue during 2005, which carries a lower gross margin percentage than our sensor products, and higher warranty costs in 2005. The increase in gross margin as a percentage of revenues in the first quarter of 2005 compared to the fourth quarter of 2004 is primarily due to a higher average selling price on SMT systems due to increased revenues from North America and Europe, offset somewhat by higher warranty costs in 2005.

Research and Development

Research and development expenses decreased 3% to $1.7 million during the three months ended March 31, 2005 from the three months ended March 31, 2004 and decreased 10% from $1.9 million in the quarter ended December 31, 2004. As a percentage of revenue, research and development expenses increased to 15% during the three months ended March 31, 2005 from 14% during the comparable period in 2004, but decreased from 17% of revenues during the quarter ended December 31, 2004. Customer funded research and development is recognized as a reduction of research and development expense. During the three months ended March 31, 2005, there was $100,000 of customer funded research and development recognized as a reduction of research and development expense compared to none during the three months ended March 31, 2004 or the three months ended December 31, 2004. We expect research and development expenses to decrease by approximately 10% in the second quarter of 2005 as compared to the levels recorded in the first quarter of 2005, due primarily to an anticipated increase in funded development partially offset by increased spending to accelerate the completion of important new product development initiatives.

Research and development expenses during the three months ended March 31, 2005 were primarily focused on development activities for completion of the SE 300 Ultra, the new Embedded Process Verification sensor family (EPV), a fiducial camera for a new OEM customer, other development activities for the SE and KS series inspection systems and next generation LaserAlign products. In addition, we are continuing development of new products for the Semiconductor market, and are completing development of the recently introduced WaferSense™ auto leveling sensor (ALS).

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 11% to $3.2 million during the three month period ended March 31, 2005 compared to $2.8 million during the three months ended March 31, 2004, but decreased 6% from $3.4 million during the three months ended December 31, 2004. As a percentage of revenue, selling, general and administrative expenses increased to 28% during the three month period ended March 31, 2005 from 22% in the comparable period in 2004, but decreased from 30% in the fourth quarter of 2004. The increase in selling, general and administrative expense in the first quarter of 2005 compared to the first quarter of 2004 is primarily the result of additional investments in sales and marketing, including increased investment in Asia and promotional costs associated with new product introductions, other variable costs associated with supporting a growing SMT systems revenue base and increased corporate governance costs, including costs associated with implementing an internal control framework in accordance with section 404 of the Sarbanes Oxley Act of 2002. We anticipate that selling, general and administrative costs in the second quarter of 2005 to be at or slightly above the levels recorded in the three months ended March 31, 2005, with reduced variable sales costs resulting from lower revenues offset by increased new product introduction expenses and Asia sales channel investments.

Amortization of Intangible Assets

Amortization of acquired intangible assets was $207,000 for the three month period ended March 31, 2005 compared to $230,000 million during the three months ended March 31, 2004. The decrease in amortization during the three month periods ended March 31, 2005 compared to the same period in 2004 is primarily due to certain acquired intangible assets becoming fully amortized in 2004. Amortization of intangible assets is expected to be approximately $1.0 million in 2005.

Interest and Other

Interest income and other primarily includes interest earned on investments. Interest income increased during the three month periods ended March 31, 2005 compared to the same period in 2004 primarily as a result of increased investment balances as the result of approximately $15.5 million in cash and investments generated during 2004.

Provision for Income Taxes and Effective Income Tax Rate

During the third quarter of 2002 we concluded that a full valuation allowance against our deferred tax assets was appropriate due to the cumulative U.S. losses we had incurred over the prior three years, continued operating losses and full utilization of our loss carryback potential in 2002. A deferred tax asset generally represents future tax benefit to be received when certain expenses and losses previously recognized in our U.S. GAAP-based financial statements become deductible under applicable income tax laws. Consequently, realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied. Since the third quarter of fiscal 2002, we have continued to provide a full valuation allowance against future tax benefits produced by our U.S. based operating results. We will continue to assess carrying or eliminating the full valuation allowance on U.S. based deferred tax assets on a quarterly basis during 2005. Release of the full valuation allowance would result in the recognition of a significant deferred tax benefit.

During the three month period ended March 31, 2004, U.S. based operating results were not taxed due to the valuation allowance on deferred tax assets, and tax expense of $25,000 recorded in the first quarter of 2004 related to income generated by foreign subsidiaries. During the three month period ended March 31, 2005, we recorded a tax provision at an estimated annual effective rate of 24% because we have now utilized tax operating loss and tax credit carryforwards and have begun to again pay income taxes. Because we continue to maintain a valuation allowance on deferred tax assets, estimated 2005 income tax requirements are reflected in our annual expected tax rate.

Order Rate and Backlog

Our orders totaled $11.1 million during the three month period ended March 31, 2005 compared to $13.7 million during the three month period ended March 31, 2004. Backlog totaled $3.5 million and $7.7 million at March 31, 2005 and 2004, respectively. The scheduled shipment (or revenue for systems recognized upon acceptance) of the March 31, 2005 backlog is as follows:

(In thousands)

2nd Quarter 2005	$3,379
3rd Quarter 2005 and after	156

Total backlog	$3,535

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased by $1.8 million during the three month period ended March 31, 2005, primarily because of purchases of $3.2 million of marketable securities, net of maturities of marketable securities, and the purchase of $65,000 of capital assets, offset by approximately $1.4 million of cash generated from operating activities and $170,000 of cash generated from financing activities. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities and investment of cash balances resulting from those maturities, or from other sources of cash, in addition to marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Our combined balances of cash and marketable securities increased $1.4 million to $41.7 million as of March 31, 2005 from $40.3 million as of December 31, 2004.

We generated $1.4 million of cash from operations during the three months ended March 31, 2005. Cash generated from operations primarily included net income of $1.1 million, which included $563,000 of net non-cash expenses for depreciation and amortization, provision for inventory obsolescence and other non-cash items, increased accounts payable of $1.0 million and decreases in other working capital assets of $230,000. This cash generated more than offset reductions in accrued expenses of $1.2 million and advance customer payments of $429,000. Increased accounts payable is primarily the result of increased inventory purchases and the timing of vendor payments, while the reduction in accrued expenses is primarily the result of 2004 bonus payments made during the three months ended March 31, 2005. During the three months ended March 31, 2004, we generated $1.8 million of cash from operations. Cash generated primarily included net income of $2.7 million, which included $686,000 of non-cash expenses, and increases in accounts payable and accrued expenses of $644,000. This cash generated more than offset investments in accounts receivable of $1.1 million, inventory of $838,000 and other current assets of $291,000.

We used $3.3 million of cash in investing activities during the three months ended March 31, 2005 compared to $1.5 million during the same period in 2004. Changes in the level of investment in marketable securities resulting from the purchases and maturities of those securities used $3.2 million of cash in 2005 and used $1.4 million of cash in 2004. We used approximately $65,000 and $88,000 of cash for the purchase of fixed assets and capitalized patent costs during the three months ended March 31, 2005 and 2004, respectively.

We generated $170,000 of cash from financing activities during the three months ended March 31, 2005 compared to generating $1.0 million of cash during the same period in 2004. Cash generated from financing activities represents cash from stock option exercises.

A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. There were no significant changes to our contractual obligations during the three months ended March 31, 2005 and we have not entered into any material commitments for capital expenditures outside of those normal contractual obligations. Purchase commitments for inventory can vary based on the volume of revenue and resulting inventory requirements. Our cash and cash equivalents and investments totaled $41.7 million at March 31, 2005. With this level of cash and cash equivalents and investments, we believe that our cash and cash equivalents and investments will be adequate to fund cash flow needs for the foreseeable future.

At March 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance of special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to the financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

ITEM 4 – CONTROLS AND PROCEDURES

a.      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions reqarding required disclosure.

b.      During the quarter ended March 31, 2005, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6 — EXHIBITS

31.1:	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2:	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes Oxley Act of 2002

32:	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBEROPTICS CORPORATION
/s/ Kathleen P. Iverson

By Kathleen P. Iverson, President and CEO (Principal Executive Officer and Duly Authorized Officer)
/s/ Scott G. Larson

By Scott G. Larson, Chief Financial Officer (Principal Accounting Officer and Duly Authorized Officer)

Dated: May 9, 2005