Form 10-Q
period 2005-06-30
CYBEROPTICS CORP
filed 2005-08-09
CIK 768411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐ TRANSITION PURSUANT TO SECTION 13 OR 15(d)
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

At August 5, 2005, there were 8,903,409 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION

(In thousands)	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS

Cash and cash equivalents	$23,335	$25,416
Marketable securities	11,766	5,537
Accounts receivable, net	5,335	7,424
Inventories	7,630	7,178
Other current assets	513	511

Total current assets	48,579	46,066

Marketable securities	7,257	9,331
Equipment and leasehold improvements, net	986	993
Intangible and other assets, net	2,171	2,587
Goodwill, net	5,840	6,119

Total assets	$64,833	$65,096

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$1,867	$1,543
Advance customer payments	367	429
Accrued expenses	3,407	5,173

Total current liabilities	5,641	7,145

Commitments

Stockholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, none outstanding	—	—
Common stock, no par value, 37,500 authorized, 8,855 and 8,847 shares issued and
outstanding, respectively	48,180	48,239
Accumulated other comprehensive loss	(699)	(677)
Retained earnings	11,711	10,389

Total stockholders’ equity	59,192	57,951

Total liabilities and stockholders’ equity	$64,833	$65,096

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended June 30,
(In thousands, except per share amount)	2005	2004
Revenues	$8,429	$14,734
Cost of revenues	3,558	5,786

Gross profit	4,871	8,948

Research and development expenses	1,678	1,939
Selling, general and administrative expenses	2,960	3,235
Restructuring and severance costs	—	38
Amortization of intangibles	207	227

Income from operations	26	3,509

Interest income and other	246	38

Income before income taxes	272	3,547

Income tax provision	70	25

Net income	$202	$3,522

Net income per share – Basic	$0.02	$0.41
Net income per share – Diluted	$0.02	$0.39

Weighted average shares outstanding – Basic	8,859	8,547
Weighted average shares outstanding – Diluted	8,980	9,063

	Six Months Ended June 30,
(In thousands, except per share amount)	2005	2004
Revenues	$19,718	$27,424
Cost of revenues	8,468	11,066

Gross profit	11,250	16,358

Research and development expenses	3,387	3,701
Selling, general and administrative expenses	6,110	6,070
Restructuring and severance costs	—	38
Amortization of intangibles	414	457

Income from operations	1,339	6,092

Interest income and other	403	166

Income before income taxes	1,742	6,258

Income tax provision	420	50

Net income	$1,322	$6,208

Net income per share – Basic	$0.15	$0.73
Net income per share – Diluted	$0.15	$0.70

Weighted average shares outstanding – Basic	8,853	8,447
Weighted average shares outstanding – Diluted	8,988	8,924

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,322	$6,208
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	996	1,130
Provision for doubtful accounts	23	34
Provision for inventory obsolescence	46	43
Deferred income taxes	80	50
Changes in operating assets and liabilities:
Accounts receivable	2,066	(2,424)
Inventories	(657)	(1,565)
Other current assets	173	(247)
Accounts payable	324	(594)
Advance customer payments	(62)	1,070
Accrued expenses	(1,766)	727

Net cash provided by operating activities	2,545	4,432

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale marketable securities	4,563	7,499
Purchases of available for sale marketable securities	(8,716)	(9,176)
Additions to equipment and leasehold improvements	(304)	(140)
Additions to patents	(110)	(87)

Net cash used by investing activities	(4,567)	(1,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	193	4,278
Repurchase of common stock	(252)	—

Net cash provided (used) by financing activities	(59)	4,278

Net increase (decrease) in cash and cash equivalents	(2,081)	6,806

Cash and cash equivalents – beginning of period	25,416	11,354

Cash and cash equivalents – end of period	$23,335	$18,160

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION
(In thousands, except share and per share amounts)

1.    INTERIM REPORTING:

The interim consolidated financial statements presented herein as of June 30, 2005, and for the six and three month periods ended June 30, 2005 and 2004, are unaudited, but in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the six and three month periods ended June 30, 2005, do not necessarily indicate the results to be expected for the full year. The December 31, 2004, consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

2.    ACCOUNTING FOR STOCK-BASED COMPENSATION:

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure — an amendment of FASB Statement No. 123". We have adopted the disclosure requirements of SFAS No. 148 in these notes to the consolidated financial statements.

As permitted by SFAS No. 123, “Accounting for Stock Based Compensation”, we continue to measure compensation cost for our stock incentive and option plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25. Had we used the fair value method of accounting for our stock option and incentive plans and charged compensation costs against income over the vesting period, net income and net income per share for the three and six month periods ended June 30, 2005 and 2004 would have been reduced to the following pro forma amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2005	2004	2005	2004
Net income as reported	$202	$3,522	$1,322	$6,208
Add: Stock-based compensation expense
included in net income, net of related tax
effects		—		—

Deduct: Total stock-based compensation
expense determined under fair value, net
of related tax effects	(376)	(653)	(697)	(1,079)

Net income – Pro forma	$(174)	$2,869	$625	$5,129

Net income (loss) per share:
As reported – Basic	$0.02	$0.41	$0.15	$0.73
Pro forma – Basic	$(0.02)	$0.34	$0.07	$0.61

As reported – Diluted	$0.02	$0.39	$0.15	$0.70
Pro forma – Diluted	$(0.02)	$0.32	$0.07	$0.57

No tax benefit provision was applied to the fair value expense calculated under SFAS No. 123 due to establishing a valuation allowance on deferred tax assets during 2002. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience.

3.    CERTAIN BALANCE SHEET COMPONENTS:

Inventories

Inventories consist of the following:

(In thousands)	June 30, 2005	December 31, 2004
Raw materials and purchased parts	$4,417	$4,404
Work in process	1,006	957
Finished goods	3,208	2,890

	8,631	8,251

Allowance for obsolescence	(1,001)	(1,073)

Total inventories	$7,630	$7,178

Warranty

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. At the end of each reporting period we revise our estimated warranty liability based on these factors. Our warranty liability is recorded in accrued expenses on our consolidated balance sheet, and a reconciliation of the changes in our estimated warranty liability is as follows:

	Six Months Ended June 30,
(In thousands)	2005	2004
Balance at the beginning of period	$646	$325
Accruals for Warranties	224	341
Settlements made during the period	(324)	(193)

Balance at the end of period	$546	$473

4.     INTANGIBLE ASSETS:

Intangible and other assets include the following:

	As of June 30, 2005			As of December 31, 2004
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$7,775	$(5,950)	$1,825	$7,775	$(5,541)	$2,234
Patents and trademarks	2,036	(1,690)	346	1,926	(1,573)	353
Customer base	280	(280)	—	280	(280)	—

Total	$10,091	$(7,920)	$2,171	$9,981	$(7,394)	$2,587

Amortization expense for the three and six month periods ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2005	2004	2005	2004
Developed technology	$203	$207	$408	$417
Patents and trademarks	60	53	117	116
Customer base	—	17	—	35

Total	$263	$277	$525	$568

        As required by SFAS 142, we periodically reassess the carrying value, useful lives and classification of identifiable intangible assets. Estimated aggregate amortization expense based on current intangibles for the next five years is expected to be as follows: $1.0 million in 2005, $0.7 million in 2006, $0.2 million in 2007 and, $0.2 million in 2008 and 2009.

At June 30, 2005 and December 31, 2004 we had net goodwill of $5.8 million and $6.1 million, respectively. Goodwill decreased by $199,000 during the first six months of 2005 as the result of the translation impact on foreign denominated goodwill balances and by $80,000 from utilization of pre-acquisition operating loss carryforwards of CyberOptics UK, Ltd.

5.    GEOGRAPHIC REVENUE INFORMATION:

Export sales for the three months ended June 30, 2005 and the three months ended June 30, 2004 amounted to 81% and 84% of revenues, respectively. For the six months ended June 30, 2005 and the six months ended June 30, 2004, export sales amounted to 78% and 82% of revenues. All of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2005	2004	2005	2004
Americas	$16	$45	$33	$97
Europe	2,003	5,246	5,290	8,855
Asia	4,851	7,077	10,043	13,639
Other	—	4	4	15

Total export sales	$6,870	$12,372	$15,370	$22,606

6.    NET INCOME PER SHARE:

Basic net income per share has been computed using the weighted average number of shares outstanding during the period presented. The diluted net income per share includes the effect of common stock equivalents, consisting of common shares issuable upon exercise of stock options, for each period. The number of shares utilized in the denominator of the diluted net income per share computation has been increased from the number of shares used in computing basic net income per share by 121,000 and 135,000 equivalent shares for the three and six month periods ended June 30, 2005 and by 516,000 and 477,000 for the three and six month periods ended June 30, 2004. Weighted average shares for which the option price exceeded the average market price were 314,000 and 316,000 for the three and six month periods ended June 30, 2005. Weighted average shares for which the option price exceeded the average market price were 175,000 and 187,000 for the three and six month periods ended June 30, 2004.

7.    COMPREHENSIVE INCOME:

Components of comprehensive income include unrealized gains and losses on our available-for-sale marketable securities and the cumulative affect of foreign currency translation adjustments. During the three and six month periods ended June 30, 2005, comprehensive income totaled $239,000 and $1,300,000, respectively. During the three and six month periods ended June 30, 2004, comprehensive income amounted to $3,338,000 and $5,976,000, respectively. At December 31, 2004 and June 30, 2005, components of accumulated other comprehensive loss are as follows:

(In thousands)	Foreign Currency Translation	Unrealized Gains (losses) on Securities	Accumulated Other Comprehensive Income
Balance December 31, 2004	$(576)	$(101)	$(677)
Current Year Change	(24)	2	(22)

Balance June 30, 2005	$(600)	$(99)	$(699)

8.    INCOME TAXES:

During the third quarter of 2002 we concluded that a full valuation allowance against our deferred tax assets was appropriate due to the cumulative U.S. losses we had incurred over the prior three years, continued operating losses and full utilization of our loss carryback potential in 2002. A deferred tax asset generally represents a future tax benefit to be received when certain expenses and losses previously recognized in our U.S. GAAP-based financial statements become deductible under applicable income tax laws. Consequently, realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied. Since the third quarter of fiscal 2002, we have continued to provide a full valuation allowance against future tax benefits produced by our U.S. based operating results. We will continue to assess carrying or eliminating the full valuation allowance on U.S. based deferred tax assets on a quarterly basis during 2005. Release of the full valuation allowance would result in the recognition of a significant deferred tax benefit.

During the six month period ended June 30, 2004, U.S. based operating results were not taxed due to the valuation allowance on deferred tax assets, and tax expense of $50,000 was recorded in the first six months of 2004 related to income generated by foreign subsidiaries. During the six month period ended June 30, 2005 we recorded a tax provision at an estimated annual effective rate of approximately 24% because we have now utilized tax operating loss and tax credit carryforwards and have begun to again pay income taxes. Because we continue to maintain a valuation allowance on deferred tax assets, estimated 2005 income tax requirements are reflected in our annual expected tax rate.

9.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature on the last day of each quarter and are designated as cash flow hedges. At June 30, 2005, we had one open swap agreement that was purchased on that date. As a result, there were no material unrealized gains or losses as of June 30, 2005. During the six months ended June 30, 2005 we recognized a net gain of approximately $146,000 from the settlement of foreign currency swap agreements which partially offset the approximately $210,000 translation loss on the underlying inter-company balance.

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

(In thousands)	Employee Termination Benefits	Lease Commitment Costs	Other	Total
Restructuring liability, December 31, 2003	$180	$372	$—	$552
Change in estimate	—	169	—	169
Cash payments	(180)	(236)	—	(416)

Restructuring liability, December 31, 2004	—	305	—	305
Initial expense and accrual	—	—	—	—
Cash payments	—	(111)	—	(111)

Restructuring liability, June 30, 2005	$—	$194	$—	$194

Cash payments for lease termination costs are expected to be made through the term of our lease, which expires in May 2006.

11.    RECENT ACCOUNTING DEVELOPMENTS:

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Originally, SFAS No. 123(R) was effective for all stock-based awards granted beginning with the first interim period after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission (SEC) approved a new rule that changed the effective date of SFAS No. 123(R) for public companies to annual, rather than interim periods that begin after June 15, 2005. The standard may be adopted under either the modified prospective method or alternative methods, which allow for restatement of prior interim periods or prior years. We are currently evaluating how we will adopt the standard and the impact of adopting SFAS No. 123(R), which may be material in future periods, to our financial position and results of operations.

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

•

We remain dependent on two original equipment manufacturer customers for a large portion of our revenue (approximately 43% and 44% of revenue in the three and six months ended June 30, 2005 and 50% of revenues in fiscal 2004). If these customers are unsuccessful selling the products into which our sensors are incorporated, design their products to function without our sensors, purchase sensors from other suppliers, or otherwise terminate their relationships with us, our results of operations would be significantly negatively affected.

•

During 2004, approximately 26% of our total revenue (24% in the six months ended June 30, 2005) was generated by sales of a single SMT Systems product line, the SE 300. If we are not successful in continuing to sell and differentiate this product line relative to our competition, our results of operations would be negatively affected.

•

We generate more than half of our revenue (approximately 78% in the six months ended June 30, 2005 and approximately 81% in fiscal 2004) from export sales. Our export sales are subject to many of the risks of international operations, including changes in economic and business climate in foreign countries that affect the business health of our customers, changes in exchange rates that affect the willingness of customers to purchase our products, different laws that may affect our ability to protect our intellectual property, and the expense of long-distance commerce.

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

RESULTS OF OPERATIONS:

General

Our results of operations in the three and six months ended June 30, 2005 reflect the relatively weak global market conditions for electronics and semiconductor capital equipment that began during the third and fourth quarters of 2004. Overall, our revenues decreased 43% in the quarter ended June 30, 2005 compared to the same quarter in 2004, and were down 28% in the first six months of 2005 compared to the same period in 2004. Our earnings decreased to $202,000 in the quarter ended June 30, 2005 from $3.5 million during the comparable quarter in 2004, and decreased to $1.3 million in the first six months of 2005 compared to $6.2 million in the first six months of 2004. Our ability to remain profitable during this period of declining revenues is primarily the result of our streamlined cost structure established through several workforce reductions and restructuring over the past few years, and funded development received from one of our OEM customers for development of a sensor for their next generation of pick-and-place machines.

Order rates and revenues in the second quarter of 2005 were negatively impacted by lower solder paste inspection system sales, primarily due to the timing of release of the new SE 300 Ultra product. This new product has been well-received by initial customers, but due to the introduction date being late in the second quarter, the majority of customers were not able to evaluate the system and place orders during the second quarter ended June 30, 2005. As of June 30, 2005, we have received orders for approximately $750,000 of Ultra revenue expected to be recognized in the third quarter, and we anticipate increased levels of SMT systems orders and revenue during the third quarter of 2005 compared to the second quarter of 2005 due to the SE 300 Ultra product. Second quarter 2005 revenue was also negatively impacted by an order slowdown from one of our significant OEM sensor customers due primarily to an inventory build-up during the market slowdown late in 2004. While this inventory at our customer has been reduced, we do not anticipate revenue levels from this customer in the third quarter of 2005 to return to the levels achieved in the second half of 2004.

Revenues

The following table sets forth revenues by product line for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2005	2004	2005	2004
OEM Solutions:
Electronic Assembly Sensors (EAS)	$3,966	$8,734	$9,461	$16,027
Semiconductor Products	1,364	1,936	2,777	3,875
SMT Systems	3,099	4,064	7,480	7,522

Total	$8,429	$14,734	$19,718	$27,424

Our revenues from EAS products decreased 41% during the six months ended June 30, 2005 from the six months ended June 30, 2004 and decreased 55% during the three months ended June 30, 2005 from the three months ended June 30, 2004. These decreased revenues reflect reduced order rates from our two largest EAS customers. During the three and six month periods ended June 30, 2005, revenues from EAS products, primarily LaserAlign sensors, were negatively impacted by soft market conditions in the worldwide market for SMT capital equipment and increased levels of sensor inventory at our customers during the market slowdown that began in the second half of 2004. Our two largest EAS customers accounted for approximately 44% of total revenues in the six months ended June 30, 2005, and approximately 53% of revenues for the comparable period in 2004. These customers accounted for approximately 43% of revenues in the second quarter of 2005, compared to approximately 56% of revenues in the second quarter of 2004.

Our revenues from sales of semiconductor product decreased 28% during the six months ended June 30, 2005 from the six months ended June 30, 2004 and decreased 30% during the three months ended June 30, 2005 from the three months ended June 30, 2004. Decreased revenue during the three and six month periods of 2005 compared to the same period in 2004 is primarily due to weakened market conditions in the semiconductor capital equipment market, which began in late 2004. This trend is consistent with the overall electronics capital equipment market and resulted in reduced sales of our wafer mapping products, which represented approximately 47% and 51% of semiconductor product revenues during the six months ended June 30, 2005 and 2004, and approximately 49% and 50% of semiconductor revenues during the three months ended June 30, 2005 and 2004, respectively.

Our revenues from sales of end-user systems decreased 1% during the six months ended June 30, 2005 from the six months ended June 30, 2004 and decreased 24% during the three months ended June 30, 2005 from the three months ended June 30, 2004. Decreased revenues in 2005 are primarily the result of introducing the new SE 300 Ultra solder paste inspection product late in the second quarter of 2005, which resulted in customers delaying orders until they could evaluate the new product. We continue to have success in selling inspection systems to a growing number of large manufacturers of circuit boards and memory modules, particularly in Asia. A large portion of the worldwide production capacity for printed circuit boards is being added in China, and we have been successful in selling inspection systems to new and existing customers in that region. Partially offsetting reduced revenue from the SE 300 product line was increased revenue from our KS Automated Optical Inspection (AOI) systems which increased 170% during the six months ended June 30, 2005 compared to the same period in 2004.

International revenues comprised approximately 78% and 82% of total revenues during the six month periods ended June 30, 2005 and 2004, respectively, and approximately 81% and 84% of revenues during the three month periods ended June 30, 2005 and 2004, respectively. The international markets in Asia, Japan and Europe account for a significant portion of the capital equipment market for the manufacture of electronics, the primary market for our EAS sensors and End-User systems product lines. Revenues generated from products used primarily for SMT electronic assembly production (revenues from OEM sensors and End-User systems) were approximately 86% of revenues for both the six month periods ended June 30, 2005 and 2004.

Gross Profit

Gross profit for the six months ended June 30, 2005 decreased as a percentage of revenues to 57%, compared to 60% during the six months ended June 30, 2004. For the three months ended June 30, 2005, gross profit decreased to 58% of revenues compared to 61% during the three months ended June 30, 2004. The decrease in gross profit as a percentage of revenues during the three and six month periods ended June 30, 2005 from the comparable periods in 2004 is primarily due to a higher proportion of SMT systems revenue during 2005, which carries a lower gross margin percentage than our sensor products, and lower production volumes due to reduced revenue levels. In addition there continues to be increased price pressure on all on products sold into the SMT electronics assembly production market, particularly in the growing Asian markets, negatively impacting our gross margins. We expect gross profit as a percentage of revenue to decrease somewhat in the third quarter of 2005, as SMT systems revenues become a larger proportion of revenues, primarily due to introduction of the SE 300 Ultra product.

Research and Development

Research and development expenses decreased 8% to $3.4 million during the six months ended June 30, 2005 from the six months ended June 30, 2004 and decreased 13% to $1.7 million in the three months ended June 30, 2005 from the three months ended June 30, 2004. As a percentage of revenue, research and development expenses increased to 17% during the six months ended June 30, 2005 from 14% during the comparable period in 2004 and increased to 20% in the second quarter of 2005 compared to 13% in the same period in 2004. Customer funded research and development is recognized as a reduction of research and development expense. During the six months ended June 30, 2005 there was $475,000 of customer funded research and development recognized as a reduction of research and development expense compared to $90,000 during the comparable period in 2004. During the three months ended June 30, 2005, there was $375,000 of customer funded research and development recognized compared to $90,000 in the comparable period in 2004. We expect research and development expenses to increase by approximately 15% to 20% in the third quarter of 2005 as compared to the levels recorded in the second quarter of 2005, due primarily to an anticipated decrease in funded development and increased spending on contract labor to accelerate the completion of important product development initiatives.

Research and development expenses during the three and six month periods ended June 30, 2005 were primarily focused on development activities for completion of the SE 300 Ultra, the new Embedded Process Verification sensor family (EPV), a fiducial camera for a new OEM customer, other development activities for the SE and KS series inspection systems, next generation LaserAlign products and re-designing new and existing products to comply with new regulations related to hazardous waste. In addition, we are continuing development of new products for the Semiconductor market, and are completing development of the recently introduced WaferSense™ auto leveling sensor (ALS).

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 1% to $6.1 million during the six month period ended June 30, 2005 compared to the six months ended June 30, 2004, and decreased 9% to $3.0 million during the three months ended June 30, 2005 from the three months ended June 30, 2004. As a percentage of revenue, selling, general and administrative expenses increased to 31% during the six month period ended June 30, 2005 from 22% in 2004, and for the second quarter increased to 35% in 2005 from 22% in 2004. The increase in selling, general and administrative expense in the six months ended June 30, 2005 compared to the six months ended June 30, 2004 is primarily the result of additional investments in sales and marketing, including increased investment in Asia and promotional costs associated with new product introductions, and increased corporate governance costs, including costs associated with implementing an internal control framework in accordance with section 404 of the Sarbanes Oxley Act of 2002. These increases were offset somewhat by reduced expense for variable compensation due to declining sales and profits. Reduced selling, general and administrative expense in the second quarter of 2005 compared to the second quarter of 2004, is primarily due to reduced variable costs, including sales commissions and variable compensation, associated with reduced levels of sales and profits. We anticipate selling, general and administrative costs in the third quarter of 2005 to be at or slightly above the levels recorded in the three months ended June 30, 2005, primarily due to increased variable sales costs resulting from expected increased revenue levels.

Amortization of Intangible Assets

Amortization of acquired intangible assets was $414,000 for the six month period ended June 30, 2005 compared to $457,000 during the six months ended June 30, 2004. During the three month period ended June 30, 2005 amortization of intangibles was $207,000 compared to $227,000 during the three month period ended June 30, 2004. The decrease in amortization during the three and six month periods ended June 30, 2005 compared to the same period in 2004 is primarily due to certain acquired intangible assets becoming fully amortized in 2004. Total amortization of intangible assets is expected to be approximately $1.0 million in 2005.

Interest and Other

Interest income and other primarily includes interest earned on investments. Interest income increased during the three and six month periods ended June 30, 2005 compared to the same period in 2004 primarily as a result of increased cash and investment balances due to cash generated in 2004 and 2005 and to increased interest rates on invested funds.

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

During the six month period ended June 30, 2004 U.S. based operating results were not taxed due to the valuation allowance on deferred tax assets, and tax expense of $50,000 was recorded in the first six months of 2004 related to income generated by foreign subsidiaries. During the six month period ended June 30, 2005 we recorded a tax provision at an estimated annual effective rate of approximately 24% because we have now utilized tax operating loss and tax credit carryforwards and have begun to again pay income taxes. Because we continue to maintain a valuation allowance on deferred tax assets, estimated 2005 income tax requirements are reflected in our annual expected tax rate.

Order Rate and Backlog

Our orders totaled $20.9 million during the six month period ended June 30, 2005 compared to $28.9 million during the six month period ended June 30, 2004. For the three month period ended June 30, 2005, orders totaled $9.7 million compared to $15.2 million during the three month period ended June 30, 2004. Backlog totaled $4.8 million and $8.1 million at June 30, 2005 and 2004, respectively. The scheduled shipment (or revenue for systems recognized upon acceptance) of the June 30, 2005 backlog is as follows (in thousands):

(In thousands)
3rd Quarter 2005	$4,784
4th Quarter 2005 and after	64

Total backlog	$4,848

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased by $2.1 million during the six month period ended June 30, 2005, primarily because of purchases of $4.2 million of marketable securities, net of maturities of marketable securities, the purchase of $414,000 of capital assets, and the repurchase of $252,000 of our common stock, offset by approximately $2.5 million of cash generated from operating activities and $193,000 of cash generated from the exercise of stock options. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities and investment of cash balances resulting from those maturities, or from other sources of cash, in addition to marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Our combined balances of cash and marketable securities increased $2.1 million to $42.4 million as of June 30, 2005 from $40.3 million as of December 31, 2004.

We generated $2.5 million of cash from operations during the six months ended June 30, 2005. Cash generated from operations primarily included net income of $1.3 million, which included $1.1 million of net non-cash expenses for depreciation and amortization, provision for inventory obsolescence and other non-cash items, decreased accounts receivable and other current assets of $2.2 million and increased accounts payable of $324,000. This cash generated more than offset increases in inventory of $657,000, reductions in accrued expenses of $1.8 million and advance customer payments of $62,000. Decreased accounts receivable are the result of reduced revenue levels in the second quarter of 2005 and increased accounts payable is primarily the result of increased inventory purchases and the timing of vendor payments. The reduction in accrued expenses is primarily the result of 2004 bonus payments made during 2005, and increased inventory investments are due to new product introductions and significantly reduced revenues and order rates during the second quarter of 2005. During the six months ended June 30, 2004, we generated $4.4 million of cash from operations. Cash generated primarily included net income of $6.2 million, which included $1.3 million of non-cash expenses, and increases in accrued expenses and advance customer payments of $1.8 million. This cash generated more than offset investments in accounts receivable and other assets of $2.7 million, inventory of $1.6 million, decreased accounts payable of $594,000.

We used $4.6 million of cash in investing activities during the six months ended June 30, 2005 compared to $1.9 million during the same period in 2004. Changes in the level of investment in marketable securities resulting from the purchases and maturities of those securities used $4.2 million of cash in 2005 and used $1.7 million of cash in 2004. We used approximately $414,000 and $227,000 of cash for the purchase of fixed assets and capitalized patent costs during the six months ended June 30, 2005 and 2004, respectively.

We used $59,000 of cash from financing activities during the six months ended June 30, 2005, due to $252,000 of cash used to repurchase our common stock and $193,000 of cash received from stock option exercises. During the six months ended June 30, 2004, we generated $4.3 million of cash from stock option exercises. Cash generated from financing activities represents cash from stock option exercises offset by cash used to repurchase our common stock during 2005.

A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. There were no significant changes to our contractual obligations during the six months ended June 30, 2005 and we have not entered into any material commitments for capital expenditures outside of those normal contractual obligations. Purchase commitments for inventory can vary based on the volume of revenue and resulting inventory requirements. Our cash and cash equivalents and investments totaled $42.4 million at June 30, 2005. With this level of cash and cash equivalents and investments, we believe that our cash and cash equivalents and investments will be adequate to fund cash flow needs for the foreseeable future.

At June 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance of special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to the financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

ITEM 4 – CONTROLS AND PROCEDURES

a.     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

b.     During the quarter ended June 30, 2005, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)     Company Repurchase of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 1, 2005 to May 31, 2005	14,600	$12.1639	14,600	485,400

June 1, 2005 to June 30, 2005	5,900	$12.4947	5,900	479,500

Total	20,500	$12.2591	20,500	479,500

(1)

The Company repurchased an aggregate of 20,500 shares of its common stock pursuant to the repurchase program that it publicly announced on May 7, 2005 providing for the repurchase of 500,000 shares. On May 25, 2005, the Company also announced that it had adopted a 10b5-1 plan to facilitate the purchase of the shares during periods it might otherwise be prevented by insider trading laws from making such repurchases. Shares were purchased in open market transactions.

ITEM 4 – SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of CyberOptics Corporation was held at 3:00 p.m. on Monday, May 16, 2005. Shareholders holding 8,586,949 shares, or appoximately 96.8% of the outstanding shares, were represented at the meeting by proxy or in person. The only matters submitted at the meeting was reelection of directors. The following nominees were elected to serve as members of the Board of Directors until the annual meeting of shareholders in 2006 or until such time as a successor may be elected:

	FOR	WITHHELD AUTHORITY

Steven K. Case	8,499,965	86,984
Alex B. Cimochowski	8,368,014	218,935
Kathleen P. Iverson	8,499,565	87,384
Erwin A. Kelen	8,537,686	49,263
Irene M. Qualters	8,470,755	116,194
Michael M. Selzer, Jr.	8,471,155	115,794

ITEM 6 – EXHIBITS

31.1:	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2:	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes Oxley Act of 2002

32:	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBEROPTICS CORPORATION

/s/ Kathleen P. Iverson

By Kathleen P. Iverson, President and CEO (Principal Executive Officer and Duly Authorized Officer)

/s/ Jeffrey A. Bertelsen

By Jeffrey A. Bertelsen, Chief Financial Officer (Principal Accounting Officer and Duly Authorized Officer)

Dated:   August 9, 2005