Form 10-Q
period 2005-09-30
CYBEROPTICS CORP
filed 2005-11-09
CIK 768411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

☒   Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

☐   Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission File No. 0-16577

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
Yes ☒     No  ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☒

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At October 31, 2005, there were 8,915,159 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION

(In thousands)	September 30, 2005	December 31, 2004

	(unaudited)

ASSETS

Cash and cash equivalents	$17,321	$25,416
Marketable securities	13,878	5,537
Accounts receivable, net	9,240	7,424
Inventories	7,774	7,178
Other current assets	918	511

Total current assets	49,131	46,066

Marketable securities	8,330	9,331
Equipment and leasehold improvements, net	1,140	993
Intangible and other assets, net	1,964	2,587
Goodwill	5,694	6,119

Total assets	$66,259	$65,096

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$2,639	$1,543
Advance customer payments	253	429
Accrued expenses	2,944	5,173

Total current liabilities	5,836	7,145

Commitments

Stockholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, none outstanding	—	—
Common stock, no par value, 37,500 authorized, 8,911 and 8,847 shares issued and outstanding, respectively	48,831	48,239
Accumulated other comprehensive loss	(745)	(677)
Retained earnings	12,337	10,389

Total stockholders’ equity	60,423	57,951

Total liabilities and stockholders’ equity	$66,259	$65,096

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands, except per share amount)	2005	2004	2005	2004

Revenues	$10,339	$19,385	$30,057	$46,809
Cost of revenues	4,925	7,890	13,393	18,956

Gross profit	5,414	11,495	16,664	27,853

Research and development expenses	1,785	2,018	5,172	5,719
Selling, general and administrative expenses	2,868	3,681	8,978	9,751
Restructuring and severance costs	—	131	—	169
Amortization of intangibles	208	231	622	688

Income from operations	553	5,434	1,892	11,526

Interest income and other	268	80	671	246

Income before income taxes	821	5,514	2,563	11,772

Income tax provision	195	1,890	615	1,940

Net income	$626	$3,624	$1,948	$9,832

Net income per share – Basic	$0.07	$0.41	$0.22	$1.15

Net income per share – Diluted	$0.07	$0.40	$0.22	$1.10

Weighted average shares outstanding – Basic	8,890	8,780	8,872	8,561

Weighted average shares outstanding – Diluted	9,070	9,112	9,023	8,959

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,948	$9,832
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	1,492	1,636
Provision for doubtful accounts	23	104
Provision for inventory obsolescence	59	189
Deferred income taxes	152	—
Tax benefit from exercise of stock options and other	—	725
Changes in operating assets and liabilities:
Accounts receivable	(1,839)	(3,238)
Inventories	(895)	(2,113)
Other current assets	(182)	(396)
Accounts payable	1,096	(23)
Advance customer payments	(176)	—
Accrued expenses	(2,229)	1,957

Net cash provided (used) by operating activities	(551)	8,673

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale marketable securities	5,326	9,797
Purchases of available for sale marketable securities	(12,686)	(12,197)
Purchase of patent license	—	(500)
Additions to equipment and leasehold improvements	(610)	(276)
Additions to patents	(166)	(153)

Net cash used by investing activities	(8,136)	(3,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	373	4,499
Repurchase of common stock	(252)	—
Proceeds from issuance of common stock under employee stock purchase plan	471	444

Net cash provided by financing activities	592	4,943

Net increase (decrease) in cash and cash equivalents	(8,095)	10,287

Cash and cash equivalents – beginning of period	25,416	11,354

Cash and cash equivalents – end of period	$17,321	$21,641

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION
(In thousands, except share and per share amounts)

1.  INTERIM REPORTING:

The interim consolidated financial statements presented herein as of September 30, 2005, and for the three and nine month periods ended September 30, 2005 and 2004, are unaudited, but in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and nine month periods ended September 30, 2005, do not necessarily indicate the results to be expected for the full year. The December 31, 2004, consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. These unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

2.  ACCOUNTING FOR STOCK-BASED COMPENSATION:

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure — an amendment of FASB Statement No. 123”. We have adopted the disclosure requirements of SFAS No. 148 in these notes to the consolidated financial statements.

As permitted by SFAS No. 123, “Accounting for Stock Based Compensation”, we continue to measure compensation cost for our stock incentive and option plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25. Had we used the fair value method of accounting for our stock option and incentive plans and charged compensation costs against income over the vesting period, net income and net income per share for the three and nine month periods ended September 30, 2005 and 2004 would have been reduced to the following pro forma amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2005	2004	2005	2004

Net income as reported	$626	$3,624	$1,948	$9,832
Add: Stock-based compensation expense included in net income, net of related tax effects	—	—	—	—

Deduct: Total stock-based compensation expense determined under fair value method, net of related tax effects	(271)	(423)	(969)	(1,502)

Net income – Pro forma	$355	$3,201	$979	$8,330

Net income per share:
As reported – Basic	$0.07	$0.41	$0.22	$1.15
Pro forma – Basic	$0.04	$0.36	$0.11	$0.97

As reported – Diluted	$0.07	$0.40	$0.22	$1.10
Pro forma – Diluted	$0.04	$0.35	$0.11	$0.93

No tax benefit was applied to the fair value expense calculated under SFAS No. 123 due to establishing a valuation allowance on deferred tax assets during 2002. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience.

3.  CERTAIN BALANCE SHEET COMPONENTS:

Inventories Consist of the Following:

(In thousands)	September 30, 2005	December 31, 2004

Raw materials and purchased parts	$4,678	$4,404
Work in process	842	957
Finished goods	3,108	2,890

	8,628	8,251

Allowance for obsolescence	(854)	(1,073)

Total inventories	$7,774	$7,178

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

	Three Months Ended September 30,
(In thousands)	2005	2004

Balance at the beginning of period	$546	$473
Accruals for warranties	96	342
Settlements made during the period	(173)	(43)

Balance at the end of period	$469	$772

	Nine Months Ended September 30,
(In thousands)	2005	2004

Balance at the beginning of period	$646	$325
Accruals for warranties	422	683
Settlements made during the period	(599)	(236)

Balance at the end of period	$469	$772

4.  INTANGIBLE ASSETS:

Intangible and other assets include the following:

	As of September 30, 2005			As of December 31, 2004
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Developed technology	$7,775	$(6,155)	$1,620	$7,775	$(5,541)	$2,234
Patents and trademarks	2,093	(1,749)	344	1,926	(1,573)	353
Customer base	280	(280)	—	280	(280)	—

Total	$10,148	$(8,184)	$1,964	$9,981	$(7,394)	$2,587

Amortization expense for the three and nine month periods ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2005	2004	2005	2004

Developed technology	$206	$210	$614	$627
Patents and trademarks	59	58	176	174
Customer base	—	17	—	53

Total	$265	$285	$790	$854

As required by SFAS 142, we periodically reassess the carrying value, useful lives and classification of identifiable intangible assets. Estimated aggregate amortization expense based on current intangibles for the next five years is expected to be as follows: $1.0 million in 2005, $0.7 million in 2006, $0.2 million in 2007 and $0.2 million in 2008 and 2009.

At September 30, 2005 and December 31, 2004 we had net goodwill of $5.7 million and $6.1 million, respectively. Goodwill decreased by $273,000 during the first nine months of 2005 as the result of the translation impact on foreign denominated goodwill balances and by $152,000 from utilization of pre-acquisition operating loss carryforwards of CyberOptics UK, Ltd.

5.     GEOGRAPHIC REVENUE INFORMATION:

Export sales for the three months ended September 30, 2005 and the three months ended September 30, 2004 amounted to 82% and 78% of revenues, respectively. For the nine months ended September 30, 2005 and the nine months ended September 30, 2004, export sales amounted to 79% and 81% of revenues, respectively. All of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2005	2004	2005	2004

Americas	$61	$26	$95	$123
Europe	3,237	6,003	8,526	14,858
Asia	5,184	9,060	15,226	22,699
Other	4	7	8	22

Total export sales	$8,486	$15,096	$23,855	$37,702

6.  NET INCOME PER SHARE:

Basic net income per share has been computed using the weighted average number of shares outstanding during the period presented. The diluted net income per share includes the effect of common stock equivalents, consisting of common shares issuable upon exercise of stock options, for each period. The number of shares utilized in the denominator of the diluted net income per share computation has been increased from the number of shares used in computing basic net income per share by 180,000 and 151,000 equivalent shares for the three and nine month periods ended September 30, 2005 and by 332,000 and 398,000 for the three and nine month periods ended September 30, 2004. Weighted average shares for which the option price exceeded the average market price were 293,000 and 308,000 for the three and nine month periods ended September 30, 2005. Weighted average shares for which the option price exceeded the average market price were 208,000 and 196,000 for the three and nine month periods ended September 30, 2004.

7.  COMPREHENSIVE INCOME:

Components of comprehensive income include unrealized gains and losses on our available-for-sale marketable securities and the cumulative affect of foreign currency translation adjustments. During the three and nine month periods ended September 30, 2005, comprehensive income totaled $580,000 and $1,880,000, respectively. During the three and nine month periods ended September 30, 2004, comprehensive income amounted to $3,675,000 and $9,651,000, respectively. At December 31, 2004 and September 30, 2005, components of accumulated other comprehensive loss are as follows:

(In thousands)	Foreign Currency Translation	Unrealized Gains (losses) on Securities	Accumulated Other Comprehensive Income

Balance December 31, 2004	$(576)	$(101)	$(677)
Current Year Change	(48)	(20)	(68)

Balance September 30, 2005	$(624)	$(121)	$(745)

8.  INCOME TAXES:

During the third quarter of 2002 we concluded that a full valuation allowance against our deferred tax assets was appropriate due to the cumulative U.S. losses we had incurred over the prior three years, continued operating losses and full utilization of our loss carryback potential in 2002. A deferred tax asset generally represents a future tax benefit to be received when certain expenses and losses previously recognized in our U.S. GAAP-based financial statements become deductible under applicable income tax laws. Consequently, realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied. Since the third quarter of 2002, we have continued to provide a full valuation allowance against potential deferred tax assets. We will continue to assess carrying or eliminating the full valuation allowance on U.S. based deferred tax assets on a quarterly basis. Release of the full valuation allowance would result in the recognition of a significant deferred tax benefit.

During the three and nine month periods ended September 30, 2005 we recorded a tax provision at an estimated annual effective rate of approximately 24% because we have now utilized tax operating loss and tax credit carryforwards and have begun to again pay income taxes. Because we continue to maintain a valuation allowance on deferred tax assets, estimated 2005 income tax payments are expensed and used as the basis for determining our annual effective tax rate. For the nine month period ended September 30, 2004 we recorded an income tax provision of $1,940,000, representing an annual effective tax rate of 16%.

9.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature on the last day of each quarter and are designated as cash flow hedges. At September 30, 2005, we had one open swap agreement that was purchased on that date. As a result, there were no material unrealized gains or losses as of September 30, 2005. During the nine months ended September 30, 2005 we recognized a net gain of approximately $192,000 from the settlement of foreign currency swap agreements which partially offset the approximately $283,000 translation loss on the underlying inter-company balance.

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

(In thousands)	Employee Termination Benefits	Lease Commitment Costs	Other	Total

Restructuring liability, December 31, 2003	$180	$372	$—	$552
Change in estimate	—	169	—	169
Cash payments	(180)	(236)	—	(416)

Restructuring liability, December 31, 2004	—	305	—	305
Initial expense and accrual	—	—	—	—
Cash payments	—	(166)	—	(166)

Restructuring liability, September 30, 2005	$—	$139	$—	$139

Cash payments for lease termination costs are expected to be made through the term of our lease, which expires in May 2006.

11.  RECENT ACCOUNTING DEVELOPMENTS:

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Originally, SFAS No. 123(R) was effective for all stock-based awards granted beginning with the first interim period after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission (SEC) approved a new rule that changed the effective date of SFAS No. 123(R) for public companies to annual, rather than interim periods that begin after June 15, 2005. The standard will be effective for us beginning January 1, 2006. The standard may be adopted under either the modified prospective method or alternative methods, which allow for restatement of prior interim periods or prior years. We are currently evaluating how we will adopt the standard and the impact of adopting SFAS No. 123(R), which may be material in future periods, to our financial position and results of operations.

In November 2004, The FASB issued Statement of Financial Accounting Standards No. 151 (SFAS 151), “Inventory Cost – an amendment of ARB No. 43.” SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material spoilage costs to be recognized as current-period charges. It also requires that allocations of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the impact of adopting the standard on our financial position and results of operations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

We remain dependent on two original equipment manufacturer customers for a large portion of our revenue (approximately 39% and 34% of revenue in the three and nine months ended September 30, 2005 and 50% of revenues in fiscal 2004). If these customers are unsuccessful selling the products into which our sensors are incorporated, design their products to function without our sensors, purchase sensors from other suppliers, or otherwise terminate their relationships with us, our results of operations would be significantly negatively affected.

•

During 2004, approximately 26% of our total revenue (26% in the nine months ended September 30, 2005) was generated by sales of a single SMT Systems product line, the SE 300. If we are not successful in continuing to sell and differentiate this product line relative to the increased competitors we are currently seeing, our results of operations would be negatively affected.

•

We generate more than half of our revenue (approximately 79% in the nine months ended September 30, 2005 and approximately 81% in fiscal 2004) from export sales. Our export sales are subject to many of the risks of international operations, including changes in economic and business climate in foreign countries that affect the business health of our customers, changes in exchange rates that affect the willingness of customers to purchase our products, different laws that may affect our ability to protect our intellectual property, and the expense of long-distance commerce.

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

•

New regulations have been enacted in various countries requiring the reduction of hazardous substances in electronics products and capital equipment in future years. When effective, these regulations will impact production processes of our customers and require us to incorporate lead-free components into our products. If the production processes of our customers are interrupted, or we are not able to complete the transition to lead-free components in our products by the effective date of these regulations, our results of operations could be negatively affected.

•

We have introduced a number of new products during fiscal 2005 and if those introductions are not successful, our revenue and profitability could be negatively affected. For example, we have devoted and continue to devote significant resources to complete development and commence sale of our embedded process verification (EPV) products. If these products are not successful because of economic conditions affecting our customers, inability to obtain new OEM customers, required adaptations for OEM requirements if new OEM customers are obtained and other issues, these products may not generate substantial commercial sales.

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

RESULTS OF OPERATIONS

General

The global markets for our electronic assembly and semiconductor capital equipment began to weaken following the third quarter of 2004, after a period of strong global market conditions in the first nine months of 2004. Overall, our revenues decreased 47% in the quarter ended September 30, 2005 compared to the same quarter in 2004, and were down 36% in the first nine months of 2005 compared to the same period in 2004. Our earnings decreased to $626,000 in the quarter ended September 30, 2005 from $3.6 million during the comparable quarter in 2004, and decreased to $1.9 million in the first nine months of 2005 compared to $9.8 million in the first nine months of 2004. Our ability to remain profitable during periods of weaker global market conditions is primarily the result of our streamlined cost structure established through several workforce reductions and restructurings over the past few years.

Following this period of weak global market conditions, our business started to improve in the third quarter of 2005, and orders for existing and new products continued to increase following the end of the third quarter. Our third quarter revenue increased 23% compared to the second quarter of 2005. Revenue from our OEM sensor customers increased 28% and sales of SMT systems increased 26% in the third quarter compared to the second quarter of 2005. Our sensor revenue benefited from increased sales to both our primary OEM customers. In addition, we made our first shipments of fiducial/inspection sensors developed for DEK International’s industry-leading line of solder paste screen printers. Our SMT systems revenue benefited from initial sales of our new higher speed SE 300 Ultra solder paste inspection system that was introduced late in the second quarter. SMT systems revenue in the second quarter of 2005 was negatively impacted by the introduction late in the quarter of the SE 300 Ultra product. The majority of customers were not able to evaluate the system and place orders prior to June 30, 2005.

Revenues

The following table sets forth revenues by product line for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2005	2004	2005	2004

OEM Solutions:
Electronic Assembly Sensors (EAS)	$5,085	$9,616	$14,546	$25,642
Semiconductor Products	1,345	1,781	4,123	5,656
SMT Systems	3,909	7,988	11,388	15,511

Total	$10,339	$19,385	$30,057	$46,809

Our revenues from EAS products decreased 43% during the nine months ended September 30, 2005 from the nine months ended September 30, 2004 and decreased 47% during the three months ended September 30, 2005 from the three months ended September 30, 2004. These decreased revenues reflect reduced order rates from our two largest EAS customers. When comparing the three and nine month periods ended September 30, 2005 to September 30, 2004, revenues from EAS products, primarily LaserAlign sensors, were negatively impacted by soft market conditions in the worldwide market for SMT capital equipment and increased levels of sensor inventory at our customers during the market slowdown that began late in 2004. Our two largest EAS customers accounted for approximately 34% of total revenues in the nine months ended September 30, 2005, and approximately 51% of revenues for the comparable period in 2004. These customers accounted for approximately 39% of revenues in the third quarter of 2005, compared to approximately 47% of revenues in the third quarter of 2004.

Our revenues from sales of semiconductor products decreased 27% during the nine months ended September 30, 2005 from the nine months ended September 30, 2004 and decreased 24% during the three months ended September 30, 2005 from the three months ended September 30, 2004. Decreased revenue during the three and nine month periods of 2005 compared to the same periods in 2004 is primarily due to weakened market conditions in the semiconductor capital equipment market, which began in late 2004. This trend is consistent with the overall electronics capital equipment market and resulted in reduced sales of our wafer mapping products, which represented approximately 46% of semiconductor product revenues during the nine months ended September 30, 2005 and 56% in the nine months ended September 30, 2004 and approximately 44% of semiconductor revenues during the three months ended September 30, 2005 and 66% during the three months ended September 30, 2004.

Our revenues from sales of end-user systems decreased 27% during the nine months ended September 30, 2005 from the nine months ended September 30, 2004 and decreased 51% during the three months ended September 30, 2005 from the three months ended September 30, 2004. Decreased revenues from sales of end user systems were primarily the result of the weak global market conditions for electronic assembly capital equipment in 2005 compared to 2004. The three months ended September 30, 2004 represented a peak period for sales of our SE 300 products. Partially offsetting reduced revenue in 2005 from the SE 300 product line was increased revenue from our KS Automated Optical Inspection (AOI) systems which increased 39% during the nine months ended September 30, 2005 compared to the same period in 2004.

Following this period of weak global market conditions, our business started to improve in the third quarter of 2005, and orders for existing and new products continued to increase following the end of the third quarter. EAS revenues for the third quarter of 2005 increased 28% compared to the second quarter of 2005. During the third quarter of 2005, we made our first shipments of fiducial/inspection sensors developed for DEK International’s industry-leading line of solder paste screen printers. End-user systems revenues for the third quarter of 2005 increased 26% compared to the second quarter of 2005, primarily due to shipment and acceptance of our new SE 300 Ultra solder paste inspection system. We continue to have success selling inspection systems to a growing number of large manufacturers of circuit boards and memory modules, particularly in Asia. A large portion of the worldwide production capacity for printed circuit boards is being added in China, and we have been successful in selling inspection systems to new and existing customers in that region.

International revenues comprised approximately 79% of total revenues during the nine months ended September 30, 2005 and 81% during the nine months ended September 30, 2004, and comprised approximately 82% of revenues during the three months ended September 30, 2005 and 78% during the three months ended September 30, 2004. The international markets in Asia, Japan and Europe account for a significant portion of the capital equipment market for the manufacture of electronics, the primary market for our EAS sensors and End-User systems product lines. Revenues generated from products used primarily for SMT electronic assembly production (revenues from OEM sensors and End-User systems) were approximately 86% of revenues for the nine months ended September 30, 2005 and 88% for the nine months ended September 30, 2004.

Gross Margin

Gross profit for the nine months ended September 30, 2005 decreased as a percentage of revenues to 55%, compared to 60% during the nine months ended September 30, 2004. For the three months ended September 30, 2005, gross profit decreased to 52% of revenues compared to 59% during the three months ended September 30, 2004. The decrease in gross profit as a percentage of revenues during the three and nine month periods ended September 30, 2005 from the comparable periods in 2004 is primarily due to a decline in gross profit margins from end user inspection systems, and lower production volumes due to reduced revenue levels. There continues to be increased price pressure on all products sold into the SMT electronics assembly production markets due to increased competition, particularly in the growing Asian markets for our end user systems, negatively impacting our gross margins. We expect gross profit as a percentage of revenue in the fourth quarter of 2005 to be at or near the third quarter level.

Research and Development

Research and development expenses decreased 10% to $5.2 million during the nine months ended September 30, 2005 from the nine months ended September 30, 2004 and decreased 12% to $1.8 million in the three months ended September 30, 2005 from the three months ended September 30, 2004. As a percentage of revenue, research and development expenses increased to 17% during the nine months ended September 30, 2005 from 12% during the comparable period in 2004 and increased to 17% in the third quarter of 2005 compared to 10% in the same period in 2004. We expect research and development expenses to increase by approximately 5% in the fourth quarter of 2005, compared to the third quarter of 2005, as we continue a variety of new product development initiatives.

Research and development expenses during the three and nine months ended September 30, 2005 were primarily focused on development activities for completion of our new SE 300 Ultra solder paste inspection system, introduced late in the second quarter, our new Embedded Process Verification sensor family (EPV), other development activities for the SE and KS series inspection systems, next generation LaserAlign products and re-designing new and existing products to comply with new regulations related to hazardous waste. We also designed a new fiducial/inspection sensor for DEK International’s industry-leading line of solder paste screen printers, and made our first production level shipments of this sensor in the third quarter. In addition, we are continuing development of new products for the semiconductor market, and are completing development of the recently introduced WaferSense™ auto leveling sensor (ALS).

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 8% to $9.0 million during the nine month period ended September 30, 2005 compared to the nine months ended September 30, 2004 and decreased 22% to $2.9 million during the three months ended September 30, 2005 from the three months ended September 30, 2004. As a percentage of revenue, selling, general and administrative expenses increased to 30% during the nine month period ended September 30, 2005 from 21% in 2004, and for the third quarter increased to 28% in 2005 from 19% in 2004. Reduced selling, general and administrative expenses in the three and nine month periods ended September 30, 2005, compared to the same periods in 2004, is primarily due to reduced variable costs, including sales commissions and variable compensation associated with reduced levels of sales and profits.

Amortization of Intangible Assets

Amortization of acquired intangible assets was $622,000 for the nine month period ended September 30, 2005 compared to $688,000 during the nine months ended September 30, 2004. During the three month period ended September 30, 2005 amortization of intangibles was $208,000 compared to $231,000 during the three month period ended September 30, 2004. The decrease in amortization during the three and nine month periods ended September 30, 2005 compared to the same period in 2004 is primarily due to certain acquired intangible assets becoming fully amortized in 2004. Total amortization of intangible assets is expected to be approximately $0.8 million in 2005.

Interest and Other

Interest income and other primarily includes interest earned on investments. Interest income increased during the three and nine month periods ended September 30, 2005 compared to the same periods in 2004, primarily due to increased balances of cash and marketable securities available for investment, and higher interest rates in 2005 on invested funds.

Provision for Income Taxes and Effective Income Tax Rate

During the third quarter of 2002 we concluded that a full valuation allowance against our deferred tax assets was appropriate due to the cumulative U.S. losses we had incurred over the prior three years, continued operating losses and full utilization of our loss carryback potential in 2002. A deferred tax asset generally represents a future tax benefit to be received when certain expenses and losses previously recognized in our U.S. GAAP-based financial statements become deductible under applicable income tax laws. Consequently, realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied. Since the third quarter of 2002, we have continued to provide a full valuation allowance against potential deferred tax assets. We will continue to assess carrying or eliminating the full valuation allowance on U.S. based deferred tax assets on a quarterly basis. Release of the full valuation allowance would result in the recognition of a significant deferred tax benefit.

During the three and nine month periods ended September 30, 2005 we recorded a tax provision at an estimated annual effective rate of approximately 24% because we have now utilized tax operating loss and tax credit carryforwards and have begun to again pay income taxes. Because we continue to maintain a valuation allowance on deferred tax assets, estimated 2005 income tax payments are expensed and used as the basis for determining our annual effective tax rate. For the nine month period ended September 30, 2004 we recorded an income tax provision of $1,940,000, representing an annual effective tax rate of 16%.

Order Rate and Backlog

Our orders totaled $30.6 million during the nine month period ended September 30, 2005 compared to $44.4 million during the nine month period ended September 30, 2004. For the three month period ended September 30, 2005, orders totaled $9.7 million compared to $15.5 million during the three month period ended September 30, 2004. Backlog totaled $4.0 million at September 30, 2005 and $4.3 million at September 30, 2004. The scheduled shipment (or revenue for systems recognized upon acceptance) of the September 30, 2005 backlog is as follows (in thousands):

(In thousands)

4th Quarter 2005	$3,832
1st Quarter 2006 and after	180

Total backlog	$4,012

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased by $8.1 million during the nine month period ended September 30, 2005. Uses of cash included purchases of marketable securities net of maturities of $7.4 million, the purchase of equipment and expenditures for patents of $776,000, cash used in operating activities of $551,000, and the repurchase of $252,000 of our common stock. The issuance of common stock under our employee stock purchase plan provided $471,000 of cash, and the exercise of stock options provided $373,000 of cash during the 2005 period. Our cash and cash equivalents fluctuate in part because of the maturities of marketable securities and the investment of cash balances resulting from those maturities, or from other sources of cash, in addition to marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Our combined balances of cash and marketable securities decreased $0.8 million to $39.5 million as of September 30, 2005 from $40.3 million as of December 31, 2004.

Operations used $551,000 of cash during the nine months ended September 30, 2005. Cash generated from operations primarily included net income of $1.9 million, which included $1.7 million of net non-cash expenses for depreciation and amortization, provision for inventory obsolescence and other non-cash items, and increased accounts payable of $1.1 million. The cash generated was more than offset by increases in accounts receivable and other current assets of $2.0 million, increases in inventory of $895,000, reductions in accrued expenses of $2.2 million and reductions in advance customer payments of $176,000. Increased accounts receivable are the result of proportionately more systems sales through distributors, which increased the timing of receivable collections. We do not anticipate any issues relative to collection of these receivables, and we are working to improve the timing of payment. Increased accounts payable is primarily the result of higher inventory balances and the timing of vendor payments. The reduction in accrued expenses is primarily the result of 2004 bonuses being paid in 2005. During the nine months ended September 30, 2004, we generated $8.7 million of cash from operations. Cash generated from operations included net income of $9.8 million, which included $1.9 million of non-cash expenses, increases in accrued expenses of $2.0 million and the tax benefit from stock option exercises of $725,000. This cash generated more than offset investments in accounts receivable and other assets of $3.6 million, inventory of $2.1 million, and decreased accounts payable of $23,000.

We used $8.1 million of cash in investing activities during the nine months ended September 30, 2005 compared to $3.3 million during the same period in 2004. Changes in the level of investment in marketable securities resulting from purchases and maturities of those securities used $7.4 million of cash in 2005 and $2.4 million of cash in 2004. We used approximately $776,000 of cash for the purchase of fixed assets and capitalized patent costs during the nine months ended September 30, 2005 and $429,000 during the nine months ended September 30, 2004. During the nine months ended September 30, 2004, we used $500,000 of cash for the purchase of a technology license.

We generated $592,000 of cash from financing activities during the nine months ended September 30, 2005, including cash received from the issuance of common stock under the employee stock purchase plan of $471,000 and from stock option exercises of $373,000. Uses of cash during the nine months ended September 30, 2005 included $252,000 for the repurchase of our common stock. During the nine months ended September 30, 2004, we generated cash of $4.5 million from stock option exercises and $444,000 from the issuance of common stock under the employee stock purchase plan.

A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. There were no significant changes to our contractual obligations during the nine months ended September 30, 2005 and we have not entered into any material commitments for capital expenditures outside of those normal contractual obligations. Purchase commitments for inventory can vary based on the volume of revenue and resulting inventory requirements. Our cash and cash equivalents and investments totaled $39.5 million at September 30, 2005. With this level of cash and cash equivalents and investments, we believe that our cash and cash equivalents and investments will be adequate to fund cash flow needs for the foreseeable future.

At September 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to the financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

As a result of the Kestra Ltd. acquisition we have a sales office located in the UK. We also have sales offices in Singapore and China. We do not believe that currency fluctuations will have a material impact on our consolidated financial statements.

Item 4. CONTROLS AND PROCEDURES

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

b.         During the quarter ended September 30, 2005, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Company Repurchase of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

May 1, 2005 to May 31, 2005	14,600	$12.1639	14,600	485,400

June 1, 2005 to June 30, 2005	5,900	$12.4947	5,900	479,500

Total	20,500	$12.2591	20,500	479,500

(1)

The Company repurchased an aggregate of 20,500 shares of its common stock pursuant to the repurchase program that it publicly announced on May 7, 2005 providing for the repurchase of 500,000 shares. On May 25, 2005, the Company also announced that it had adopted a 10b5-1 plan to facilitate the purchase of the shares during periods it might otherwise be prevented by insider trading laws from making such repurchases. Shares were purchased in open market transactions. No shares of common stock were repurchased by the company during the period from July 1, 2005 to September 30, 2005.

Item 6. EXHIBITS

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

CYBEROPTICS CORPORATION

Date:	November 7, 2005	By:	/s/ Kathleen P. Iverson
Kathleen P. Iverson, President and CEO
(Principal Executive Officer and Duly Authorized Officer)

By:	/s/ Jeffrey A. Bertelsen
Jeffrey A. Bertelsen, Chief Financial Officer
(Principal Accounting Officer and Duly Authorized Officer)