Form 10-K
period 2005-12-31
CYBEROPTICS CORP
filed 2006-03-14
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange
Act of 1934 for the Year Ended December 31, 2005.

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
Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
   YES ☐    NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
   YES ☐    NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer   ☐      Accelerated filer   ☒      Non-accelerated filer   ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
   YES  ☐    NO  ☒

As of February 28, 2006, there were 8,925,659 shares of the registrant’s Common Stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The responses to items 10, 11, 12 and 13 herein are incorporated by reference to certain information in the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 15, 2006.

CYBEROPTICS CORPORATION
FORM 10-K
For the Fiscal Year Ended December 31, 2005

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

        We are a leading global supplier of optical process control sensors and inspection systems that are used to control the manufacturing process and to ensure the quality of electronic circuit boards manufactured by our customers using surface mount technology (SMT). We also manufacture and sell sensors that assist with yield improvement, and the placement and transport of wafers during semiconductor fabrication. Our products assist the global SMT and semiconductor industries in meeting the rigorous quality demands for printed circuit board assembly and semiconductor wafers. Using a variety of proprietary technologies such as lasers, optics and machine vision, combined with software, electronics and mechanical design, our products enable manufacturers to increase production volume, product yields and quality by measuring the characteristics and placement of components both during and after the manufacturing process.

        Our business is organized in two operating segments. Our Electronic Assembly segment designs, manufactures and sells optical process control sensors and inspection systems for the electronics assembly equipment market. Our Semiconductor segment designs, manufactures and sells optical and other process control sensors and related equipment for the semiconductor capital equipment market.

        Most of our products (87% of revenue in 2005) are developed and sold for use in SMT electronic circuit board assembly or with equipment used in SMT electronic circuit board assembly as part of our Electronic Assembly segment. We sell products in this market both as sensor components that are incorporated into products manufactured by other companies for sale to circuit board assembly companies, and as more complete “systems” that are sold directly to circuit board assembly companies. Our sensor products are sold to manufacturers of pick-and-place machines to align electronic surface mount components during placement on the circuit board and to solder paste printer companies to align stencils with circuit boards. Our systems products are sold to contract manufacturers and other companies with surface mount assembly lines, to control quality as in-line systems. These systems level products are used by manufacturers of circuit boards to measure screen printed solder paste, to inspect circuit boards and components after component placement, to confirm proper placement after full assembly of circuit boards and to inspect solder joints on printed circuit boards.

        Our Semiconductor segment develops and sells products that assist with yield improvement in semiconductor fabrication, and for use with the robotic equipment that handles semiconductor wafers during the semiconductor fabrication process. In addition, we sell a frame grabber product line for general industrial applications. These product lines are sold through CyberOptics Semiconductor, Inc. which was formed from the CyberOptics, Inc. combination of HAMA™ Sensors, Inc. and Imagenation® Corporation, companies acquired in 1999 and 2000. Semiconductor products were 13% of total revenues in 2005.

Market Conditions–Recent Development of the Business

        Our operations are heavily influenced by market conditions in worldwide electronics markets, and particularly in the SMT electronic assembly segment of these markets. These markets have been very cyclical, with periods of strong growth followed by periods of excess capacity and reduced levels of capital spending. Periods of growth in the electronics equipment markets from 1997 through the second quarter of 1998, from the third and fourth quarters of 1999 to the second quarter of 2001, and from the third quarter of 2003 through the third quarter of 2004, resulted in strong sales of our products, particularly OEM sensor products. Because of the particularly dramatic decline starting in the second quarter of 2001, we took aggressive cost reduction actions during 2001, 2002 and 2003, reducing our worldwide employment by over 50% from 2001 peaks, and closing or downsizing facilities. Although our operations have recovered through several periods beginning in 2003, we have maintained the reduced cost structure to enhance our results.

        Because of improving market conditions, we reported substantially increased sales in 2003 over 2002, particularly of our sensor products. The strong market continued through the third quarter of 2004, with steady increases in order rates, and a 94% increase in sales of our sensor products from 2003 to 2004. At the same time, we increased levels of sales of our systems products, particularly to original design manufacturer customers (ODM’s) in China.

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

        Nevertheless, toward the end of the third quarter of 2004, the global markets for electronics again began to soften. Although the economies in the countries where most of our products are sold continue to be strong, the semiconductor market began to weaken and with it the circuit board production market. We began seeing reduced order rates toward the end of the third quarter and those reduced rates continued through the second quarter of 2005. Order rates began to increase in the third quarter of 2005 and continued to improve throughout the fourth quarter of 2005.

        Consistent with our past practice, we continued to invest heavily throughout 2005 in new product development. We began shipping a new sensor to DEK International, GmbH, an important new original equipment manufacturer, for their industry leading line of solder paste screen printers. We launched an enhanced version of our industry leading SE 300 solder paste inspection system, the SE 300 Ultra, and began work on an enhanced version of our Flex series automated optical inspection system. We introduced an EPV 5 sensor for end users to retrofit their existing pick and place machines from a significant manufacturer in the pick and place market. Finally, we introduced a new automated leveling sensor to assist with yield improvement in the semiconductor fabrication process.

        Although we cannot predict with precision the trends and procurement cycles for capital equipment in markets for electronic inspection, we believe that the markets will remain strong for the next several quarters and that the new products positioned for introduction will support improved performance in 2006.

Objective

        Our objective is to develop complete surface mount technology process control solutions for our customers. We intend to build upon our innovative products in systems for solder paste inspection, automated optical inspection and component alignment, with new sensing products that will be embedded inside SMT production equipment. We eventually intend to tie these products together as a full-line process control solution. We believe our new embedded process verification (EPV) sensor will eventually gain acceptance among manufacturers of pick and place machines as a further enhancement to inspection and control. During 2005, additional steps were taken towards embedding sensing products inside production equipment. We introduced an EPV 5 sensor for end users to retrofit their existing pick and place machines from a significant manufacturer in the pick and place market. We introduced a new InPrinter Inspection Camera for DEK International GmbH to be mounted inside their industry leading screen printer to ensure accurate board registration as well as to provide DEK with upgraded capability for solder paste and stencil inspection. We have established an office in China to further penetrate the growing market for manufacturing production equipment there and to increase the percentage of worldwide production lines that use inspection in their production process to improve production yields and reduce cost.

        During 2004 and 2005, our Semiconductor Products group introduced the new WaferSense ™ Automatic Leveling Sensor (ALS), the first of a series in the WaferSense™ product line. WaferSense™ is a family of wireless, waferlike precision measurement tools for in-situ setup, calibration and process optimization in semiconductor processing equipment. We are currently working on several new additions to the WaferSense™ product line.

        Our ability to implement our strategy effectively is subject to numerous uncertainties and risks, including market conditions in the global SMT circuit board assembly and semiconductor fabrication capital equipment markets and our timely completion of development and successful commercial introduction of planned new products. We cannot assure you that our efforts will be successful.

OPERATIONS AND PRODUCTS

        We develop, manufacture and sell intelligent, non-contact sensors and systems for process control and inspection. Our products are used primarily in the SMT electronic assembly and semiconductor fabrication sectors of the electronics industry and enable manufacturers to increase operating efficiencies, product yields and quality. In addition to proprietary hardware designs that combine precision optics, various light sources and multiple detectors, our products incorporate software that controls the hardware and filters and converts raw data into application specific information. Our product offerings are sold both to original equipment manufacturers that supply the SMT and semiconductor fabrication industries and to end-user customers who use our SMT Systems products directly for process and quality control in the circuit board manufacturing process.

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

        LaserAlign. Our LaserAlign sensor family has accounted for the vast majority of sales in the SMT electronic assembly sensors product line. These sensors are sold for incorporation into component placement machines used in the SMT production line that are manufactured by a number of different OEM customers. Sales of these products, including service repairs, to Juki Corporation and Assembleon B.V., accounted for approximately 25% and 13% of our revenue in 2005, respectively, and approximately 22% and 19% of our revenue in 2004, respectively. Accordingly, revenues and operations are currently heavily influenced by the level of purchases from these two customers (including Assembleon B.V. purchases of Board Align Camera–see below) and by the cyclical nature of the SMT production industry.

        The LaserAlign family of products aligns components during transport on a pick-and-place machine prior to placement on a circuit board. After solder paste has been deposited and inspected, extremely small surface mount components known as chip capacitors and resistors are placed on the solder pads by component placement machines. LaserAlign sensors are incorporated into the placement heads of component placement machines to ensure accurate component placement at high production speeds. Various high-speed component placement machines use between one and twenty LaserAlign sensors per machine. LaserAlign integrates an intelligent sensor, composed of a laser, optics and detectors with a microprocessor and software for making specific measurements. LaserAlign enables quick and accurate alignment of each component as it is being transported by the pick-and-place arm for surface mount assembly. Using non-contact technology, LaserAlign facilitates orientation and placement of components at higher speeds than can be achieved using conventional mechanical or machine vision component centering systems.

        The LaserAlign sensor is offered in several different configurations to satisfy the requirements of the different machines on which it is used. The latest version of the LaserAlign sensor technology was introduced in a new sensor for Assembleon B.V. during 2003. Revenue from new product shipments of LaserAlign sensors has been a principal contributor to our growth during the past five years and accounted for 30% of our revenue in 2005, 32% in 2004 and 30% in 2003.

        BoardAlign Camera (BA Camera).   The BA Camera, which is incorporated directly into the placement head of component placement machines, identifies fiducial markings on a circuit board and aligns the board in the component placement machine prior to component placement. The BA Camera was introduced in a sensor for Assembleon B.V. during 2003 to be incorporated into their latest version component placement machine. Revenue from shipments of BA Camera sensors to Assembleon B.V. accounted for approximately 6%, 9% and 5% of our revenue in 2005, 2004 and 2003, respectively.

        InPrinter Inspection Camera.   The InPrinter Inspection Camera, which is mounted directly in screen printers manufactured by DEK International GmbH, identifies fiducial markings on a circuit board to ensure accurate board registration prior to placement of solder paste, as well as to provide an upgraded capability for 2D solder paste and stencil inspection. The Inprinter Inspection Camera was introduced for DEK International GmbH during the third quarter 2005. Revenue from shipments of the InPrinter Inspection Camera accounted for approximately 3% of our revenue in 2005.

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

        SE 300 and SE 300 Ultra.   The SE 300 is an in-line system that measures in three dimensions the amount of solder paste applied to the circuit board after the first step of the SMT assembly process. Because of the small size of the components that must be placed on each pad of solder paste and the density of components placed on the circuit board, a significant amount of SMT assembly problems are related to the quality of solder paste deposition. Misplaced solder paste or excess or inadequate amounts of paste can lead to improper connections or bridges between leads causing an entire circuit board to malfunction.

        We first introduced the SE 300 in March 2000 and recorded our first revenues from sale of the SE 300 in the fourth quarter of 2000. The SE 300 is designed to inspect the height, area and volume of 100% of a circuit board at production line speeds and with resolution that allows it to measure the smallest chip scale packages and micro ball array component sites. The SE 300 can be retrofitted and integrated into most SMT production lines, providing real time quality control immediately after a printed circuit board leaves the screen printer and before component placement commences. We have made a number of improvements to the SE 300 since its introduction in 2000.

        During 2005, we introduced the SE 300 Ultra, an enhanced version of our SE 300 product that offers faster inspection speeds, a conveyor that can accommodate a greater range of board sizes than the SE 300, flexible conveyor options and additional defect review options in run-time software. In addition, we introduced a sensor upgrade for the SE 300 that will provide some of the performance improvements that are available in the SE 300 Ultra. Revenues from shipments of the SE 300, SE 300 Ultra and sensor upgrades accounted for 25% of our revenue in 2005, 26% of our revenue in 2004 and 29% in 2003.

        Automated Optical Inspection (Flex) Products.   The Flex series of Automated Optical Inspection (AOI) products was initially introduced in the fourth quarter of 2000 and incorporates in-process technology acquired from Kestra, Ltd in 1999. These in-line products measure and inspect circuit boards after component placement to determine whether all components are present, that all components have been placed correctly and measure the quality of solder joints after reflow. The principal advantage of the Flex series AOI products is ease of use for the operator compared to other AOI machines and the low level of false calls.

        We have introduced a number of versions of the Flex series AOI products since their initial introduction in 2000. The latest Flex version introduced in 2003, incorporates high-resolution color cameras for improved imaging, and is designed to inspect the placement of very small (0201) components on circuit boards. In addition, our Flex product allows for a variety of machine configurations (different number of cameras based on board size and resolution requirements) based on customer needs. We are working on a new enhanced version of the Flex product, called the Flex Ultra, which we introduced in January 2006.

Semiconductor Products

        Although we had sold some sensors for semiconductor wafer inspection prior to 1999, the semiconductor product line became a significant part of our business with the acquisition of certain assets of HAMA Laboratories, Inc. in 1999 and was further expanded with the acquisition of Imagenation Corporation in 2000. Currently, our principal semiconductor products are sensors that inspect the presence and orientation of semiconductor wafers in cassettes and FOUPS during the fabrication process. Other products include frame grabber and machine vision subsystems that were developed and sold by Imagenation. All semiconductor products are sold to original equipment manufacturers for incorporation into their workstations and systems. We have also recently introduced WaferSense™ (ALS), a wireless auto leveling sensor for calibration of semiconductor process tools. We anticipate that a greater proportion of our WaferSense™ sales will be to end-user customers than with our other semiconductor products. Overall, sales of our semiconductor products constituted 13% of our revenue in 2005, 12% in 2004 and 16% in 2003.

        Wafer Mapping and Alignment Sensors.   We manufacture and sell laser based reflective sensors that improve the performance of robotic wafer handling equipment. During the fabrication process, semiconductor wafers are stored in slotted cassettes during transport to various fabrication tools. Robotic equipment removes the wafers from the cassettes and inserts them into a fabrication tool. Our wafer mapping sensors inspect for the presence of wafers in the cassettes and determine if the wafer is properly present and located in the cassette. We introduced an improved version of the wafer mapper product, the EXQ mapper, in late 2003, and a new smaller form factor of this product, the EXQS, in 2005.

        Frame Grabber Products and Machine Vision Subsystems.   Frame grabber products are a machine vision component that captures, digitizes, and stores video images. These products are currently sold into a broad array of applications in a number of different industries, with strategic emphasis on semiconductor customers. We offer both digital and analog versions of frame grabbers under the Imagenation brand.

        WaferSense™ Sensors.   Our WaferSense™ family of sensors is intended to go where wafers go in semiconductor fabrication and provide measurements of critical factors that are currently impossible or extremely difficult to obtain. We introduced our first WaferSense™ product, the automatic leveling sensor (ALS), a level calibration tool for semiconductor process tools, in late 2004. The WaferSense ALS is a wireless, vacuum-compatible sensor that can be placed in cassettes, FOUPS, on end effectors, aligners, in load locks and process chambers used in semiconductor fabrication to ensure that all stations are level and coplanar. Because the user is not required to break down semiconductor fabrication equipment, or pressurize a vacuum chamber, we believe that WaferSense ALS will save significant time over the manual leveling currently used by customers and increase equipment up-time, through-put and process yield. We anticipate that a greater proportion of our WaferSense™ sales will be to end-user customers than with our other semiconductor products.

Markets and Customers

        We sell the vast majority of our products into the electronics manufacturing market (87% of total revenues in 2005), particularly the portion servicing manufacturers doing SMT circuit board assembly. The value of automation is high in this market because the products produced have high unit costs and are manufactured at speeds too high for effective human intervention. Moreover, the trend in these industries toward smaller devices with higher circuit densities and smaller circuit paths requires manufacturing and testing equipment capable of extremely accurate alignment and multidimensional measurement such as achieved using non-contact optical sensors. Customers in these industries also employ knowledgeable engineers who are competent to work with computer-related equipment. Our LaserAlign products are sold to OEM’s serving this market and the SE 300, SE 300 Ultra and Flex series inspection systems are sold to end-user electronic assembly manufacturers in this market.

        We sell our semiconductor products into the semiconductor capital equipment market, for use in the fabrication of semiconductor devices. This market has many of the same characteristics as the SMT electronics assembly market and requires non-contact optical measurement tools that enable the production of more complex, higher density and smaller semiconductor devices. We sell our wafer mapping and alignment sensors to manufacturers of equipment that transport wafers during the semiconductor manufacturing (front-end fabrication) process. Our new WaferSense™ ALS will be sold directly to semiconductor fabrication facilities for use by process and equipment engineers during the production of semiconductor wafers.

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

        We sell our products worldwide to many of the leading manufacturers of electronic circuit board assembly equipment, manufacturers of semiconductor DRAM memory, semiconductor capital equipment manufacturers and end-user electronic assembly manufacturers. Although we maintain sales offices in the UK, Singapore and China, all manufacturing of our products occurs in the United States and all sales originate in the United States.

        There has been an increase in export sales from 2003 to 2005 as the result of the majority of new worldwide electronics and semiconductor capacity being added in Asia. In addition, a significant portion of our export sales to Europe are OEM electronic assembly sensors that ultimately are sold by our OEM customer into Asia. The following table sets forth the percentage of total sales revenue represented by total export sales (sales for delivery to countries other than the United States, including sales delivered through distributors) by location during the past three years:

	Year Ended December 31,
	2005	2004	2003

Asia	51%	46%	53%
Europe	30%	34%	25%
Other (1)	1%	1%	1%

(1) Includes export sales in North America, primarily export sales to Canada, Mexico and Latin America.

        See Note 11 to the Company’s Consolidated Financial Statements contained in item 8 of this Form 10-K.

        All export sales are negotiated, invoiced and paid in U.S. dollars. Accordingly, although changes in exchange rates do not affect revenue and income per unit, they can influence the willingness of customers to purchase units.

Sales and Marketing

        Our electronic assembly sensors are sold to large OEM customers by a direct sales staff located in Minnesota. Our systems products are primarily sold through independent representatives and distributors managed by direct sales personnel located in Minnesota, as well as in the UK, Singapore and China. We have agreements with 13 representatives and distributors in North and South America who focus primarily on SMT Systems products sold to end-users. We make most of our sales to international end-users of systems products through 22 representatives and distributors covering Europe (13) and the Pacific Rim (9).

        Our wafer mapping semiconductor products are sold to large OEM customers by a direct sales staff located in Oregon and California. We sell our semiconductor frame grabber products through a direct sales staff located in Portland, Oregon, and through 29 sales representatives throughout the world. These representatives are not under contract, but are authorized to sell frame grabber products and in many cases act as system integrators for our products. We have established a worldwide sales representative organization for WaferSense™ semiconductor products. We currently have agreements in place or in process with sales representatives in the U.S. (3), Europe (3) and the Pacific Rim (7). Most of these sales representatives will also be authorized to sell wafer mapping semiconductor products.

        We market our products through appearances at industry trade shows, advertising in industry journals, articles published in industry and technical journals and on the Internet. In addition, we have strategic relationships with certain key customers that serve as highly visible references.

Backlog

        Our products are typically shipped two weeks to two months after the receipt of an order. Product backlog was $6.9 million at December 31, 2005, compared to $3.7 million on December 31, 2004, and $6.6 million on December 31, 2003. Substantially all of the 2005 backlog is deliverable in the first quarter of 2006. On a relatively small portion of system products, revenue is not recognized until final customer acceptance. Although our business is generally not of a seasonal nature, sales may vary seasonally based on the capital procurement practices in the electronics and semiconductor industries. Our scheduled backlog at any time may vary significantly based on the timing of orders from OEM customers. Accordingly, backlog may not be an accurate indicator of performance in the future.

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

        We believe that continued and timely development of new products and enhancements to existing products is essential to maintaining our industry leading position in the market. As a technology based company, we commit substantial resources to research and development efforts, which plays a critical role in maintaining and advancing our position as a leading provider of optical sensors and systems. During 2005 and 2004, research and development efforts were focused on a number of development activities, including a new InPrinter Inspection Camera for DEK International GmbH, development of our new Embedded Process Verification sensor family (EPV®), and continued development of the SE and Flex series inspection systems, including our new SE 300 Ultra solder paste inspection system, and new Flex Ultra automated optical inspection system.

        In addition, we have continued to enhance our semiconductor wafer mapping sensors for the semiconductor market. In 2005, we commenced shipment of the EX-QS wafer mapping sensor. We also continued development of our recently introduced WaferSense™ auto leveling sensor (ALS) products. During 2006, we intend to continue to develop and introduce new semiconductor products, including further enhancements and introductions for our WaferSense™ family of sensor products.

        Research and development expenses were $7.1 million in 2005, $7.6 million in 2004 and $7.2 million in 2003. These amounts represented 17% of revenues in 2005, 13% in 2004 and 20% in 2003. Research and development expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. Research and development resource utilization is centrally managed based on market opportunities and the status of individual projects.

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

        The primary competition for sales of our SE 300 products has been GSI Lumonics, Inc. (SVS division), Agilent Technologies, Inc. and Orbotech, Ltd. (Israel). More recently Asian based companies such as Koh Young Technology (Korea), CKD Corporation (Japan) and Test Research, Inc. (Taiwan) have introduced three dimensional inspection systems that provide less performance than our SE 300 products, but are increasingly competing for SE 300 product sales in the Pacific Rim. We believe that a few of these competing systems have a lower cost position than our SE 300 products. In addition, some manufacturers of screen printing equipment provide optional 2-D solder paste inspection, and other machine vision companies (AOI companies) have started offering 2-D and occasionally 3-D solder paste inspection products. Although we believe our SE 300 products compete favorably against these competitive products on the basis of performance and reliability, the introduction of lower cost competitive models has required us to decrease the price of our SE 300 products in some markets.

        Our AOI inspection system products (Flex Products) face competition from a large number of AOI companies, the most significant being Agilent (formerly MVT), Orbotech, Ltd. (Israel), Viscom (Germany), Saki Corporation (Japan) and Omron, Ltd. (Japan). We believe that the technology used in the Flex series is differentiated from the competition and that it will compete effectively in this market based on measurement accuracy, cost, ease of use and the low rate of false calls.

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

Employees

        As of December 31, 2005, we had 168 full-time and 2 part-time employees worldwide, including 35 in sales, marketing and customer support, 71 in manufacturing, purchasing and production engineering, 46 in research and development and 18 in finance, administration and information services. Of these employees, 124 are located at our corporate headquarters in Minneapolis and 46 are located in other offices (3 in the UK, 31 in Oregon, 6 in Singapore and 6 in China). All of our employees located in Oregon work in our Semiconductor business. To date, we have been successful in attracting and retaining qualified technical personnel, although there can be no assurance that this success will continue. None of our employees are covered by collective bargaining agreements or are members of a union.

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

        We hold 76 patents (56 U.S. and 20 foreign) on a number of technologies, including those used in the LaserAlign systems and other products. Some of the patents relate to equipment such as pick-and-place machines, into which our sensor products are integrated. In addition, the Company has 96 pending patents (24 U.S. and 72 foreign). We protect the proprietary nature of our software primarily through copyright and license agreements, but also through close integration with our hardware offerings. We utilize 15 registered trademarks, 3 of which are foreign. We also have 12 domain names and several common law trademarks. It is our policy to protect the proprietary nature of our new product developments whenever they are likely to become significant sources of revenue. No guarantee can be given that we will be able to obtain patent or other protection for other products.

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

ITEM 1A.   RISK FACTORS

        Our operations are subject to a number of risks and uncertainties that may effect our financial results, our accounting, and the accuracy of the forward making statements we make in this Form 10-K. We make statements regarding anticipated product introductions, changes in markets, customers and customer order rates, expenditures in research and development, growth in revenue, taxation levels, the effects of pricing, and the ability to continue to price foreign transactions in U.S. currency, all of which represent our expectations and beliefs about future events. Our actual results may vary from these expectations because of a number of factors that affect our business, the most important of which include the following:

•	The market for capital equipment for the electronics industry in which we operate is cyclical and we cannot predict with precision when market downturns will occur. We operate in a very cyclical market–the electronics capital equipment market. We have been unable to predict with accuracy the timing or magnitude of periodic downturns in this market. These downturns, particularly the severe downturn in electronics production markets from 2001 through 2003, have severely affected our operations and generated several years of unprofitable operations. We may be unable to foresee additional changes in these markets before they affect our operations in the future.

•	World events beyond our control may effect our operations. Our operations and markets could be negatively affected by world events that effect economies and commerce in countries, such as China, Singapore and Japan, in which we do business. Natural disasters, such as the SARS outbreak, have affected travel patterns and accessibility in these countries in the past and other natural occurrences, such as a bird flu outbreak, could affect the business we do in these countries in the future. Further, these countries may be affected by economic forces that are different from the forces that affect the United States and change the amount of business we conduct.

•	We are dependent upon two customers for a significant amount of our revenue. We have been dependent on two original equipment manufacturer customers for a large portion of our revenue (44% in 2005, 50% in 2004 and 41% in 2003). Our operations were significantly negatively affected by reduced order rates from these two customers during 2001, 2002 and the first half of 2003, and were favorably impacted by increased order rates in the last half of 2003 and the first three quarters of 2004. Order rates for these customers continued to sequentially decline through the second quarter of 2005, and then started to sequentially increase in the third and fourth quarters of 2005. In the third quarter, we added a third original equipment manufacturer customer. If these customers are unsuccessful selling the products into which our sensors are incorporated, design their products to function without our sensors, purchase sensors from other suppliers, or otherwise terminate their relationships with us, our results of operations would be significantly negatively affected.

•	We are dependent upon a single product line in our systems business for over a quarter of our revenue. During 2005, approximately 25% of our total revenue was generated by sales of a single SMT Systems product line, the SE 300, and SE 300 Ultra. Sales of these products have been subject to increasing competition in the Asian markets. If we are not successful in continuing to sell and differentiate this product line relative to our competition, our results of operations would be negatively affected.

•	We generate more than three quarters of our revenue (approximately 81% in 2005) from export sales that are subject to risks of international operations. Our export sales are subject to many of the risks of international operations including:

•	currency controls and fluctuations in currency exchange rates;
•	changes in local market business requirements and increased cost and development time required to modify and translate our products for local markets;
•	inability to recruit qualified personnel in a specific country or region;
•	difficulty in establishing and maintaining relationships with local vendors;
•	differing foreign technical standards;
•	differing regulatory requirements;
•	export restrictions and controls, tariffs and other trade barriers;
•	difficulties in staffing and managing international operations;
•	reduced protection for intellectual property rights;
•	changes in political and economic conditions;
•	seasonal reductions in business activity;
•	potentially adverse tax assessments; and
•	terrorism, disease, or other events that may affect local economies and access.

•	Because we price our products in US dollars, our products may have difficulty competing in periods of increasing strength of the dollar. All of our international export sales are negotiated, invoiced and paid in U.S. dollars, and accordingly, currency fluctuations do not affect our revenue and income per unit. However, significant fluctuations in the value of the U.S. dollar relative to other currencies could have an impact on the price competitiveness of our products relative to foreign suppliers, which could impact the willingness of customers to purchase our products and have an impact on our results of operations.

•	Our products could become obsolete. Our current products, as well as the products we have under development, are designed to operate with the technology we believe currently exists or may exist for electronic components and printed circuit boards. The technology for these components changes rapidly and, because it takes considerable time to develop new products, we must anticipate technological developments in order to effectively compete. Further, because we do not have unlimited development resources, we might choose to forgo the pursuit of what becomes a leading technology and devote our resources to technology that is less successful. If we incorrectly anticipate technology developments, or have inadequate resources to develop our products to deal with changes in technology, our products could become obsolete.

•	We compete in the electronics assembly sensor market with larger companies. Our electronic assembly sensor products compete with products made by larger machine vision companies, other optical sensor companies, and by solutions internally developed by our customers. Advances in machine vision technology in recent years have eliminated some, but not all, of the features that have differentiated our products from some of these competitors.

•	The market for surface mount capital equipment has become very price competitive. The electronics capital equipment market for surface mount technologies is becoming more mature, resulting in increased price pressure on suppliers of equipment. Consequently, our electronic assembly system and sensor products have become subject to increased levels of price competition and competition from other suppliers and technologies, including suppliers in Asia who have specifically designed their products to compete favorably against our products.

•	Our systems products carry lower margins. We use a different distribution network to sell our end-user systems products, such as the SE 300, and generate lower margins from these products, than the distribution system and margins from our electronic assembly sensor and semiconductor products. To the extent our end-user systems constitute a larger portion of our business, our profitability may be affected.

•	Competitors in Asia may be able to compete favorable with us based on lower production costs. We compete with large multinational systems companies in sales of end-user systems products, many of which are able to take advantage of greater financial resources and larger sales distribution networks. We also compete with new Asian based suppliers of end-user systems products, many of which have lower overall production costs and are willing to offer their products at lower selling prices to customers.

•	We are dependent upon outside suppliers for components of our products, and delays in or unavailability of those components would adversely effect our results. We use outside contractors to manufacture the components used in many of our products and some of the components we order require significant lead times that could affect our ability to sell our products if not available. In addition, if these components do not meet stringent quality requirements or become subject to obsolescence, there could be delays in product availability, and we could be required to make significant investments in designing replacement components.

•	Our operations could be effected by lead-free regulations. New regulations have been enacted in various countries requiring the reduction of hazardous substances in electronics products and capital equipment in future years. New regulations are also increasing the obligations of manufacturers of electronics products and capital equipment to ensure proper disposal of their products when they are no longer being used by the customer. When effective, these regulations will impact production processes of our customers and require us to incorporate lead-free components into our products. If the production processes or our customers are interrupted, or we are not able to complete the transition to lead-free components in our products by the effective date of these regulations, our results of operations could be negatively affected. In addition the new regulations requiring us to ensure proper disposal of our products will increase our costs, and our results of operations could be negatively affected.

•	Our results are affected by the timing and success of product introductions. We plan to continue to introduce new products during fiscal 2006 and beyond. If those introductions are delayed, our revenue and profitability could be negatively affected. For example, we have devoted and continue to devote significant resources to complete development and commence sale of our embedded process verification (EPV) products. The introduction of these products has been delayed because of economic conditions affecting our customers, required adaptations for OEM requirements and other issues and these products have yet to generate substantial commercial sales.

•	The accuracy of our financial reporting is dependent on continued maintenance of adequate internal controls. Our ability to capture, process and report transactions in a timely and accurate manner in compliance with accounting principles generally accepted in the United States is dependant upon the operation of our internal controls over financial reporting. Although we believe our controls, policies, practices and systems are adequate to ensure the integrity of our financial reporting, unanticipated and unauthorized actions of employees (both domestic and internationally), temporary lapses in internal controls due to shortfalls in transition planning and oversight, or resource constraints could lead to improprieties and undetected errors that could impact our financial condition or results of operations.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

        None

ITEM 2.   PROPERTIES

        We lease a 70,000 square foot mixed office and warehouse facility built to our specifications in Golden Valley, Minnesota, which functions as our corporate headquarters and primary manufacturing facility. The lease for this space is set to expire in May 2006. We are presently negotiating a renewal of our lease. As of December 31, 2005, we also have operating leases in Oregon (for our semiconductor business), Singapore, Massachusetts, the United Kingdom, and Shanghai China, which expire in May 2007, May 2006, August 2006, February, 2006 and August 2006, respectively.

ITEM 3.   LEGAL PROCEEDINGS

        We are not currently subject to any material pending or threatened legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of 2005.

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

	2005		2004
Quarter	High	Low	High	Low

First	$15.36	$11.76	$19.67	$11.34

Second	$14.17	$10.31	$26.63	$17.51

Third	$15.36	$12.83	$26.24	$14.55

Fourth	$14.74	$12.26	$17.17	$10.28

        As of February 28, 2006, there were approximately 216 holders of record of common stock and approximately 3,010 beneficial holders. We have never paid a dividend on common stock. Dividends are payable at the discretion of the Board of Directors out of funds legally available therefore. Our board has no current intention of paying dividends.

Company Repurchase of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1, 2005 to October 31, 2005	—	—	—	479,500

November 1, 2005 to November 30, 2005	—	—	—	479,500

December 1, 2005 to December 31, 2005	17,700	$12.4863	17,700	461,800

Total	17,700	$12.4863	17,700	461,800

(1)	Prior to October 1, 2005, the Company had repurchased an aggregate of 20,500 shares of its common stock pursuant to the repurchase program that it publicly announced on May 7, 2005 providing for the repurchase of 500,000 shares, and with the repurchases of 17,700 shares in the fourth quarter, had repurchased an aggregate of 38,200 shares under that authorization. On May 25, 2005, the Company also announced that it had adopted a 10b5-1 plan to facilitate the purchase of the shares during periods it might otherwise be prevented by insider trading laws from making such repurchases. Shares were purchased in open market transactions.

ITEM 6.   SELECTED FINANCIAL DATA

Five-Year Financial Summary
CyberOptics Corporation
(In thousands, except per share information)

Year Ended December 31	2005 (1)	2004	2003 (2)	2002 (3)	2001 (4)

Revenues	$42,179	$58,037	$35,636	$24,634	$38,446
Income (loss) from operations	$3,104	$12,325	$(2,814)	$(13,908)	$(8,594)
Net income (loss)	$7,150	$10,626	$(2,637)	$(13,555)	$(4,164)
Net income (loss) per share:
Basic	$0.80	$1.23	$(0.32)	$(1.66)	$(0.52)
Diluted	$0.79	$1.18	$(0.32)	$(1.66)	$(0.52)

Cash and marketable securities	$41,140	$40,284	$24,822	$20,818	$28,560
Working capital	48,515	38,921	26,963	25,268	33,492
Total assets	73,027	65,096	47,926	48,274	61,181
Stockholders’ equity	66,190	57,951	41,752	44,062	57,038

(1)	2005 results include a $3.7 million non-cash income tax benefit related to a reduction in the valuation allowance for deferred income taxes in the fourth quarter of 2005.
(2)

2003 results include a $1.2 million charge for workforce reductions, leased facility consolidation and other restructuring charges and a $632,000 charge for accelerated amortization of intangible assets. In addition, 2003 includes a $645,000 gain from a technology transfer and license.

(3)

2002 results include an increase in the valuation allowance for deferred income taxes of approximately $4.3 million. In addition, 2002 results include a pre-tax charge of $1.6 million for workforce reduction costs and other restructuring charges.

(4)	2001 results include a pre-tax charge of $419,000 for workforce reduction costs.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

General Overview:

        Our products are sold primarily into the electronics assembly, semiconductor DRAM memory, and semiconductor fabrication capital equipment markets, where we sell products both to original equipment manufacturers of production equipment and to end-user customers that produce circuit boards and semiconductor wafers and devices. Historically these markets have been very cyclical, with periods of rapid growth as worldwide capacity is added to support increased consumer demand for electronic products, and new capital equipment is purchased as a result of technology changes in electronics components, such as miniaturization, and changing production requirements. These periods of growth have historically been followed by periods of excess capacity and reduced capital spending.

        Our operating results declined in 2005 in response to downturns in both the electronic assembly and semiconductor capital equipment markets that began late in the third quarter of 2004 and continued through the second quarter of 2005. Although the economies in the countries where most of our products are sold continued to be strong, the semiconductor market weakened, and with it, the circuit board production market. While this downturn was not as severe as the downturn experienced from 2001 to early 2003, it resulted in a significant decline in operating results over our exceptionally strong results in 2004. Consolidated revenues for 2005 declined 27% from 2004 to $42.2 million. Operating results for 2005 benefited from a lower cost structure implemented during 2001, 2002 and 2003. In response to reduced revenues and operating losses, we took aggressive cost reduction actions, including reducing our worldwide employment by over 50% from 2001 peaks, and closing or downsizing facilities. As a result, 2005 operating profits were $3.1 million despite lower revenues compared to 2004.

        Order rates during the fourth quarter of 2005 improved significantly over the rates experienced in the first three quarters of 2005, to levels not experienced since mid 2004. Revenues in the fourth quarter of 2005 increased 17% compared to the third quarter of 2005 and increased 8% compared to the fourth quarter of 2004. Order rates in the first month of 2006 were strong, and although we cannot predict with precision the trends in markets we serve, we expect continued strength in our markets, at least for the early months of 2006.

        As a result of our lower cost structure enabling us to generate profits during our recent cyclical downturns and the recent improvement in order rates during the fourth quarter, we reduced the valuation allowance for deferred income taxes that had been established in the third quarter of 2002. The reduction in the valuation allowance resulted in a non-cash income tax benefit in the fourth quarter of $3.7 million. See Note 6 of this Form 10-K for a further discussion of the accounting treatment for income taxes.

        Our balance sheet is also well positioned as the result of improved operating results and effective management of working capital and other assets. We have no debt and our cash and marketable securities are $41.1 million at December 31, 2005 compared to $40.3 million at December 31, 2004.

        During the fourth quarter of 2005, we reorganized our business into two operating segments, the Electronic Assembly and Semiconductor segments, in order to increase focus and management attention on growth opportunities in our markets The Electronic Assembly segment designs, manufactures and sells optical process control sensors and inspection systems for the electronics assembly equipment market. The Semiconductor segment designs, manufactures and sells optical and other process control sensors and related equipment for the semiconductor capital equipment market.

Results of Operations for the Three Years Ended December 31, 2005:

         Revenues

        Our revenues decreased by 27% to $42.2 million in 2005 from $58.0 million in 2004, and increased 63% in 2004 from $35.6 million in 2003. The following table sets forth, for the years indicated, revenues by product line (in thousands):

	2005	2004	2003

Electronic Assembly
OEM Sensors	$21,623	$31,275	$16,122
SMT Systems	15,115	19,744	13,964

Total Electronic Assembly	36,738	51,019	30,086
Semiconductor	5,441	7,018	5,550

Total	$42,179	$58,037	$35,636

         Electronic Assembly

        Revenues from our electronic assembly sensors decreased $9.7 million or 31% during 2005 compared to 2004, and increased by $15.2 million or 94% during 2004 compared to 2003. During 2005, revenue from electronic assembly sensors were negatively impacted by a downturn in our SMT electronic assembly market, which began in the fourth quarter of 2004, and continued through the second quarter of 2005. Sensor revenues were sequentially higher in the third and fourth quarters of 2005, but had not yet returned to the peak levels of 2004. In addition, 2005 sensor revenue was favorably impacted by the introduction of a new InPrinter Inspection camera for DEK International Gmbh. During 2004, sensor revenues were positively impacted by improved market conditions in the worldwide market for SMT capital equipment and by the introduction of two new sensors for one of our large customers. These sensors were designed for the latest generation pick-and-place machine of this customer, which was introduced during 2003 and resulted in a higher content of our products per machine than in the previous version. During 2003, revenues began to improve during the second half of the year due to improved market conditions and the initial introduction of the previously discussed new sensors. Prior to 2003, revenues were negatively impacted by the depressed market conditions in the worldwide market for SMT capital equipment. This slowdown began in the first half of 2001 and continued throughout 2002 and early 2003.

        Revenues from our SMT systems products decreased $4.6 million or 23% during 2005 compared to 2004 and increased $5.8 million or 41% during 2004 compared to 2003. During 2005, revenue from our SMT system products were negatively impacted by a downturn in our SMT electronic assembly market, which began in the fourth quarter of 2004, and continued through the second quarter of 2005. Partially offsetting the negative impact from the market downturn, was the introduction and positive market acceptance of our next generation solder paste inspection system, the SE 300 Ultra, and increased sales of our Flex series AOI systems, which increased approximately $.5 million compared to 2004. During 2004 and 2003, revenues from SMT systems, primarily our SE 300 solder paste inspection system, were positively impacted by improved market conditions in the SMT capital equipment markets and by success in selling systems to many of the large manufacturers of circuit boards in Asia (particularly China). A large portion of the worldwide production capacity for printed circuit boards is being added in Asia, and we have been successful in selling inspection systems to new and existing customers in that region through our expanded distribution capability (opened Singapore sales office in 2001 and a sales office in China in 2004). In addition, 2004 revenues from our Flex series AOI systems increased $1.5 million compared to 2003 levels. We believe that increased use of outsourcing for circuit board assembly, production difficulties associated with smaller component sizes, increased production speeds and increased cost pressure on companies manufacturing circuit boards has caused increased demand for our inspection equipment.

        International revenue from electronic assembly sensors and SMT systems totaled $32.8 million in 2005, $45.3 million in 2004 and $26.8 million in 2003, comprising approximately 89% of electronic assembly revenue in 2005, 2004, and 2003. The international markets of China and the rest of Asia, Japan and Europe account for a significant portion of the production capability of capital equipment for the manufacture of electronics, the primary market for our electronic assembly sensor and SMT system product lines. An increasing proportion of our sales have been to international customers as manufacturing of electronic components has migrated offshore, particularly to China.

         Semiconductor

        Revenues from semiconductor products decreased $1.6 million or 22% in 2005 compared to 2004, following an increase of $1.5 million or 26% in 2004 compared to 2003. The decrease in 2005 was primarily due to lower revenues from wafer mapping sensors as a result of depressed market conditions in the semiconductor fabrication capital equipment market for much of 2005. Frame grabber revenues decreased slightly in 2005 compared to 2004, as the result of depressed conditions in the general industrial capital equipment markets. The increase in 2004 was primarily due to higher revenues from wafer mapping sensors as a result of improved market conditions in the semiconductor fabrication capital equipment market for much of 2004. Frame grabber revenues increased slightly in 2004 compared to 2003, as the result of improved conditions in the general industrial capital equipment markets.

        Our wafer mapping and frame grabber products are relatively mature. We anticipate that future growth in our semiconductor revenues, exclusive of changes related to capital procurement cycles, will come from our new WaferSense™ product line. WaferSense™ is a family of wireless, waferlike precision measurement tools for in-situ setup, calibration and process optimization in semiconductor processing equipment. We are currently working on several new additions to the WaferSense™ product line.

        International revenue from semiconductor products totaled $1.6 million or 29% of total semiconductor revenue in 2005, $1.5 million or 22% of total semiconductor revenue in 2004, and $1.4 million or 25% of total semiconductor revenue, in 2003. The level of international revenue as a percentage of total semiconductor revenue is due to fluctuations in the level of wafer mapper sales. Our wafer mapping sensors do not generate significant international revenue. The increase in international revenue as a percentage of total semiconductor revenue for 2005, compared to 2004, is due to lower levels of wafer mapper sales. The decrease in international revenue as a percentage of total semiconductor revenue for 2004, compared to 2003, is due to higher levels of wafer mapper sales.

         Gross Margin

        Our gross margin as a percentage of sales for both our Electronic Assembly and Semiconductor products are somewhat dependent on the level of revenues and resulting production levels over which to spread fixed manufacturing overhead costs that do not vary with activity levels. In addition, with higher production volumes manufacturing processes become more efficient and we are able to negotiate lower material costs from our suppliers as the result of volume discounts which reduces the overall cost of producing products for sale. The mix of products sold can also have an impact on Electronic Assembly and Semiconductor margins.

         Electronic Assembly

        Gross margin as a percentage of electronic assembly sales were 53% in 2005, 57% in 2004 and 49% in 2003. The decrease in gross margin as a percentage of sales in 2005, compared to 2004, was due in part, to pricing pressures from increased competition for sales of our solder paste inspection machines, reducing electronic assembly gross margins as a percentage of sales by approximately two percentage points. The remaining decrease in gross margin as a percentage of sales in 2005 was due to product mix, with a higher percentage of our sensor and system sales coming from lower margin products, and the lower level of production volumes, which reduced manufacturing efficiency when compared to 2004. With respect to our systems products, and particularly our solder paste inspection machines, we anticipate that pricing pressures will continue in 2006 due to additional competition in the marketplace for solder paste inspection.

        The increase in gross margin as a percentage of sales in 2004 compared to 2003 resulted from increased production volume, a change in revenue mix with higher levels of higher margin OEM sensor revenues, and the impact of cost reduction measures implemented during 2001 to 2003. Revenue and production volumes were 70% higher in 2004 compared to 2003, resulting in improved manufacturing efficiency. Further, our OEM sensor products carry higher gross margins as a percentage of revenue than end-user systems products, and our sensor products constituted a growing proportion of our Electronic Assembly revenue in 2004 and 2003.

         Semiconductor

        Gross margin as a percentage of sales were 68% in 2005, 74% in 2004 and 71% in 2003. Similar to the electronic assembly segment, gross margin as a percentage of sales for the semiconductor segment is dependent on revenue mix and the level of production volume over which to spread fixed manufacturing overhead costs. Gross margins decreased as a percentage of revenue in 2005 from 2004 due to decreased volume, and a change in revenue mix, with lower sales of higher margin wafer mappers. The increase in gross margin as a percentage of revenue in 2004, compared to 2003, was due to increased volume, a change in our revenue mix, with higher levels of wafer mapper sales, and the impact of cost reduction measures implemented during 2001 to 2003. We currently expect gross margins to decrease slightly as a percentage of revenue in 2006, from 2005 levels, due to anticipated changes in revenue mix, and new product introductions, which are expected to carry lower gross margins than our existing products.

         Operating Expenses

        We believe continued investment in research and development of new products, coupled with continued investment and development of our sales channels, is critical to future growth and profitability. We maintain research and development and sales and marketing expenses at relatively high levels, even during periods of downturn in our electronic assembly and semiconductor capital equipment markets, as we continue to fund development of important new products, and continue to invest in our sales channels and develop new sales territories.

        We are currently expecting research and development, and selling, general and administrative expenses to be higher in 2006, compared to 2005, as we continue new product development efforts, and continue development of our sales channels and new sales territories. Our research and development and other operating costs will increase for stock compensation expenses due to our required adoption of SFAS No. 123(R) – Share Based Payment. In addition, we are currently considering additional research and development projects, and may elect to increase expenditures based on an assessment of the future revenue and profit potential of these projects. Further, we expect sales commissions and incentive compensation costs to be higher in 2006 compared to 2005, due to anticipated improvements in revenue and profit levels.

        Fluctuations in the level of research and development and selling, general and administrative expenses as a percentage of revenue for both the Electronic Assembly and Semiconductor segments are primarily due to fluctuations in the level of revenue in 2005, 2004 and 2003.

         Electronic Assembly

        Research and development expenses were $5.4 million or 15% of revenue in 2005, $5.8 million or 11% of revenue in 2004 and $5.5 million or 18% of revenue in 2003. The 6% decrease in research and development expenses in 2005 compared to 2004, was principally due to a $300,000 decrease in company wide incentive compensation costs in 2005, resulting from lower levels of revenue and profits. Likewise, a $300,000 increase in company wide incentive compensation contributed to the 5% increase in research and development expenses in 2004 compared to 2003.

        During 2005 we completed development of our new SE 300 Ultra solder paste inspection system, and our new InPrinter Inspection camera for DEK International GmbH. We also started development of an enhanced version of our Flex series automated optical inspection system. During 2004 and 2003, research and development efforts were primarily focused on initial development activities for several new sensor products, including development activities for the new Embedded Process Verification sensor family (EPV®), continued development of the SE and Flex series inspection systems, next generation LaserAlign products, and board alignment cameras.

        Selling, general and administrative expenses were $10.1 million or 27% of revenue in 2005, $11.1 million or 22% of revenue in 2004, and $10.0 million or 33% of revenue in 2003. The 9% decrease in selling, general and administrative expenses in 2005 compared to 2004, was principally due to a $1.4 million reduction in sales commissions and company wide incentive compensation costs associated with lower levels of revenue and profits in 2005, partially offset by increased costs for our new sales office in China that opened in 2004. The 11% increase in selling, general and administrative expenses in 2004 compared to 2003, is due to additional investment in sales and marketing, primarily in Asia, increases in other costs associated with supporting a growing end-user systems revenue base and a $500,000 increase in company wide incentive compensation costs associated with higher revenue and profit levels. Increased corporate governance costs, including costs associated with implementing an internal control framework in accordance with section 404 of the Sarbanes Oxley Act of 2002 had a significant impact on increased selling, general and administrative expenses in 2004 compared to 2003.

         Semiconductor

        Research and development expenses were $1.7 million or 31% of revenue in 2005, $1.9 million or 27% of revenue in 2004 and $1.7 million or 30% of revenue in 2003. A $100,000 decrease in incentive compensation costs, resulting from lower levels of revenue and profit in 2005, contributed to the 11% decrease in research and development expenses in 2005 compared to 2004. Likewise, a $100,000 increase in incentive compensation costs in 2004 contributed to the 11% increase in research and development expenses in 2004 compared to 2003.

        During 2005 and 2004, research and development efforts were primarily focused on enhancements to the semiconductor wafer mapping sensor family and development of new products for the semiconductor market, including development and enhancements to the WaferSense™ auto leveling sensor (ALS) first introduced in late 2004, with subsequent new product introductions in 2005.

        Selling, general and administrative expenses were $2.0 million or 37% of revenue in 2005, $2.0 million or 29% of revenue in 2004 and $1.8 million or 32% of revenue in 2003. Expenses in 2005 were flat compared to 2004, as a $200,000 reduction in costs for sales commissions and company wide incentive compensation programs resulting from lower revenue and profit levels in 2005 were offset by higher costs for additional management and marketing employees. The increase in 2004 expenses compared to 2003 is due to a $200,000 increase in sales commissions and incentive compensation costs associated with higher revenue and profit levels in 2004.

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

        Changes to the consolidated restructuring liability accounts were as follows (in thousands):

	Employee Termination Benefits	Lease Commitment Costs	Other	Total

Restructuring liability, December 31, 2002	$148	$188	$16	$352

Initial expense and accrual	541	694	7	1,242
Cash payments	(509)	(510)	(23)	(1,042)

Restructuring liability, December 31, 2003	180	372	—	552

Change in estimate	—	169	—	169
Cash payments	(180)	(236)	—	(416)

Restructuring liability, December 31, 2004	—	305	—	305

Cash payments	—	(221)	—	(221)

Restructuring liability, December 31, 2005	$—	$84	$—	$84

         Electronic Assembly

        In September 2003, we incurred approximately $452,000 of severance and costs associated with restructuring measures. Cost reduction measures included workforce reductions associated with downsizing direct sales and marketing resources in North America and Europe, the consolidation of UK R&D operations into our Minneapolis headquarters and other general cost reduction measures. Severance costs were associated with a planned workforce reduction of 19 people. Of these costs, approximately $272,000 was paid as of December 31, 2003. Severance and associated costs of $180,000 were accrued as of December 31, 2003, and paid as of September 30, 2004.

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

        During 2004, we recorded restructuring charges of $169,000. These charges reflected our change in estimate relative to the amount of sub-lease income we will receive from space vacated during the corporate restructuring in December 2003. Based on our unsuccessful attempts to secure a sub-lease tenant for this space, and given that our lease term ends in May 2006, we determined it was appropriate to record an additional charge assuming that no sub-lease income would be received on the property vacated during 2003.

         Semiconductor

        In January 2003, we incurred approximately $170,000 of severance costs and facility closure costs associated with further consolidation of our semiconductor product group from Redwood City, California to Portland, Oregon. Severance costs were associated with a workforce reduction of 5 people. Substantially all of these costs were paid as of March 31, 2003.

        In September 2003, we incurred approximately $11,000 of severance costs associated with the termination of one employee, which was paid as of December 31, 2003.

         Gain on Technology Transfer and License

        In March 2003, our Electronic Assembly segment transferred the rights and technology necessary to manufacture our Digital Range Sensors (DRS) to the Optical Gaging Products (OGP) Division of Quality Vision International, Inc. (QVI). In addition, we granted QVI a non-exclusive license to the intellectual property associated with this product line and sold a portion of our inventory as part of this transaction. QVI had been the primary customer for DRS sensors prior to this agreement as part of a separate 1999 agreement. The agreement called for QVI to pay $750,000 as a one-time fee for the purchase of fixtures, a technology transfer fee and a non-refundable royalty payment. In addition, we sold QVI raw material inventories associated with the product line. The gain was determined as the difference between the proceeds received and our carrying value of product line inventory and fixed assets prior to the sale. As a result of this transaction, we recorded a $645,000 gain in the three-month period ended March 31, 2003.

         Amortization of Intangible Assets

        Amortization of acquired intangible assets related to our Electronic Assembly segment was approximately $110,000 in 2005, 2004 and 2003. We expect amortization expense for acquired intangible assets related to our Electronic Assembly segment to be $110,000 in 2006.

        Amortization of acquired intangible assets related to our Semiconductor segment was $719,000 in 2005, $798,000 in 2004 and $1,644,000 in 2003. The decrease in Semiconductor related amortization in 2005 was due to certain acquired intangible assets becoming fully amortized during 2004. The decrease in Semiconductor related amortization in 2004, compared to 2003, resulted from a $632,000 charge in the third quarter of 2003 to accelerate the amortization of certain acquired intangible assets that were determined to be non-strategic. These general-purpose product lines from our acquisition of HAMA, Inc. in 1999 were discontinued during 2004, and consequently, amortization of the developed technology was accelerated. We expect amortization expense for acquired intangible assets related to our Semiconductor segment to be $482,000 in 2006.

         Income Taxes

        We currently have significant deferred tax assets as a result of foreign net operating loss carryforwards, U.S. tax credit carryforwards and temporary differences between taxable income on our tax returns and income before income taxes under U.S. generally accepted accounting principals. A deferred tax asset generally represents future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our financial statements become deductible for income tax purposes. We assess the realizability of our deferred tax assets and the need for a valuation allowance based on Statement of Financial Accounting Standards No. 109.

        In the third quarter of fiscal 2002, we recorded a full valuation allowance against our deferred tax assets. Our decision to record the valuation allowance was based on the cumulative losses we had incurred over the three years prior to that date, the fact that we were continuing to generate operating losses and that we fully utilized our loss carryback benefit in 2002. From the third quarter of fiscal 2002 through the third quarter of 2005, we continued to provide a full valuation allowance against all future tax benefits produced by our operating results.

        During the fourth quarter of 2005, we reduced the valuation allowance on our deferred tax assets, initially established in the third quarter of 2002, resulting in a non-cash income tax benefit of $3.7 million. Our tax benefit for 2005, including reversal of the valuation allowance, was equal to $3.1 million. We considered a number of factors in our decision to reduce the valuation allowance on deferred tax assets, including our anticipated level of profitability in the future, our history of recent profitability and cumulative profitability since inception, and utilization of our available U.S. based net operating loss carryforwards. After considering these factors, we concluded that a reduction in the valuation allowance was appropriate. Accordingly, the benefit we will derive in future accounting periods from carryforwards and deductible temporary differences has been reflected as a “deferred tax asset” on our balance sheet. Due to the reduction of the valuation allowance, we expect to be taxed at a more normalized rate, approximating an effective rate of 36%, starting with the first quarter of 2006.

        During 2004, we recorded an income tax provision of approximately $2.0 million resulting in an effective income tax rate of approximately 16%. Income earned in 2004 resulted in full utilization of our remaining U.S. federal tax operating loss carryforwards. Because we maintained a valuation allowance on deferred tax assets in 2004 our cash taxes due and payable for the year were recorded as an expense, resulting in the effective rate of 16%.

        We recorded a tax provision of $214,000 in 2003 resulting from tax on income generated by our foreign subsidiaries. There was no tax benefit recorded on U.S. based operating losses in 2003 as the result of establishing a valuation allowance against deferred tax assets in 2002.

         Interest Income and Other

        “Interest income and other” primarily includes interest earned on investments and losses associated with foreign currency translation. Interest income and other increased during 2005 as the result of additional invested funds, higher interest rates and lower translation losses. Interest income and other increased during 2004 as the result of additional invested funds, partially offset by increased translation losses.

Liquidity and Capital Resources

        Our cash and cash equivalents decreased by $5.8 million during 2005 primarily because of the purchase of $6.7 million of marketable securities, net of maturities, and the purchase of $1.2 million of capital assets, partially offset by $1.6 million of cash generated from operating activities and $0.4 million of cash generated from financing activities. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities, and investment of cash balances in marketable securities, or from other sources of cash, in addition to marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Our combined balances of cash and marketable securities increased $0.8 million to $41.1 million as of December 31, 2005 from $40.3 million as of December 31, 2004.

        We generated $1.6 million of cash from operations during 2005. Cash generated from operations primarily included net income of $7.1 million, which included net non-cash expenses for depreciation and amortization, provisions for inventory obsolescence and doubtful accounts of $2.2 million, tax benefits from the exercise of stock options of $98,000 and increases in accounts payable of $1.1 million. This cash generated was adjusted by $3.7 million related to the non-cash deferred tax provision and offset by an increase in accounts receivable of $2.4 million, increases in inventory of $777,000 and increases in other assets of $123,000, as well as, reductions in accrued expenses of $1.9 million. Increases in accounts payable are the result of increased inventory purchases. The increase in deferred taxes resulted from the reversal of the valuation allowance established in 2002. Increases in accounts receivable are due to higher revenue levels in the fourth quarter of 2005, compared to 2004, and proportionately more system sales through distributors, which increases the timing of receivable collections. Increases in inventory are the result of purchases to support higher order rates and backlog at the end of 2005, compared to 2004. Decreases in accrued expenses are primarily due to payment of 2004 incentive compensation accruals in 2005.

        We generated $11.7 million of cash from operations during 2004. Cash generated from operations primarily included net income of $10.6 million, which included $2.6 million of net non-cash expenses for depreciation and amortization, provision for inventory obsolescence, foreign deferred taxes and other non-cash items, tax benefits from the exercise of stock options of $678,000, reduced accounts receivable of $326,000, advance customer payments of $429,000 and increased accrued expenses of $2.1 million. This cash generated more than offset investments in inventory of $3.1 million and other assets of $388,000, as well as, reductions in accounts payable of $1.6 million. Increased accrued expenses are primarily due to increased incentive and warranty accruals during 2004. Investments in inventory are the result of significantly reduced revenues and order rates during the fourth quarter of 2004, which caused build-up in inventory as we aligned production rates with customer order rates. Reduced accounts payable are the result of lower levels of inventory purchases during the fourth quarter as we attempted to bring inventory levels down.

        We used $7.9 million of cash for investing activities during 2005 compared to $2.8 million in 2004. Changes in the level of investments in marketable securities, resulting from the purchases and maturities of those securities, used $6.7 million of cash in 2005 and $1.6 million of cash in 2004. We used approximately $1.2 million of cash in 2005 and $681,000 of cash in 2004 for the purchase of fixed assets and capitalized patent costs and $500,000 of cash in 2004 for the acquisition of a patent license.

        We generated approximately $433,000 of cash from financing activities during 2005 compared to $5.1 million in 2004. Cash generated from stock option exercises and issuance of common stock under the Employee Stock Purchase Plan was $0.9 million in 2005 compared to $5.1 million in 2004. During 2005, $473,000 of cash was used to repurchase common stock.

        At December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes. We do not believe we are exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        We had no material commitments for expenditures as of December 31, 2005. While there were no material commitments, we evaluate investment opportunities that come to our attention and could make a significant commitment in the future. Our cash and equivalents and investments totaled $41.1 million at December 31, 2005. We believe that on-hand cash, cash equivalents and marketable securities, coupled with anticipated future cash flow from operations, will be adequate to fund our cash flow needs for the foreseeable future, including contractual obligations discussed below.

        The following summarizes our contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

December 31 (in 000’s)	Total	Less Than 1 Year	1 - 3 Years	After 3 Years

Contractual Obligations:
Borrowings	$—	$—	$—	$—
Non-cancelable operating lease obligations	600	556	44
Purchase obligations	5,809	5,792	17

Total contractual cash obligations	$6,409	$6,348	$61	$—

        We lease a 70,000 square foot mixed office and warehouse facility built to our specifications in Golden Valley, Minnesota, which functions as our corporate headquarters and primary manufacturing facility. The lease for this space is set to expire in May 2006. We are presently negotiating a renewal of our lease.

        Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding. Included in the purchase obligations category above are obligations related to purchase orders for inventory purchases under our standard terms and conditions and under negotiated agreements with vendors and utilities. We expect to receive consideration (products or services) for these purchase obligations. The purchase obligation amounts do not represent all anticipated purchases in the future, but represent only those items for which we are contractually obligated. The majority of our products and services are purchased as needed, with no contractual commitment. Consequently, these amounts will not provide a reliable indicator of our expected future cash outflows on a stand-alone basis.

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

        We have sales offices located in the UK and Singapore, and opened a sales office in China during 2004. We do not believe that currency fluctuations will have a material impact on our consolidated financial statements.

Recent Accounting Developments

        In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Originally, SFAS No. 123(R) was effective for all stock-based awards granted beginning with the first interim period after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission (SEC) approved a new rule that changed the effective date of SFAS No. 123(R) for public companies to annual, rather than interim periods that begin after June 15, 2005. The standard may be adopted under either the modified prospective method or alternative methods, which allow for restatement of prior interim periods or prior years. We adopted the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective method. We presently estimate that the adoption of SFAS No. 123(R) will increase pre-tax expenses for the first quarter ending March 31, 2006 by approximately $250,000. The level of expenses in subsequent periods will be impacted by the number of future stock option grants, forfeiture rates and fluctuations in our stock price and volatility levels.

        In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (SFAS 151), “Inventory Cost – and amendment of ARB No. 43.” SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material spoilage costs to be recognized as current-period charges. It also requires that allocations of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No.151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and we adopted the provisions of SFAS No. 151 on January 1, 2006. We do not believe that adoption of SFAS No. 151 will impact our operating results in 2006. SFAS No. 151 could impact our results in the future, during a severe market downturn, if utilization of our fixed production capacity falls below our normal capacity level.

Critical Accounting Policies and Estimates

        Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, warranty obligations, inventory valuation, intangible assets, income taxes, and restructuring costs. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that we believe have the most effect on our reported financial position and results of operations are as follows:

        Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In making the determination of the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer relationships and credit worthiness and concentrations of credit risk. Specific accounts receivable are written-off once a determination is made that the account is uncollectible. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts is $286,000 as of December 31, 2005.

        Allowance for Warranty Expenses. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. The allowance for warranties is $558,000 at December 31, 2005.

        Reserve for Inventory Obsolescence. We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, or if in the future we decide to discontinue sales and marketing of any of our products, additional inventory write-downs may be required. At December 31, 2005, we had a reserve for obsolete and excess inventory of $802,000.

        Valuation of Intangible and Long-Lived Assets. We assess the impairment of identifiable intangible assets, long lived assets and related goodwill whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review include the following:

  significant under-performance relative to expected historical or projected future operating results.
  significant changes in the manner of our use of the acquired assets or the strategy for our overall business.
  significant negative industry or economic trends.
  significant decline in our stock price for a sustained period; and our market capitalization relative to net book value.
  for intangible assets and long-lived assets, if the carrying value of the asset exceeds the undiscounted cash flows from such asset.

        When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate that we believe is commensurate with the risk inherent in our current business model. Annually, we also test for impairment of goodwill for each of our reporting units by estimating their fair value, utilizing a discounted cash flow methodology to determine a reasonable valuation. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed or estimated amounts.

        Deferred Tax Assets. We currently have significant deferred tax assets as a result of foreign net operating loss carryforwards, tax credit carryforwards and temporary differences between taxable income on our tax returns and income before income taxes under U.S. generally accepted accounting principals. A deferred tax asset generally represents future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our financial statements become deductible for income tax purposes. We assess the realizability of our deferred tax assets and the need for a valuation allowance based on Statement of Financial Accounting Standards No. 109.

        In the third quarter of fiscal 2002, we recorded a full valuation allowance against our deferred tax assets. Our decision to record the valuation allowance was based on the cumulative losses we had incurred over the three years prior to that date, the fact that we were continuing to generate operating losses and that we fully utilized our loss carryback benefit in 2002. From the third quarter of 2002 through the third quarter of 2005, we continued to provide a full valuation allowance against all future tax benefits produced by our operating results.

        During the fourth quarter of 2005, we reduced the valuation allowance on our deferred tax assets initially established in the third quarter of 2002, resulting in a non-cash income tax benefit of $3.7 million. We considered a number of factors in our decision to reduce the valuation allowance on deferred tax assets, including our anticipated level of profitability in the future, our history of recent profitability and cumulative profitability since inception, and utilization of our available U.S. based net operating loss carryforwards. After considering these factors, we concluded that a reduction in the valuation allowance was appropriate. Accordingly the benefit we will derive in future accounting periods from deductible temporary differences has been reflected as a “deferred tax asset” on our balance sheet.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We invest excess funds not required for current operations in marketable securities. The investment policy for these marketable securities is approved annually by the Board of Directors and administered by management. A third party, approved by our Board of Directors, manages the portfolio at the direction of our management. The investment policy dictates that marketable securities consist of U.S. Government or U.S. Government agency securities or certain approved corporate instruments with maturities of three years or less and an average portfolio maturity of not more that 18 months. As of December 31, 2005 our portfolio of marketable securities had an average term to maturity of less than one year. All marketable securities are classified as available for sale and carried at fair value. We estimate that a hypothetical 1% increase in market interest rates would decrease the market value of our marketable securities by approximately $175,000. If such a rate increase occurred, our net income would only be impacted if securities were sold prior to maturity.

        We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature near the last day of each quarter, and are designated as cash flow hedges. At December 31, 2005, the Company had one open swap agreement that was purchased on December 30, 2005. As a result, there were no unrealized gains or losses as of December 31, 2005. During the year ended December 31, 2005, we recognized a net gain of approximately $219,000 from settlement of foreign currency swap agreements that offset the approximately $351,000 translation loss on the underlying inter-company balance.

        Our foreign currency swap agreements contain credit risk to the extent that our bank counter-parties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counter-parties to major financial institutions. We do not expect material losses as a result of defaults by other parties.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION

	December 31,
(In thousands, except share information)	2005	2004

ASSETS

Cash and cash equivalents	$19,592	$25,416
Marketable securities	15,607	5,537
Accounts receivable, less allowance for doubtful accounts of $286 and $345 in 2005 and 2004, respectively	9,775	7,424
Inventories	7,512	7,178
Other current assets	924	511
Deferred tax assets	1,942	—

Total current assets	55,352	46,066

Marketable securities	5,941	9,331
Equipment and leasehold improvements, net	1,378	993
Intangible and other assets, net	1,737	2,587
Goodwill	4,856	6,119
Deferred tax assets	3,763	—

Total assets	$73,027	$65,096

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$2,633	$1,543
Advance customer payments	428	429
Accrued expenses	3,776	5,173

Total current liabilities	6,837	7,145

Commitments

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 37,500,000 authorized, 8,899,409 and 8,846,980
shares issued and outstanding at December 31, 2005 and 2004, respectively	49,351	48,239
Accumulated other comprehensive loss	(700)	(677)
Retained earnings	17,539	10,389

Total stockholders’ equity	66,190	57,951

Total liabilities and stockholders’ equity	$73,027	$65,096

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION

	Year ended December 31,
(In thousands, except per share amounts)	2005	2004	2003

Revenues	$42,179	$58,037	$35,636
Cost of revenues	19,107	23,910	17,109

Gross Margin	23,072	34,127	18,527

Research and development expenses	7,095	7,623	7,183
Selling, general and administrative expenses	12,044	13,102	11,809
Restructuring and severance costs	—	169	1,242
Gain from technology transfer and license	—	—	(645)
Amortization of intangibles	829	908	1,752

Income (loss) from operations	3,104	12,325	(2,814)

Interest income and other	951	343	391

Income (loss) before income taxes	4,055	12,668	(2,423)

Income tax provision (benefit)	(3,095)	2,042	214

Net income (loss)	$7,150	$10,626	$(2,637)

Net income (loss) per share – Basic	$0.80	$1.23	$(0.32)

Net income (loss) per share – Diluted	$0.79	$1.18	$(0.32)

Weighted average shares outstanding – Basic	8,882	8,629	8,223

Weighted average shares outstanding – Diluted	9,026	9,003	8,223

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION

	Year ended December 31,
(In thousands)	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,150	$10,626	$(2,637)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	1,996	2,114	3,651
Gain from technology transfer and license	—	—	(645)
Provision for doubtful accounts	68	23	132
Provision for inventory obsolescence	123	303	116
Deferred income taxes	(3,672)	180	160
Tax benefit from exercise of stock options	98	678	—
Changes in operating assets and liabilities:
Accounts receivable	(2,420)	326	(3,722)
Inventories	(777)	(3,141)	2,052
Other current assets	(123)	(388)	(414)
Accounts payable	1,090	(1,558)	1,503
Advance customer payments	(1)	429	—
Accrued expenses	(1,891)	2,100	2,999

Net cash provided by operating activities	1,641	11,692	3,195

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale marketable securities	7,310	12,791	7,034
Purchases of available for sale marketable securities	(13,997)	(14,386)	(10,788)
Proceeds from technology transfer and license	—	—	750
Purchase of license	—	(500)	—
Additions to equipment and leasehold improvements	(1,012)	(467)	(333)
Additions to patents	(199)	(214)	(173)

Net cash used by investing activities	(7,898)	(2,776)	(3,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	435	4,702	312
Proceeds from issuance of common stock under Employee Stock Purchase Plan	471	444	433
Repurchase of common stock and other	(473)	—	(85)

Net cash provided by financing activities	433	5,146	660

Net increase (decrease) in cash and cash equivalents	(5,824)	14,062	345

Cash and cash equivalents – beginning of year	25,416	11,354	11,009

Cash and cash equivalents – end of year	$19,592	$25,416	$11,354

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
CYBEROPTICS CORPORATION

	Common Stock		Accumulated Other Comprehensive	Retained	Total Stockholders’
(In thousands)	Shares	Amount	Income (Loss)	Earnings	Equity

BALANCE, DECEMBER 31, 2002	8,190	$41,755	$(92)	$2,399	$44,062

Exercise of stock options net of shares
exchanged as payment and subsequently retired	49	312	—	—	312
Issuance of common stock under Employee Stock Purchase Plan	71	433	—	—	433
Repurchase of common stock	(19)	(85)	—	—	(85)

Market value adjustments of marketable securities	—	—	(201)	—	(201)
Cumulative translation adjustment	—	—	(133)	—	(133)
Net loss	—	—	—	(2,636)	(2,636)

Comprehensive loss	—	—	—	—	(2,970)

BALANCE, DECEMBER 31, 2003	8,291	$42,415	$(426)	$(237)	$41,752

Tax benefit from exercise of stock options	—	678	—	—	678
Exercise of stock options net of shares exchanged as payment and subsequently retired	494	4,702	—	—	4,702
Issuance of common stock under Employee Stock Purchase Plan	62	444	—	—	444

Market value adjustments of marketable securities	—	—	(195)	—	(195)
Cumulative translation adjustment	—	—	(56)	—	(56)
Net income	—	—	—	10,626	10,626

Comprehensive income	—	—	—	—	10,375

BALANCE, DECEMBER 31, 2004	8,847	$48,239	$(677)	$10,389	$57,951

Tax benefit from exercise of stock options	—	679	—	—	679
Exercise of stock options net of shares exchanged as payment and subsequently retired	51	435	—	—	435
Issuance of common stock under Employee Stock Purchase Plan	39	471	—	—	471
Repurchase of common stock	(38)	(473)	—	—	(473)

Market value adjustments of marketable securities	—	—	31	—	31
Cumulative translation adjustment	—	—	(54)	—	(54)
Net income	—	—	—	7,150	7,150

Comprehensive income	—	—	—	—	7,127

BALANCE, DECEMBER 31, 2005	8,899	$49,351	$(700)	$17,539	$66,190

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION

NOTE 1 – BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business
We are a leading global supplier of optical process control sensors and inspection systems that are used to control the manufacturing process and to ensure the quality of electronic circuit boards manufactured by our customers using surface mount technology (SMT). We also manufacture and sell sensors that assist with yield improvement, and the placement and transport of wafers during semiconductor fabrication.

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

As of December 31, 2005 and 2004, all marketable securities are classified as available for sale, with a carrying amount of $21,548,000 and $14,868,000, respectively. Available for sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity until realized. These fair values are determined using quoted market prices. The carrying amounts of securities, for purposes of computing unrealized gains and losses, are determined by specific identification. The cost of securities sold is determined by specific identification. Net unrealized holding gains and losses and realized gains and losses were not significant for the periods presented. Unrealized losses of $109,000 and $101,000 at December 31, 2005 and 2004, respectively, were recorded as a component of accumulated other comprehensive loss in stockholders equity.

Inventories
Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. Appropriate consideration is given to deterioration, obsolescence, and other factors in evaluating net realizable value.

Allowance for Doubtful Accounts
Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of our customers to make required payments. In making the determination of the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer relationships and credit worthiness and concentrations of credit risk. Specific accounts receivable are written-off once a determination is made that the account is uncollectible.

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

Intangible and other long lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount.

Goodwill represents the excess of purchase price over the fair value of net assets acquired in a business combination. We evaluate the carrying value of goodwill for our reporting units during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that indicate goodwill might be impaired. Goodwill is tested by comparing the fair value of each reporting unit, as determined based on their future estimated discounted cash flows, to the carrying value for each reporting unit.

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

When a sale involves multiple elements, revenue is allocated to each respective element in accordance with Emerging Issues Task Force (EITF) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables.” Allocation of revenue to undelivered elements of the arrangement is based on fair value of the element being sold on a stand-alone basis.

Costs related to products delivered are recognized in the period revenue is recognized. Cost of goods sold consists primarily of direct labor, allocated manufacturing overhead, raw materials and components and excludes amortization of intangible assets.

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

Research and Development
Research and development (R&D) costs, including software development, are expensed when incurred. Software development costs are required to be expensed until the point that technological feasibility and proven marketability of the product are established; costs otherwise capitalizable after such point also are expensed because they are insignificant. All other R&D costs are expensed as incurred.

Research and development expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts.

Advertising Costs
We expense all advertising costs as incurred, and the amounts were not material for all periods presented.

Income Taxes
Deferred income taxes are recorded to reflect the tax consequences in future years of differences between the financial reporting and tax bases of assets and liabilities. Income tax expense is the sum of the tax currently payable and the change in the deferred tax assets and liabilities during the period, excluding changes in deferred tax assets recorded to equity and goodwill. Valuation allowances are established when, in the opinion of management, there is uncertainty that some portion or all of the deferred tax assets will not be realized. We assess the realizability of our deferred tax assets and the need for a valuation allowance based on Statement of Financial Accounting Standards No. 109.

Net Income Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares plus common equivalent shares outstanding. Common equivalent shares consist solely of common shares issuable upon exercise of common stock options. The calculation of diluted income per common share for the years ended December 31, 2005 and 2004 includes 143,000 and 374,000 of potentially dilutive shares, respectively. No potentially dilutive shares were included in the calculation for the year ended December 31, 2003 because their effect would have been anti-dilutive due to the net loss in that year. The calculation of diluted net income (loss) per common share excludes 227,000, 172,000 and 1,348,000 of potentially dilutive outstanding stock options for the years 2005, 2004 and 2003, respectively, because their effect would be anti-dilutive.

Accounting for Stock-Based Compensation
As permitted by SFAS No. 123, “Accounting for Stock Based Compensation”, we continue to measure compensation cost for our stock incentive and option plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25 through December 31, 2005. Had we used the fair value method of accounting for our stock option and incentive plans and charged compensation costs against income over the vesting period, net income (loss) and net income (loss) per share for 2005, 2004 and 2003 would have been reduced to the following pro forma amounts:

	Year ended December 31
(In thousands, except per share information)	2005	2004	2003

Net income (loss) as reported	$7,150	$10,626	$(2,637)
Add: Stock-based compensation expense
included in net income (loss), net of related tax effects	—	—	—

Deduct: Total stock-based compensation expense
determined under fair value, net of related tax effects	831	(1,845)	(1,887)

Net income (loss) – Pro forma	$7,981	$8,781	$(4,524)

Net income (loss) per share:
As reported – Basic	$0.80	$1.23	$(0.32)
Pro forma – Basic	$0.90	$1.02	$(0.55)

As reported – Diluted	$0.79	$1.18	$(0.32)
Pro forma – Diluted	$0.89	$0.99	$(0.55)

No income tax benefit was applied to the fair value expense calculated under SFAS No. 123 for 2004 and 2003 due to establishing valuation allowances on deferred tax assets during 2002. The valuation allowance for deferred income taxes was reduced in 2005. Accordingly, 2005 stock based compensation determined under the proforma SFAS No. 123 fair value method includes the proforma tax benefits of approximately $1,840,000 related to previously unrecognized tax benefits in prior years due to the valuation allowance on deferred tax assets. (see Note 6 for further discussion on income taxes). Compensation expense for pro forma purposes is reflected over the vesting period using the straight-line method for fixed awards. Note 10 contains the significant assumptions used in determining the underlying fair value of options.

Comprehensive Income (loss)
Components of comprehensive income (loss) include net income, foreign-currency translation adjustments and unrealized gains (losses) on available-for-sale securities. At December 31, 2005 and 2004, components of accumulated other comprehensive loss is as follows:

(In thousands)	Foreign Currency Translation	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Income

Balance, December 31, 2004	$(576)	$(101)	$(677)
Current Year Change	(54)	31	(23)

Balance, December 31, 2005	$(630)	$(70)	(700)

Unrealized losses on securities includes deferred income taxes of $39,000.

Recent Accounting Developments
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Originally, SFAS No. 123(R) was effective for all stock-based awards granted beginning with the first interim period after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission (SEC) approved a new rule that changed the effective date of SFAS No. 123(R) for public companies to annual, rather than interim periods that begin after June 15, 2005. The standard may be adopted under either the modified prospective method or alternative methods, which allow for restatement of prior interim periods or prior years. We adopted the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective method. We presently estimate that the adoption of SFAS No. 123(R) will increase pre-tax expenses for our first quarter ending March 31, 2006 by approximately $250,000. The level of expenses in subsequent periods will be impacted by the number of future stock option grants, forfeiture rates and fluctuations in our stock price and volatility levels.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (SFAS 151), “Inventory Cost – and amendment of ARB No. 43.” SFAS 151 requires idle facility expenses, freight, handling costs, and wasted material spoilage costs to be recognized as current-period charges. It also requires that allocations of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS No.151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and we adopted the provisions of SFAS No. 151 on January 1, 2006. We do not believe that adoption of SFAS No. 151 will impact our operating results in 2006. SFAS No. 151 could impact our results in the future, during a severe market downturn, if utilization of our fixed production capacity falls below our normal capacity level.

NOTE 2 – OTHER FINANCIAL STATEMENT DATA

Inventories consist of the following:

	December 31,
(In thousands)	2005	2004

Raw materials and purchased parts	$4,039	$4,404
Work in process	849	957
Finished goods	3,426	2,890

	8,314	8,251

Allowance for obsolescence	(802)	(1,073)

	$7,512	$7,178

Equipment and Leasehold Improvements consist of the following:

	December 31,
(In thousands)	2005	2004

Equipment	$8,761	$8,363
Leasehold improvements	1,252	1,236

	10,013	9,599

Accumulated depreciation and amortization	(8,635)	(8,606)

	$1,378	$993

Total depreciation and amortization expense related to equipment and leasehold improvements for the years ended December 31, 2005, 2004 and 2003, was approximately, $627,000, $807,000 and $1,354,000, respectively.

Intangible and Other Assets consist of the following:

	December 31, 2005			December 31, 2004
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Developed technology	$7,775	$(6,359)	$1,416	$7,775	$(5,541)	$2,234
Patents and trademarks	2,099	(1,778)	321	1,926	(1,573)	353
Customer base	280	(280)	—	280	(280)	—

	$10,154	$(8,417)	$1,737	$9,981	$(7,394)	$2,587

Amortization expense for the three years ended December 31, 2005, 2004 and 2003 is as follows:

	Year ended December 31
(In thousands)	2005	2004	2003

Developed technology	$818	$837	$1,673
Patents and trademarks	231	229	264
Customer base	—	59	70

	$1,049	$1,125	$2,007

In September 2004, we acquired a license to certain intangible assets required for our recently introduced WaferSense™ auto leveling sensor (ALS) product. We made a cash payment of $500,000 for the license to these patents. The cash payment was recorded as developed technology, and will be amortized over its estimated useful life of approximately seven years.

As of December 31, 2005, the weighted average remaining life of acquisition related intangible assets was approximately 1.47 years for developed technologies and 1.60 years for trademarks.

As required by SFAS No. 142, Goodwill and Other Intangible Assets, we periodically reassess the carrying value, useful lives and the classification of identifiable intangible assets, and at December 31, 2005 we determined that they are appropriate. Estimated aggregate amortization expense based on current intangibles for the next five years is expected to be as follows: $812,000 in 2006, $261,000 in 2007, $200,000 in 2008, 2009 and 2010.

Accrued Expenses consist of the following:

	Year ended December 31
(In thousands)	2005	2004

Wages and benefits	$1,296	$2,772
Warranty costs	558	646
Restructuring costs	84	305
Income taxes payable	1,348	752
Other	490	698

	$3,776	$5,173

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

A reconciliation of the changes in our estimated warranty liability is as follows:

	Year ended December 31
(In thousands)	2005	2004

Balance at the beginning of period	$646	$325
Accruals for warranties	643	847
Settlements made during the period	(731)	(526)

Balance at the end of period	$558	$646

In the normal course of business to facilitate sales of our products and services, we at times indemnify other parties, including customers, with respect to certain matters. In these instances, we have agreed to hold the other parties harmless against losses arising out of intellectual property infringement or other types of claims. These agreements may limit the time within which an indemnification claim can be made and almost always limit the amount of the claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made, if any, under these agreements have not had a material impact on our operating results, financial position or cash flows.

NOTE 3 – GOODWILL

During the fourth quarter of 2005, we reorganized our business into two operating segments, the Electronic Assembly and Semiconductor segments, in order to increase focus and management attention on growth opportunities in our markets. As required by SFAS No. 142, when an entity reorganizes its reporting structure in a manner that changes the composition of one or more of its reporting units, goodwill is reassigned to the affected reporting units using a relative fair value allocation approach. The fair value of each segment (reporting unit) is compared to the fair value of the business immediately prior to the reorganization. The fair value for our segments was determined using a discounted cash flow methodology. .

We completed our annual tests for goodwill impairment as of December 31, 2005 and 2004. Our methodology for estimating the fair value of each of our reporting units was determined using a discounted cash flow methodology. The result of the tests performed indicates goodwill was not impaired as of December 31, 2005 or December 31, 2004. Accordingly, no impairment charge has been recognized.

Changes to our goodwill balance include the following:

(In thousands)	Electronic Assembly Segment	Semiconductor Segment	CyberOptics	Total

Goodwill, December 31, 2004	$—	$—	$6,119	$6,119

Translation adjustment	—	—	(273)	(273)
Benefit from pre-acquisition net operating loss carryforwards	—	—	(152)	(152)
Relative fair value allocation to reportable segments	5,125	569	(5,694)	—
Translation adjustment	(72)	—	—	(72)
Benefit from pre-acquisition net operating loss carryforwards	(766)	—	—	(766)

Goodwill, December 31, 2005	$4,287	$569	$—	$4,856

Goodwill translation adjustments on foreign denominated goodwill balances and utilization of pre-acquisition deferred tax assets relate to our wholly owned subsidiary in the UK, CyberOptics Ltd.

NOTE 4 – TECHNOLOGY TRANSFER AND LICENSE AGREEMENT

In March 2003, our Electronic Assembly segment transferred to the Optical Gauging Products (OGP) Division of Quality Vision International, Inc. (QVI) the rights and technology necessary to manufacture our Digital Range Sensors (DRS). In addition, we granted QVI a non-exclusive license to the intellectual property associated with this product line and sold a portion of our inventory as part of this transaction. QVI had been the primary customer for DRS sensors prior to this agreement as part of a separate 1999 agreement. The agreement called for QVI to pay $750,000 as a one-time fee for the purchase of fixtures, a technology transfer fee and a non-refundable royalty payment. In addition, we sold QVI raw material inventories associated with the product line. The gain was determined as the difference between the proceeds received and our carrying value of product line inventory and fixed assets prior to the sale. As a result of this transaction, we recorded a $645,000 gain in the three-month period ended March 31, 2003.

NOTE 5 – RESTRUCTURING AND SEVERANCE COSTS

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

Changes to the restructuring liability accounts included the following:

(In thousands)	Employee Termination Benefits	Lease Commitment Costs	Other	Total

Restructuring liability, December 31, 2002	$148	$188	$16	$352

Initial expense and accrual	541	694	7	1,242
Cash payments	(509)	(510)	(23)	(1,042)

Restructuring liability, December 31, 2003	180	372	—	552

Change in estimate	—	169	—	169
Cash payments	(180)	(236)	—	(416)

Restructuring liability, December 31, 2004	—	305	—	305

Cash payments	—	(221)	—	(221)

Restructuring liability, December 31, 2005	$—	$84	$—	$84

Restructuring charges of $1,242,000 in 2003 include $1,061,000 related to our Electronic Assembly segment and $181,000 related to our Semiconductor segment. Restructuring charges of $169,000 in 2004 are related to our Electronic Assembly segment.

NOTE 6 – INCOME TAXES

Income (loss) before income taxes consists of the following:

	Year ended December 31,
(In thousands)	2005	2004	2003

Sources of income (loss) before income taxes:
United States	$3,774	$11,885	$(2,917)
Foreign	281	783	494

Total income (loss) before income taxes	$4,055	$12,668	$(2,423)

The provision for income taxes consists of the following:

	Year ended December 31,
(In thousands)	2005	2004	2003

Current:
Federal	$469	$1,848	$—
State	54	12	—
Foreign	54	2	54

Total current	$577	$1,862	$54

Deferred:
Federal	$(2,354)	$—	$—
State	(731)	—	—
Foreign	(587)	180	160

Total deferred	$(3,672)	$180	$160

Total provision (benefit) for income taxes	$(3,095)	$2,042	$214

Actual current tax liabilities are lower than reflected above for 2005 and 2004 by $98,000 and $678,000, respectively, due to the stock option deduction benefits recorded as credits to capital in excess of par value.

A reconciliation of the statutory rate to the effective income tax rate is as follows:

	Year ended December 31,
	2005	2004	2003

Federal statutory rate	34.0%	34.0%	34.0%

State income taxes, net of federal benefit	0.8	0.1	3.3
ETI and manufacturing tax incentives	(4.8)	(5.0)	—
Research and experimentation credit	(7.5)	(1.8)	3.6
Foreign rate difference	(1.6)	(0.7)	(1.9)
Valuation allowance	(97.6)	(10.8)	(45.1)
Other, net	0.4	0.3	(2.7)

Effective rate	(76.3)%	16.1%	(8.8)%

Deferred tax assets (liabilities) consist of the following:

	Year ended December 31,
(In thousands)	2005	2004

Fixed asset and intangible amortization, net	$1,046	$1,062
Inventory allowances	564	698
Accrued liabilities	269	131
Warranty accrual	201	236
Deferred revenue	193	399
Accounts receivable allowance	99	126
Tax credits	1,901	1,364
Foreign net operating loss carryforwards	1,668	2,103
Other, net	135	(32)

Sub-total	6,076	6,087

Valuation allowance	(371)	(6,087)

Total net deferred tax assets	$5,705	$—

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

During the years ended December 31, 2004 and 2003, we continued to provide a full valuation allowance against future tax benefits produced by our U.S. based operating results. Tax expense of $214,000 recorded during the year ended December 31, 2003, relates to income generated by foreign subsidiaries.

During the fourth quarter of 2005, we reduced the valuation allowance on our deferred tax assets, initially established in the third quarter of 2002, resulting in a non-cash income tax benefit of $3,672,000. In addition to the non-cash income tax benefit, reduction of the valuation allowance also resulted in credits to additional paid in capital of $581,000 from net operating loss and credit carryforwards resulting from the exercise of stock options, and credits to goodwill of $900,000 from pre-acquisition net operating loss carryforwards. We considered a number of factors in our decision to reduce the valuation allowance on deferred tax assets, including our anticipated level of profitability in the future, our history of recent profitability and cumulative profitability since inception, and utilization of our available U.S. based net operating loss carryforwards. After considering these factors, we concluded that a reduction in the valuation allowance was appropriate. Accordingly, the benefit we derive in future accounting periods from deductible temporary differences has been reflected as a “deferred tax asset” on our balance sheet.

Deferred tax assets related to net operating loss carryforwards at December 31, 2005, included approximately $1,486,000, relating to losses incurred in the UK by CyberOptics UK, Ltd., which was acquired in 1999. The utilization of net operating loss carryforwards is dependent on CyberOptics UK’s ability to generate sufficient UK taxable income during the carryforward period.

Cash payments for income taxes, net of refunds received, for the years ended December 31, 2005, 2004 and 2003, were approximately, $376,000, $1,236,000 and $82,000, respectively.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004. The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the extraterritorial income exclusion for foreign sales.

It is the intention of management to permanently reinvest all undistributed earnings of international subsidiaries, and accordingly, the Company has not provided United States taxes on such earnings.

NOTE 7 – OPERATING LEASES

We lease our primary office, warehouse and manufacturing facility under a 10-year operating lease that expires in May 2006. The lease requires the Company to pay insurance, property taxes and other operating expenses related to the leased facility. We also lease facilities for the operations of our four subsidiaries, under operating leases that expire from May 2006 through May 2007.

Total rent expense for the years ended December 31, 2005, 2004 and 2003, was approximately, $909,000, $893,000 and $1,279,000, respectively.

At December 31, 2005, the future minimum lease payments required under non-cancelable operating lease agreements, are as follows:

Year ending December 31,
2006	$556,000
2007	44,000
Thereafter	—

Total	$600,000

During December 2003, we negotiated a buy-out of our remaining lease obligation through 2013 for our UK facility for approximately $200,000.

NOTE 8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the UK. These currency swap agreements are structured to mature on or about the last day of each quarter and are designated as cash flow hedges. At December 31, 2005, the Company had one open swap agreement that was purchased on December 30, 2005. As a result, there were no unrealized gains or losses as of December 31, 2005. We recognized net gains (losses) from settlement of foreign currency swap agreements of approximately $219,000, ($464,000), and ($591,000), that offset translation gains (losses) on the underlying inter-company balance of ($351,000), $268,000 and $422,000 in 2005, 2004 and 2003, respectively. These gains and losses are recognized in interest income and other in our statement of operations.

Our foreign currency swap agreements contain credit risk to the extent that its bank counter-parties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counter-parties to major financial institutions. Management does not expect material losses as a result of defaults by other parties.

NOTE 9 – STOCKHOLDERS’ EQUITY

In May 2005, our Board of Directors authorized the repurchase of up to 500,000 shares of common stock, which will expire in May 2006. During the year ended December 31, 2005, approximately 38,000 shares were repurchased at an average price of approximately $12.40 per share under the authorization. In October 2002, our Board of Directors authorized the repurchase of up to 1,000,000 shares of common stock. During the year ended December 31, 2003, approximately 19,000 shares were repurchased at an average price of approximately $4.76 per share. The 2002 authorization expired in October 2003.

NOTE 10 – BENEFIT PLANS

Stock Option Plan
We have three stock option plans that have 1,290,197 shares of common stock reserved in the aggregate for issuance to employees, directors, officers and others. In addition, there are 71,200 shares reserved, and included in the following summaries that are not part of the three stock option plans. Reserved shares underlying canceled options are available for future grant under all plans. Options are granted at an option price per share equal to or greater than the market value at the date of grant. Generally, options granted to employees vest over a four-year period and expire five, seven or ten years after the date of grant. The plans allow for option holders to tender shares of the Company’s common stock as consideration for the option price provided that the tendered shares have been held by the option holder at least six months.

The following is a summary of stock option plan activity:

	Year ended December 31
Shares	2005	2004	2003

Outstanding, beginning of year	973,577	1,531,567	1,611,411
Granted	125,200	39,600	202,200
Exercised	(51,325)	(531,228)	(49,130)
Forfeited	(146,276)	(66,362)	(232,914)

Outstanding, end of year	901,176	973,577	1,531,567

Exercisable	648,200	665,874	1,044,513

Weighted average exercise price per share	2005	2004	2003

Outstanding, beginning of year	$13.44	$12.51	$12.93
Granted	$12.71	$17.99	$8.32
Exercised	$8.48	$10.07	$6.36
Forfeited	$23.65	$22.20	$13.33
Outstanding, end of year	$11.96	$13.44	$12.51

Exercisable	$12.29	$14.90	$12.50

Stock options outstanding as of December 31, 2005, had exercise prices ranging from $2.23 to $26.00 per share, and a weighted average remaining contractual life of approximately 3.57 years.

The following is a summary of outstanding options as of December 31, 2005:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Life

Less than $7.00	106,275	63,925	4.43 years
$7.00 to $9.99	6,450	5,200	2.72 years
$10.00 to $14.99	598,451	396,425	3.77 years
$15.00 to $19.99	144,600	140,550	1.63 years
Over $20.00	45,400	42,100	5.16 years

Total	901,176	648,200

The weighted-average grant-date fair value of options granted during 2005, 2004 and 2003 was $7.74, $10.99 and $5.16, respectively. The weighted-average grant-date fair value of options was determined by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions (see Note 1 for pro forma statement of operations):

	2005	2004	2003

Risk-free interest rates	3.21%	2.70%	2.79%
Expected life	4 years	4 years	4 years
Expected volatility	81.26%	82.08%	83.68%
Expected dividends	None	None	None

Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan available to eligible employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. During 2005, the Plan was amended to limit plan year contributions to $6,500 and exclude bonus payments from eligible compensation. Under the plan, 700,000 shares of common stock have been reserved for issuance. As of December 31, 2005, 600,426 shares have been issued under this plan.

401(k) Plan
We have a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code (the Code), whereby eligible employees may contribute a portion of their earnings, not to exceed annual amounts allowed under the Code. In addition, the Company may also make contributions at the discretion of the Board of Directors. In 2005, 2004 and 2003, the Company provided for matching contributions totaling $242,000, $236,000, and $241,000, respectively.

NOTE 11 – BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS

During the fourth quarter of 2005, we reorganized our business into two operating segments, the Electronic Assembly and Semiconductor segments, in order to increase focus and management attention on growth opportunities in our markets. Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosure about Segments of an Enterprise and Related Information”, requires the management approach in determining business segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. As a result of the reorganization, we have determined that our business operates as two reportable segments. Balance sheet and income statement information for all periods presented has been allocated to our two segments. The Electronic Assembly segment is the design, manufacture and sale of optical process control sensors and inspection systems for the electronics assembly equipment market. The Semiconductor segment is the design, manufacture and sale of optical and other process control sensors and related equipment for the semiconductor capital equipment market.

Information regarding our segments was follows:

	Year Ended December 31,
(In thousands)	2005	2004	2003

Revenue:
Electronic Assembly
OEM Sensors	$21,623	$31,275	$16,122
SMT Systems	15,115	19,744	13,964

Total Electronic Assembly	36,738	51,019	30,086
Semiconductor	5,441	7,018	5,550

Total	$42,179	$58,037	$35,636

Income (loss) from operations:
Electronic Assembly	$3,748	$11,838	$(1,424)
Semiconductor	(644)	487	(1,390)

Total income (loss) from operations	$3,104	$12,325	$(2,814)
Interest income and other	951	343	391

Income (loss) before income taxes	$4,055	$12,668	$(2,423)

Depreciation and amortization:
Electronic Assembly	$1,178	$1,252	$1,877
Semiconductor	818	862	1,774

Total	$1,996	$2,114	$3,651

Expenditures for long-lived assets:
Electronic Assembly	$1,111	$587	$459
Semiconductor	100	594	47

Total	$1,211	$1,181	$506

Total assets (end of year):
Electronic Assembly	$29,168	$22,828	$22,551
Semiconductor	4,025	4,320	4,482
Corporate	39,834	37,948	20,893

Total	$73,027	$65,096	$47,926

The following summarizes certain significant customer information:

(In thousands)	Significant Customer	Revenues	Percentage of Revenues

Year ended December 31, 2005	A	$7,900	19%
	B	$10,505	25%

Year ended December 31, 2004	A	$16,220	28%
	B	$12,871	22%

Year ended December 31, 2003	A	$7,157	20%
	B	$7,436	21%

The significant customers listed above are related to our Electronic Assembly segment. As of December 31, 2005, accounts receivable from significant customers A and B were $1,995,000 and $1,761,000, respectively. As of December 31, 2004, accounts receivable from significant customers A and B were $2,812,000 and $631,000, respectively.

Export sales amounted to 81%, 81% and 79% of revenues for 2005, 2004 and 2003, respectively, and are attributed to the country where the product is shipped. All of the Company’s export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

(In thousands)	2005	2004	2003

Americas	$120	$142	$258
Netherlands	6,746	14,881	5,901
Other Europe	5,762	4,827	3,045
China	4,939	5,517	6,824
Japan	10,896	13,574	7,591
Other Asia	5,850	7,838	4,533
Other	20	29	38

	$34,333	$46,808	$28,190

Long-lived assets include equipment and leasehold improvements attributable to each geographic area’s operations. Long-lived assets at December 31, 2005, 2004 and 2003 are as follows:

(In thousands)	2005	2004	2003

Long-lived assets:
United States	$1,337	$958	$1,230
Europe	9	18	76
Asia and other	32	17	27

Total long-lived assets	$1,378	$993	$1,333

NOTE 12 – CONTINGENCIES

In the ordinary course of business, we are a defendant in miscellaneous claims and disputes. While the outcome of these matters cannot be predicted with certainty, management presently believes the disposition of these matters will not have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 13 – RELATED PARTY TRANSACTIONS

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

We had previously acquired 19% of the outstanding capital stock of Avanti in 2000 for cash and other assets. Our carrying value for accounting purposes of this investment had been reduced to zero in the first quarter of 2001 by our equity in the losses of Avanti. During 2002, we reduced the carrying value of the term loan by $1,450,000 (with the charge recorded against other income) to reflect our equity in the cumulative losses of Avanti and to reduce our investment to reflect its net realizable value as of December 31, 2002. In December 2002, we were notified that, as a result of not being able to raise additional third party funding, Avanti decided to cease operations and liquidate its remaining assets. In February 2003, Avanti’s Board of Directors and its significant shareholders passed a resolution to cease business operations. Consequently, all of the Avanti intellectual property rights were transferred to us under the terms of the loan. During 2003, the remaining carrying value of the loan was written off in exchange for the assets we received as a result of the Avanti liquidation.

NOTE 14 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(In thousands, except per share amounts)

2005	March 31	June 30	Sept. 30	Dec. 31(2)
Revenues	$11,289	$8,429	$10,339	$12,122
Gross margin	6,379	4,871	5,414	6,408
Income from operations	1,313	26	553	1,212
Net income	1,120	202	626	5,202
Net income per share – Basic (1)	0.13	0.02	0.07	0.58
Net income per share – Diluted (1)	0.12	0.02	0.07	0.58

2004	March 31	June 30	Sept. 30	Dec. 31
Revenues	$12,690	$14,734	$19,385	$11,228
Gross margin	7,410	8,948	11,495	6,274
Income from operations	2,583	3,509	5,434	799
Net income	2,686	3,522	3,624	794
Net income per share – Basic (1)	0.32	0.41	0.41	0.09
Net income per share – Diluted (1)	0.31	0.39	0.40	0.09

(1)	The summation of quarterly per share amounts may not equal the calculation for the full year, as each quarterly calculation is performed discretely.

(2)	Includes a $3.7 million non-cash income tax benefit related to a reduction in the valuation allowance for deferred income taxes.

Report of Independent Registered Public Accounting Firm

To Stockholders and the
Board of Directors of
CyberOptics Corporation:

We have completed integrated audits of CyberOptics Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CyberOptics Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting”, appearing under Item 9A(a), that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
March 10, 2006

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE

        NONE.

ITEM 9A.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, including the recording, processing, summarizing and reporting of information, were effective.

a.    MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934 Rule 13a — 15(f), and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

        Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2005 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

        Our Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

b.    During the quarter ended December 31, 2005, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

        NONE

PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information contained under the headings “Proposal I–Election of Directors,” “Information About our Board of Directors and its Committees and Other Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement for its annual meeting of shareholders to be held May 15, 2006 (hereafter, the Proxy Statement), is hereby incorporated by reference.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information under the heading “Relationship with Independent Accountants” of the Proxy Statement is hereby incorporated by reference.

PART IV.

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements: See Item 8 to this Form 10-K.

(a)(2)	Financial Statement Schedule: Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003, is attached as Item 15(c).

(b)	LIST OF EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the quarterly report on form 10-Q for the quarter ended September 30, 1998).

3.3	Rights Agreement, dated as of December 7, 1998, between the Company and Norwest Bank Minnesota, N.A., as Rights Agent, (incorporated by reference to the Company’s Registration Statement on Form 8-A, dated December 7, 1998).

3.4	First Amendment to the Rights Agreement, dated October 21, 2002, between the Company and Wells Fargo Bank Minnesota, National Association, as successor in interest to Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 2 to the Company’s Form 8-A amendment dated November 4, 2002).

4.1	Restated Stock Option Plan of the Company, as amended (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed August 18, 1998 (file no 333-61711)).

Exhibit Number	Description

4.2	CyberOptics Corporation Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 filed October 30, 1997 (file no 33-39091)).

4.3	CyberOptics Corporation 1998 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed December 4, 2000 (file no. 333-51200).

4.4	CyberOptics Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 1992).

*10.1	Letter of engagement dated September 13, 2002 between Kathleen Iverson and the Company (incorporated by reference to Exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 31, 2002).

*10.2	Offer of employment between Steven J. DiMarco and the Company.

10.3	Lease Agreement between MEPC American Properties and the Company dated September 15, 1995 (incorporated by reference to Exhibit 10 of the Company’s Form 10-QSB for the quarter ended September 30, 1995).

21.0	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management Contract or Compensatory Plan or Arrangement

(c)	FINANCIAL STATEMENT SCHEDULES:

SCHEDULE II

CYBEROPTICS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at end of Period

Allowance for doubtful accounts:

Year ended December 31, 2005	$345,000	$68,000	$(127,000)	$286,000

Year ended December 31, 2004	$340,000	$23,000	$(18,000)	$345,000

Year ended December 31, 2003	$251,000	$132,000	$(43,000)	$340,000

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at end of Period

Allowance for obsolete inventory:

Year ended December 31, 2005	$1,073,000	$123,000	$(394,000)	$802,000

Year ended December 31, 2004	$1,556,000	$303,000	$(786,000)	$1,073,000

Year ended December 31, 2003	$2,477,000	$116,000	$(1,037,000)	$1,556,000

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

Name	Title	Date

/s/ KATHLEEN P. IVERSON	Director and CEO	March 6, 2006
(Principal Executive Officer)
Kathleen P. Iverson

/s/ STEVEN K. CASE Steven K. Case	Chairman and Director	March 6, 2006

/s/ ALEX B. CIMOCHOWSKI Alex B. Cimochowski	Director	March 6, 2006

/s/ MICHAEL M. SELZER, JR. Michael M. Selzer, Jr.	Director	March 6, 2006

/s/ IRENE M. QUALTERS Irene M. Qualters	Director	March 6, 2006

/s/ ERWIN A. KELEN Erwin A. Kelen	Director	March 6, 2006

/s/ JEFFREY A. BERTELSEN Jeffrey A. Bertelsen	Vice President and CFO (Principal Financial Officer) and Principal Accounting Officer)	March 6, 2006