Form 10-Q
period 2006-03-31
CYBEROPTICS CORP
filed 2006-05-10
CIK 768411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
Yes ☒     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” or “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐            Accelerated filer ☒            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At April 30, 2006, there were 8,972,209 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION

(In thousands except share information)	March 31, 2006	December 31, 2005
ASSETS

Cash and cash equivalents	$23,476	$19,592
Marketable securities	14,144	15,607
Accounts receivable, net	11,117	9,775
Inventories	8,275	7,512
Other current assets	899	924
Deferred tax assets	1,942	1,942

Total current assets	59,853	55,352

Marketable securities	5,927	5,941
Equipment and leasehold improvements, net	1,573	1,378
Intangible and other assets, net	1,518	1,737
Goodwill	4,881	4,856
Deferred tax assets	3,763	3,763

Total assets	$77,515	$73,027

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$3,508	$2,633
Advance customer payments	829	428
Accrued expenses	4,636	3,776

Total current liabilities	8,973	6,837

Commitments

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 37,500,000 shares authorized, 8,954,184 and 8,899,409
shares issued and outstanding, respectively	50,236	49,351
Accumulated other comprehensive loss	(689)	(700)
Retained earnings	18,995	17,539

Total stockholders’ equity	68,542	66,190

Total liabilities and stockholders’ equity	$77,515	$73,027

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amount)	2006	2005
Revenues	$14,718	$11,289
Cost of revenues	7,083	4,910

Gross Margin	7,635	6,379

Research and development expenses	2,033	1,709
Selling, general and administrative expenses	3,553	3,150
Amortization of intangibles	207	207

Income from operations	1,842	1,313

Interest income and other	394	157

Income before income taxes	2,236	1,470

Income tax provision	780	350

Net income	$1,456	$1,120

Net income per share – Basic	$0.16	$0.13

Net income per share – Diluted	$0.16	$0.12

Weighted average shares outstanding – Basic	8,929	8,859

Weighted average shares outstanding – Diluted	9,046	9,007

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,456	$1,120
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	526	495
Provision for doubtful accounts	35	—
Provision for inventory obsolescence	53	38
Foreign currency adjustment	(29)	—
Stock compensation cost	192	—
Deferred income taxes	—	30
Changes in operating assets and liabilities:
Accounts receivable	(1,377)	83
Inventories	(887)	126
Other current assets	34	21
Accounts payable	873	1,043
Advance customer payments	401	(429)
Accrued expenses	859	(1,176)

Net cash provided by operating activities	2,136	1,351

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale marketable securities	4,909	2,089
Purchases of available for sale marketable securities	(3,421)	(5,330)
Additions to equipment and leasehold improvements	(369)	(42)
Additions to patents	(35)	(23)

Net cash provided (used) by investing activities	1,084	(3,306)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	599	170
Excess tax benefit from exercise of stock options	67	—

Net cash provided by financing activities	666	170

Effects of exchange rate changes on cash and cash equivalents	(2)	—

Net increase (decrease) in cash and cash equivalents	3,884	(1,785)

Cash and cash equivalents – beginning of period	19,592	25,416

Cash and cash equivalents – end of period	$23,476	$23,631

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION

1.    INTERIM REPORTING:

The interim consolidated financial statements presented herein as of March 31, 2006, and for the three month periods ended March 31, 2006 and 2005, are unaudited, but in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three month period ended March 31, 2006 do not necessarily indicate the results to be expected for the full year. The December 31, 2005, consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

2.    ACCOUNTING FOR STOCK-BASED COMPENSATION:

We have three stock option plans that are administered under the supervision of the Board of Directors and have 1,361,397 shares of common stock reserved in the aggregate for issuance to employees, directors, officers and others. Reserved shares underlying canceled options are available for future grant under all plans. Options are granted at an option price per share equal to or greater than the market value at the date of grant. Generally, options granted to employees vest over a four-year period and expire five, seven or ten years after the date of grant. The plans allow for option holders to tender shares of the Company’s common stock as consideration for the option price provided that the tendered shares have been held by the option holder at least six months. In anticipation of adopting SFAS No. 123(R), we did not modify the terms of any previously granted options.

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. Under the plan, 700,000 shares of common stock have been reserved for issuance. As of March 31, 2006, 600,426 shares have been issued under this plan.

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective method. This Statement requires all equity-based payments to employees and directors, including grants of employee stock options, to be recognized in the consolidated statement of operations based on the grant date fair value of the award. Under the modified prospective method, we are required to record equity-based compensation expense for all awards granted after the date of adoption, and for unvested shares granted prior to the date of adoption. We utilize the straight-line method of expense recognition over the award’s service period for our graded vesting options. The fair values of stock options granted both before and after adoption of SFAS No. 123(R) have been determined using the Black-Scholes model. The compensation expense recognized for all equity based awards is net of estimated forfeitures. We have classified equity based compensation within our statement of operations in the same manner as our cash based employee compensation costs.

Prior to adoption of SFAS 123(R), we measured compensation cost related to our employee stock option plans and employee stock purchase plan using the intrinsic value method of accounting prescribed by APB Opinion No. 25 and related interpretations. No compensation expense was recognized for share purchase rights granted under these plans. The following table presents the effect of adopting SFAS 123(R) on reported items during the three months ended March 31, 2006:

(In thousands, except per share information)	As Reported	Impact of Equity- Compensation

Income from operations	$1,842	$(192)
Net Income	$1,456	$(167)

Net income per share:
Basic	$0.16	$(0.02)
Diluted	$0.16	$(0.02)

The total equity based compensation expense includes $150,000 for the unvested portion of stock option awards outstanding as of the date of adoption and expense for all awards granted after the date of adoption. Total equity based compensation expense also includes $42,000 related to our employee stock purchase plan. Inventory balances at March 31, 2006 include $27,000 of equity compensation costs that have been capitalized.

For the three month period ended March 31, 2006, stock option activity was as follows:

(In thousands, except per share amounts and years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	901,176	$11.96
Granted	1,000	$13.48
Exercised	(54,775)	$10.93
Forfeited	(29,300)	$18.96

Options outstanding at March 31, 2006	818,101	$11.78	3.5	$2,897

Exercisable at March 31, 2006	598,725	$11.92	3.1	$2,080

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during the three months ended March 31, 2006 was $215,000. During the three months ended March 31, 2006, we received total proceeds of $599,000 from the exercise of stock options. The tax benefit recognized as a credit to stockholders equity during the three months ended March 31, 2006 for tax deductions related to option exercises was $67,000.

A summary of non vested shares as of March 31, 2006, and changes during the three months ended March 31, 2006 follows:

Non vested shares	Shares	Weighted Average Grant Date Fair Value
Non vested at December 31, 2005	252,976	$6.81
Granted	1,000	$7.25
Vested	(34,050)	$5.81
Forfeited	(550)	$5.88

Non vested at March 31, 2006	219,376	$6.97

We used historical data to estimate pre-vesting forfeitures. As of March 31, 2006, the total unrecognized compensation cost related to non vested equity-based compensation arrangements was $1.0 million and the related weighted average period over which it is expected to be recognized is approximately 1.6 years. The total fair value of shares vested during the three months ended March 31, 2006 was $198,000.

The fair values of the options granted to our employees during the three months ended March 31, 2006 were estimated on the date of grant using the Black-Scholes model. The Black Scholes valuation model incorporates ranges of assumptions that are disclosed in the table below. The risk-free interest rate is based on the United States Treasury yield curve at the time of grant with a remaining term equal to the expected life of the awards. For options granted during the three months ended March 31, 2006, the expected life representing the length of time in years that the options are expected to be outstanding was calculated under the simplified approach allowed by SFAS No. 123 (R). Expected volatility was computed based on fluctuations in the daily price of our common stock.

The following table provides the range of assumptions used for stock options valued during the three months ended March 31, 2006:

Risk-free interest rates	4.30%
Expected life in years	4.75
Expected volatility	60.0%
Expected dividends	None

Fair Value Disclosures – Prior to Adopting SFAS No. 123(R)

Prior to the first quarter of 2006, we accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25 and related interpretations. As a result, no compensation expense for equity-based awards was recognized in our statement of operations prior to the first quarter of 2006, as all options granted had an exercise price equal to the market value of the award on the date of grant, and our employee stock purchase plan was deemed to be non-compensatory under APB No. 25. Results of operations for fiscal year 2005 and prior periods have not been restated to reflect recognition of compensation expense for equity-based awards. The following table illustrates the effect on net income and net income per share if we had adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for the three months ended March 31, 2005:

(In thousands except per share amounts)	March 31, 2005
Net income as reported	$1,120
Add: Stock-based compensation expense
included in net income, net of related tax effects	—

Deduct: Total stock-based compensation expense determined under fair value, net of related tax effects	(321)

Net income – Pro forma	$799

Net income per share:
As reported – Basic	$0.13

Pro forma – Basic	$0.09

As reported – Diluted	$0.12

Pro forma – Diluted	$0.09

No tax benefit was applied to the fair value expense calculated under SFAS No. 123 for the three months ended March 31, 2005 due to establishing a valuation allowance on deferred tax assets during 2002. Our valuation allowance on deferred tax assets was substantially reduced during the fourth quarter of 2005.

3.    CERTAIN BALANCE SHEET COMPONENTS:

Inventories Consist of the Following:

(In thousands)	March 31, 2006	December 31, 2005
Raw materials and purchased parts	$4,931	$4,039
Work in process	790	849
Finished goods	3,348	3,426

	9,069	8,314

Allowance for obsolescence	(794)	(802)

Total inventories	$8,275	$7,512

Warranty Costs:

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

	Three Months Ended March 31,
(In thousands)	2006	2005
Balance at the beginning of period	$558	$646
Accruals for warranties	292	261
Settlements made during the period	(196)	(261)

Balance at the end of period	$654	$646

4.    INTANGIBLE ASSETS and GOODWILL:

Intangible assets consist of the following:

	As of March 31, 2006			As of December 31, 2005
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$7,775	$(6,563)	$1,212	$7,775	$(6,359)	$1,416
Patents and trademarks	2,133	(1,827)	306	2,099	(1,778)	321
Customer base	280	(280)	—	280	(280)	—

Total	$10,188	$(8,670)	$1,518	$10,154	$(8,417)	$1,737

Amortization expense for the three month periods ended March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31,
(In thousands)	2006	2005
Developed technology	$204	$205
Patents and trademarks	49	57

Total	$253	$262

As required by SFAS 142, we periodically reassess the carrying value, useful lives and classification of identifiable intangible assets. Estimated aggregate amortization expense based on current intangibles for the next five years is expected to be as follows: $559,000 for the remainder of 2006, $261,000 in 2007 and $200,000 in 2008, 2009 and 2010.

Goodwill related to our Electronic Assembly segment increased by $25,000 during the first three months of 2006 as the result of the translation impact on foreign denominated goodwill balances.

5.    BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS:

Our Electronic Assembly segment is the design, manufacture and sale of optical process control sensors and inspection systems for the electronics assembly equipment market. The Semiconductor segment is the design, manufacture and sale of optical and other process control sensors and related equipment for the semiconductor capital equipment market. Information regarding our segments is as follows:

	Three Months Ended March 31,
(In thousands)	2006	2005
Revenue:
Electronic Assembly
OEM Sensors	$7,753	$5,495
SMT Systems	5,182	4,381

Total Electronic Assembly	12,935	9,876

Semiconductor	1,783	1,413

Total	$14,718	$11,289

Income from operations:
Electronic Assembly	$1,815	$1,410
Semiconductor	27	(97)

Total income from operations	1,842	1,313
Interest income and other	394	157

Income before taxes	$2,236	$1,470

Depreciation and amortization:
Electronic Assembly	$319	$301
Semiconductor	207	194

Total	$526	$495

Export sales for the three month periods ended March 31, 2006 and 2005 amounted to 80% and 75% of revenues, respectively. All of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended March 31,
(In thousands)	2006	2005
Americas	$160	$17
Europe	4,549	3,287
Asia	7,024	5,192
Other	1	4

Total export sales	$11,734	$8,500

6.    NET INCOME PER SHARE:

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares plus common equivalent shares outstanding. Common equivalent shares consist of common shares to be issued upon exercise of stock options and the issuance of shares under our employee stock purchase plan, as calculated using the treasury stock method. The calculation of diluted net income per common share for the three months ended March 31, 2006 and 2005 includes 117,000 and 148,000 common equivalent shares, respectively. The calculation of diluted net income per common share excludes 187,000 and 321,000 of potentially dilutive outstanding stock options for the three months ended March 31, 2006 and 2005, respectively, because their effect would be anti-dilutive.

7.    COMPREHENSIVE INCOME:

Components of comprehensive income include net income, foreign-currency translation adjustments and unrealized gains and losses on our available-for-sale marketable securities. During the three month periods ended March 31, 2006 and 2005, total comprehensive income amounted to $1,467,000 and $1,061,000, respectively. At December 31, 2005 and March 31, 2006, components of accumulated other comprehensive loss is as follows:

(In thousands)	Foreign Currency Translation	Unrealized Gains (Losses) on Available for Sale Securities	Accumulated Other Comprehensive Loss
Balance December 31, 2005	$(630)	$(70)	$(700)
Current Year Change	—	11	11

Balance March 31, 2006	$(630)	$(59)	$(689)

8.    INCOME TAXES:

During the third quarter of 2002, we concluded that a valuation allowance against all of our deferred tax assets was appropriate due to the cumulative U.S. losses we had incurred over the prior three years, continued operating losses and full utilization of our loss carryback potential in 2002. We continued to provide a full valuation allowance on our deferred tax assets during 2003, 2004 and the first three quarters of 2005. During the three months ended March 31, 2005, we recorded a tax provision at an estimated annual effective rate of 24% because we had utilized our available tax operating losses and tax credit carryforwards and were subject to Alternative Minimum Tax limitations. Because we continued to maintain a valuation allowance on deferred tax assets, projected current taxes payable comprised the entire tax provision and were the basis for determining our annual effective tax rate.

During the fourth quarter of 2005, we substantially reduced the valuation allowance on our deferred tax assets initially established in the third quarter of 2002. As a result, starting with the first quarter of 2006 we recorded a tax provision at an estimated annual consolidated worldwide effective tax rate approximating 35%.

9.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature on the last day of each quarter and are designated as cash flow hedges. At March 31, 2006, we had one open swap agreement that was purchased on that date. As a result, there were no unrealized gains or losses as of March 31, 2006. During the three months ended March 31, 2006 we recognized a net loss of approximately $14,000 from the settlement of foreign currency swap agreements and a transaction gain of approximately $29,000 on the underlying inter-company balance.

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

(In thousands)	Lease Commitment Costs
Restructuring liability, December 31, 2004	$305

Change in estimate	—
Cash payments	(221)

Restructuring liability, December 31, 2005	84

Initial expense and accrual	—
Cash payments	(56)

Restructuring liability, March 31, 2006	$28

Cash payments for lease termination costs are expected to be made through the term of our lease, which expires in May 2006.

11.    OPERATING LEASES:

On March 27, 2006 we signed a new lease for our primary office space consisting of 60,217 square feet. The lease has a term of 61 months and begins June 1, 2006. The lease also provides for one month of free rent, other lease incentives and escalating rents over the lease term. Rental expense will be recognized on a straight-line basis over the term of the lease. Future minimum rental payments under this lease are $465,000 in 2006, $885,000 in 2007 and 2008, $908,000 in 2009, $932,000 in 2010 and $466,000 in 2011.

12.    CONTINGENCIES:

In the normal course of business and to facilitate sales of our products and services, we at times indemnify other parties, including customers, with respect to certain matters. In these instances, we have agreed to hold the other parties harmless against losses arising out of intellectual property infringement or other types of claims. These agreements may limit the time within which an indemnification claim can be made, and almost always limit the amount of the claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made, if any, under these agreements have not had a material impact on our operating results, financial position or cash flows.

In the ordinary course of business, we are a defendant in various claims and disputes. While the outcome of these matters cannot be predicted with certainty, management presently believes the disposition of these matters will not have a material effect on our financial position, results of operations or cash flows.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

The preparation of the financial information contained in this 10-Q requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates on an ongoing basis, including those related to allowances for doubtful accounts and returns, warranty obligations, inventory valuation, the carrying value and any impairment of intangible assets, income taxes and restructuring costs. These critical accounting policies are discussed in more detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2005.

RESULTS OF OPERATIONS:

General

        Our results of operations for the three months ended March 31, 2006 reflect the improving global market conditions for electronics and semiconductor capital equipment that began during the fourth quarter of 2005. Overall, our revenues increased 30% in the quarter ended March 31, 2006 compared to the same quarter in 2005, and increased 21% from the quarter ended December 31, 2005. Our income from operations increased to $1.8 million in the quarter ended March 31, 2006 from $1.3 million during the same quarter in 2005, and $1.2 million in the quarter ended December 31, 2005. Our earnings continue to benefit from the streamlined cost structure established through several workforce reductions and restructurings over the past few years, which has resulted in a significantly reduced revenue break-even level. Our cash and marketable securities position increased $2.4 million during the quarter ended March 31, 2006. Our order rate increased approximately 6% in the first quarter of 2006 to $16 million from $15 million in the fourth quarter of 2005, and our backlog increased 19% to $8.2 million at March 31, 2006 from $6.9 million at December 31, 2005. As a result, we are optimistic that we will continue to see near term strength in our global markets for electronic assembly and semiconductor capital equipment.

Segment Results

        Operating results for our Electronics Assembly and Semiconductor segments for the three month periods ended March 31, 2006 and 2005 were as follows (in thousands):

Three Months Ended March 31, 2006	Electronic Assembly	Semi- conductor	Total
Revenue	$12,935	$1,783	$14,718
Cost of revenue	6,524	559	7,083

Gross margin	6,411	1,224	7,635

Research and development expenses	1,586	447	2,033
Selling, general and administrative expenses	2,983	570	3553
Amortization of intangibles	27	180	207

Total Income from operations	$1,815	$27	$1,842

Three Months Ended March 31, 2005	Electronic Assembly	Semi- conductor	Total
Revenue	$9,876	$1,413	$11,289
Cost of revenue	4,501	409	4,910

Gross margin	5,375	1,004	6,379

Research and development expenses	1,276	433	1,709
Selling, general and administrative expenses	2,662	488	3,150
Amortization of intangibles	27	180	207

Total Income from operations	$1,410	$(97)	$1,313

Revenues

        Our revenues increased by 30% to $14.7 million in the three months ended March 31, 2006 from $11.3 million in the three months ended March 31, 2005. The following table sets forth revenues by product line for the three-month periods ended March 31, 2006 and 2005 (in thousands):

	2006	2005
Electronic Assembly
OEM Sensors	$7,753	$5,495
SMT Systems	5,182	4,381

Total Electronic Assembly	12,935	9,876
Semiconductor	1,783	1,413

Total	$14,718	$11,289

        Electronic Assembly

        Revenues from our electronic assembly sensors increased by 41% to $7.8 million in the three months ended March 31, 2006 from $5.5 million in the three months ended March 31, 2005. During the first quarter of 2006, revenue from electronic assembly sensors were positively impacted by improved conditions in our SMT electronic assembly market that began late in the third quarter of 2005 and represents the third quarter of sequentially increasing sensor revenues. During the first quarter of 2005, revenue from electronic assembly sensors were negatively impacted by a downturn in our SMT electronic assembly market, which began in the fourth quarter of 2004, and continued through the second quarter of 2005.

        Revenues from our SMT systems products increased by 18% to $5.2 million in the three months ended March 31, 2006 from $4.4 million in the three months ended March 31, 2005. During the first quarter of 2006, revenue from SMT systems products were positively impacted by improved conditions in our SMT electronic assembly market that began in the third and fourth quarters of 2005, and by a large sale to a single customer for 25 solder paste inspection systems. During the first quarter of 2005, revenue from SMT systems were negatively impacted by a downturn in our SMT electronic assembly market, which began in the fourth quarter of 2004, and continued through the second quarter of 2005. We believe that increased use of outsourcing for circuit board assembly, production difficulties associated with smaller component sizes, increased production speeds and increased cost pressure on companies manufacturing circuit boards has caused increased demand for our inspection equipment.

        International revenue from electronic assembly sensors and SMT systems comprised approximately 87% and 82% of our electronic assembly revenue during the three month periods ended March 31, 2006 and 2005, respectively. The international markets of China and the rest of Asia, Japan and Europe account for a significant portion of the production capability of capital equipment for the manufacture of electronics, the primary market for our electronic assembly sensor and SMT system product lines. An increasing proportion of our sales have been to international customers as manufacturing of electronic components has migrated offshore, particularly to China.

        Semiconductor

        Revenues from semiconductor products increased by 26% to $1.8 million in the three months ended March 31, 2006 from $1.4 million in the three months ended March 31, 2005. The increase in the first quarter of 2006 was primarily due to higher revenues from our wafer mapping sensors as a result of improved market conditions in the semiconductor fabrication capital equipment market that began late in the fourth quarter of 2005. Revenues from our frame grabber products increased slightly in the first quarter of 2006 compared to the first quarter of 2005.

        Our wafer mapping and frame grabber products are relatively mature. We anticipate that future growth in our semiconductor revenues, exclusive of changes related to capital procurement cycles, will come from our new WaferSense™ products. WaferSense™ is a family of wireless, wafer like precision measurement tools for in-situ setup, calibration and process optimization in semiconductor processing equipment. We are currently working on several new additions to the WaferSense™ product line.

        International revenue from semiconductor products totaled $485,000 or 27% of total semiconductor revenue in the three months ended March 31, 2006 and $407,000 or 29% of total semiconductor revenue in the three months ended March 31, 2005. The level of international revenue as a percentage of total semiconductor revenue is due to fluctuations in the level of wafer mapper sales, as our wafer mapping sensors do not generate significant international revenue. The decrease in international revenue as a percentage of total semiconductor revenue for 2006, compared to 2005, is due to higher levels of wafer mapper sales in 2006.

Adoption of SFAS No. 123(R)

        During the first quarter of 2006, we began recording compensation expense for equity-based awards as required by SFAS No. 123(R). The following table sets forth compensation expense by segment for our equity-based awards for the three month period ended March 31, 2006 (in thousands):

	Electronic Assembly	Semi- conductor	Total
Cost of revenues	$—	$3	$3
Research and development expenses	39	14	53
Selling, general and administrative expenses	112	24	136

Total	$151	$41	$192

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

        Electronic Assembly

        Gross margin as a percentage of electronic assembly sales was 50% in the three months ended March 31, 2006 and 54% in the three months ended March 31, 2005. The decrease in gross margin as a percentage of sales in 2006, compared to 2005, was due primarily to pricing pressures from increased competition for sales of our solder paste inspection machines. These pricing pressures offset an increase in higher margin sensor products as a percentage of total electronic assembly sales. With respect to our systems products, and particularly our solder paste inspection machines, we anticipate that pricing pressures will continue throughout 2006 due to additional competition in the marketplace for solder paste inspection.

        Semiconductor

        Gross margin as a percentage of sales was 69% in three months ended March 31, 2006 and 71% in the three months ended March 31, 2005. The decrease in gross margin as a percentage of sales in 2006, compared to 2005, was due to changes in product mix.

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

        We are currently expecting research and development, and selling, general and administrative expenses to be higher in 2006, compared to 2005, as we continue new product development efforts, and continue development of our sales channels and new sales territories. The adoption of SFAS No. 123(R) will increase our research and development and selling, general and administrative expenses in 2006 compared to 2005. In addition, we are continually considering additional research and development projects, and may elect to increase expenditures based on an assessment of the future revenue and profit potential of these projects. Further, we expect sales commissions and incentive compensation costs to be higher in 2006 compared to 2005, due to anticipated improvement in revenue and profit levels.

        Electronic Assembly

        Research and development expenses were $1.6 million or 12% of revenue in the three months ended March 31, 2006 and $1.3 million or 13% of revenue in the three months ended March 31, 2005. The 24% increase in research and development expenses in 2006 compared to 2005, was due to increased compensation costs and increased investment in R&D initiatives. Increased compensation costs, totaling approximately $100,000, included equity-based compensation and company wide incentive compensation costs resulting from higher levels of revenue and profits. Research and development initiatives were focused primarily on our SMT systems, OEM sensor products and the new Embedded Process Verification sensor family (EPV®).

        Selling, general and administrative expenses were $3.0 million or 23% of revenue in the three months ended March 31, 2006 and $2.7 million or 27% of revenue in the three months ended March 31, 2005. The 12% increase in selling, general and administrative expenses in 2006, compared to 2005, was due to higher costs for sales commissions, equity compensation and company wide incentive compensation costs associated with higher levels of revenue and profits.

        Semiconductor

        Research and development expenses were $447,000 or 25% of revenue in the three months ended March 31, 2006 and $434,000 or 31% of revenue in the three months ended March 31, 2005. Research and development expenses in 2006, compared to 2005, were flat as increased compensation costs, including equity compensation and company wide incentives resulting from higher levels of revenue and profits were offset by lower outside contract labor costs. During 2006 and 2005, research and development efforts were primarily focused on development of new products for the semiconductor market, including enhancements to the WaferSense™ auto leveling sensor (ALS) first introduced in late 2004 and extensions to the WaferSense™ family of products to be introduced later in 2006 and 2007.

        Selling, general and administrative expenses were $570,000 or 32% of revenue in the three months ended March 31, 2006 and $488,000 or 35% of revenue in the three months ended March 31, 2005. The 17% increase in selling, general and administrative expenses in 2006, compared to 2005, was due to additional management added in the third quarter of 2005, increased sales commissions, equity compensation costs and company wide incentive compensation costs associated with higher levels of revenue and profits.

Amortization of Intangible Assets

        Amortization of acquired intangible assets related to our Electronic Assembly segment was approximately $27,000 in the three months ended March 31, 2006 and 2005. We expect amortization expense for acquired intangible assets related to our Electronic Assembly segment to be $27,000 for each quarter during the remainder of 2006.

        Amortization of acquired intangible assets related to our Semiconductor segment was $180,000 in the three months ended March 31, 2006 and 2005. We expect amortization expense for acquired intangible assets related to our Semiconductor segment to be $145,000 in the three months ended June 30, 2006; $109,000 in the three months ended September 30, 2006 and $48,000 in the three months ended December 31, 2006.

Interest and Other

        Interest income and other primarily includes interest earned on investments and gains and losses associated with foreign currency translation. Interest income and other increased during the three months ended March 31, 2006 compared to the same period in 2005 as the result of additional invested funds and higher interest rates. In addition, we recognized a foreign currency translation gain of $15,000 during the three months ended March 31, 2006 compared to a foreign currency translation loss of $50,000 during the three months ended March 31, 2005.

Provision for Income Taxes and Effective Income Tax Rate

        During the third quarter of 2002, we concluded that a valuation allowance against all of our deferred tax assets was appropriate due to the cumulative U.S. losses we had incurred over the prior three years, continued operating losses and full utilization of our loss carryback potential in 2002. We continued to provide a full valuation allowance on our deferred tax assets during 2003, 2004 and the first three quarters of 2005. During the three months ended March 31, 2005, we recorded a tax provision at an estimated annual effective rate of 24% because we had utilized our available tax operating losses and tax credit carryforwards and were subject to Alternative Minimum Tax limitations. Because we continued to maintain a valuation allowance on deferred tax assets, projected current taxes payable comprised the entire tax provision and were the basis for determining our annual effective tax rate.

        During the fourth quarter of 2005, we substantially reduced the valuation allowance on our deferred tax assets initially established in the third quarter of 2002. As a result, starting with the first quarter of 2006, we recorded a tax provision at a full rate of tax, approximating an estimated annual effective tax rate of 35%.

Order Rate and Backlog

        Our orders totaled $16.0 million during the three month period ended March 31, 2006 compared to $15.0 million during the three month period ended December 31, 2005 and $11.1 million during the three month period ended March 31, 2005. Backlog totaled $8.2 million at March 31, 2006, $6.9 million at December 31, 2005 and $3.5 million at March 31, 2005. The scheduled shipment (or estimated timing of revenue for systems recognized upon acceptance) for backlog at March 31, 2006 is as follows:

(In thousands)
2nd Quarter 2006	$7,897
3rd Quarter 2006 and after	294

Total backlog	$8,191

LIQUIDITY AND CAPITAL RESOURCES

        Our cash and cash equivalents increased by $3.9 million during the three month period ended March 31, 2006, primarily because of $2.1 million of cash generated from operating activities, net maturities of $1.5 million of marketable securities, and $666,000 from financing activities, primarily stock option exercises, offset by $404,000 used for the purchase of long-lived assets. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities and investment of cash balances resulting from those maturities or from other sources of cash in addition to marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Our combined balances of cash and marketable securities increased $2.4 million to $43.5 million as of March 31, 2006 from $41.1 million as of December 31, 2005.

        We generated $2.1 million of cash from operations during the three months ended March 31, 2006. Cash generated from operations primarily included net income of $1.5 million, which included $585,000 of net non-cash expenses for depreciation and amortization, provision for inventory obsolescence and other non-cash items, non-cash equity compensation of $219,000, increased accounts payable of $873,000, increased advance customer payments of $401,000 and increased accrued expenses of $859,000. This cash generated more than offset increases in accounts receivable of $1.4 million and in inventory of $914,000. Increased accounts payable is primarily the result of increased inventory purchases and the timing of vendor payments. The increase in accrued expenses is due to increases in wage and benefit accruals resulting from higher incentive compensation, the warranty reserve, resulting from higher revenue levels and income taxes payable resulting from higher levels of profitability. Increased accounts receivable and inventory are related to increased revenue and customer order rates. During the three months ended March 31, 2005, we generated $1.4 million of cash from operations. Cash generated primarily included net income of $1.1 million, which included $533,000 of non-cash expenses, and an increase in accounts payable of $1.0 million. This cash generated more than offset reductions in advance customer payments of $429,000 and accrued expenses of $1.2 million.

        We generated $1.1 million of cash from investing activities during the three months ended March 31, 2006 compared to using $3.3 million during the same period in 2005. Changes in the level of investment in marketable securities resulting from purchases and maturities of those securities generated $1.5 million of cash in 2006 and used $3.2 million of cash in 2005. We used approximately $404,000 and $65,000 of cash for the purchase of fixed assets and capitalized patent costs during the three months ended March 31, 2006 and 2005, respectively.

        We generated $666,000 and $170,000 of cash from financing activities during the three months ended March 31, 2006 and 2005, respectively. Cash generated from financing activities represents cash from stock option exercises and, in the three months ended March 31, 2006, also includes a $67,000 tax benefit from the exercise of employee stock options.

        A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. During the first quarter of 2006 we negotiated a new lease for our primary office space. This lease has a five-year term and begins in the second quarter of 2006. Future minimum lease payments under this lease are $465,000 in 2006, $885,000 in 2007 and 2008, $908,000 in 2009, $932,000 in 2010 and $466,000 in 2011. There were no other significant changes to our contractual obligations during the three months ended March 31, 2006 and we have not entered into any material commitments for capital expenditures outside of those normal contractual obligations. Purchase commitments for inventory can vary based on the volume of revenue and resulting inventory requirements. Our cash, cash equivalents and marketable securities totaled $43.5 million at March 31, 2006. We believe that our available balances of cash, cash equivalents and marketable securities, coupled with anticipated cash flow from operations, will be adequate to fund our cash flow needs for the foreseeable future.

        At March 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to the financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

OTHER FACTORS

        Changes in revenues have resulted primarily from changes in the level of unit shipments and the relative strength of the worldwide electronics and semiconductor fabrication capital equipment markets. We believe that inflation has not had any significant effect on operations. All of our international export sales are negotiated, invoiced and paid in U.S. dollars. Accordingly, although currency fluctuations do not significantly affect our revenue and income per unit, they can influence the price competitiveness of our products and the willingness of existing and potential customers to purchase units.

        We have sales offices located in the United Kingdom, Singapore and China. We do not believe that currency fluctuations will have a material impact on our consolidated financial statements.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We invest excess funds not required for current operations in marketable securities. The investment policy for these marketable securities is approved annually by the Board of Directors and administered by management. A third party, approved by our Board of Directors, manages the portfolio at the direction of management. The investment policy dictates that marketable securities consist of U.S. Government or U.S. Government agency securities or certain approved corporate instruments with maturities of three years or less and an average portfolio maturity of not more that 18 months. As of March 31, 2006, our portfolio of marketable securities had an average term to maturity of less than one year. All marketable securities are classified as available for sale and carried at fair value. We estimate that a hypothetical 1% increase in market interest rates would result in a decrease in the market value of the portfolio of marketable securities of approximately $175,000. If such a rate increase occurred, our net income would only be impacted if securities were sold prior to maturity.

        We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature on the last day of each quarter and are designated as cash flow hedges. At March 31, 2006, we had one open swap agreement that was purchased on that date. As a result, there were no unrealized gains or losses as of March 31, 2006. During the three months ended March 31, 2006, we recognized a net loss of approximately $14,000 from the settlement of foreign currency swap agreements and a transaction gain of approximately $29,000 on the underlying inter-company balance.

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

b.    During the quarter ended March 31, 2006, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1A – Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I ” Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

ITEM 6 – EXHIBITS

10.1	Lease agreement between FirstCal Industrial 2 Acquisitions LLC and the Company dated March 27, 2006.

31.1:	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2:	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes Oxley Act of 2002

32:	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated:   May 8, 2006