Form 10-Q
period 2006-06-30
CYBEROPTICS CORP
filed 2006-08-08
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At July 31, 2006, there were 9,060,957 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION
(Unaudited)

(In thousands except share information)	June 30, 2006	December 31, 2005

ASSETS

Cash and cash equivalents	$32,934	$19,592
Marketable securities	12,238	15,607
Accounts receivable, net	8,533	9,775
Inventories	8,703	7,512
Other current assets	828	924
Deferred tax assets	1,942	1,942

Total current assets	65,178	55,352

Marketable securities	3,412	5,941
Equipment and leasehold improvements, net	1,722	1,378
Intangible and other assets, net	1,334	1,737
Goodwill	5,019	4,856
Deferred tax assets	3,858	3,763

Total assets	$80,523	$73,027

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$3,217	$2,633
Advance customer payments	273	428
Accrued expenses	5,548	3,776

Total current liabilities	9,038	6,837

Commitments

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 37,500,000 shares authorized, 9,020,209 and 8,899,409 shares issued and outstanding, respectively	51,268	49,351
Accumulated other comprehensive loss	(685)	(700)
Retained earnings	20,902	17,539

Total stockholders’ equity	71,485	66,190

Total liabilities and stockholders’ equity	$80,523	$73,027

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands, except per share amount)	2006	2005	2006	2005

Revenues	$14,551	$8,429	$29,269	$19,718
Cost of revenues	6,438	3,558	13,521	8,468

Gross profit	8,113	4,871	15,748	11,250

Research and development expenses	1,907	1,678	3,940	3,387
Selling, general and administrative expenses	3,565	2,960	7,118	6,110
Amortization of intangibles	172	207	379	414

Income from operations	2,469	26	4,311	1,339

Interest income and other	418	246	812	403

Income before income taxes	2,887	272	5,123	1,742

Income tax provision	980	70	1,760	420

Net income	$1,907	$202	$3,363	$1,322

Net income per share – Basic	$0.21	$0.02	$0.38	$0.15

Net income per share – Diluted	$0.21	$0.02	$0.37	$0.15

Weighted average shares outstanding – Basic	8,997	8,859	8,962	8,853

Weighted average shares outstanding – Diluted	9,100	8,980	9,072	8,988

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION
(Unaudited)

	Six Months Ended June 30,

(In thousands)	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,363	$1,322
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	1,013	996
Provision for doubtful accounts	46	23
Provision for inventory obsolescence	168	46
Deferred income taxes	(95)	80
Foreign currency adjustment	(175)	210
Stock compensation costs	497	—
Changes in operating assets and liabilities:
Accounts receivable	1,196	2,066
Inventories	(1,538)	(657)
Other current assets	109	(37)
Accounts payable	581	324
Advance customer payments	(155)	(62)
Accrued expenses	1,766	(1,766)

Net cash provided by operating activities	6,776	2,545

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of available for sale marketable securities	10,356	4,563
Purchases of available for sale marketable securities	(4,432)	(8,716)
Additions to equipment and leasehold improvements	(671)	(304)
Additions to patents	(69)	(110)

Net cash provided (used) by investing activities	5,184	(4,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,230	193
Excess tax benefit from exercise of stock options	167	—
Repurchase of common stock	—	(252)

Net cash provided (used) by financing activities	1,397	(59)

Effects of exchange rate changes on cash and cash equivalents	(15)	—

Net increase (decrease) in cash and cash equivalents	13,342	(2,081)

Cash and cash equivalents – beginning of period	19,592	25,416

Cash and cash equivalents – end of period	$32,934	$23,335

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION
(In thousands, except share and per share amounts)

1. INTERIM REPORTING:

The interim consolidated financial statements presented herein as of June 30, 2006, and for the three and six month periods ended June 30, 2006 and 2005, are unaudited, but in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and six month periods ended June 30, 2006 do not necessarily indicate the results to be expected for the full year. The December 31, 2005, consolidated balance sheet data was derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

2. ACCOUNTING FOR STOCK-BASED COMPENSATION:

We also have three stock option plans that are administered under the supervision of the Board of Directors and have 1,436,397 shares of common stock reserved in the aggregate for issuance to employees, directors, officers and others. Reserved shares underlying canceled options are available for future grant under all plans. Options are granted at an option price per share equal to or greater than the market value at the date of grant. Generally, options granted to employees vest over a four-year period and expire five, seven or ten years after the date of grant. The plans allow for option holders to tender shares of the Company’s common stock as consideration for the option price provided that the tendered shares have been held by the option holder at least six months. In anticipation of adopting SFAS No. 123(R), we did not modify the terms of any previously granted options.

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. Under the plan, 800,000 shares of common stock have been reserved for issuance. As of June 30, 2006, 600,426 shares have been issued under this plan.

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of earnings based on the grant date fair value of the award. Under the modified prospective method, we are required to record equity-based compensation expense for all awards granted after the date of adoption, and for all unvested awards granted prior to the date of adoption. We utilize the straight-line method of expense recognition over the award’s service period for our graded vesting options. The fair values of stock options granted both before and after adoption of SFAS No. 123(R) have been determined using the Black-Scholes model. The compensation expense recognized for all equity based awards is net of estimated forfeitures. We have classified equity based compensation within our statement of operations in the same manner as our cash based employee compensation costs.

Prior to adoption of SFAS 123(R), we measured compensation cost related to our employee stock option plans and employee stock purchase plan using the intrinsic value method of accounting prescribed by APB Opinion No. 25 and related interpretations. No compensation expense was recognized for share purchase rights granted under these plans. The following table presents the effect of adopting SFAS 123(R) on reported items during the three and six month periods ended June 30, 2006:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006

(In thousands except per share information)	As Reported	Impact of Adopting SFAS 123(R)	As Reported	Impact of Adopting SFAS 123(R)

Income from operations	$2,469	$(305)	$4,311	$(497)
Net Income	$1,907	$(235)	$3,363	$(402)

Net income per share:
Basic	$0.21	$(0.03)	$0.38	$(0.04)
Diluted	$0.21	$(0.03)	$0.37	$(0.04)

The total equity based compensation expense includes $289,000 and $439,000 for the three and six months ended June 30, 2006, respectively, for the unvested portion of stock option awards outstanding as of the date of adoption and expense for all awards granted after the date of adoption. Total equity based compensation expense also includes $16,000 and $58,000 for the three and six months ended June 30, 2006, respectively, related to our employee stock purchase plan. Inventory balances at June 30, 2006 include $23,000 of equity compensation costs that have been capitalized.

For the six month period ended June 30, 2006, stock option activity was as follows:

(In thousands, except per share amounts and years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2005	901,176	$11.96
Granted	19,500	$13.75
Exercised	(120,800)	$10.18
Forfeited	(31,525)	$18.34

Options outstanding at June 30, 2006	768,351	$12.03	3.8	$1,392

Exercisable at June 30, 2006	595,426	$12.23	3.4	$1,018

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during the six months ended June 30, 2006 was $568,000. During the six months ended June 30, 2006, we received total proceeds of $1.2 million from the exercise of stock options. The tax benefit recognized as a credit to stockholders equity during the six months ended June 30, 2006 for tax deductions related to option exercises was $167,000.

A summary of non vested shares as of June 30, 2006, and changes during the six months ended June 30, 2006 follows:

Non vested shares	Shares	Weighted- Average Grant Date Fair Value

Non vested at December 31, 2005	252,976	$6.81
Granted	19,500	$7.90
Vested	(98,001)	$6.91
Forfeited	(1,550)	$6.09

Non vested at June 30, 2006	172,925	$6.89

We used historical data to estimate pre-vesting forfeitures. As of June 30, 2006, the total unrecognized compensation cost related to non vested equity-based compensation arrangements was $1.1 million and the related weighted average period over which it is expected to be recognized is approximately 1.7 years. The total fair value of shares vested during the six months ended June 30, 2006 was $677,000.

The fair values of the options granted to our employees during the six months ended June 30, 2006 were estimated on the date of grant using the Black-Scholes model. The Black Scholes valuation model incorporates ranges of assumptions that are disclosed in the table below. The risk-free interest rate is based on the United States Treasury yield curve at the time of grant with a remaining term equal to the expected life of the awards. For graded vesting options granted during the six months ended June 30, 2006, the expected life representing the length of time in years that the options are expected to be outstanding was calculated under the simplified approach allowed by SFAS No. 123 (R). For immediate vesting options granted during the six months ended June 30, 2006, the expected life representing the length of time in years that the options are expected to be outstanding was calculated using historical exercise data. Expected volatility was computed based on fluctuations in the daily price of our common stock.

The following table provides the range of assumptions used for stock options valued during the six months ended June 30, 2006:

Risk-free interest rates	4.30 – 5.04%
Expected life in years	4.75 - 6.33
Expected volatility	54% - 60%
Expected dividends	None

2005 Fair Value Disclosures – Prior to Adopting SFAS No. 123(R)

Prior to the first quarter of 2006, we accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25 and related interpretations. As a result, no compensation expense for equity-based awards was recognized in our statement of operations prior to the first quarter of 2006, as all options granted had an exercise price equal to the market value of the award on the date of grant, and our employee stock purchase plan was deemed to be non-compensatory under APB No. 25. Results of operations for fiscal year 2005 and prior periods have not been restated to reflect recognition of compensation expense for equity-based awards. The following table illustrates the effect on net income and net income per share if we had adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for the three and six month periods ended June 30, 2005:

(In thousands except per share amounts)	Three months ended June 30, 2005	Six months Ended June 30, 2005

Net income as reported	$202	$1,322
Add: Stock-based compensation expense included in net income, net of related tax effects	—	—

Deduct: Total stock-based compensation expense determined under fair value, net of related tax effects	(376)	(697)

Net income (loss) – Pro forma	$(174)	$625

Net income (loss) per share:
As reported – Basic	$0.02	$0.15

Pro forma – Basic	$(0.02)	$0.07

As reported – Diluted	$0.02	$0.15

Pro forma – Diluted	$(0.02)	$0.07

No tax benefit was applied to the fair value expense calculated under SFAS No. 123 for the three and six months ended June 30, 2005 due to establishing a valuation allowance on deferred tax assets during 2002. Our valuation allowance on deferred tax assets was substantially reduced during the fourth quarter of 2005.

3. CERTAIN BALANCE SHEET COMPONENTS:

Inventories Consist of the Following:

(In thousands)	June 30, 2006	December 31, 2005

Raw materials and purchased parts	$3,790	$3,256
Work in process	1,117	845
Finished goods	3,796	3,411

Total inventories	$8,703	$7,512

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

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2006	2005	2006	2005

Balance at beginning of period	$654	$646	$558	$646
Accrual for warranties	123	(37)	415	224
Settlements made during the period	(123)	(63)	(319)	(324)

Balance at end of period	$654	$546	$654	$546

4. INTANGIBLE ASSETS AND GOODWILL:

Intangible assets consist of the following:

	As of June 30, 2006			As of December 31, 2005

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Developed technology	$7,775	$(6,732)	$1,043	$7,775	$(6,359)	$1,416
Patents and trademarks	2,168	(1,877)	291	2,099	(1,778)	321

Total	$9,943	$(8,609)	$1,334	$9,874	$(8,137)	$1,737

Amortization expense for the three and six month periods ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2006	2005	2006	2005

Developed technology	$169	$203	$373	$408
Patents and trademarks	50	60	99	117

Total	$219	$263	$472	$525

As required by SFAS 142, we periodically reassess the carrying value, useful lives and classification of identifiable intangible assets. Estimated aggregate amortization expense based on current intangibles for the next five years is expected to be as follows: $340,000 for the remainder of 2006, $261,000 in 2007 and $200,000 in 2008, 2009 and 2010.

Goodwill related to our Electronic Assembly segment increased by $163,000 during the first six months of 2006 as the result of the translation impact on foreign denominated goodwill balances.

5. BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS:

Our Electronic Assembly segment is the design, manufacture and sale of optical process control sensors and inspection systems for the electronics assembly equipment market. The Semiconductor segment is the design, manufacture and sale of optical and other process control sensors and related equipment for the semiconductor capital equipment market. Information regarding our segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2006	2005	2006	2005

Revenue
Electronic Assembly
OEM Sensors	$9,497	$3,966	$17,250	$9,461
SMT Systems	3,480	3,099	8,662	7,480

Total Electronic Assembly	12,977	7,065	25,912	16,941

Semiconductor	1,574	1,364	3,357	2,777

Total	$14,551	$8,429	$29,269	$19,718

Income from operations
Electronic Assembly	$2,631	$213	$4,446	$1,623
Semiconductor	(162)	(187)	(135)	(284)

Total income from operations	2,469	26	4,311	1,339
Interest income and other	418	246	812	403

Income before taxes	$2,887	$272	$5,123	$1,742

Depreciation and amortization:
Electronic Assembly	$314	$300	$633	$600
Semiconductor	173	201	380	396

Total	$487	$501	$1,013	$996

Export sales for the three month periods ended June 30, 2006 and 2005 amounted to 89% and 82% of revenues, respectively. Export sales for the six month periods ended June 30, 2006 and 2005 amounted to 84% and 78% of revenues, respectively. All of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2006	2005	2006	2005

Americas	$18	$16	$178	$33
Europe	6,384	2,003	10,933	5,290
Asia	6,542	4,851	13,566	10,043
Other	—	—	1	4

Total export sales	$12,944	$6,870	$24,678	$15,370

6. NET INCOME PER SHARE:

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares plus common equivalent shares outstanding. Common equivalent shares consist of common shares to be issued upon exercise of stock options and the issuance of shares under our employee stock purchase plan, as calculated using the treasury stock method. The calculation of diluted net income per common share includes 103,000 and 110,000 common equivalent shares for the three and six month periods ended June 30, 2006, and includes 121,000 and 135,000 common equivalent shares for the three and six month periods ended June 30, 2005. The calculation of diluted net income per common share excludes 172,000 and 180,000 of potentially dilutive outstanding stock options for the three and six month periods ended June 30, 2006, and excludes 314,000 and 316,000 of potentially dilutive outstanding stock options for the three and six month periods ended June 30, 2005, because their effect would be anti-dilutive.

7. COMPREHENSIVE INCOME:

Components of comprehensive income include net income, foreign-currency translation adjustments and unrealized gains and losses on our available-for-sale marketable securities. During the three and six month periods ended June 30, 2006, total comprehensive income amounted to $1,911,000 and $3,378,000 respectively. During the three and six month periods ended June 30, 2005, total comprehensive income amounted to $239,000 and $1,300,000 respectively. At December 31, 2005 and June 30, 2006, components of accumulated other comprehensive loss are as follows:

(In thousands)	Foreign Currency Translation	Unrealized Gains (Losses) on Available for Sale Securities	Accumulated Other Comprehensive Loss

Balance December 31, 2005	$(630)	$(70)	$(700)
Current Year Change	(11)	26	15

Balance June 30, 2006	$(641)	$(44)	$(685)

8. INCOME TAXES:

During the third quarter of 2002, we concluded that a valuation allowance against all of our deferred tax assets was appropriate due to the cumulative U.S. losses we had incurred over the prior three years, continued operating losses and full utilization of our loss carryback potential in 2002. We continued to provide a full valuation allowance on our deferred tax assets during 2003, 2004 and the first three quarters of 2005. During the first six months of 2005, we recorded a tax provision at an estimated annual effective rate of 24% because we had utilized our available tax operating losses and tax credit carryforwards and were subject to Alternative Minimum Tax limitations. Because we continued to maintain a valuation allowance on deferred tax assets, projected current taxes payable comprised the entire tax provision and were the basis for determining our annual effective tax rate.

During the fourth quarter of 2005, we substantially reduced the valuation allowance on our deferred tax assets initially established in the third quarter of 2002. As a result, for the first six months of 2006 we recorded a tax provision at an estimated annual consolidated worldwide effective tax rate approximating 34%.

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature on the last day of each quarter and are designated as cash flow hedges. At June 30, 2006, we had one open swap agreement that was purchased on that date. As a result, there were no material unrealized gains or losses as of June 30, 2006. During the three months ended June 30, 2006, we recognized a net loss of approximately $188,000 from the settlement of foreign currency swap agreements and a transaction gain of approximately $146,000 on the underlying inter-company balance. During the six months ended June 30, 2006, we recognized a net loss of approximately $203,000 from the settlement of foreign currency swap agreements and a transaction gain of approximately $175,000 on the underlying inter-company balance.

Our foreign currency swap agreements contain credit risk to the extent that our bank counter-parties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counter-parties to major financial institutions. We do not expect material losses as a result of defaults by other parties.

10. OPERATING LEASES:

On March 27, 2006 we signed a new lease for our primary office space consisting of 60,217 square feet. The lease has a term of 61 months and began on June 1, 2006. The lease also provides for one month of free rent, other lease incentives and escalating rents over the lease term. Rental expense, including the effects of lease incentives, will be recognized on a straight-line basis over the term of the lease. Future minimum rental payments under this lease are $465,000 in 2006, $885,000 in 2007 and 2008, $908,000 in 2009, $932,000 in 2010 and $466,000 in 2011.

11. CONTINGENCIES:

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

12. RECENT ACCOUNTING DEVELOPMENTS:

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 “Accounting for Income Taxes”. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting the interpretation on our financial position and results of operations.

13. BOARD AUTHORIZATION OF STOCK REPURCHASE:

Our board of directors has approved a stock repurchase program, effective July 31, 2006 for a period of one year, under which we may acquire up to 500,000 shares of our common stock from time to time in open market transactions, block purchases and other transactions. We have adopted a structured trading plan to implement the repurchase program.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS:

General

          Our results of operations for the three and six months ended June 30, 2006 reflect the improving global market conditions for electronics and semiconductor capital equipment that began during the fourth quarter of 2005. Overall, our revenues increased 73% and 48% for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005. Our income from operations increased to $2.5 million in the three months ended June 30, 2006 from $26,000 during the same period in 2005 and increased to $4.3 million in the six months ended June 30, 2006 from $1.3 million during the same period in 2005. Our earnings continue to benefit from the streamlined cost structure established through several workforce reductions and restructurings over the past few years, which has resulted in a significantly reduced revenue break-even level. Our cash and marketable securities position increased by $7.5 million during the six months ended June 30, 2006 to $48.6 million.

          Our order rate increased approximately 46% in the three months ended June 30, 2006 to $14.2 million from $9.7 million in the same period in 2005, and our backlog increased 63% to $7.8 million at June 30, 2006 from $4.8 million at June 30, 2005. While we have seen significant increases in order rate and backlog compared to 2005, the order rate for the second quarter of 2006 decreased 12% from $16.0 million in the first quarter of 2006 and backlog at June 30, 2006 decreased 5% from $8.2 million at March 31, 2006. Despite these decreases from the first quarter of 2006, we are optimistic that we will continue to see near term strength in our global markets for electronic assembly and semiconductor capital equipment.

Segment Results

          Operating results for our Electronics Assembly and Semiconductor segments for the three and six month periods ended June 30, 2006 and 2005 were as follows:

	Three months ended June 30, 2006			Three months ended June 30, 2005

(In thousands)	Electronic Assembly	Semi- Conductor	Total	Electronic Assembly	Semi- Conductor	Total

Revenue	$12,977	$1,574	$14,551	$7,065	$1,364	$8,429
Cost of revenue	5,932	506	6,438	3,161	397	3,558

Gross Margin	7,045	1,068	8,113	3,904	967	4,871

Research and development expenses	1,413	494	1,907	1,223	455	1,678
Selling, general and administrative expenses	2,974	591	3,565	2,441	519	2,960
Amortization of intangibles	27	145	172	27	180	207

Total Income from operations	$2,631	$(162)	$2,469	$213	$(187)	$26

	Six months ended June 30, 2006			Six months ended June 30, 2005

(In thousands)	Electronic Assembly	Semi- Conductor	Total	Electronic Assembly	Semi- Conductor	Total

Revenue	$25,912	$3,357	$29,269	$16,941	$2,777	$19,718
Cost of revenue	12,456	1,065	13,521	7,662	806	8,468

Gross Margin	13,456	2,292	15,748	9,279	1,971	11,250

Research and development expenses	2,999	941	3,940	2,499	888	3,387
Selling, general and administrative expenses	5,957	1,161	7,118	5,103	1,007	6,110
Amortization of intangibles	54	325	379	54	360	414

Total Income from operations	$4,446	$(135)	$4,311	$1,623	$(284)	$1,339

Revenues

          Our revenues increased by 73% to $14.6 million in the three months ended June 30, 2006 from $8.4 million in the three months ended June 30, 2005 and increased 48% to $29.3 million in the six months ended June 30, 2006 from $19.7 million in the six months ended June 30, 2005. The following table sets forth revenues by product line for the three and six month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2006	2005	2006	2005

Electronic Assembly
OEM Sensors	$9,497	$3,966	$17,250	$9,461
SMT Systems	3,480	3,099	8,662	7,480

Total Electronic Assembly	12,977	7,065	25,912	16,941
Semiconductor	1,574	1,364	3,357	2,777

Total	$14,551	$8,429	$29,269	$19,718

          Electronic Assembly

          Revenues from our electronic assembly sensors increased by 139% to $9.5 million in the three months ended June 30, 2006 from $4.0 million in the three months ended June 30, 2005 and increased 82% to $17.3 million in the six months ended June 30, 2006 from $9.5 million in the six months ended June 30, 2005. During the second quarter and first six months of 2006, revenue from electronic assembly sensors were positively impacted by improved conditions in our SMT electronic assembly market that began late in the third quarter of 2005. The second quarter of 2006 represents the fourth quarter of sequentially higher sensor revenue. During the second quarter and first six months of 2005, revenue from electronic assembly sensors were negatively impacted by a downturn in our SMT electronic assembly market, which began in the fourth quarter of 2004, and continued through the second quarter of 2005.

          Revenues from our SMT systems products increased by 12% to $3.5 million in the three months ended June 30, 2006 from $3.1 million in the three months ended June 30, 2005 and increased 16% to $8.7 million in the six months ended June 30, 2006 from $7.5 million in the six months ended June 30, 2005. During the second quarter and first six months of 2006, revenue from SMT systems products were positively impacted by improved conditions in our SMT electronic assembly market that began late in the third quarter of 2005. Our SMT systems products revenue for the first six months of 2006 were also favorably impacted by a large sale in the first quarter to a single customer for 25 solder paste inspections systems. During the second quarter and first six months of 2005, revenue from SMT systems were negatively impacted by a downturn in our SMT electronic assembly market, which began in the fourth quarter of 2004, and continued through the second quarter of 2005. We believe that increased use of outsourcing for circuit board assembly, production difficulties associated with smaller component sizes, increased production speeds and increased cost pressure on companies manufacturing circuit boards has caused increased demand for our inspection equipment.

          International revenue from electronic assembly sensors and SMT systems comprised approximately 95% and 91% of our electronic assembly revenue during the three month periods ended June 30, 2006 and 2005, respectively, and comprised approximately 91% and 86% of our electronic assembly revenue during the six months ended June 30, 2006 and 2005, respectively. The international markets of China and the rest of Asia, Japan and Europe account for a significant portion of the production capability of capital equipment for the manufacture of electronics, the primary market for our electronic assembly sensor and SMT system product lines. An increasing proportion of our sales have been to international customers as manufacturing of electronic components has migrated offshore, particularly to China.

          Semiconductor

          Revenues from semiconductor products increased by 15% to $1.6 million in the three months ended June 30, 2006 from $1.4 million in the three months ended June 30, 2005 and increased 21% to $3.4 million in the six months ended June 30, 2006 from $2.8 million in the six months ended June 30, 2005. The increase in 2006 was primarily due to higher revenues from our wafer mapping sensors and WaferSense™ products as a result of improved market conditions in the semiconductor fabrication capital equipment market that began late in the fourth quarter of 2005. Revenues from our frame grabber products increased slightly in 2006 compared to 2005.

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

          International revenue comprised approximately 36% and 31% of our semiconductor revenue during the three month periods ended June 30, 2006 and 2005, respectively, and comprised approximately 31% and 30% of our semiconductor revenue during the six months ended June 30, 2006 and 2005, respectively. The increase in international revenue as a percentage of total semiconductor revenue for 2006, compared to 2005, is primarily due to increased frame grabber sales in Europe.

Adoption of SFAS No. 123(R)

          During the first quarter of 2006, we began recording compensation expense for equity-based awards as required by SFAS No. 123(R). The following table sets forth compensation expense by segment for our equity-based awards for the three and six months ended June 30, 2006 (in thousands):

	Three months ended June 30, 2006			Six months ended June 30, 2006

(In thousands)	Electronic Assembly	Semi- Conductor	Total	Electronic Assembly	Semi- Conductor	Total

Cost of revenue	$27	$3	$30	$27	$6	$33
Research and development expenses	32	2	34	71	16	87
Selling, general and administrative expenses	232	9	241	344	33	377

Total	$291	$14	$305	$442	$55	$497

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

          Electronic Assembly

          Gross margin as a percentage of electronic assembly sales were 54% and 55% in the three months ended June 30, 2006 and 2005, respectively, and were 52% and 55% in the six months ended June 30, 2006 and 2005, respectively. The decrease in gross margin as a percentage of sales in 2006, compared to 2005, was due to mix of SMT systems and pricing pressures from increased competition for sales of our solder paste inspection machines. These pricing pressures offset an increase in higher margin sensor products as a percentage of total electronic assembly sales. With respect to our systems products, and particularly our solder paste inspection machines, we anticipate that pricing pressures will continue throughout 2006 due to additional competition in the marketplace for solder paste inspection. In the first quarter of 2006, we introduced our new Flex Ultra automated optical inspection (AOI) system that inspects printed circuit boards for missing or misplaced electronic components, solder joint quality or other defects. This system has been favorably received by the market and typically provides a somewhat better gross margin than our solder paste inspection system. We anticipate that sales of our Flex Ultra system will constitute a larger percentage of our SMT systems revenue in future periods.

          Semiconductor

          Gross margin as a percentage of sales were 68% and 71% in the three months ended June 30, 2006 and 2005, respectively, and were 68% and 71% in the six months ended June 30, 2006 and 2005, respectively. The decrease in gross margin as a percentage of sales in 2006, compared to 2005, is due to changes in product mix.

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

          We are currently expecting research and development, and selling, general and administrative expenses to be higher in 2006, compared to 2005, as we continue new product development efforts, particularly related to SMT systems, and continue development of our sales channels and new sales territories, also related to our SMT systems. The adoption of SFAS No. 123(R) will increase our research and development and selling, general and administrative expenses in 2006 compared to 2005. In addition, we are continually considering additional research and development projects, and may elect to increase expenditures based on an assessment of the future revenue and profit potential of these projects. Further, we expect sales commissions and incentive compensation costs to be higher in 2006 compared to 2005, due to anticipated improvement in revenue and profit levels.

          Electronic Assembly

          Research and development expenses were $1.4 million or 11% of revenue in the three months ended June 30, 2006 and $1.2 million or 17% of revenue in the three months ended June 30, 2005 and were $3.0 million or 12% of revenue in the six months ended June 30, 2006 and $2.5 million or 15% of revenue in the six months ended June 30, 2005. The 16% and 20% increases in research and development expenses for the three and six months ended June 30, 2006 compared to the same periods in 2005 were due to increased compensation costs, including equity-based compensation and company wide incentive compensation costs resulting from higher levels of revenue and profits, and increased investment in R&D initiatives. Research and development initiatives were focused primarily on our SMT systems and the new Embedded Process Verification sensor family (EPV®).

          Selling, general and administrative expenses were $3.0 million or 23% of revenue in the three months ended June 30, 2006 and $2.4 million or 35% of revenue in the three months ended June 30, 2005 and were $6.0 million or 23% of revenue in the six months ended June 30, 2006 and $5.1 million or 30% of revenue in the six months ended June 30, 2005. The 22% and 17% increases in selling, general and administrative expenses for the three and six months ended June 30, 2006 compared to the same periods in 2005 were due to higher costs for sales commissions, equity compensation and company wide incentive compensation costs associated with higher levels of revenue and profits.

          Semiconductor

          Research and development expenses were $494,000 or 31% of revenue in the three months ended June 30, 2006 and $455,000 or 33% of revenue in the three months ended June 30, 2005 and were $941,000 or 28% of revenue in the six months ended June 30, 2006 and $888,000 or 32% of revenue in the six months ended June 30, 2005. The 9% and 6% increases in research and development expenses for the three and six months ended June 30, 2006 compared to the same periods in 2005 were due to increased compensation costs, including equity-based compensation and company wide incentive compensation costs resulting from higher levels of revenue and profits, and were partially offset by lower outside contract labor costs. During 2006 and 2005, research and development efforts were primarily focused on development of new products for the semiconductor market, including enhancements to the WaferSense™ auto leveling sensor (ALS) first introduced in late 2004 and extensions to the WaferSense™ family of products to be introduced later in 2006 and 2007.

          Selling, general and administrative expenses were $591,000 or 38% of revenue in the three months ended June 30, 2006 and $519,000 or 38% of revenue in the three months ended June 30, 2005 and were $1.2 million or 35% of revenue in the six months ended June 30, 2006 and $1.0 million or 36% of revenue in the six months ended June 30, 2005. The 14% and 15% increases in selling, general and administrative expenses for the three and six months ended June 30, 2006 compared to the same periods in 2005 were due to additional management added in the third quarter of 2005, increased sales commissions, equity compensation costs and company wide incentive compensation costs associated with higher levels of revenue and profits.

Amortization of Intangible Assets

          Amortization of acquired intangible assets related to our Electronic Assembly segment was approximately $27,000 in the three months ended June 30, 2006 and 2005 and $54,000 in the six months ended June 30, 2006 and 2005. We expect amortization expense for acquired intangible assets related to our Electronic Assembly segment to be $27,000 for each quarter during the remainder of 2006.

          Amortization of acquired intangible assets related to our Semiconductor segment was $145,000 and $180,000 in the three months ended June 30, 2006 and 2005, respectively, and $325,000 and $360,000 in the six months ended June 30, 2006 and 2005, respectively. We expect amortization expense for acquired intangible assets related to our Semiconductor segment to be $109,000 in the three months ended September 30, 2006 and $48,000 in the three months ended December 31, 2006.

Interest and Other

          Interest income and other primarily includes interest earned on investments and gains and losses associated with foreign currency translation. Interest income and other increased during the three and six months ended June 30, 2006 compared to the same periods in 2005 as the result of additional invested funds and higher interest rates. In addition, we recognized foreign currency translation losses of $43,000 and $28,000 during the three and six months ended June 30, 2006, respectively, compared to foreign currency translation losses of $14,000 and $64,000 during the three and six months ended June 30, 2005, respectively.

Provision for Income Taxes and Effective Income Tax Rate

          During the third quarter of 2002, we concluded that a valuation allowance against all of our deferred tax assets was appropriate due to the cumulative U.S. losses we had incurred over the prior three years, continued operating losses and full utilization of our loss carryback potential in 2002. We continued to provide a full valuation allowance on our deferred tax assets during 2003, 2004 and the first three quarters of 2005. During the first six months of 2005, we recorded a tax provision at an estimated annual effective rate of 24% because we had utilized our available tax operating losses and tax credit carryforwards and were subject to Alternative Minimum Tax limitations. Because we continued to maintain a valuation allowance on deferred tax assets, projected current taxes payable comprised the entire tax provision and were the basis for determining our annual effective tax rate.

          During the fourth quarter of 2005, we substantially reduced the valuation allowance on our deferred tax assets initially established in the third quarter of 2002. As a result, for the first six months of 2006, we recorded a tax provision at a full rate of tax, approximating an estimated annual consolidated worldwide effective tax rate of 34%.

Order Rate and Backlog

          Our orders totaled $14.2 million during the three month period ended June 30, 2006 compared to $9.7 million during the three month period ended June 30, 2005. For the six months ended June 30, 2006, orders totaled $30.2 million compared to $20.9 million during the six months ended June 30, 2005. Backlog totaled $7.8 million and $4.8 million at June 30, 2006 and 2005, respectively. The scheduled shipment (or estimated timing of revenue for systems recognized upon acceptance) for backlog at June 30, 2006 is as follows:

(In thousands)

3rd Quarter 2006	$7,559
4th Quarter 2006 and after	246

Total backlog	$7,805

LIQUIDITY AND CAPITAL RESOURCES

          Our cash and cash equivalents increased by $13.3 million during the six month period ended June 30, 2006, primarily because of $6.8 million of cash generated from operating activities, net maturities of $5.9 million of marketable securities, and $1.4 million from financing activities, primarily from stock option exercises, offset by $740,000 used for the purchase of long-lived assets. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities and investment of cash balances resulting from those maturities or from other sources of cash in addition to marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Our combined balances of cash and marketable securities increased $7.5 million to $48.6 million as of June 30, 2006 from $41.1 million as of December 31, 2005.

          We generated $6.8 million of cash from operations during the six months ended June 30, 2006. Cash generated from operations primarily included net income of $3.4 million, which included $1.0 million of net non-cash expenses for depreciation and amortization, provision for inventory obsolescence and other non-cash items, non-cash equity compensation of $497,000, decreased accounts receivable of $1.2 million, increased accounts payable of $581,000 and increased accrued expenses of $1.8 million. This cash generated more than offset increases in inventory of $1.5 million. Increased accounts payable is primarily the result of increased inventory purchases and the timing of vendor payments. The increase in accrued expenses is due to wage and benefit accruals resulting from higher incentive compensation, warranty reserves resulting from higher revenue levels and income taxes payable that result from higher levels of profitability. Decreases in accounts receivable resulted from a higher percentage of our revenue coming from sales of OEM sensors. These customers tend to pay more promptly than our SMT system customers. Increases in inventory resulted from lower than planned revenue from SMT system products. During the six months ended June 30, 2005, we generated $2.5 million of cash from operations. Cash generated primarily included net income of $1.3 million, which included $1.1 million of non-cash expenses, a decrease in accounts receivable of $2.1 million and an increase in accounts payable of $324,000. This cash generated more than offset an increase in inventory of $657,000 and a decrease in accrued expenses of $1.8 million.

          We generated $5.2 million of cash from investing activities during the six months ended June 30, 2006 compared to using $4.6 million of cash during the same period in 2005. Changes in the level of investment in marketable securities resulting from purchases and maturities of those securities generated $5.9 million of cash in 2006 and used $4.2 million of cash in 2005. We used approximately $740,000 and $414,000 of cash for the purchase of fixed assets and capitalized patent costs during the six months ended June 30, 2006 and 2005, respectively.

          We generated $1.4 million of cash from financing activities during the six months ended June 30, 2006. Financing activities used $59,000 of cash during the same period in 2005. Cash generated from financing activities during 2006 includes $1.2 million from stock option exercises and a $167,000 tax benefit from the exercise of stock options. During the six months ended June 30, 2005, $193,000 of cash was generated from stock option exercises and $252,000 of cash was used for the repurchase of our common stock.

          A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. During the first quarter of 2006 we negotiated a new lease for our primary office space. The lease has a five-year term and began in the second quarter of 2006. Future minimum lease payments under this lease are $465,000 in 2006, $885,000 in 2007 and 2008, $908,000 in 2009, $932,000 in 2010 and $466,000 in 2011. There were no other significant changes to our contractual obligations during the six months ended June 30, 2006 and we have not entered into any material commitments for capital expenditures outside of those normal contractual obligations. Purchase commitments for inventory can vary based on the volume of revenue and resulting inventory requirements. Our board of directors has approved a stock repurchase program, effective July 31, 2006, under which we may acquire up to 500,000 shares of our common stock from time to time in open market transactions, block purchases and other transactions. We have adopted a 10b5-1 trading plan to implement the repurchase program. Our cash, cash equivalents and marketable securities totaled $48.6 million at June 30, 2006. We believe that our available balances of cash, cash equivalents and marketable securities, coupled with anticipated cash flow from operations, will be adequate to fund our cash flow needs for the foreseeable future.

          At June 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to the financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

          We have sales office located in the United Kingdom, Singapore and China. We do not believe that currency fluctuations will have a material impact on our consolidated financial statements.

RECENT ACCOUNTING DEVELOPMENTS

          In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 “Accounting for Income Taxes”. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting the interpretation on our financial position and results of operations.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We invest excess funds not required for current operations in marketable securities. The investment policy for these marketable securities is approved annually by the Board of Directors and administered by management. A third party, approved by our Board of Directors, manages the portfolio at the direction of management. The investment policy dictates that marketable securities consist of U.S. Government or U.S. Government agency securities, various tax exempt securities or certain approved corporate instruments with maturities of three years or less and an average portfolio maturity of not more that 18 months. As of June 30, 2006, our portfolio of marketable securities had an average term to maturity of less than one year. All marketable securities are classified as available for sale and carried at fair value. We estimate that a hypothetical 1% increase in market interest rates would result in a decrease in the market value of the portfolio of marketable securities of approximately $100,000. If such a rate increase occurred, our net income would only be impacted if securities were sold prior to maturity.

          We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature on the last day of each quarter and are designated as cash flow hedges. At June 30, 2006, we had one open swap agreement that was purchased on that date. As a result, there were no unrealized gains or losses as of June 30, 2006. During the three months ended June 30, 2006, we recognized a net loss of approximately $188,000 from the settlement of a foreign currency swap agreement and a transaction gain of approximately $146,000 on the underlying inter-company balance. During the six months ended June 30, 2006, we recognized a net loss of approximately $203,000 from the settlement of foreign currency swap agreements and a transaction gain of approximately $175,000 on the underlying inter-company balance.

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

b. During the quarter ended June 30, 2006, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A – Risk Factors

          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “ Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

ITEM 4 – SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of CyberOptics Corporation was held at 3:00 p.m. on Monday, May 15, 2006. Shareholders holding 8,234,427 shares, or approximately 92% of the outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

a. Election of Directors

The following nominees were elected to serve as members of the Board of Directors until the annual meeting in 2007 or until such time as a successor may be elected:

	For	Withhold Authority

Steven K. Case	8,039,012	195,415
Alex B. Cimochowski	7,921,643	312,784
Kathleen P. Iverson	8,136,245	98,182
Erwin A. Kelen	8,132,999	101,428
Irene M. Qualters	8,133,974	100,453
Michael M. Selzer, Jr.	8,136,462	97,965

b. Amendment to Employee Stock Purchase Plan

Shareholders approved an amendment to the Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance by 100,000 by a vote of 5,560,171 shares in favor, 117,288 shares against and 34,093 shares abstained. There were 2,522,875 broker no-votes.

c. Amendment to Stock Option Plan for Non-Employee Directors

Shareholders approved an amendment to the Stock Option Plan to increase the number of shares of common stock reserved for issuance to Non-Employee Directors by 75,000 by a vote of 5,211,965 shares in favor, 460,878 shares against and 38,709 shares abstained. There were 2,522,875 broker no-votes.

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

Dated: August 7, 2006