Form 10-Q
period 2006-09-30
CYBEROPTICS CORP
filed 2006-11-08
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At October 31, 2006, there were 9,060,807 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION

(Unaudited)

(In thousands except share information)	September 30, 2006	December 31, 2005

ASSETS

Cash and cash equivalents	$37,253	$19,592
Marketable securities	10,531	15,607
Accounts receivable, net	9,807	9,775
Inventories	8,192	7,512
Other current assets	795	924
Deferred tax assets	1,942	1,942

Total current assets	68,520	55,352

Marketable securities	1,880	5,941
Equipment and leasehold improvements, net	1,858	1,378
Intangible and other assets, net	1,248	1,737
Goodwill	5,050	4,856
Deferred tax assets	3,871	3,763

Total assets	$82,427	$73,027

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$3,306	$2,633
Advance customer payments	68	428
Accrued expenses	5,194	3,776

Total current liabilities	8,568	6,837

Commitments

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 37,500,000 shares authorized, 9,060,857 and 8,899,409
shares issued and outstanding, respectively	51,850	49,351
Accumulated other comprehensive loss	(638)	(700)
Retained earnings	22,647	17,539

Total stockholders’ equity	73,859	66,190

Total liabilities and stockholders’ equity	$82,427	$73,027

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS

CYBEROPTICS CORPORATION

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amount)	2006	2005	2006	2005

Revenues	$14,075	$10,339	$43,344	$30,057
Cost of revenues	6,746	4,925	20,267	13,393

Gross profit	7,329	5,414	23,077	16,664

Research and development expenses	2,049	1,785	5,989	5,172
Selling, general and administrative expenses	3,377	2,868	10,495	8,978
Amortization of intangibles	136	208	515	622

Income from operations	1,767	553	6,078	1,892

Interest income and other	568	268	1,380	671

Income before income taxes	2,335	821	7,458	2,563

Income tax provision	590	195	2,350	615

Net income	$1,745	$626	$5,108	$1,948

Net income per share – Basic	$0.19	$0.07	$0.57	$0.22

Net income per share – Diluted	$0.19	$0.07	$0.56	$0.22

Weighted average shares outstanding – Basic	9,050	8,890	8,992	8,872

Weighted average shares outstanding – Diluted	9,121	9,070	9,089	9,023

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

CYBEROPTICS CORPORATION

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,108	$1,948
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	1,466	1,492
Provision for doubtful accounts	60	23
Provision for inventory obsolescence	165	59
Deferred income taxes	(108)	152
Foreign currency adjustment	(203)	283
Stock compensation costs	637	—
Changes in operating assets and liabilities:
Accounts receivable	(92)	(1,839)
Inventories	(1,107)	(895)
Other current assets	147	(465)
Accounts payable	670	1,096
Advance customer payments	(360)	(176)
Accrued expenses	1,409	(2,229)

Net cash provided (used) by operating activities	7,792	(551)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale marketable securities	15,142	5,326
Purchases of available for sale marketable securities	(5,924)	(12,686)
Additions to equipment and leasehold improvements	(991)	(610)
Additions to patents	(170)	(166)

Net cash provided (used) by investing activities	8,057	(8,136)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,410	373
Repurchase of common stock	(81)	(252)
Excess tax benefit from exercise of stock options	184	—
Proceeds from issuance of common stock under employee stock purchase plan	326	471

Net cash provided by financing activities	1,839	592

Effects of exchange rate changes on cash and cash equivalents	(27)	—

Net increase (decrease) in cash and cash equivalents	17,661	(8,095)
Cash and cash equivalents – beginning of period	19,592	25,416

Cash and cash equivalents – end of period	$37,253	$17,321

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CYBEROPTICS CORPORATION

(In thousands, except share and per share amounts)

1.   INTERIM REPORTING:

The interim consolidated financial statements presented herein as of September 30, 2006, and for the three and nine month periods ended September 30, 2006 and 2005, are unaudited, but in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and nine month periods ended September 30, 2006 do not necessarily indicate the results to be expected for the full year. The December 31, 2005, consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

2.   ACCOUNTING FOR STOCK-BASED COMPENSATION:

We have three stock option plans that are administered under the supervision of the Board of Directors and have 1,436,397 shares of common stock reserved in the aggregate for issuance to employees, directors, officers and others. Reserved shares underlying canceled options are available for future grant under all plans. Options are granted at an option price per share equal to or greater than the market value at the date of grant. Generally, options granted to employees vest over a four-year period and expire five, seven or ten years after the date of grant. The plans allow for option holders to tender shares of the Company’s common stock as consideration for the option price provided that the tendered shares have been held by the option holder at least six months. In anticipation of adopting SFAS No. 123(R) (described further below), we did not modify the terms of any previously granted options.

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. Under the plan, 800,000 shares of common stock have been reserved for issuance. As of September 30, 2006, 629,824 shares have been issued under this plan.

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of earnings based on the grant date fair value of the award. Under the modified prospective method, we are required to record equity-based compensation expense for all awards granted after the date of adoption, and for all unvested shares granted prior to the date of adoption. We utilize the straight-line method of expense recognition over the award’s service period for our graded vesting options. The fair values of stock options granted both before and after adoption of SFAS No. 123(R) have been determined using the Black-Scholes model. The compensation expense recognized for all equity based awards is net of estimated forfeitures. We have classified equity based compensation within our statement of operations in the same manner as our cash based employee compensation costs.

Prior to adoption of SFAS 123(R), we measured compensation cost related to our employee stock option plans and employee stock purchase plan using the intrinsic value method of accounting prescribed by APB Opinion No. 25 and related interpretations. No compensation expense was recognized for share purchase rights granted under these plans. The following table presents the effect of adopting SFAS 123(R) on reported items during the three and nine month periods ended September 30, 2006:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
(In thousands except per share information)	As Reported	Impact of Adopting SFAS No. 123 (R)	As Reported	Impact of Adopting SFAS No. 123 (R)

Income from operations	$1,767	$(140)	$6,078	$(637)
Net income	$1,745	$(127)	$5,108	$(529)

Net income per share:
Basic	$0.19	$(0.01)	$0.57	$(0.06)
Diluted	$0.19	$(0.01)	$0.56	$(0.06)

The total equity based compensation expense includes $107,000 and $546,000 for the three and nine months ended September 30, 2006, respectively, for the unvested portion of stock option awards outstanding as of the date of adoption and expense for all awards granted after the date of adoption. Total equity based compensation expense also includes $33,000 and $91,000 for the three and nine months ended September 30, 2006, respectively, related to our employee stock purchase plan. Inventory balances at September 30, 2006 include $22,000 of equity compensation costs that have been capitalized.

For the nine month period ended September 30, 2006, stock option activity was as follows:

(In thousands, except per share amounts and years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2005	901,176	$11.96
Granted	19,500	$13.75
Exercised	(143,550)	$10.28
Forfeited	(34,675)	$18.08

Options outstanding at September 30, 2006	742,451	$12.05	3.67	$1,475

Exercisable at September 30, 2006	587,951	$12.21	3.30	$1,149

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during the nine months ended September 30, 2006 was $617,000. During the nine months ended September 30, 2006, we received total proceeds of $1.4 million from the exercise of stock options. The excess tax benefit recognized as a credit to stockholders equity during the nine months ended September 30, 2006 for tax deductions related to option exercises was $184,000.

A summary of non vested shares as of September 30, 2006, and changes during the nine months ended September 30, 2006 follows:

Non vested shares	Shares	Weighted- Average Grant Date Fair Value

Non vested at December 31, 2005	252,976	$6.81
Granted	19,500	$7.90
Vested	(114,776)	$6.69
Forfeited	(3,050)	$9.44

Non vested at September 30, 2006	154,650	$6.99

We used historical data to estimate pre-vesting forfeitures. As of September 30, 2006, the total unrecognized compensation cost related to non vested equity-based compensation arrangements was $938,000 and the related weighted average period over which it is expected to be recognized is approximately 1.6 years. The total fair value of shares vested during the nine months ended September 30, 2006 was $768,000.

The fair values of the options granted to our employees during the nine months ended September 30, 2006 were estimated on the date of grant using the Black-Scholes model. The Black Scholes valuation model incorporates ranges of assumptions that are disclosed in the table below. The risk-free interest rate is based on the United States Treasury yield curve at the time of grant with a remaining term equal to the expected life of the awards. For graded vesting options granted during the nine months ended September 30, 2006, the expected life representing the length of time in years that the options are expected to be outstanding was calculated under the simplified approach allowed by SFAS No. 123 (R). For immediate vesting options granted during the nine months ended September 30, 2006, the expected life representing the length of time in years that the options are expected to be outstanding was calculated using historical exercise data. Expected volatility was computed based on fluctuations in the daily price of our common stock.

The following table provides the range of assumptions used for stock options valued during the nine months ended September 30, 2006:

Risk-free interest rates	4.30 – 5.04%
Expected life in years	4.75 – 6.33
Expected volatility	54% – 60%
Expected dividends	None

Fair Value Disclosures – Prior to Adopting SFAS No. 123(R)

Prior to the first quarter of 2006, we accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25 and related interpretations. As a result, no compensation expense for equity-based awards was recognized in our statement of operations prior to the first quarter of 2006, as all options granted had an exercise price equal to the market value of the award on the date of grant, and our employee stock purchase plan was deemed to be non-compensatory under APB No. 25. Results of operations for fiscal year 2005 and prior periods have not been restated to reflect recognition of compensation expense for equity-based awards. The following table illustrates the effect on net income and net income per share if we had adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for the three and nine month periods ended September 30, 2005:

(In thousands except per share amounts)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income as reported	$626	$1,948
Add: Stock-based compensation expense
included in net income, net of related tax effects	—	—

Deduct: Total stock-based compensation expense
determined under fair value, net of related tax effects	(271)	(969)

Net income – Pro forma	$355	$979

Net income per share:
As reported – Basic	$0.07	$0.22

Pro forma – Basic	$0.04	$0.11

As reported – Diluted	$0.07	$0.22

Pro forma – Diluted	$0.04	$0.11

No tax benefit was applied to the fair value expense calculated under SFAS No. 123 for the three and nine months ended September 30, 2005 due to establishing a valuation allowance on deferred tax assets during 2002. Our valuation allowance on deferred tax assets was substantially reduced during the fourth quarter of 2005.

3.   CERTAIN BALANCE SHEET COMPONENTS:

Inventories consist of the following:

(In thousands)	September 30, 2006	December 31, 2005

Raw materials and purchased parts	$3,576	$3,256
Work in process	1,181	845
Finished goods	3,435	3,411

Total inventories	$8,192	$7,512

Warranty Costs:

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. At the end of each reporting period we revise our estimated warranty liability, which is included as a component of accrued expenses in the accompanying balance sheets, based on these factors. A reconciliation of the changes in our estimated warranty liability is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2006	2005	2006	2005

Balance at beginning of period	$654	$546	$558	$646
Accrual for warranties	349	96	764	422
Settlements made during the period	(283)	(173)	(602)	(599)

Balance at end of period	$720	$469	$720	$469

4.   INTANGIBLE ASSETS and GOODWILL:

Intangible assets consist of the following:

	As of September 30, 2006			As of December 31, 2005
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Developed technology	$7,775	$(6,866)	$909	$7,775	$(6,359)	$1,416
Patents and trademarks	2,269	(1,930)	339	2,099	(1,778)	321

Total	$10,044	$(8,796)	$1,248	$9,874	$(8,137)	$1,737

Amortization expense for the three and nine month periods ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2006	2005	2006	2005

Developed technology	$134	$206	$507	$614
Patents and trademarks	53	59	152	176

Total	$187	$265	$659	$790

As required by SFAS 142, we periodically reassess the carrying value, useful lives and classification of identifiable intangible assets. Estimated aggregate amortization expense based on current intangibles for the next five years is expected to be as follows: $153,000 for the remainder of 2006, $261,000 in 2007 and $200,000 in 2008, 2009 and 2010.

Goodwill related to our Electronic Assembly segment increased by $194,000 during the first nine months of 2006 as the result of the translation impact on foreign denominated goodwill balances.

5.   BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS:

Our Electronic Assembly segment is the design, manufacture and sale of optical process control sensors and inspection systems for the electronics assembly equipment market. The Semiconductor segment is the design, manufacture and sale of optical and other process control sensors and related equipment for the semiconductor capital equipment market. Information regarding our segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2006	2005	2006	2005

Revenue
Electronic Assembly
OEM Sensors	$7,168	$5,085	$24,418	$14,546
SMT Systems	5,517	3,909	14,179	11,388

Total Electronic Assembly	12,685	8,994	38,597	25,934

Semiconductor	1,390	1,345	4,747	4,123

Total	$14,075	$10,339	$43,344	$30,057

Income from operations
Electronic Assembly	$2,013	$722	$6,459	$2,344
Semiconductor	(246)	(169)	(381)	(452)

Total income from operations	1,767	553	6,078	1,892
Interest income and other	568	268	1,380	671

Income before taxes	$2,335	$821	$7,458	$2,563

Depreciation and amortization:
Electronic Assembly	$314	$293	$947	$893
Semiconductor	139	203	519	599

Total	$453	$496	$1,466	$1,492

Export sales were 85% of revenues for the three months ended September 30, 2006 and 82% of revenues for the three months ended September 30, 2005. Export sales were 84% of revenues for the nine months ended September 30, 2006 and 79% of revenues for the nine months ended September 30, 2005. All of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2006	2005	2006	2005

Americas	$42	$61	$220	$95
Europe	3,749	3,237	14,682	8,526
Asia	8,148	5,184	21,714	15,226
Other	1	4	2	8

Total export sales	$11,940	$8,486	$36,618	$23,855

6.   NET INCOME PER SHARE:

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares plus common equivalent shares outstanding. Common equivalent shares consist of common shares to be issued upon exercise of stock options and the issuance of shares under our employee stock purchase plan, as calculated using the treasury stock method. The calculation of diluted net income per common share includes 71,000 and 97,000 common equivalent shares for the three and nine month periods ended September 30, 2006, and includes 180,000 and 151,000 common equivalent shares for the three and nine month periods ended September 30, 2005. The calculation of diluted net income per common share excludes 294,000 and 217,000 of potentially dilutive outstanding stock options for the three and nine month periods ended September 30, 2006, and excludes 293,000 and 308,000 of potentially dilutive outstanding stock options for the three and nine month periods ended September 30, 2005, because their effect would be anti-dilutive.

7.   COMPREHENSIVE INCOME:

Components of comprehensive income include net income, foreign-currency translation adjustments and unrealized gains and losses on our available-for-sale marketable securities. During the three and nine month periods ended September 30, 2006, total comprehensive income amounted to $1,792,000 and $5,170,000, respectively. During the three and nine month periods ended September 30, 2005, total comprehensive income amounted to $580,000 and $1,880,000, respectively. At December 31, 2005 and September 30, 2006, components of accumulated other comprehensive loss is as follows:

(In thousands)	Foreign Currency Translation	Unrealized Gains (Losses) on Available for Sale Securities	Accumulated Other Comprehensive Loss

Balance December 31, 2005	$(630)	$(70)	$(700)
Current Year Change	(19)	81	62

Balance September 30, 2006	$(649)	$11	$(638)

8.   INCOME TAXES:

During the third quarter of 2002, we concluded that a valuation allowance against all of our deferred tax assets was appropriate due to the cumulative U.S. losses we had incurred over the prior three years, continued operating losses and full utilization of our loss carryback potential in 2002. We continued to provide a full valuation allowance on our deferred tax assets during 2003, 2004 and the first three quarters of 2005. During the first nine months of 2005, we recorded a tax provision at an estimated annual effective rate of 24% because we had utilized our available tax operating losses and tax credit carryforwards and were subject to Alternative Minimum Tax limitations. Because we continued to maintain a valuation allowance on deferred tax assets, projected current taxes payable comprised the entire tax provision and was the basis for determining our annual effective tax rate.

During the fourth quarter of 2005, we substantially reduced the existing valuation allowance on our deferred tax assets initially established in the third quarter of 2002.

During the third quarter of 2006, we recognized an income tax benefit of $232,000 as a discrete item resulting from a reduction in a tax contingency accrual for prior year’s income taxes. The discrete benefit was primarily attributable to the adjustment of tax contingency reserves related to the closing of domestic Statute of Limitations for certain prior years. As a result, the effective tax rate was 25% and 32% for the three and nine months ended September 30, 2006, respectively. For the first nine months of 2006, excluding the discrete item described above, we recorded a tax provision at an estimated annual consolidated worldwide effective tax rate approximating 35%.

9.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature on the last day of each quarter and are designated as cash flow hedges. At September 30, 2006, we had one open swap agreement that was purchased on that date. As a result, there were no material unrealized gains or losses as of September 30, 2006. During the three months ended September 30, 2006, we recognized a net loss of approximately $36,000 from the settlement of foreign currency swap agreements, with a corresponding transaction gain of approximately $28,000 on the underlying inter-company balance.

During the nine months ended September 30, 2006, we recognized a net loss of approximately $239,000 from the settlement of foreign currency swap agreements, with a corresponding transaction gain of approximately $203,000 on the underlying inter-company balance.

Our foreign currency swap agreements contain credit risk to the extent that our bank counter-parties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counter-parties to major financial institutions. We do not expect material losses as a result of defaults by other parties.

10.   OPERATING LEASES:

On March 27, 2006 we signed a new lease for our primary office space consisting of 60,217 square feet. The lease has a term of 61 months and began on June 1, 2006. The lease also provides for one month of free rent, other lease incentives and escalating rents over the lease term. Rental expense, including the effects of lease incentives, will be recognized on a straight-line basis over the term of the lease. Future minimum rental payments under this lease are $221,000 for the remainder of 2006, $885,000 in 2007 and 2008, $908,000 in 2009, $932,000 in 2010 and $466,000 in 2011.

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

13.   BOARD AUTHORIZATION OF STOCK REPURCHASE

Our board of directors has approved a stock repurchase program, effective July 31, 2006 for a period of one year, under which we may acquire up to 500,000 shares of our common stock from time to time in open market transactions, block purchases and other transactions. We have adopted a structured trading plan to implement the repurchase program. As of September 30, 2006, we have repurchased 6,500 shares of our common stock for $81,000 under this repurchase program.

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

RESULTS OF OPERATIONS:

General

Our results of operations for the three and nine months ended September 30, 2006 reflect the improving global market conditions for electronics and semiconductor capital equipment that began late in the third quarter of 2005. Overall, our revenues increased 36% for the three months ended September 30, 2006 and 44% for the nine months ended September 30, 2006, compared to the same periods in 2005. Our income from operations increased to $1.8 million in the three months ended September 30, 2006 from $553,000 during the same period in 2005 and increased to $6.1 million in the nine months ended September 30, 2006 from $1.9 million during the same period in 2005. Our earnings continue to benefit from the streamlined cost structure established through several workforce reductions and restructurings over the past few years, which has resulted in a significantly reduced revenue break-even level. Our cash and marketable securities position increased by $8.5 million during the nine months ended September 30, 2006 to $49.7 million.

Our order rate increased approximately 35% in the three months ended September 30, 2006 to $12.8 million from $9.5 million in the same period in 2005, and our backlog increased 63% to $6.6 million at September 30, 2006 from $4.0 million at September 30, 2005. While we have seen significant increases in order rate and backlog compared to 2005, the order rate for the third quarter of 2006 decreased 9% from $14.2 million in the second quarter of 2006 and backlog at September 30, 2006 decreased 16% from $7.8 million at June 30, 2006. We believe sales for the fourth quarter of 2006 will be impacted by near-term softness in orders for our electronic assembly sensors. Despite the sequential decrease in orders during the third quarter of 2006, we remain optimistic about the prospects for our electronic assembly and semiconductor capital equipment markets, due to the drive for improved product quality by our customers, and the unrelenting technological trend toward component miniaturization in the end user electronics market.

Segment Results

Operating results for our Electronics Assembly and Semiconductor segments for the three and nine month periods ended September 30, 2006 and 2005 were as follows:

	Three months ended September 30, 2006			Three months ended September 30, 2005
(In thousands)	Electronic Assembly	Semi- Conductor	Total	Electronic Assembly	Semi- Conductor	Total

Revenue	$12,685	$1,390	$14,075	$8,994	$1,345	$10,339
Cost of revenue	6,268	478	6,746	4,481	444	4,925

Gross profit	6,417	912	7,329	4,513	901	5,414
Research and development expenses	1,583	466	2,049	1,398	387	1,785
Selling, general and administrative expenses	2,793	584	3,377	2,365	503	2,868
Amortization of intangibles	28	108	136	28	180	208

Total income (loss) from operations	$2,013	$(246)	$1,767	$722	$(169)	$553

	Nine months ended September 30, 2006			Nine months ended September 30, 2005
(In thousands)	Electronic Assembly	Semi- Conductor	Total	Electronic Assembly	Semi- Conductor	Total

Revenue	$38,597	$4,747	$43,344	$25,934	$4,123	$30,057
Cost of revenue	18,724	1,543	20,267	12,143	1,250	13,393

Gross profit	19,873	3,204	23,077	13,791	2,873	16,664
Research and development expenses	4,582	1,407	5,989	3,897	1,275	5,172
Selling, general and administrative expenses	8,750	1,745	10,495	7,468	1,510	8,978
Amortization of intangibles	82	433	515	82	540	622

Total income from operations	$6,459	$(381)	$6,078	$2,344	$(452)	$1,892

Revenues

Our revenues increased by 36% to $14.1 million in the three months ended September 30, 2006 from $10.3 million in the three months ended September 30, 2005 and increased 44% to $43.3 million in the nine months ended September 30, 2006 from $30.1 million in the nine months ended September 30, 2005. The following table sets forth revenues by product line for the three and nine month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2006	2005	2006	2005

Electronic Assembly
OEM Sensors	$7,168	$5,085	$24,418	$14,546
SMT Systems	5,517	3,909	14,179	11,388

Total Electronic Assembly	12,685	8,994	38,597	25,934
Semiconductor	1,390	1,345	4,747	4,123

Total	$14,075	$10,339	$43,344	$30,057

Electronic Assembly

Revenues from our electronic assembly sensors increased by 41% to $7.2 million in the three months ended September 30, 2006 from $5.1 million in the three months ended September 30, 2005 and increased 68% to $24.4 million in the nine months ended September 30, 2006 from $14.5 million in the nine months ended September 30, 2005. During the third quarter and first nine months of 2006, revenue from electronic assembly sensors were positively impacted by improved conditions in our SMT electronic assembly market that began late in the third quarter of 2005. However, revenue from electronic assembly sensors was down 25% sequentially from the second quarter of 2006, and we believe sales for the fourth quarter of 2006 will be impacted by near-term softness in orders for our electronic assembly sensors During the third quarter and first nine months of 2005, revenue from electronic assembly sensors were negatively impacted by a downturn in our SMT electronic assembly market, which began in the fourth quarter of 2004, and continued into the third quarter of 2005.

Revenues from our SMT systems products increased by 41% to $5.5 million in the three months ended September 30, 2006 from $3.9 million in the three months ended September 30, 2005 and increased 25% to $14.2 million in the nine months ended September 30, 2006 from $11.4 million in the nine months ended September 30, 2005. During the third quarter and first nine months of 2006, revenue from SMT systems products were positively impacted by improved conditions in our SMT electronic assembly market that began late in the third quarter of 2005. Our SMT system products revenue for the first nine months of 2006 were also favorably impacted by a large sale in the first quarter to a single customer for 25 solder paste inspection systems. During the third quarter and first nine months of 2005, revenue from SMT systems were negatively impacted by a downturn in the SMT electronic assembly market, which began in the fourth quarter of 2004, and continued into the third quarter of 2005. We believe that increased use of outsourcing for circuit board assembly, production difficulties associated with smaller component sizes, increased production speeds and increased cost pressure on companies manufacturing circuit boards has caused increased demand for our inspection equipment.

International revenue from electronic assembly sensors and SMT systems comprised approximately 91% of our electronic assembly revenue during the three months ended September 30, 2006 and 90% of our electronic assembly revenue during the three months ended September 30, 2005. These revenues comprised approximately 91% of our electronic assembly revenue during the nine months ended September 30, 2006 and 87% of our electronic assembly revenue during the nine months ended September 30, 2005. The international markets of China and the rest of Asia, Japan and Europe account for a significant portion of the production capability of capital equipment for the manufacture of electronics, the primary market for our electronic assembly sensor and SMT system product lines. An increasing proportion of our sales have been to international customers as manufacturing of electronic components has migrated offshore, particularly to China.

Semiconductor

Revenues from semiconductor products increased by 3% to $1.4 million in the three months ended September 30, 2006 from $1.3 million in the three months ended September 30, 2005 and increased 15% to $4.7 million in the nine months ended September 30, 2006 from $4.1 million in the nine months ended September 30, 2005. The increase in 2006 was primarily due to higher revenues from our wafer mapping sensors and WaferSense™ products as a result of improved market conditions in the semiconductor fabrication capital equipment market that began late in the fourth quarter of 2005. Revenues from our frame grabber products increased slightly in 2006 compared to 2005.

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

International revenue comprised approximately 31% of our semiconductor revenue during the three months ended September 30, 2006 and 29% of our semiconductor revenue during the three months ended September 30, 2005. These revenues comprised approximately 31% of our semiconductor revenue during the nine months ended September 30, 2006 and 30% of our semiconductor revenue during the nine months ended September 30, 2005. The slight increase in international revenue as a percentage of total semiconductor revenue for 2006, compared to 2005, is primarily due to increased frame grabber sales in Europe.

Adoption of SFAS No. 123(R)

During the first quarter of 2006, we began recording compensation expense for equity-based awards as required by SFAS No. 123(R). The following table sets forth compensation expense by segment for our equity-based awards for the three and nine months ended September 30, 2006 (in thousands):

	Three months ended September 30, 2006			Nine months ended September 30, 2006
(In thousands)	Electronic Assembly	Semi- Conductor	Total	Electronic Assembly	Semi- Conductor	Total

Cost of revenue	$23	$3	$26	$50	$9	$59
Research and development expenses	32	7	39	103	23	126
Selling, general and administrative expenses	64	11	75	408	44	452

Total	$119	$21	$140	$561	$76	$637

Gross Margin

Our gross margin as a percentage of sales for both our Electronic Assembly and Semiconductor products are somewhat dependent on the level of revenues and resulting production levels over which to spread fixed manufacturing overhead costs that do not vary with activity levels. In addition, with higher production volumes manufacturing processes become more efficient, and we are able to negotiate lower material costs from our suppliers, which reduces the overall cost of producing products for sale. The mix of products sold can also have an impact on Electronic Assembly and Semiconductor margins.

Electronic Assembly

Gross margin as a percentage of electronic assembly sales were 51% in the three months ended September 30, 2006 and 50% in the three months ended September 30, 2005. Gross margin as a percentage of electronic assembly sales were 51% in the nine months ended September 30, 2006 and 53% in the nine months ended September 30, 2005. The increase in gross margin as a percentage of sales in the three months ended September 30, 2006, compared to 2005, was due to higher margins on sales of SMT inspection systems, consisting of our Flex automated optical inspection (AOI) system and SE 300 solder paste inspection system. The higher margin Flex AOI system accounted for a larger percentage of SMT system sales in the three months ended September 30, 2006 compared to the same period of 2005. The decrease in gross margin as a percentage of sales for the nine months ended September 30, 2006, compared to 2005, was due to pricing pressures from increased competition for sales of our solder paste inspection machines. These pricing pressures offset an increase in sales of higher margin sensor products and sales of our new Flex Ultra AOI system, as a percentage of total electronic assembly sales.

We introduced our new Flex Ultra AOI system in the first quarter of 2006. The system inspects printed circuit boards for missing or misplaced electronic components, solder joint quality or other defects, and has been favorably received by the market. The Flex Ultra AOI system typically provides a somewhat better gross margin than our solder paste inspection system. We anticipate that sales of our new Flex Ultra AOI system will constitute a larger percentage of our SMT systems revenue in future periods. With respect to our systems products, and particularly our solder paste inspection machines, we anticipate that pricing pressures will continue throughout 2006 and into 2007, due to additional competition in the marketplace.

Semiconductor

Gross margin as a percentage of semiconductor sales were 66% in the three months ended September 30, 2006 and 67% in the three months ended September 30, 2005. Gross margin as a percentage of semiconductor sales were 68% in the nine months ended September 30, 2006 and 70% in the nine months ended September 30, 2005. The decrease in gross margin as a percentage of sales in 2006, compared to 2005, is due to changes in product mix.

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

Our research and development, and selling, general and administrative expenses have been generally higher in 2006, compared to 2005, as we continue new product development efforts, particularly related to SMT systems, and continue development of our sales channels and new sales territories, also related to SMT systems. We expect this trend to continue into the fourth quarter. The adoption of SFAS No. 123(R) has increased our research and development and selling, general and administrative expenses in 2006 compared to 2005. In addition, we are continually considering additional research and development projects, and may elect to increase expenditures based on an assessment of the future revenue and profit potential of these projects. Further, sales commissions and incentive compensation costs have been higher in 2006 compared to 2005, due to improvement in revenue and profit levels. We focus on expense management in all areas of our organization. We continually seek to control costs by maintaining a stream-lined organization and limiting discretionary spending where possible, without impacting our future growth opportunities.

Electronic Assembly

Research and development expenses were $1.6 million or 12% of revenue in the three months ended September 30, 2006 and $1.4 million or 16% of revenue in the three months ended September 30, 2005 and were $4.6 million or 12% of revenue in the nine months ended September 30, 2006 and $3.9 million or 15% of revenue in the nine months ended September 30, 2005. The 13% and 18% increases in research and development expenses for the three and nine months ended September 30, 2006, compared to 2005, were due to increased compensation costs, including equity-based compensation and company wide incentive compensation costs resulting from higher levels of revenue and profits, and increased investment in R&D initiatives. Research and development initiatives were focused primarily on our SMT systems and the new Embedded Process Verification sensor (EPV®).

Selling, general and administrative expenses were $2.8 million or 22% of revenue in the three months ended September 30, 2006 and $2.4 million or 26% of revenue in the three months ended September 30, 2005 and were $8.8 million or 23% of revenue in the nine months ended September 30, 2006 and $7.5 million or 29% of revenue in the nine months ended September 30, 2005.

The 18% and 17% increases in selling, general and administrative expenses for the three and nine months ended September 30, 2006, compared to 2005, were due to higher costs for sales commissions, equity compensation and company wide incentive compensation costs associated with higher levels of revenue and profits. In addition, wages and other costs were higher for additional staff associated with the 25% increase in SMT system sales during the first nine months of 2006 compared to 2005.

Semiconductor

Research and development expenses were $466,000 or 34% of revenue in the three months ended September 30, 2006 and $387,000 or 29% of revenue in the three months ended September 30, 2005 and were $1.4 million or 30% of revenue in the nine months ended September 30, 2006 and $1.3 million or 31% of revenue in the nine months ended September 30, 2005. The 20% and 10% increases in research and development expenses for the three and nine months ended September 30, 2006, compared to 2005, were due to increased compensation costs, including equity-based compensation and company wide incentive compensation costs resulting from higher levels of revenue and profits. In addition, prototype and contract labor costs were higher in the three months ended September 30, 2006, compared to 2005, for development of new WaferSense™ products to be introduced later in 2006 and 2007. During 2006 and 2005, research and development efforts were primarily focused on development of new enhancements and extensions of the WaferSense™ family of products for the semiconductor market.

Selling, general and administrative expenses were $584,000 or 42% of revenue in the three months ended September 30, 2006 and $503,000 or 37% of revenue in the three months ended September 30, 2005 and were $1.7 million or 37% of revenue in the nine months ended September 30, 2006 and $1.5 million or 37% of revenue in the nine months ended September 30, 2005. The 16% increase in selling, general and administrative expenses for both the three and nine months ended September 30, 2006 compared to the same periods of 2005 were due to costs for additional management and marketing employees, increased sales commissions, equity compensation costs and company wide incentive compensation costs associated with higher levels of revenue and profits.

Amortization of Intangible Assets

Amortization of acquired intangible assets related to our Electronic Assembly segment was approximately $28,000 in the three months ended September 30, 2006 and 2005 and $82,000 in the nine months ended September 30, 2006 and 2005. We expect amortization expense for acquired intangible assets related to our Electronic Assembly segment to be $28,000 in the three months ended December 31, 2006.

Amortization of acquired intangible assets related to our Semiconductor segment was $108,000 in the three months ended September 30, 2006 and $180,000 in the three months ended September 30, 2005. Amortization of acquired intangible assets related to our Semiconductor segment was $433,000 in the nine months ended September 30, 2006 and $540,000 in the nine months ended September 30, 2005. We expect amortization expense for acquired intangible assets related to our Semiconductor segment to be $49,000 in the three months ended December 31, 2006. The decrease in amortization of acquired intangible assets is due to certain acquired intangible assets becoming fully amortized in 2006.

Interest and Other

Interest income and other primarily includes interest earned on investments and gains and losses associated with foreign currency translation. Interest income and other increased during the three and nine months ended September 30, 2006 compared to the same periods in 2005 as the result of additional invested funds and higher interest rates. In addition, we recognized foreign currency transaction losses (net of foreign currency swap settlements) of $8,000 during the three months ended September 30, 2006 and $26,000 during the three months ended September 30, 2005. We recognized foreign currency transaction losses (net of foreign currency swap settlements) of $36,000 during the nine months ended September 30, 2006 and $91,000 during the nine months ended September 30, 2005.

Provision for Income Taxes and Effective Income Tax Rate

During the third quarter of 2002, we concluded that a valuation allowance against all of our deferred tax assets was appropriate due to the cumulative U.S. losses we had incurred over the prior three years, continued operating losses and full utilization of our loss carryback potential in 2002. We continued to provide a full valuation allowance on our deferred tax assets during 2003, 2004 and the first three quarters of 2005. During the first nine months of 2005, we recorded a tax provision at an estimated annual effective rate of 24% because we had utilized our available tax operating losses and tax credit carryforwards and were subject to Alternative Minimum Tax limitations. Because we continued to maintain a valuation allowance on deferred tax assets, projected current taxes payable comprised the entire tax provision and was the basis for determining our annual effective tax rate.

During the fourth quarter of 2005, we substantially reduced the existing valuation allowance on our deferred tax assets initially established in the third quarter of 2002.

During the three months ended September 30, 2006, we recognized an income tax benefit of $232,000 as a discrete item resulting from a reduction in a tax contingency accrual for prior year’s income taxes. The discrete benefit was primarily attributable to the adjustment of tax contingency reserves related to the closing of domestic Statute of Limitations for certain prior years. As a result, our effective tax rate for the three and nine months ended September 30, 2006 was 25% and 32%, respectively. For the first nine months of 2006, excluding the discrete item described above, we recorded a tax provision at an estimated annual consolidated worldwide effective tax rate approximating 35%.

Order Rate and Backlog

Our orders totaled $12.8 million during the three month period ended September 30, 2006 compared to $9.5 million during the three month period ended September 30, 2005. For the nine months ended September 30, 2006, orders totaled $43.0 million compared to $30.6 million during the nine months ended September 30, 2005. Backlog totaled $6.6 million at September 30, 2006 and $4.0 million at September 30, 2005. The scheduled shipment (or estimated timing of revenue for systems recognized upon acceptance) for backlog at September 30, 2006 is as follows:

(In thousands)

4th Quarter 2006	$6,446
1st Quarter 2007 and after	106

Total backlog	$6,552

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased by $17.7 million during the nine month period ended September 30, 2006, primarily because of $7.8 million of cash generated from operating activities, net maturities of $9.2 million of marketable securities, and $1.8 million from financing activities, primarily from stock option exercises, offset by $1.2 million used for the purchase of long-lived assets and $81,000 for the repurchase of our common stock. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities and investment of cash balances resulting from those maturities or from other sources of cash in addition to marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Our combined balances of cash and marketable securities increased $8.5 million to $49.7 million as of September 30, 2006 from $41.1 million as of December 31, 2005.

We generated $7.8 million of cash from operations during the nine months ended September 30, 2006. Cash generated from operations primarily included net income of $5.1 million which included $1.4 million of net non-cash expenses for depreciation and amortization, provision for inventory obsolescence and other non-cash items, non-cash equity compensation of $637,000, decreases in other assets of $147,000, increased accounts payable of $670,000 and increased accrued expenses of $1.4 million, which more than offset increases in accounts receivable of $92,000, increases in inventory of $1.1 million and decreases in advance customer payments of $360,000. Increased accounts payable is primarily the result of increased inventory purchases and the timing of vendor payments. The increase in accrued expenses is due to increases in wage and benefit accruals resulting from higher incentive compensation, warranty reserves resulting from higher revenue levels, and income taxes payable that result from higher levels of profitability. Increases in inventory resulted from lower than planned revenue from SMT system products and certain sensor products. The decrease in advance customer payments is due to lower sales from customers who pay prior to our recognition of revenue from the related sale.

During the nine months ended September 30, 2005, we used $551,000 of cash from operations. Cash generated from operations primarily included net income of $1.9 million, which included $2.0 million of net non-cash expenses and an increase in accounts payable of $1.1 million. The cash generated was more than offset by an increase in accounts receivable of $1.8 million, an increase in inventory of $895,000 and a decrease in accrued expenses of $2.2 million.

We generated $8.1 million of cash from investing activities during the nine months ended September 30, 2006 compared to using $8.1 million of cash during the same period in 2005. Changes in the level of investment in marketable securities resulting from purchases and maturities of those securities generated $9.2 million of cash in 2006 and used $7.5 million of cash in 2005. We used $1.2 million of cash for the purchase of fixed assets and capitalized patent costs during the nine months ended September 30, 2006 and $776,000 of cash for the purchase of fixed assets and capitalized patent costs during the nine months ended September 30, 2005.

We generated $1.8 million of cash from financing activities during the nine months ended September 30, 2006 compared to $592,000 in the same period in 2005. During the nine month period ended September 30, 2006 cash generated includes $1.7 million from stock option exercises and issuance of stock under our employee stock purchase plan, and an $184,000 excess tax benefit from the exercise of stock options. We also used $81,000 of cash for the repurchase of our common stock. During the nine months ended September 30, 2005, $844,000 was generated from stock option exercises and the issuance of stock under our employee stock purchase plan, and $252,000 was used for the repurchase of our common stock.

A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. During the first quarter of 2006 we negotiated a new lease for our primary office space. This lease has a five-year term and began in the second quarter of 2006. Future minimum lease payments under this lease are $221,000 for the remainder of 2006, $885,000 in 2007 and 2008, $908,000 in 2009, $932,000 in 2010 and $466,000 in 2011. There were no other significant changes to our contractual obligations during the nine months ended September 30, 2006 and we have not entered into any material commitments for capital expenditures outside of those normal contractual obligations. Purchase commitments for inventory can vary based on the volume of revenue and resulting inventory requirements. Our cash, cash equivalents and marketable securities totaled $49.7 million at September 30, 2006. We believe that our available balances of cash, cash equivalents and marketable securities, coupled with anticipated cash flow from operations, will be adequate to fund our cash flow needs for the foreseeable future.

At September 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to the financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess funds not required for current operations in marketable securities. The investment policy for these marketable securities is approved annually by the Board of Directors and administered by management. A third party, approved by our Board of Directors, manages the portfolio at the direction of management. The investment policy dictates that marketable securities consist of U.S. Government or U.S. Government agency securities, various tax exempt securities or certain approved corporate instruments with maturities of three years or less and an average portfolio maturity of not more that 18 months. As of September 30, 2006, our portfolio of marketable securities had an average term to maturity of less than one year. All marketable securities are classified as available for sale and carried at fair value. We estimate that a hypothetical 1% increase in market interest rates would result in a decrease in the market value of the portfolio of marketable securities of approximately $75,000. If such a rate increase occurred, our net income would only be impacted if securities were sold prior to maturity.

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature on the last day of each quarter and are designated as cash flow hedges. At September 30, 2006, we had one open swap agreement that was purchased on that date. As a result, there were no unrealized gains or losses as of September 30, 2006. During the three months ended September 30, 2006, we recognized a net loss of approximately $36,000 from the settlement of foreign currency swap agreements and a transaction gain of approximately $28,000 on the underlying inter-company balance. During the nine months ended September 30, 2006, we recognized a net loss of approximately $239,000 from the settlement of foreign currency swap agreements and a transaction gain of approximately $203,000 on the underlying inter-company balance.

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

b.             During the quarter ended September 30, 2006, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Company Repurchase of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

August 1, 2006 to August 31, 2006	6,500	$12.5346	6,500	493,500

Total	6,500	$12.5346	6,500	493,500

(1)	The Company repurchased an aggregate of 6,500 shares of its common stock pursuant to the repurchase program that it publicly announced on July 26, 2006 providing for the repurchase of 500,000 shares. The Company has adopted a 10b5-1 plan to facilitate the purchase of the shares during periods it might otherwise be prevented by insider trading laws from making such repurchases. Shares were purchased in open market transactions.

ITEM 6 – EXHIBITS

31.1:	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2:	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes Oxley Act of 2002
32:	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated:   November 7, 2006