Form 10-K
period 2006-12-31
CYBEROPTICS CORP
filed 2007-03-12
CIK 768411

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange

Act of 1934 for the Year Ended December 31, 2006.

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

Securities registered pursuant to Section 12(b) of the Exchange Act:Title of each class: Common Stock, no par value

Name of Exchange: NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☐	NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES ☐	NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   ☒      NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $111,440,936.

As of February 28, 2007, there were 8,884,012 shares of the registrant’s Common Stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The responses to items 10, 11, 12 and 13 herein are incorporated by reference to certain information in the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 21, 2007.

CYBEROPTICS CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2006

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

Background

CyberOptics® Corporation was founded in 1984 by Dr. Steven K. Case (Chairman of the Board of CyberOptics and full-time employee), a former professor at the University of Minnesota, with the goal of commercializing technology for non-contact three-dimensional sensing. Our headquarters are located at 5900 Golden Hills Drive in Golden Valley, Minnesota.

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

Our business is organized in two operating segments. Our Electronic Assembly segment designs, manufactures and sells optical process control sensors and inspection systems for the electronic assembly equipment market. Our Semiconductor segment designs, manufactures and sells optical and other process control sensors and related equipment for the semiconductor capital equipment market.

Most of our products (90% of revenue in 2006) are developed and sold for use in SMT electronic circuit board assembly or with equipment used in SMT electronic circuit board assembly as part of our Electronic Assembly segment. We sell products in this market both as sensor components that are incorporated into products manufactured by other companies for sale to circuit board assembly companies, and as more complete “systems” that are sold directly to circuit board assembly companies. Our sensor products are sold to manufacturers of pick-and-place machines to align electronic surface mount components during placement on the circuit board and to solder paste printer companies to align stencils with circuit boards. Our systems products are sold to contract manufacturers and other companies with surface mount assembly lines, to control quality as in-line systems. These system level products are used by manufacturers of circuit boards to measure screen printed solder paste, to inspect circuit boards and components after component placement, to confirm proper placement after full assembly of circuit boards and to inspect solder joints on printed circuit boards. Manufacturers of DRAM memory also use our system products to inspect assembly of their memory modules.

Our Semiconductor segment develops and sells products that assist with yield improvement in semiconductor fabrication, and for use with the robotic equipment that handles semiconductor wafers during the semiconductor fabrication process. In addition, we sell a frame grabber product line for general industrial applications. These product lines are sold through CyberOptics Semiconductor, Inc. which was formed from the combination of HAMA™ Sensors, Inc. and Imagenation® Corporation, companies acquired in 1999 and 2000. Semiconductor products were 10% of total revenues in 2006.

Market Conditions–Recent Development of the Business

Our operations are heavily influenced by market conditions in worldwide electronics markets, and particularly in the SMT electronic assembly segment of these markets. These markets have been very cyclical, with periods of strong growth followed by periods of excess capacity and reduced levels of capital spending. Periods of growth in the electronics equipment markets from 1997 through the second quarter of 1998, from the third and fourth quarters of 1999 to the second quarter of 2001, from the third quarter of 2003 through the third quarter of 2004, and more modestly from the third quarter of 2005 through the end of 2006 resulted in strong sales of our products, particularly OEM sensor products.

Consistent with our past practice, we continued to invest heavily throughout 2005 and 2006 in new product development. In the third quarter of 2005, we began shipping a new sensor to DEK International, GmbH, an important new original equipment manufacturer, for their industry leading line of solder paste screen printers. Late in 2006 we completed development of our 5th generation LaserAlign sensor for Juki’s industry leading line of pick-and-place machines. The new sensor provides Juki with a 25% throughput improvement, alignment capability for the smallest components, improved reliability and the lowest cost of ownership. Sales to Juki accounted for 29% of our total revenue in 2006. We believe that the introduction of this new sensor will help ensure that Juki remains a significant customer for the foreseeable future.

In 2005, we launched an enhanced version of our industry leading SE 300 solder paste inspection system, the SE 300 Ultra, and early in 2006 we introduced an enhanced version of our Flex series automated optical inspection system, the Flex Ultra. We continued to make improvements to these enhanced systems throughout 2006 to improve speed, measurement performance, reliability and ease of use, including simplified operator interfaces with foreign language capability.

Finally, throughout 2005 and 2006, we introduced or continued to develop various new sensors for our WaferSense family of precision measurement tools, including new automated leveling, gapping and teaching sensors to assist with process optimization and yield improvement in the semiconductor fabrication process.

Although we cannot predict with precision the trends and procurement cycles for capital equipment in markets for electronic inspection, we believe that the markets will remain strong for the next several quarters. We believe that the new products recently introduced or positioned for introduction in 2007 will support continued growth in future periods.

Objective

Our objective is to develop complete surface mount technology process control solutions for our customers. We intend to build upon our innovative products in systems for solder paste inspection, automated optical inspection and component alignment, with new sensing products that will be embedded inside SMT production equipment. We eventually intend to tie these products together as a full-line process control solution. We believe our new embedded process verification (EPV) sensor will eventually gain acceptance among manufacturers of pick and place machines as a further enhancement to inspection and control. During 2005, we introduced a new InPrinter Inspection Camera for DEK International GmbH. The camera is mounted inside their industry leading screen printer to ensure accurate board registration as well as to provide DEK with upgraded capability for solder paste and stencil inspection. Late in 2006 we completed development of our new 5th generation LaserAlign sensor for Juki’s industry leading line of pick-and-place machines, providing Juki with a 25% throughput improvement, alignment capability for the smallest components, improved reliability and the lowest cost of ownership.

We have established an office in China to further penetrate the growing market for manufacturing production equipment there and to increase the percentage of worldwide production lines that use inspection in their production process to improve production yields and reduce cost. An enhanced version of our SE 300 solder paste inspection system, the SE 300 Ultra was introduced in 2005, and an enhanced version of our Flex series automated optical inspection system, the Flex Ultra, was introduced in 2006. We continued to make improvements to these enhanced systems throughout 2006 to improve speed, measurement performance, reliability and ease of use, including simplified operator interfaces with foreign language capability.

During 2004 and 2005, our Semiconductor segment introduced the new WaferSense ™ Automatic Leveling Sensor (ALS), the first of a series in the WaferSense™ product line. WaferSense™ is a family of wireless, waferlike precision measurement tools for in-situ setup, calibration and process optimization in semiconductor processing equipment. We are currently working on several new additions to the WaferSense™ product line that will improve up-time and yield for semiconductor manufacturers.

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

SMT Electronic Assembly Sensors

Our SMT electronic assembly sensor product line, which has generated the largest component of our sales during the past nine years, is a family of sensors that uses similar technology, but that are customized for each customer and incorporated into the equipment manufactured by our customers for use in SMT circuit board assembly. We work closely with our original equipment manufacturer customers to integrate sensors into their equipment.

LaserAlign. Our LaserAlign sensor family has accounted for the vast majority of sales in the SMT electronic assembly sensors product line. These sensors are sold for incorporation into component placement machines used in the SMT production line that are manufactured by a number of different OEM customers. Sales of these products, including service repairs, to Juki Corporation accounted for approximately 29% of our revenue in 2006 and 25% of our revenue in 2005. Sales of these products, including service repairs, to Assembleon B.V., accounted for approximately 14% of our revenue in 2006 and 13% of our revenue in 2005. Accordingly, revenues and operations are currently heavily influenced by the level of purchases from these two customers (including purchases of Board Align Camera by Assembleon B.V.–see below) and by the cyclical nature of the SMT production industry.

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

The LaserAlign sensor is offered in several different configurations to satisfy the requirements of the different machines on which it is used. The latest version of the LaserAlign sensor technology was introduced in 2006 in a 5th generation sensor for Juki Corporation. Revenue from new product shipments of LaserAlign sensors has been a principal contributor to our growth during the past five years and accounted for 36% of our revenue in 2006, 30% in 2005 and 32% in 2004.

BoardAlign Camera (BA Camera). The BA Camera, which is incorporated directly into the placement head of component placement machines, identifies fiducial markings on a circuit board and aligns the board in the component placement machine prior to component placement. The BA Camera was introduced in a sensor for Assembleon B.V. during 2003 to be incorporated into their latest version component placement machine. Revenue from shipments of BA Camera sensors to Assembleon B.V. accounted for 6% of our revenue in 2006, 6% in 2005 and 9% in 2004.

InPrinter Inspection Camera. The InPrinter Inspection Camera, which is mounted directly in screen printers manufactured by DEK International GmbH, identifies fiducial markings on a circuit board to ensure accurate board registration prior to placement of solder paste, as well as to provide an upgraded capability for 2D solder paste and stencil inspection. The Inprinter Inspection Camera was introduced for DEK International GmbH during the third quarter 2005. Revenue from shipments of the InPrinter Inspection Camera accounted for 4% of our revenue in 2006 and 3% in 2005.

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

The SE 300 and SE 300 Ultra are in-line systems that measure in three dimensions the amount of solder paste applied to the circuit board after the first step of the SMT assembly process. Because of the small size of the components that must be placed on each pad of solder paste and the density of components placed on the circuit board, a significant amount of SMT assembly problems are related to the quality of solder paste deposition. Misplaced solder paste or excess or inadequate amounts of paste can lead to improper connections or bridges between leads causing an entire circuit board to malfunction. The SE 300 and SE 300 Ultra are designed to inspect the height, area and volume of 100% of a circuit board at production line speeds and with resolution that allows it to measure the smallest chip scale packages and micro ball array component sites. The SE 300 and SE 300 Ultra can be retrofitted and integrated into most SMT production lines, providing real time quality control immediately after a printed circuit board leaves the screen printer and before component placement commences.

We made regular improvements to the SE 300 from its introduction in 2000 until the SE 300 Ultra was introduced in 2005. We continued to enhance the SE 300 Ultra throughout 2005 and 2006 to improve speed, reliability and ease of use, including simplified operator interfaces with foreign language capability, to provide an inspection capability for flexible circuits, and to offer a new MicroPad sensor as an option to improve inspection measurement performance for the smallest solder paste deposits.

Revenues from shipments of the SE 300, SE 300 Ultra and sensor upgrades accounted for 20% of our revenue in 2006, 25% of our revenue in 2005 and 26% in 2004.

Automated Optical Inspection (Flex and Flex Ultra) Products. The Flex and Flex Ultra series of Automated Optical Inspection (AOI) products were initially introduced in the fourth quarter of 2000 and incorporates in-process technology acquired from Kestra, Ltd in 1999. Our Flex and Flex Ultra products allow for a variety of machine configurations (different number of cameras based on board size and resolution requirements) based on customer needs. These in-line products measure and inspect circuit boards after component placement to determine whether all components are present, that all components have been placed correctly and measure the quality of solder joints after reflow. These products incorporate high-resolution color cameras for improved imaging, and are designed to inspect the placement of the smallest components on circuit boards. The principal advantage of the Flex and Flex Ultra series of AOI products is ease of use for the operator compared to other AOI machines and the low level of false calls.

We have introduced a number of versions of the Flex series AOI products since their initial introduction in 2000. The latest Flex version introduced in 2006, the Flex Ultra, provides a 2x improvement in image resolution, better reliability, faster speed and up to a 50% improvement in performance measurement over our previous product.

Revenues from shipments of the Flex and Flex Ultra accounted for 11% of our revenue in 2006, 10% of our revenue in 2005 and 6% in 2004.

Semiconductor Products

Although we had sold some sensors for semiconductor wafer inspection prior to 1999, the semiconductor product line became a significant part of our business with the acquisition of certain assets of HAMA Laboratories, Inc. in 1999 and was further expanded with the acquisition of Imagenation Corporation in 2000. Currently, our principal semiconductor products are sensors that inspect the presence and orientation of semiconductor wafers in cassettes and FOUPS during the fabrication process. Other products include frame grabber and machine vision subsystems that were developed and sold by Imagenation. The majority of our semiconductor products are sold to original equipment manufacturers for incorporation into their workstations and systems. We have also introduced WaferSense™ (ALS), a wireless auto leveling sensor for calibration of semiconductor process tools. We anticipate that a greater proportion of our WaferSense™ sales will be to end-user customers than with our other semiconductor products. Overall, sales of our semiconductor products constituted 10% of our revenue in 2006, 13% in 2005 and 12% in 2004.

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

WaferSense™ Sensors. Our WaferSense™ family of sensors is intended to go where wafers go in semiconductor fabrication and provide measurements of critical factors that are currently impossible or extremely difficult to obtain. We introduced our first WaferSense™ product, the automatic leveling sensor (ALS), a level calibration tool for semiconductor process tools, in late 2004. The WaferSense ALS is a wireless, vacuum-compatible sensor that can be placed in cassettes, FOUPS, on end effectors, aligners, in load locks and process chambers used in semiconductor fabrication to ensure that all stations are level and coplanar. Because the user is not required to break down semiconductor fabrication equipment, or pressurize a vacuum chamber, we believe that WaferSense ALS will save significant time over the manual leveling currently used by customers and increase equipment up-time, through-put and process yield. Throughout 2005 and 2006 we introduced or continued to develop various new sensors for our WaferSense family of precision measurement tools, including new automated leveling, gapping and teachings sensors to assist with process optimization and yield improvement in the semiconductor fabrication process. We anticipate that a greater proportion of our WaferSense™ sales will be to end-user customers than with our other semiconductor products.

Markets and Customers

We sell the vast majority of our products into the electronics manufacturing market (90% of total revenues in 2006), particularly the portion servicing manufacturers doing SMT circuit board assembly. The value of automation is high in this market because the products produced have high unit costs and are manufactured at speeds too high for effective human intervention. Moreover, the trend in these industries toward smaller devices with higher circuit densities and smaller circuit paths requires manufacturing and testing equipment capable of extremely accurate alignment and multidimensional measurement such as achieved using non-contact optical sensors. Customers in these industries also employ knowledgeable engineers who are competent to work with computer-related equipment. Our LaserAlign products are sold to OEM’s serving this market and the SE 300, SE 300 Ultra and Flex and Flex Ultra inspection systems are sold to end-user electronic assembly manufacturers in this market.

We sell our semiconductor products into the semiconductor capital equipment market, for use in the fabrication of semiconductor devices. This market has many of the same characteristics as the SMT electronics assembly market and requires non-contact optical measurement tools that enable the production of more complex, higher density and smaller semiconductor devices. We sell our wafer mapping and alignment sensors to manufacturers of equipment that transport wafers during the semiconductor manufacturing (front-end fabrication) process. Our new WaferSense™ family of precision measurement tools for process optimization in semiconductor processing equipment will be sold directly to semiconductor fabrication facilities for use by process and equipment engineers during the production of semiconductor wafers.

An increasing proportion of our end-user SMT System sales are being originated in the low cost geographies of Asia where most of the new worldwide production capacity for circuit board assembly is being added. Consequently, most capital equipment suppliers are increasing their sales and operational capabilities in Asia to pursue sales in this market. In response, we opened our Singapore office in 2001 to support SMT Systems sales throughout Asia and opened a sales office in China in October 2004. This market is also important to our OEM electronic assembly sensor product lines as our OEM customers are looking to sell their pick-and-place equipment into this market.

We sell our products worldwide to many of the leading manufacturers of electronic circuit board assembly equipment, manufacturers of semiconductor DRAM memory, semiconductor capital equipment manufacturers and end-user electronic assembly manufacturers, including Asian original design manufacturers (ODM’s) and EMS’s, who manufacture cell phones, laptops and server boards, among other electronic devices. Although we maintain sales offices in the UK, Singapore and China, all manufacturing of our products occurs in the United States and all sales originate in the United States.

There has been an increase in export sales from 2004 to 2006 as the result of the majority of new worldwide electronics and semiconductor capacity being added in Asia. In addition, a significant portion of our export sales to Europe are OEM electronic assembly sensors that ultimately are sold by our OEM customer into Asia. The following table sets forth the percentage of total sales revenue represented by total export sales (sales for delivery to countries other than the United States, including sales delivered through distributors) by location during the past three years:

	Year Ended December 31,
	2006	2005	2004
Asia	50%	51%	46%
Europe	33%	30%	34%
Other (1)	1%	1%	1%

(1) Includes export sales in the Americas, primarily export sales to Canada, Mexico and Latin America.

See Note 10 to the Company’s Consolidated Financial Statements contained in item 8 of this Form 10-K.

All export sales are negotiated, invoiced and paid in U.S. dollars. Accordingly, although changes in exchange rates do not affect revenue and income per unit, they can influence the willingness of customers to purchase units.

Sales and Marketing

Our electronic assembly sensors are sold to large OEM customers by a direct sales staff located in Minnesota. Our systems products are primarily sold through independent representatives and distributors managed by direct sales personnel located in Minnesota, as well as in the UK, Singapore and China. We have agreements with 11 representatives and distributors in North and South America who focus primarily on SMT Systems products sold to end-users. We make most of our sales to international end-users of systems products through 25 representatives and distributors covering Europe (16) and the Pacific Rim (9).

Our wafer mapping semiconductor products are sold to large OEM customers by a direct sales staff located in Oregon and California. We sell our semiconductor frame grabber products through direct sales staff located in Portland, Oregon, and through 13 sales representatives throughout the world. These representatives are not under contract, but are authorized to sell frame grabber products and in many cases act as system integrators for our products. We have established a worldwide sales representative organization for our WaferSense™ semiconductor products. We currently have agreements in place or in process with sales representatives in the U.S. (6), Europe (2) and the Pacific Rim (5). Most of these sales representatives will also be authorized to sell wafer mapping semiconductor products.

We market our products through appearances at industry trade shows, advertising in industry journals, articles published in industry and technical journals and on the Internet. In addition, we have strategic relationships with certain key customers that serve as highly visible references.

Backlog

Our products are typically shipped two weeks to two months after the receipt of an order. Product backlog was $ 6.9 million at December 31, 2006, compared to $6.9 million on December 31, 2005, and $3.7 million on December 31, 2004. Backlog at December 31, 2006 totaling $6.5 million is deliverable in the first quarter of 2007. Sales of some surface mount technology (SMT) products may require customer acceptance due to performance or other acceptance criteria included in the terms of sale. For these SMT product sales, revenue is recognized at the time of customer acceptance. Although our business is generally not of a seasonal nature, sales may vary based on the capital procurement practices in the electronics and semiconductor industries. Our scheduled backlog at any time may vary significantly based on the timing of orders from OEM customers. Accordingly, backlog may not be an accurate indicator of performance in the future.

Research and Development

We differentiate our products primarily on the basis of customer benefits afforded by the use of clever and proprietary technology and on our ability to combine several different technical disciplines to address industry and customer needs. CyberOptics was founded by research scientists and has retained relationships with academic institutions to ensure that the most current information on technological developments is obtained. In addition, we actively seek ongoing strategic customer relationships with leading product innovators in our served markets and actively investigate the needs of, and seek input from, these customers to identify opportunities to improve manufacturing processes. Our engineers have frequent interactions with our customers to ensure adoption of current technologies. In some instances, we receive funding from these customers through development contracts that provide the customer with an exclusive selling period but allow us to retain technology and distribution rights.

We believe that continued and timely development of new products and enhancements to existing products is essential to maintaining our industry leading position in the market. As a technology based company, we commit substantial resources to research and development efforts, which play a critical role in maintaining and advancing our position as a leading provider of optical sensors and systems. During 2006 and 2005, research and development efforts were focused on a number of development activities, including a 5th generation LaserAlign sensor for Juki, a new InPrinter Inspection Camera for DEK International GmbH, continued development of our Embedded Process Verification (EPV®) technology initiative, and continued development of and enhancements to the SE and Flex series inspection systems, including our SE 300 Ultra solder paste inspection system, and new Flex Ultra automated optical inspection system.

In addition, we have continued to enhance our semiconductor wafer mapping sensors for the semiconductor market. In 2005, we commenced shipment of the EX-QS wafer mapping sensor. In 2006 and 2005, we continued development of our WaferSense™ family of precision measurement tools, including new automated leveling, gapping and teachings sensors to assist with process automation and yield improvement in the semiconductor fabrication process.

Research and development expenses were $8.1 million in 2006, $7.1 million in 2005 and $7.6 million in 2004. These amounts represented 14% of revenues in 2006, 17% in 2005 and 13% in 2004. Research and development expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. Research and development resource utilization is centrally managed based on market opportunities and the status of individual projects.

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

A variety of components used in our products are available only from single sources and involve relatively long order cycles, in some cases over one year. We have located sources for substitute components. Use of those alternative components could require substantial rework of the product designs, resulting in periods during which we could not satisfy customer orders. We believe we have identified alternative assembly contractors for most of our subassemblies. An actual change in such contractors would likely require a period of training and testing. Accordingly, an interruption in a supply relationship or the production capacity of one or more of such contractors could result in the inability to deliver one or more products for a period of several months. To help prevent delays in the shipment of our products, we maintain in inventory, or on scheduled delivery from suppliers, what we believe to be a sufficient amount of certain components based on forecasted demand (forecast extends a minimum of 6 months).

Competition

Although we believe that our products offer unique capabilities, competitors offer technologies and systems that perform some of the visual inspection and alignment functions performed by our products. We face competition from a number of companies in the machine vision, image processing and inspection systems market, some of which are larger and have greater financial resources.

Our electronic assembly sensor products face competition in the market for alignment and inspection on OEM component placement machines primarily from manufacturers of vision (camera and software based) systems. Potential competitors in these markets include Cognex Corporation and Electro Scientific Industries, Inc. We compete in this market based on our ability to custom design products with stringent physical form requirements, speed, flexibility, cost and ease of control. In addition, our products compete with systems developed by OEMs using their own design staff for incorporation into their products. Our electronic assembly sensor products have historically competed favorably on the basis of these factors, and particularly on the basis of speed and product cost. Our sensor products are also better suited to align the smaller electronic component sizes currently available in the market. Nevertheless, advances in terms of speed by vision systems have reduced some of the advantages of our products in some configurations. We have introduced newer configurations adapted by several customers that we believe allow our sensors, and the component placement machines in which they are incorporated, to compete favorably based on the speed and accuracy of their performance, and their price. In addition, we are expanding our focus to incorporate additional inspection capabilities into our sensors, including our embedded process verification (EPV) technology initiative, which could give us a competitive advantage in this market.

The primary competition for sales of our SE 300 and SE 300 Ultra solder paste inspection products has been from Asian based companies such as KohYoung Technology (Korea), and Test Research, Inc. (Taiwan). GSI Lumonics, Inc. (SVS division), Agilent Technologies, Inc., CKD Corporation (Japan) and Orbotech, Ltd. (Israel) have also been competitors. We believe that a few of these competing systems have a lower price position than our SE 300 products. Although we believe our SE 300 products compete favorably against these competitive products on the basis of performance and reliability, the introduction of lower cost competitive models has required us to decrease the price of our SE 300 products in some markets. In addition, some manufacturers of screen printing equipment provide optional 2-D solder paste inspection, and other machine vision companies (AOI companies) have started offering 2-D and occasionally 3-D solder paste inspection products.

Our AOI inspection system products (Flex and Flex Ultra Products) face competition from a large number of AOI companies, the most significant being Agilent (formerly MVT), Orbotech, Ltd. (Israel), Viscom (Germany), Saki Corporation (Japan) and Omron, Ltd. (Japan). We believe that the technology used in the Flex series is differentiated from the competition and that it will compete effectively in this market based on measurement accuracy, cost, ease of use and the low rate of false calls.

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

Our WaferSense™ family of sensors is intended to go where wafers go in semiconductor fabrication and provide measurements of critical factors that are currently impossible or extremely difficult to obtain. We believe our WaferSense™ products are unique to the marketplace and primarily face competition from the manual leveling and gapping techniques currently used by most customers to ensure that their semiconductor fabrication equipment is level and coplanar. Because the user is not required to break down semiconductor fabrication equipment, or pressurize a vacuum chamber, we believe that our WaferSense products will save significant time over the manual techniques currently used by customers and will increase equipment up-time, through-put and process yield.

Although we believe our current products offer several advantages in terms of price and suitability for specific applications and although we have attempted to protect the proprietary nature of such products, it is possible that any of our products could be duplicated by other companies in the same general market.

Employees

As of December 31, 2006, we had 175 full-time and 4 part-time employees worldwide, including 39 in sales, marketing and customer support, 68 in manufacturing, purchasing and production engineering, 51 in research and development and 21 in finance, administration and information services. Of these employees, 132 are located at our corporate headquarters in Minneapolis and 47 are located in other offices (5 in the UK, 27 in Oregon, 8 in Singapore and 7 in China). All of our employees located in Oregon work in our Semiconductor business. To date, we have been successful in attracting and retaining qualified technical personnel, although there can be no assurance that this success will continue. None of our employees are covered by collective bargaining agreements or are members of a union.

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

We hold 87 patents (57 U.S. and 30 foreign) on a number of technologies, including those used in the LaserAlign systems and other products. Some of the patents relate to equipment such as pick-and-place machines, into which our sensor products are integrated. In addition, we have 120 pending patents (38 U.S. and 82 foreign). We protect the proprietary nature of our software primarily through copyright and license agreements, but also through close integration with our hardware offerings. We utilize 17 trademarks, 15 of which are registered trademarks, and 3 of which are foreign. We also have 8 domain names and several common law trademarks. It is our policy to protect the proprietary nature of our new product developments whenever they are likely to become significant sources of revenue. No guarantee can be given that we will be able to obtain patent or other protection for other products.

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

ITEM 1A. RISK FACTORS

Our operations are subject to a number of risks and uncertainties that may effect our financial results, our accounting, and the accuracy of the forward making statements we make in this Form 10-K. We make statements regarding anticipated product introductions, changes in markets, customers and customer order rates, expenditures in research and development, growth in revenue, taxation levels, the effects of pricing, and the ability to continue to price foreign transactions in U.S. currency, all of which represent our expectations and beliefs about future events. Our actual results may vary from these expectations because of a number of factors that affect our business, the most important of which include the following:

•

The market for capital equipment for the electronics industry in which we operate is cyclical and we cannot predict with precision when market downturns will occur. We operate in a very cyclical market–the electronics capital equipment market. We have been unable to predict with accuracy the timing or magnitude of periodic downturns in this market. These downturns, particularly the severe downturn in electronics production markets from 2001 through 2003, have severely affected our operations in the past and generated several years of unprofitable operations. We may be unable to foresee additional changes in these markets before they affect our operations in the future.

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

•

We are dependent upon two customers for a significant amount of our revenue. We have been dependent on two original equipment manufacturer customers for a large portion of our revenue (49% in 2006, 44% in 2005 and 50% in 2004). Our operations were significantly negatively affected by reduced order rates from these two customers during 2001, 2002 and the first half of 2003, and were favorably impacted by increased order rates in the last half of 2003 and the first three quarters of 2004. Order rates for these customers continued to sequentially decline through the second quarter of 2005, and then started to sequentially increase in the third and fourth quarters of 2005, peaking in the first quarter of 2006. Order rates leveled off at lower, but still favorable levels, for the remainder of 2006. If these customers are unsuccessful selling the products into which our sensors are incorporated, design their products to function without our sensors, purchase sensors from other suppliers, or otherwise terminate their relationships with us, our results of operations would be significantly negatively affected.

•

We are dependent upon a single product line in our systems business for over a quarter of our revenue. During 2006, approximately 20% of our total revenue was generated by sales of a single SMT Systems product line, the SE 300, and SE 300 Ultra. Sales of these products have been subject to increasing competition in the Asian markets, negatively impacting our market share and sales prices for our products. If we are not successful in continuing to sell and differentiate this product line relative to our competition, our results of operations would be negatively affected.

•

We generate more than three quarters of our revenue (approximately 85% in 2006) from export sales that are subject to risks of international operations. Our export sales are subject to many of the risks of international operations including:

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

•

Because we price our products in US dollars, our products may have difficulty competing in periods of increasing strength of the dollar. All of our international export sales are negotiated, invoiced and paid in U.S. dollars, and accordingly, currency fluctuations do not affect our revenue and income per unit. However, significant fluctuations in the value of the U.S. dollar relative to other currencies could have an impact on the price competitiveness of our products relative to foreign competitors, which could impact the willingness of customers to purchase our products and have an impact on our results of operations.

•

Our products could become obsolete. Our current products, as well as the products we have under development, are designed to operate with the technology we believe currently exists or may exist for electronic components, printed circuit boards and memory modules. The technology for these components changes rapidly and, because it takes considerable time to develop new products, we must anticipate technological developments in order to effectively compete. Further, because we do not have unlimited development resources, we might chose to forgo the pursuit of what becomes a leading technology and devote our resources to technology that is less successful. If we incorrectly anticipate technology developments, or have inadequate resources to develop our products to deal with changes in technology, our products could become obsolete.

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

•

Our systems products carry lower margins. We use a different distribution network to sell our end-user systems products, and generate lower margins from these products, than the distribution system and margins from our electronic assembly sensor and semiconductor products. To the extent our end-user systems constitute a larger portion of our business, our profit margins may be affected.

•

Competitors in Asia may be able to compete favorably with us based on lower production and employee costs. We compete with large multinational systems companies in sales of end-user systems products, many of which are able to take advantage of greater financial resources and larger sales distribution networks. We also compete with new Asian based suppliers of end-user systems products, many of which may have lower overall production and employee costs and are willing to offer their products at lower selling prices to customers.

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

•

Our growth has been dependent on technical innovation and is affected by the timing and success of product introductions. Although our results are cyclical, our objective is to grow revenue and profitability over the long term. Our growth has been in the past, and we anticipate that it will be in the future, dependent upon our ability to introduce new and innovative products. We plan to continue to introduce new products during fiscal 2007 and beyond. If those introductions are delayed, our revenue and profitability could be negatively affected. For example, we have devoted and continue to devote significant resources to complete development and commence sale of our embedded process verification (EPV) products. The introduction of these products has been delayed because of economic conditions affecting our customers, required adaptations for OEM requirements and other issues and these products have yet to generate substantial commercial sales.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease a 60,217 square foot mixed office and warehouse facility built to our specifications in Golden Valley, Minnesota, which functions as our corporate headquarters and primary manufacturing facility. The lease for this space will expire in June 2011. As of December 31, 2006, we also have operating leases in Oregon (for our semiconductor business), Singapore, Massachusetts, the United Kingdom, and Shanghai China, which expire in December 2009, May 2007, August 2008, June 2008 and August 2008, respectively. We believe that our leased facilities are adequate for our anticipated needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material pending or threatened legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2006.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market. The following table sets forth, for the fiscal periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq Global Market. These prices do not reflect adjustments for retail markups, markdowns or commissions.

	2006		2005
Quarter	High	Low	High	Low

First	$16.25	$13.25	$15.36	$11.76
Second	$16.25	$12.00	$14.17	$10.31
Third	$14.10	$11.75	$15.36	$12.83
Fourth	$14.24	$11.07	$14.74	$12.26

As of February 28, 2007, there were approximately 219 holders of record of common stock and approximately 3,012 beneficial holders. We have never paid a dividend on our common stock. Dividends are payable at the discretion of the Board of Directors out of funds legally available therefore. Our board has no current intention of paying dividends.

Company Repurchase of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1, 2006 to October 31, 2006	8,000	$12.4975	8,000	485,500

November 1, 2006 to November 30, 2006	112,646	$12.0215	112,646	372,854

December 1, 2006 to December 31, 2006	83,252	$12.4608	83,252	289,602

Total	203,898	$12.2502	203,898	289,602

(1)

Prior to October 1, 2006, the Company had repurchased an aggregate of 6,500 shares of its common stock pursuant to the repurchase program that it publicly announced on July 26, 2006 providing for the repurchase of 500,000 shares, and with the repurchases of 203,898 shares in the fourth quarter, had repurchased an aggregate of 210,398 shares under that authorization. Also on July 26, 2006, the Company announced its intention to adopt a 10b5-1 plan to facilitate the purchase of the shares during periods it might otherwise be prevented by insider trading laws from making such repurchases. Shares were purchased in open market transactions pursuant to this 10b5-1 plan.

Shareholder Return

The following graph compares the cumulative total shareholder return on our common stock from January 1, 2002 through December 31, 2006 with the cumulative total return on a broad market index (the Nasdaq US Index) and a peer group index (the Nasdaq Computer and Data Processing Index). In each case, we have calculated the cumulative return assuming an investment of $100 on January 1, 2002, and reinvestment of all dividends.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Financial Summary

CyberOptics Corporation

(In thousands, except per share information)

Year Ended December 31	2006	2005 (1)	2004	2003 (2)	2002 (3)

Revenues	$57,089	$42,179	$58,037	$35,636	$24,634
Income (loss) from operations	$7,121	$3,104	$12,325	$(2,814)	$(13,908)
Net income (loss)	$6,390	$7,150	$10,626	$(2,637)	$(13,555)
Net income (loss) per share:
Basic	$0.71	$0.80	$1.23	$(0.32)	$(1.66)
Diluted	$0.70	$0.79	$1.18	$(0.32)	$(1.66)

Cash and cash equivalents	$30,056	$19,592	$25,416	$11,354	$11,009
Marketable securities	18,951	21,548	14,868	13,468	9,809
Working capital	55,662	48,515	38,921	26,963	25,268
Total assets	82,010	73,027	65,096	47,926	48,274
Stockholders’ equity	73,020	66,190	57,951	41,752	44,062

(1)	2005 results include a $3.7 million non-cash income tax benefit related to a reduction in the valuation allowance for deferred income taxes in the fourth quarter of 2005.
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

Results of Operations for the Three Years Ended December 31, 2006:

General Overview

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

The worldwide demand for cell phones, laptops and other consumer electronics remained strong and continued to increase throughout 2006, driving the need for increased production of printed circuit boards and memory modules. In addition, the economies in the countries where most of our products are sold also remained strong. These factors combined to drive an increase in demand for our electronic assembly and semiconductor products in 2006 compared to 2005. Demand for our products started to increase in the third quarter of 2005, continued to improve throughout the first quarter of 2006, and then leveled off at lower, but still favorable levels, for the remainder of 2006. Our consolidated revenues for 2006 increased 35% from 2005 to $57.1 million. Income from operations for 2006, benefiting from the higher level of revenue and lower cost structure implemented during 2001, 2002 and 2003, improved 129% to $7.1 million from $3.1 million in 2005.

Our operating results declined in 2005 in response to downturns in both the electronic assembly and semiconductor capital equipment markets that begin late in the third quarter of 2004 and continued through the second quarter of 2005. Although the economies in the countries where most of our products are sold continued to be strong, the semiconductor market weakened, and with it, the circuit board production market. While this downturn was not as severe as the downturn experienced from 2001 to early 2003, it resulted in a significant decline in operating results over our exceptionally strong results in 2004. Consolidated revenues for 2005 declined 27% from 2004 to $42.2 million. Operating results for 2005 benefited from a lower cost structure implemented during 2001, 2002 and 2003. As a result, 2005 operating profits were $3.1 million despite lower revenues compared to 2004.

Order rates during the fourth quarter of 2006 were consistent with order levels for the second and third quarters of 2006. We believe the global markets for our electronic assembly and semiconductor products remain relatively strong. Although we cannot predict with precision the trends in the markets we serve, we do not anticipate any significant softening in our markets, at least for the early months of 2007.

During 2005, as a result of our lower cost structure and history of improved profitability, we reduced the valuation allowance for deferred income taxes that had been established in the third quarter of 2002. The reduction in the valuation allowance resulted in a non-cash income tax benefit in the fourth quarter of 2005 of $3.7 million. See Note 5 of this Form 10-K for a further discussion of the accounting treatment for income taxes.

Our balance sheet is also well positioned as the result of improved operating results and effective management of working capital and other assets. We have no debt and our cash and marketable securities are $49.0 million at December 31, 2006 compared to $41.1 million at December 31, 2005.

Segment Results

During the fourth quarter of 2005, we reorganized our business into two operating segments, the electronic assembly and semiconductor segments, in order to increase focus and management attention on growth opportunities in our markets. The electronic assembly segment designs, manufactures and sells optical process control sensors and inspection systems for the electronic assembly equipment market.

The semiconductor segment designs, manufactures and sells optical and other process control sensors and related equipment for the semiconductor capital equipment market. Segment information follows:

	Year Ended December 31,
(In thousands)	2006	2005	2004

Revenue:
Electronic assembly	$51,142	$36,738	$51,019
Semiconductor	5,947	5,441	7,018
Total	$57,089	$42,179	$58,037

Gross margin:
Electronic assembly	$25,926	$19,347	$28,953
Semiconductor	3,975	3,725	5,174
Total	$29,901	$23,072	$34,127

Operating expense:
Electronic assembly	$18,110	$15,599	$17,115
Semiconductor	4,670	4,369	4,687
Total	$22,780	$19,968	$21,802

Income (loss) from operations:
Electronic assembly	$7,816	$3,748	$11,838
Semiconductor	(695)	(644)	487
Total income from operations	$7,121	$3,104	$12,325
Interest income and other	1,943	951	343
Income before income taxes	$9,064	$4,055	$12,668

Revenues

Our revenues increased by 35% to $57.1 million in 2006 from $42.2 million in 2005, and decreased 27% in 2005 from $58.0 million in 2004. The following table sets forth, for the years indicated, revenues by product line (in thousands):

	2006	2005	2004
Electronic Assembly
OEM Sensors	$32,006	$21,623	$31,275
SMT Systems	19,136	15,115	19,744
Total Electronic Assembly	51,142	36,738	51,019
Semiconductor	5,947	5,441	7,018
Total	$57,089	$42,179	$58,037

Electronic Assembly

Revenues from our electronic assembly sensors increased $10.4 million or 48 % during 2006 compared to 2005 and decreased $9.7 million or 31% during 2005 compared to 2004. During 2006, revenue from electronic assembly sensors were positively impacted by improved worldwide demand for cell phones, laptops and other consumer electronics, driving the need for increased production of printed circuit boards and memory modules. In addition, the economies in the countries where most of our products are sold also were strong. These factors combined to drive an increase in demand for our electronic assembly sensors in 2006 compared to 2005.

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

Revenues from our SMT systems products increased $ 4.0 million or 27% during 2006 compared to 2005 and decreased $4.6 million or 23% during 2005 compared to 2004. Like our sensor revenue, revenue from our SMT system products were positively impacted by improved worldwide demand for electronics and favorable conditions in the countries where most of our products are sold. Revenue from our systems products in 2006 was also favorably impacted by the introduction of a new version of our Flex series AOI system, the Flex Ultra, in the first quarter of 2006. This system, which offers improved performance over earlier versions of our Flex AOI system, was favorably received by the market. Our sales of Flex products increased $2.3 million or 55% during 2006.

During 2005, revenue from our SMT system products were also negatively impacted by a downturn in the SMT electronic assembly market, but this negative impact was partially offset by positive market acceptance of our next generation solder paste inspection system, the SE 300 Ultra, and increased sales of our Flex series AOI systems. Sales of our Flex AOI systems increased approximately $.5 million compared to 2004.

During 2004, revenues from SMT systems, primarily our SE 300 solder paste inspection system, were positively impacted by improved market conditions in the SMT capital equipment markets and by success in selling systems to many of the large manufacturers of circuit boards in Asia (particularly China). A large portion of the worldwide production capacity for printed circuit boards is being added in Asia, and we have been successful in selling inspection systems to new and existing customers in that region through our expanded distribution capability (opened Singapore sales office in 2001 and a sales office in China in 2004). In addition, 2004 revenues from our Flex series AOI systems increased $1.5 million compared to 2003 levels. We believe that increased use of outsourcing for circuit board assembly, production difficulties associated with smaller component sizes, increased production speeds and increased cost pressure on companies manufacturing circuit boards has caused increased demand for our inspection equipment.

Export revenue from electronic assembly sensors and SMT systems totaled $46.5 million in 2006, $32.8 million in 2005 and $45.3 million in 2004, comprising 91% of electronic assembly revenue in 2006, and 89% of electronic assembly revenue in both 2005 and 2004. An increasing proportion of our sales have been to international customers as manufacturing of electronic components has migrated offshore, particularly to China and other areas of Asia.

We believe the market trend toward automated inspection using SMT inspection systems is continuing to grow and emerge due to ongoing miniaturization of SMT circuit board components. Required for downsizing products, some new generation components have become so small that it is now virtually impossible for the human eye to inspect circuit boards for defects in solder paste quality, component placement and solder joints. For this reason, we believe automated inspection has become the only viable means for inspecting SMT circuit boards with such tiny components, and we believe that our SMT systems products will be one of our primary growth drivers over the next few years.

Semiconductor

Revenues from semiconductor products increased by $0.5 million or 9% in 2006 compared to 2005, following a decrease of $1.6 million or 22% in 2005 compared to 2004. The increase in 2006 was due to improved conditions in the semiconductor fabrication capital equipment market that began late in the fourth quarter of 2005, resulting in higher revenues from our wafer mapping sensors and new WaferSense™ products. Revenues from our frame grabber products increased slightly in 2006 compared to 2005. The decrease in revenue in 2005 was due to lower revenues from wafer mapping sensors and frame grabber products, resulting from depressed market conditions in the semiconductor fabrication and general industrial capital equipment markets.

Our wafer mapping and frame grabber products are relatively mature. We anticipate that future growth in our semiconductor revenues, exclusive of changes related to capital procurement cycles, will come from our new WaferSense™ products. WaferSense™ is a family of wireless, wafer like precision measurement tools for in-situ setup, calibration and process optimization in semiconductor processing equipment. We are currently working on several new additions to the WaferSense™ product line, including additional leveling sensors and new gapping and teaching sensors.

Export revenue from semiconductor products totaled $1.8 million or 31% of total semiconductor revenue in 2006, $1.6 million or 29% of total semiconductor revenue in 2005, and $1.5 million or 22% of total semiconductor revenue, in 2004. The increase in international revenue as a percentage of total semiconductor revenue in 2006 compared to 2005 is due to increased sales of frame grabbers in Europe. In addition, our wafer mapping sensors do not generate significant international sales. Fluctuations in the sales level of these products can also cause fluctuations in our international revenue, as a percentage of total semiconductor revenue. The increase in international revenue as a percentage of total semiconductor revenue for 2005, compared to 2004, is due to lower sales of wafer mapping sensors.

Adoption of SFAS No. 123(R)

During the first quarter of 2006, we began recording compensation expense for equity-based awards as required by SFAS No. 123(R). The following table sets forth compensation expense (pre-tax) by segment for our equity-based awards for the year ended December 31, 2006 (in thousands):

	Twelve months ended December 31, 2006
(In thousands)	Electronic Assembly	Semi- Conductor	Total
Cost of revenue	$70	$13	$83
Research and development expenses	137	27	164
Selling, general and administrative expenses	479	52	531
Total	$686	$92	$778

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

Electronic Assembly

Gross margin as a percentage of electronic assembly sales were 51% in 2006, 53% in 2005 and 57% in 2004. The decrease in gross margin as a percentage of sales in 2006, compared to 2005, was due to increasing competition resulting in lower sales prices for our electronic assembly products, particularly our SMT system products. Increased competition and resulting price pressure on our SMT system products reduced gross margins as a percentage of electronic assembly sales in 2006, compared to 2005, by approximately one percentage point. The remaining decrease in gross margin as a percentage of sales in 2006 was due to a $0.2 million inventory write-down of a non-OEM sensor product, increasing price competition for our other electronic assembly sensor products, and changes in mix of products sold. Our gross margin as a percentage of sales is generally lower for our system products as compared to our sensor products.

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

As the market for automated inspection has continued to grow and emerge, additional competitors have entered the marketplace for these products. Although we believe our SMT system products compete favorably against these competitive products on the basis of performance and reliability, the introduction of lower price competitive models has required us to decrease the selling price of our products in some markets. With respect to our systems products, and particularly our solder paste inspection machines, we anticipate that pricing pressures will continue in 2007 due to the additional competition in the marketplace for all forms of automated circuit board inspection.

Semiconductor

Gross margin as a percentage of sales were 67% in 2006, 68% in 2005 and 74% in 2004. Similar to the electronic assembly segment, gross margin as a percentage of sales for the semiconductor segment is dependent on revenue mix and the level of production volume over which to spread fixed manufacturing overhead costs. Gross margins decreased as a percentage of revenue in 2006 from 2005 due to a change in revenue mix, with our highest margin wafer mapping sensors representing a smaller percentage of total semiconductor revenue. In addition, revenue from our lower margin leveling sensor products was up significantly in 2006 compared to 2005. Gross margins decreased as a percentage of revenue in 2005 from 2004 due to decreased volume, and a change in revenue mix, with lower sales of higher margin wafer mapping sensors.

We currently expect gross margins as a percentage of revenue from our semiconductor products to remain consistent or increase slightly in 2007 from 2006 levels, due to anticipated changes in revenue, and new product introductions, which are expected to carry slightly higher gross margins than our existing products.

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

We are currently expecting research and development, and selling, general and administrative expenses to be higher in 2007, compared to 2006, as we continue new product development efforts, and continue development of our sales channels and new sales territories. We are considering additional research and development projects, and may elect to increase expenditures based on an assessment of the future revenue and profit potential of these projects. Further, sales commissions and other selling, general and administrative costs may be higher in 2007 if revenue and profit levels increase over 2006 levels.

Fluctuations in the level of research and development and selling, general and administrative expenses as a percentage of revenue for both the electronic assembly and semiconductor segments are primarily due to fluctuations in the level of revenue in 2006, 2005 and 2004.

Electronic Assembly

Research and development expenses were $6.3 million or 12% of revenue in 2006, $5.4 million or 15% of revenue in 2005 and $5.8 million or 11% of revenue in 2004. The 15% increase in research and development expense in 2006 compared to 2005 was due to increased compensation costs of $0.5 million, including increases in company wide incentive compensation costs in 2006, resulting from higher levels of revenue and profit, and stock compensation costs resulting from our adoption of SFAS No. 123(R). The remaining increase in research and development expense in 2006 was due to higher costs for other expenses related to our development projects, such as travel, occupancy and supplies.

During 2006 we completed development of our 5th generation LaserAlign sensor for Juki’s industry leading line of pick-and-place machines. The new sensor provides Juki with a 25% throughput improvement, alignment capability for the smallest components, improved reliability and the lowest cost of ownership. Early in 2006 we introduced an enhanced version of our Flex series automated optical inspection system, the Flex Ultra. We continued to make improvements to our SE 300 Ultra and Flex Ultra SMT products throughout 2006, including improvements for speed, measurement performance, reliability, ease of use, and simplified operator interfaces with foreign language capability. We also continued work on our EPV technological initiative.

The 6% decrease in research and development expenses in 2005 compared to 2004, was principally due to a $0.3 million decrease in company wide incentive compensation costs in 2005, resulting from lower levels of revenue and profits. During 2005 we completed development of our new SE 300 Ultra solder paste inspection system, and our new InPrinter Inspection camera for DEK International Gmbh. We also started development of an enhanced version of our Flex series automated optical inspection system. During 2004, research and development efforts were primarily focused on initial development activities for several new sensor products, including development activities for the new Embedded Process Verification sensor family (EPV®), continued development of the SE and Flex series inspection systems, next generation LaserAlign products, and board alignment cameras.

Selling, general and administrative expenses were $11.7 million or 23% of revenue in 2006, $10.1 million or 27% of revenue in 2005 and $11.1 million or 22% of revenue in 2004. The 17% increase in selling, general and administrative expenses in 2006 compared to 2005 was due to increased compensation costs of $1.5 million, including increases for company wide incentive compensation costs in 2006, resulting from higher levels of revenue and profit, stock compensation expense resulting from adoption of SFAS No. 123 (R), plus additional field sales and applications support personnel required to generate the higher level of SMT systems sales in 2006. Travel costs were higher in 2006 due to the additional field sales and support headcount added in 2005 and 2006.

The 9% decrease in selling, general and administrative expenses in 2005 compared to 2004, was principally due to a $1.4 million reduction in sales commissions and company wide incentive compensation costs associated with lower levels of revenue and profits in 2005, partially offset by increased costs for our new sales office in China that opened in December 2004.

Semiconductor

Research and development expenses were $1.8 million or 31% of revenue in 2006, $1.7 million or 31% of revenue in 2005 and $1.9 million or 27% of revenue in 2004. The 11% increase in research and development expense in 2006 compared to 2005 is due to increased compensation costs for company wide incentive compensation programs and stock compensation expense resulting from adoption of SFAS No. 123 (R). A $0.1 million decrease in incentive compensation costs, resulting from lower levels of revenue and profit in 2005, contributed to the 11% decrease in research and development expense in 2005 compared to 2004.

During 2006 and 2005, we continued to develop various new sensors for our WaferSense family of precision measurement tools, including new automated leveling, gapping and teachings sensors to assist with process optimization and yield improvement in the semiconductor fabrication process.

Selling, general and administrative expenses were $2.3 million or 39% of revenue in 2006, $2.0 million or 37% of revenue in 2005 and $2.0 million or 29% of revenue in 2004. The 18% increase in selling, general and administrative expense in 2006 compared to 2005 is due to costs for additional management, higher sales commissions, equity compensation costs resulting from adoption of SFAS No. 123 (R) and company wide incentive compensation costs resulting from higher levels of revenue and profit. Expenses in 2005 were flat compared to 2004, as a $0.2 million reduction in costs for sales commissions and company wide incentive compensation programs, resulting from lower revenue and profit levels in 2005, were offset by higher costs for additional management and marketing employees.

Amortization of Intangible Assets

Amortization of acquired intangible assets related to our electronic assembly segment was $0.1 million in 2006, 2005 and 2004. We expect amortization expense for acquired intangible assets related to our electronic assembly segment to be $0.1 million in 2007.

Amortization of acquired intangible assets related to our semiconductor segment was $0.5 million in 2006, $0.7 million in 2005 and $0.8 million in 2004. The decrease in semiconductor related amortization was due to certain acquired intangible assets becoming fully amortized during 2006 and 2005. We expect amortization expense for acquired intangible assets related to our semiconductor segment will be less than $0.1 million in 2007.

Interest Income and Other

Interest income and other primarily includes interest earned on investments and gains and losses associated with foreign currency transactions. Interest income and other increased during 2006 and 2005 as the result of additional invested funds, higher rates of interest earned on those funds and lower foreign currency transaction losses. Interest income and other increased during 2004 as the result of additional invested funds, partially offset by increased foreign currency transaction losses.

Income Taxes

We currently have significant deferred tax assets as a result of foreign net operating loss carry forwards, U.S. tax credit carry forwards and temporary differences between taxable income on our tax returns and income before income taxes under U.S. generally accepted accounting principals. A deferred tax asset generally represents future tax benefits to be received when these carry forwards can be applied against future taxable income or when expenses previously reported in our financial statements become deductible for income tax purposes. We assess the realizability of our deferred tax assets and the need for a valuation allowance based on Statement of Financial Accounting Standards No. 109.

In the third quarter of fiscal 2002, we recorded a full valuation allowance against our deferred tax assets. Our decision to record the valuation allowance was based on the cumulative losses we had incurred over the three years prior to that date, the fact that we were continuing to generate operating losses and that we fully utilized our loss carry back benefit in 2002. From the third quarter of fiscal 2002 through the third quarter of 2005, we continued to provide a full valuation allowance against all future tax benefits produced by our operating results.

During 2004, we recorded an income tax provision of approximately $2.0 million resulting in an effective income tax rate of approximately 16% because we had utilized our available tax operating losses and were subject to Alternative Minimum Tax limitations. Because we continued to maintain a valuation allowance on deferred tax assets, projected current taxes payable comprised the entire tax provision, and were the basis for our effective tax rate.

During the fourth quarter of 2005, we reduced the valuation allowance on our deferred tax assets, initially established in the third quarter of 2002, resulting in a non-cash income tax benefit of $3.7 million. Our tax benefit for 2005, including reversal of the valuation allowance, was equal to $3.1 million. We considered a number of factors in our decision to reduce the valuation allowance on deferred tax assets, including our anticipated level of profitability in the future, our history of recent profitability and cumulative profitability since inception, and utilization of our available U.S. based net operating loss carry forwards. After considering these factors, we concluded that a reduction in the valuation allowance was appropriate. Accordingly, the benefit we will derive in future accounting periods from carry forwards and deductible temporary differences has been reflected as a “deferred tax asset” on our balance sheet.

Due to the prior year reduction of the valuation allowance, we were taxed at a more normalized rate in 2006. Our tax provision for 2006 includes a $0.2 million income tax benefit from favorable resolution of a tax contingency accrual for prior year’s income taxes, resulting from the closing of a domestic statute of limitations. We also recognized a $0.2 million income tax benefit that resulted from the federal R&D tax credit signed into law in the fourth quarter of 2006 and made retroactive for the full year. For 2006, including the income tax benefits described above, we recorded a tax provision at a consolidated worldwide effective tax rate of 29.5%.

Liquidity and Capital Resources

Our cash and cash equivalents increased by $10.5 million during 2006 primarily because of maturities of $2.7 million of marketable securities, net of purchases, $9.8 million of cash generated from operating activities, partially offset by the purchase of $1.4 million of capital assets and $0.6 million of cash used by financing activities. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities, and investment of cash balances in marketable securities, or from other sources of cash, in addition to marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Our combined balances of cash and marketable securities increased $7.9 million to $49.0 million as of December 31, 2006 from $41.1 million as of December 31, 2005.

We generated $9.8 million of cash from operations during 2006. Cash generated from operations included net income of $6.4 million, which included $3.5 million of net non-cash expenses for depreciation and amortization, provisions for inventory obsolescence, doubtful accounts and deferred taxes, foreign currency transactions and stock compensation expense. Changes in operating assets and liabilities included increases in accounts payable of $1.1 million and increases in accrued expenses of $1.3 million. This cash generated was offset by an increase in accounts receivable of $.7 million, increases in inventory of $1.6 million and decreases in advance customer payments of $0.4 million. Increases in accounts payable are the result of inventory purchases to support additional customer evaluations of our SMT system products. The increase in accrued expenses resulted from the accrual of company wide incentive compensation costs due to higher levels of revenue and profit in 2006 and increases in warranty reserves resulting from higher revenue levels. Increases in accounts receivable are due to higher revenue levels in 2006, compared to 2005. The decrease in advance customer payments is due to lower sales from customers who pay prior to our recognition of revenue from the related sale.

We generated $1.6 million of cash from operations during 2005. Cash generated from operations primarily included net income of $7.1 million, which included net non-cash expenses for depreciation and amortization, provisions for inventory obsolescence and doubtful accounts of $2.2 million, tax benefits from the exercise of stock options of $0.1 million and increases in accounts payable of $1.1 million. This cash generated was adjusted by $3.7 million related to the non-cash deferred tax provision and offset by an increase in accounts receivable of $2.4 million, increases in inventory of $0.8 million and increases in other assets of $0.5 million, as well as reductions in accrued expenses of $1.9 million. Increases in accounts payable are the result of increased inventory purchases. The increase in deferred taxes resulted from the reversal of the valuation allowance established in 2002. Increases in accounts receivable are due to higher revenue levels in the fourth quarter of 2005, compared to 2004, and proportionately more system sales through distributors, which increases the timing of receivable collections. Increases in inventory are the result of purchases to support higher order rates and backlog at the end of 2005, compared to 2004. Decreases in accrued expenses are primarily due to payment of 2004 incentive compensation accruals in 2005.

We used $1.3 million of cash for investing activities during 2006 compared to $7.9 million in 2005. Changes in the level of investments in marketable securities, resulting from the purchases and maturities of those securities, provided $2.7 million of cash in 2006 and used $6.7 million of cash in 2005. We used approximately $1.4 million of cash in 2006 and $1.2 million of cash in 2005 for the purchase of fixed assets and capitalized patent costs.

We used $0.6 million of cash in 2006 for financing activities and generated $0.4 million of cash from financing activities during 2005. Stock option exercises and issuance of common stock under the Employee Stock Purchase Plan generated $1.8 million of cash in 2006 compared to $0.9 million of cash in 2005. The tax benefits from exercise of stock options generated $0.2 million of cash in 2006. During 2006, $2.6 million of cash was used to repurchase common stock compared to common stock repurchases of $0.5 million in 2005. At December 31, 2006, we had authority to purchase up to an additional 289,602 shares of our common stock under a stock repurchase program for a total of 500,000 shares approved by our board of directors in July 2006. Future repurchases under this authorization could be a use of cash in 2007.

At December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes. We do not believe we are exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Except for our obligations under facilities leases and purchase contracts, we had no material commitments for expenditures as of December 31, 2006. While there were no material commitments, we evaluate investment opportunities that come to our attention and could make a significant commitment in the future. Our cash and equivalents and investments totaled $49.0 million at December 31, 2006. We believe that on-hand cash, cash equivalents and marketable securities, coupled with anticipated future cash flow from operations, will be adequate to fund our cash flow needs for the foreseeable future, including contractual obligations discussed below.

The following summarizes our contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

December 31, 2006 (in 000’s)	Total	Less Than 1 Year	1 – 3 Years	After 3 Years

Contractual Obligations:
Non-cancelable operating lease obligations	$4,587	$1,114	$3,007	$466
Purchase obligations	5,860	5,860	—	—
Total contractual cash obligations	$10,447	$6,974	$3,007	$466

We lease a 60,217 square foot mixed office and warehouse facility built to our specifications in Golden Valley, Minnesota, which functions as our corporate headquarters and primary manufacturing facility. The lease for this space is set to expire in June 2011.

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

Related Party Transactions

We did not engage in any related party transactions during the three year period ended December 31, 2006.

Inflation and Foreign Currency Translation

Changes in our revenues have resulted primarily because of changes in the level of unit shipments and the relative strength of the worldwide electronics and semiconductor fabrication capital equipment markets. We believe that inflation has not had a significant effect on our operations. All of our international export sales are negotiated, invoiced and paid in U.S. dollars. Accordingly, although currency fluctuations do not significantly affect our revenue and income per unit, they can influence the price competitiveness of our products and the willingness of existing and potential customers to purchase units. In general, because the dollar has declined during the past few years relative to local currency, the currency fluctuations have enhanced our competitive position. This has been largely offset by the entrance of other companies in our markets who compete with us on the basis of price.

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature near the last day of each quarter, and are designated as cash flow hedges. At December 31, 2006, we had one open swap agreement that was purchased on December 29, 2006. As a result, any unrealized gains or losses as of December 31, 2006 were inconsequential. During the year ended December 31, 2006, we recognized a net loss of approximately $0.3 million from settlement of foreign currency swap agreements that offset the approximately $0.3 million transaction gain on the underlying inter-company balance.

We have sales offices located in the UK, Singapore, and China. We do not believe that currency fluctuations will have a material impact on our consolidated financial statements.

Recent Accounting Developments

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 “Accounting for Income Taxes”. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of the interpretation to have a significant impact on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances, and is effective beginning after December 31, 2007. We are currently evaluating the impact of adopting SFAS No. 157 on our financial position and results of operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition, bad debts, warranty obligations, inventory valuation, intangible assets, and income taxes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that we believe have the most effect on our reported financial position and results of operations are as follows:

Revenue Recognition

Revenue from all customers, including distributors, is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Generally, revenues are recognized upon shipment under FOB shipping point terms. Estimated returns and warranty costs are recorded at the time of sale. Sales of some surface mount technology (SMT) products may require customer acceptance due to performance or other acceptance criteria included in the terms of sale. For these SMT product sales, revenue is recognized at the time of customer acceptance.

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

Allowance for Doubtful Accounts.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In making the determination of the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer relationships and credit worthiness and concentrations of credit risk. Specific accounts receivable are written-off once a determination is made that the account is uncollectible. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts is $0.2 million as of December 31, 2006.

Allowance for Warranty Expenses.

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. The allowance for warranties is $0.8 million at December 31, 2006.

Reserve for Inventory Obsolescence.

We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, or if in the future we decide to discontinue sales and marketing of any of our products, additional inventory write-downs may be required. At December 31, 2006, we had a reserve for obsolete and excess inventory of $0.9 million.

Valuation of Intangible and Long-Lived Assets.

We assess the impairment of identifiable intangible assets, long lived assets and related goodwill whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review include the following:

•	Significant under-performance relative to expected historical or projected future operating results.
•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business.
•	Significant negative industry or economic trends.
•	Significant decline in our stock price for a sustained period; and our market capitalization relative to net book value.
•	For intangible assets and long-lived assets, if the carrying value of the asset exceeds the undiscounted cash flows from such asset.

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

We considered a number of factors in our decision to reduce the valuation allowance on deferred tax assets in 2005, and our ongoing assessment of the realizability of our deferred tax assets in 2006, including our anticipated level of profitability in the future, our history of recent profitability and cumulative profitability since inception, and utilization of our available U.S. based net operating loss carryforwards. After considering these factors, we concluded that a reduction in the valuation allowance was appropriate in 2005. Accordingly the benefit we will derive in future accounting periods from deductible temporary differences has been reflected as a “deferred tax asset” on our balance sheet.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess funds not required for current operations in marketable securities. The investment policy for these marketable securities is approved annually by the Board of Directors and administered by management. A third party, approved by our Board of Directors, manages the portfolio at the direction of our management. The investment policy dictates that marketable securities consist of U.S. Government or U.S. Government agency securities, various tax exempt securities or certain approved corporate instruments with maturities of five years or less and an average portfolio maturity of not more that 18 months. As of December 31, 2006 our portfolio of marketable securities had an average term to maturity of less than one year. All marketable securities are classified as available for sale and carried at fair value. We estimate that a hypothetical 1% increase in market interest rates would decrease the market value of our marketable securities by approximately $0.2 million. If such a rate increase occurred, our net income would only be impacted if securities were sold prior to maturity.

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature near the last day of each quarter, and are designated as cash flow hedges. At December 31, 2006, we had one open swap agreement that was purchased on December 29, 2006. As a result, any unrealized gains or losses as of December 31, 2006 were inconsequential. During the year ended December 31, 2006, we recognized a net loss of approximately $0.3 million from settlement of foreign currency swap agreements that offset the approximately $0.3 million transaction gain on the underlying inter-company balance.

Our foreign currency swap agreements contain credit risk to the extent that our bank counter-parties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counter-parties to major financial institutions. We do not expect material losses as a result of defaults by other parties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

CYBEROPTICS CORPORATION

	As of December 31,
(In thousands, except share information)	2006	2005

ASSETS

Cash and cash equivalents	$30,056	$19,592
Marketable securities	12,175	15,607
Accounts receivable, less allowance for doubtful accounts of $221 and $286 in 2006 and 2005, respectively	10,471	9,775
Inventories	8,357	7,512
Other current assets	868	924
Deferred tax assets, net	2,725	1,942
Total current assets	64,652	55,352

Marketable securities	6,776	5,941
Equipment and leasehold improvements, net	1,814	1,378
Intangible and other assets, net	1,214	1,737
Goodwill	5,160	4,856
Deferred tax assets, net	2,394	3,763
Total assets	$82,010	$73,027

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$3,783	$2,633
Advance customer payments	76	428
Accrued expenses	5,131	3,776
Total current liabilities	8,990	6,837

Commitments

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 37,500,000 authorized, 8,861,909 and 8,899,409 shares issued and outstanding at December 31, 2006 and 2005, respectively	49,544	49,351
Accumulated other comprehensive loss	(453)	(700)
Retained earnings	23,929	17,539

Total stockholders’ equity	73,020	66,190

Total liabilities and stockholders’ equity	$82,010	$73,027

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS

CYBEROPTICS CORPORATION

	Year ended December 31,
(In thousands, except per share amounts)	2006	2005	2004

Revenues	$57,089	$42,179	$58,037
Cost of revenues	27,188	19,107	23,910

Gross margin	29,901	23,072	34,127

Research and development expenses	8,112	7,095	7,623
Selling, general and administrative expenses	14,077	12,044	13,102
Restructuring and severance costs	—	—	169
Amortization of intangibles	591	829	908

Income from operations	7,121	3,104	12,325

Interest income and other	1,943	951	343

Income before income taxes	9,064	4,055	12,668

Income tax provision (benefit)	2,674	(3,095)	2,042

Net income	$6,390	$7,150	$10,626

Net income per share – Basic	$0.71	$0.80	$1.23
Net income per share – Diluted	$0.70	$0.79	$1.18

Weighted average shares outstanding – Basic	8,991	8,882	8,629
Weighted average and common equivalent shares outstanding – Diluted	9,081	9,026	9,003

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

CYBEROPTICS CORPORATION

	Year ended December 31,
(In thousands)	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,390	$7,150	$10,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,884	1,996	2,114
Provision for doubtful accounts	38	68	23
Provision for inventory obsolescence	373	123	303
Deferred income tax provision (benefit)	735	(3,672)	180
Foreign currency transaction (gains) losses	(294)	351	(268)
Tax benefit from stock option exercise	—	98	678
Stock compensation expense	778	—	—
Changes in operating assets and liabilities:
Accounts receivable	(734)	(2,420)	326
Inventories	(1,573)	(777)	(3,141)
Other current assets	79	(474)	(120)
Accounts payable	1,143	1,090	(1,558)
Advance customer payments	(352)	(1)	429
Accrued expenses	1,342	(1,891)	2,100
Net cash provided by operating activities	9,809	1,641	11,692

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale marketable securities	16,670	7,310	12,791
Purchases of available for sale marketable securities	(13,983)	(13,997)	(14,386)
Purchase of license	—	—	(500)
Additions to equipment and leasehold improvements	(1,131)	(1,012)	(467)
Additions to patents	(266)	(199)	(214)
Net cash provided (used) by investing activities	1,290	(7,898)	(2,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,459	435	4,702
Excess tax benefits from equity compensation plans	185	—	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	326	471	444
Repurchase of common stock and other	(2,579)	(473)	—
Net cash provided (used) by financing activities	(609)	433	5,146

Effects of exchange rate changes on cash and cash equivalent	(26)	—	—

Net increase (decrease) in cash and cash equivalents	10,464	(5,824)	14,062

Cash and cash equivalents – beginning of year	19,592	25,416	11,354

Cash and cash equivalents – end of year	$30,056	$19,592	$25,416

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

CYBEROPTICS CORPORATION

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
BALANCE, DECEMBER 31, 2003	8,291	$42,415	$(426)	$(237)	$41,752

Excess tax benefit from exercise of stock options	—	678	—	—	678
Exercise of stock options net of shares exchanged as payment and subsequently retired	494	4,702	—	—	4,702
Issuance of common stock under Employee Stock Purchase Plan	62	444	—	—	444
Comprehensive income:
Market value adjustments of marketable securities	—	—	(195)	—	(195)
Cumulative translation adjustment	—	—	(56)	—	(56)
Net income	—	—	—	10,626	10,626
Total comprehensive income	—	—	—	—	10,375

BALANCE, DECEMBER 31, 2004	8,847	$48,239	$(677)	$10,389	$57,951

Excess tax benefit from exercise of stock options	—	679	—	—	679
Exercise of stock options net of shares exchanged as payment and subsequently retired	51	435	—	—	435
Issuance of common stock under Employee Stock Purchase Plan	39	471	—	—	471
Repurchase of common stock	(38)	(473)	—	—	(473)
Comprehensive income:
Market value adjustments of marketable securities	—	—	31	—	31
Cumulative translation adjustment	—	—	(54)	—	(54)
Net income	—	—	—	7,150	7,150
Total comprehensive income	—	—	—	—	7,127

BALANCE, DECEMBER 31, 2005	8,899	$49,351	$(700)	$17,539	$66,190

Excess tax benefit from exercise of stock options	—	185	—	—	185
Exercise of stock options net of shares exchanged as payment and subsequently retired	144	1,459	—	—	1,459
Stock compensation	—	802	—	—	802
Issuance of common stock under Employee Stock Purchase Plan	29	326	—	—	326
Repurchase of common stock	(210)	(2,579)	—	—	(2,579)
Comprehensive income:
Market value adjustments of marketable securities	—	—	58	—	58
Cumulative translation adjustment	—	—	189	—	189
Net income	—	—	—	6,390	6,390
Total comprehensive income	—	—	—	—	6,637

BALANCE, DECEMBER 31, 2006	8,862	$49,544	$(453)	$23,929	$73,020

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

Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents consist of funds maintained in demand deposit accounts, money market accounts, corporate debt instruments and U.S. Government backed obligations.

Marketable Securities

Marketable securities generally consist of U.S. government or U.S. government backed obligations and corporate debt instruments. Marketable securities are classified as short-term or long-term in the balance sheet based on their maturity date and expectations regarding sales. All marketable securities have maturities of five years or less.

All marketable securities are classified as available for sale, with a carrying amount of $18,951,000 at December 31, 2006 and $21,548,000 at December 31, 2005. At December 31, 2006, short-term marketable securities included U.S. government backed obligations of $10,180,000 and corporate debt instruments of $1,995,000, while long-term marketable securities included U.S. government backed obligations of $5,006,000 and corporate debt instruments of $1,770,000. At December 31, 2005, both short and long term marketable securities consisted entirely of U.S. government or U.S government backed obligations.

Available for sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity until realized. These fair values are primarily determined using quoted market prices. The carrying amounts of securities, for purposes of computing unrealized gains and losses, are determined by specific identification. The cost of securities sold is determined by specific identification. Net unrealized holding gains and losses and realized gains and losses were not significant for the periods presented. Unrealized losses (pre-tax) of $18,000 at December 31, 2006 and $109,000 at December 31, 2005 were recorded as a component of accumulated other comprehensive loss in stockholders equity.

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

Intangible Assets

Identified intangible assets (excluding goodwill) are being amortized on a straight-line basis over periods ranging from four to ten years, based upon their estimated life. The straight-line method of amortization reflects an appropriate allocation of the cost of intangible assets to earnings in proportion to the economic benefits obtained by us in each reporting period.

Intangible and other long lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when future undiscounted cash flows expected to result from use of the asset and eventual disposition are less than the carrying amount. We periodically assess the potential impairment of our intangible and other long-lived assets based on anticipated un-discounted cash flows.

Goodwill represents the excess of purchase price over the fair value of net assets acquired in a business combination. We evaluate the carrying value of goodwill for our reporting units during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that indicate goodwill might be impaired. Goodwill is tested by comparing the fair the value of each reporting unit, as determined based on their future estimated discounted cash flows, to the carrying value for each reporting unit.

Patents

Patents consist of legal and patent registration costs for protection of our proprietary sensor technology. We amortize patent costs on a straight-line basis over a three year period, based upon their estimated life.

Revenue Recognition

Revenue from all customers, including distributors, is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Generally, revenues are recognized upon shipment under FOB shipping point terms. Estimated returns and warranty costs are recorded at the time of sale. Sales of some surface mount technology (SMT) products may require customer acceptance due to performance or other acceptance criteria included in the terms of sale. For these SMT product sales, revenue is recognized at the time of customer acceptance.

When a sale involves multiple elements revenue is allocated to each respective element in accordance with Emerging Issues Task Force (EITF) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables.” Allocation of revenue to undelivered elements of the arrangement is based on fair value of the element being sold on a stand-alone basis.

Costs related to products delivered are recognized in the period revenue is recognized. Cost of goods sold consists primarily of direct labor, manufacturing overhead, raw materials and components and excludes amortization of intangible assets.

Foreign Currency Translation

Financial position and results of operations of our international subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at each fiscal year-end. Statements of operations accounts are translated at the average rates of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a cumulative translation adjustment in stockholders’ equity. Foreign currency transaction gains and losses are included as a component of net income.

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

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares plus common equivalent shares outstanding. Common equivalent shares consist of common shares issuable upon exercise of stock options, restricted stock units and from participation in our employee stock purchase plan, as calculated using the treasury stock method. The calculation of diluted income per common share includes potentially dilutive shares of 90,000 for the year ended December 31, 2006, 144,000 for the year ended December 31, 2005 and 374,000 for the year ended December 31, 2004. The calculation of diluted net income per common share excludes potentially dilutive shares of 260,000 for the year ended December 31, 2006, 227,000 for the year ended December 31, 2005 and 172,000 for the year ended December 31, 2004, because their effect would be anti-dilutive.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS 123(R) using the modified prospective method. Results of operations for prior annual periods have not been restated to reflect recognition of stock-based compensation expense. Upon adoption of SFAS 123(R), we applied an estimated forfeiture rate to unvested awards. Previously, we recorded forfeitures as incurred. SFAS 123(R) also requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting guidance. This requirement reduces net operating cash flows and increases net financing cash flows in periods subsequent to adoption. Total cash flows however remain unchanged from those reported under previous accounting rules. We elected to use the alternative transition guidance known as the “short-cut method” provided by FASB Staff Position No. FAS 123(R)-3 to determine our pool of windfall tax benefits at adoption of SFAS No. 123(R). See Note 2 to the Consolidated Financial Statements for additional information on stock-based compensation under SFAS No. 123(R).

Fair Value Disclosures – Prior to Adopting SFAS No. 123(R)

Prior to the January 1, 2006, we accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25 and related interpretations. As a result, no compensation expense for equity-based awards was recognized in our statement of operations prior to the first quarter of 2006, as all options granted had an exercise price equal to the market value of the award on the date of grant, and our employee stock purchase plan was deemed to be non-compensatory under APB No. 25. Results of operations for fiscal year 2005 and prior periods have not been restated to reflect recognition of compensation expense for equity-based awards. The following table illustrates the effect on net income and net income per share if we had adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for the years ended December 31, 2005 and 2004:

	Year ended December 31
(In thousands, except per share information)	2005	2004

Net income as reported	$7,150	$10,626
Deduct: Total stock-based compensation expense determined under fair value, net of related tax effects	831	(1,845)

Net income – Pro forma	$7,981	$8,781

Net income per share:
As reported – Basic	$0.80	$1.23
Pro forma – Basic	$0.90	$1.02

As reported – Diluted	$0.79	$1.18
Pro forma – Diluted	$0.89	$0.99

No income tax benefit was applied to the fair value expense calculated under SFAS No. 123 for 2004 due to establishing valuation allowances on deferred tax assets during 2002. The valuation allowance for deferred income taxes was reduced in 2005. Accordingly, 2005 stock based compensation determined under the proforma SFAS No. 123 fair value method includes the proforma tax benefits of approximately $1,840,000 related to previously unrecognized tax benefits in prior years due to the valuation allowance on deferred tax assets. See Note 5 for further discussion on income taxes. Compensation expense for pro forma purposes is reflected over the vesting period using the straight-line method for fixed awards. Note 2 contains the significant assumptions used in determining the underlying fair value of options.

Recent Accounting Developments

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 “Accounting for Income Taxes”. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of the interpretation to have a significant impact on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances, and is effective beginning after December 31, 2007. We are currently evaluating the impact of adopting SFAS No. 157 on our financial position and results of operations.

Comprehensive Income (loss)

Components of comprehensive income (loss) include net income, foreign-currency translation adjustments and unrealized gains (losses) on available-for-sale securities. At December 31, 2006 and 2005, components of accumulated other comprehensive loss is as follows:

(In thousands)	Foreign Currency Translation	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Income

Balance December 31, 2005	$(630)	$(70)	$(700)
Current Year Change	189	58	247

Balance December 31, 2006	$(441)	$(12)	$(453)

Unrealized gains (losses) on securities include deferred tax benefits of $6,000 at December 31, 2006 and $39,000 at December 31, 2005.

NOTE 2 – ACCOUNTING FOR STOCK BASED COMPENSATION

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

Prior to adoption of SFAS 123(R), we measured compensation cost related to our employee stock option plans and employee stock purchase plan using the intrinsic value method of accounting prescribed by APB Opinion No. 25 and related interpretations. Prior to January 1, 2006, no compensation expense was recognized in our statement of operations for share purchase rights granted under these plans.

The following table presents the effect of adopting SFAS 123(R) on reported items during the year ended December 31, 2006:

	Year Ended December 31, 2006
(In thousands except per share information)	As Reported	Impact of Adopting SFAS No. 123 (R)

Income before income taxes	$9,064	$(778)
Net income	$6,390	$(655)

Net income per share:
Basic	$0.71	$(0.07)
Diluted	$0.70	$(0.07)

Cash provided by operating activities	$9,809	$(185)
Cash used by financing activities	$(609)	$185

Total equity based compensation expense for the year ended December 31, 2006 includes $657,000 for the unvested portion of stock option awards outstanding as of the date of adoption and expense for all awards granted after the date of adoption, $119,000 for our employee stock purchase plan, and $2,000 for unvested restricted stock units. The income tax benefit related to equity based compensation expense for 2006 was $123,000. Inventory balances at December 31, 2006 include $24,000 of equity compensation costs that have been capitalized. SFAS 123(R) also requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. This requirement reduces net operating cash flow and increases net financing cash flow in periods subsequent to adoption.

We used historical data to estimate pre-vesting forfeitures. At December 31, 2006, the total unrecognized compensation cost related to non vested equity based compensation arrangements was $1,190,000 and the related weighted average period over which it is expected to be recognized is 1.7 years. The total fair value of shares vested was $1,089,000 in 2006, $1,366,000 in 2005 and $1,891,000 in 2004.

The fair values of the options granted to our employees were estimated on the date of grant using the Black-Scholes model. The Black Scholes valuation model incorporates ranges of assumptions that are disclosed in the table below. The risk-free interest rate is based on the United States Treasury yield curve at the time of grant with a remaining term equal to the expected life of the awards. For graded vesting options granted during the year ended December 31, 2006, the expected life representing the length of time in years that the options are expected to be outstanding was calculated under the simplified approach as specified in Staff Accounting Bulletin No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies.” For immediate vesting options, the expected life representing the length of time in years that the options are expected to be outstanding was calculated using historical exercise data. Expected volatility was computed based on fluctuations in the daily price of our common stock.

For stock options granted during the three year period ended December 31, 2006, we utilized the fair value of our common stock on the date of grant and employed the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

	2006	2005	2004

Risk-free interest rates	4.0% - 5.04%	3.21%	2.70%
Expected life in years	4.75 - 6.33	4	4
Expected volatility	48% - 60%	81.26%	82.08%
Expected dividends	None	None	None
Weighted average fair value on grant date	$6.65	$7.74	$10.99

Stock Options

We have three stock incentive plans that are administered under the supervision of the Compensation Committee of the Board of Directors which have 1,286,247 shares of common stock reserved in the aggregate for issuance of options and other stock based benefits, including restricted stock units, to employees, directors, officers and others. Reserved shares underlying canceled options are available for future grant under our active plans. Options are granted at an option price per share equal to or greater than the market value at the date of grant. Generally, options granted to employees vest over a four-year period and expire five, seven or ten years after the date of grant. Each of our outside directors receives a stock option grant with immediate vesting for 4,500 shares on the day of our annual meeting. The plans allow for option holders to tender shares of our common stock as consideration for the option price provided that the tendered shares have been held by the option holder at least six months. In anticipation of adopting SFAS No. 123(R), we did not modify the terms of any previously granted options. As of December 31, 2006, there are 444,486 shares of common stock available under these plans for future issuance to employees and 66,300 shares of common stock available for future issuance to our outside directors. In addition, there are 50,000 shares reserved and included in the plan summaries below that are not part of the three stock incentive plans.

The following is a summary of stock option activity for each of the years in the three year period ended December 31, 2006:

	Year ended December 31
Shares	2006	2005	2004

Outstanding, beginning of year	901,176	973,577	1,531,567
Granted	55,970	125,200	39,600
Exercised	(148,500)	(51,325)	(531,228)
Forfeited or expired	(44,925)	(146,276)	(66,362)
Outstanding, end of year	763,721	901,176	973,577

Exercisable	601,851	648,200	665,874

Weighted average exercise price per share	2006	2005	2004

Outstanding, beginning of year	$11.96	$13.44	$12.51
Granted	$13.23	$12.71	$17.99
Exercised	$10.26	$8.48	$10.07
Forfeited or expired	$16.68	$23.65	$22.20
Outstanding, end of year	$12.11	$11.96	$13.44

Exercisable	$12.15	$12.29	$14.90

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The weighted average remaining contractual term and aggregate intrinsic value for options outstanding at December 31, 2006 was 3.62 years and $1,177,000. The weighted average remaining contractual term and aggregate intrinsic value of options exercisable at December 31, 2006 was 3.15 years and $971,000. The aggregate intrinsic value of stock options exercised was $631,000 in 2006, $261,000 in 2005 and $4,718,000 in 2004.

The following is a summary of outstanding options as of December 31, 2006:

Exercise Price	Options Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price

Less than $7.00	91,675	3.38	$5.71	74,925	3.43	$5.65
$7.00 to $9.99	1,000	3.75	$9.45	750	3.75	$9.45
$10.00 to $14.99	512,246	4.21	$11.84	371,276	3.66	$11.60
$15.00 to $19.99	125,900	0.88	$15.14	122,700	0.77	$15.07
Over $20.00	32,900	5.61	$22.64	32,200	5.63	$22.60

Total	763,721	3.62	$12.11	601,851	3.15	$12.15

Restricted Stock Units

Our 1998 Stock Incentive Plan also permits our Compensation Committee to grant other stock-based benefits, including restricted stock units. Restricted stock units are valued at a price equal to the fair market value of our common stock on the date of grant. In December 2006, we awarded 11,740 restricted stock units to our officers and certain key employees. The restricted stock units vest over a four year period and entitle the holders to one share of our common stock for each restricted unit. The fair value of each restricted stock unit on the date of grant was $12.95, and the aggregate intrinsic value of outstanding restricted stock units as of December 31, 2006 was $149,000. There were no grants of restricted stock units prior to December 2006. As of December 31 2006, none of the restricted stock units were vested.

A summary of activity in non vested restricted stock units for the year ended December 31, 2006 follows:

Non vested restricted stock units	Shares	Weighted – Average Grant Date Fair Value

Non vested at December 31, 2005	—	$—
Granted	11,740	$12.95
Vested	—	$—
Forfeited	—	$—
Non vested at December 31, 2006	11,740	$12.95

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. Under the plan, 800,000 shares of common stock have been reserved for issuance. Share issuances under the Employee Stock Purchase Plan were 29,398 for the year ended December 31, 2006, 39,304 for the year ended December 31, 2005 and 62,296 for the year ended December 31, 2004. As of December 31, 2006, 629,824 shares have been issued under this plan.

NOTE 3 – OTHER FINANCIAL STATEMENT DATA

Inventories consist of the following:

	December 31,
(In thousands)	2006	2005

Raw materials and purchased parts	$3,462	$3,256
Work in process	1,043	845
Finished goods	3,852	3,411

	$8,357	$7,512

Equipment and Leasehold Improvements consist of the following:

	December 31,
(In thousands)	2006	2005

Equipment	$9,527	$8,761
Leasehold improvements	1,302	1,252
	10,829	10,013

Accumulated depreciation and amortization	(9,015)	(8,635)

	$1,814	$1,378

Total depreciation and amortization expense related to equipment and leasehold improvements was $716,000 for the year ended December 31, 2006, $627,000 for the year ended December 31, 2005 and $807,000 for the year ended December 31, 2004.

Intangible and Other Assets consist of the following:

	December 31, 2006			December 31, 2005
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Developed technology	$7,775	$(6,941)	$834	$7,775	$(6,359)	$1,416
Patents and trademarks	2,365	(1,985)	380	2,099	(1,778)	321

	$10,140	$(8,926)	$1,214	$9,874	$(8,137)	$1,737

Amortization expense for the three years ended December 31, 2006, 2005 and 2004 is as follows:

	Year ended December 31
(In thousands)	2006	2005	2004

Developed technology	$582	$818	$837
Patents and trademarks	207	231	229
Customer base	—	—	59

	$789	$1,049	$1,125

As of December 31, 2006, the weighted average remaining life of our intangible assets was approximately 4.6 years for developed technology and 1.8 years for patents and trademarks. Estimated aggregate amortization expense based on current intangibles for the next five years is expected to be as follows: $362,000 in 2007, $292,000 in 2008, $270,000 in 2009, $181,000 in 2010 and $109,000 in 2011.

Accrued Expenses consist of the following:

	December 31
(In thousands)	2006	2005

Wages and benefits	$2,373	$1,296
Warranty costs	796	558
Restructuring costs	—	84
Income taxes payable	1,317	1,348
Other	645	490

	$5,131	$3,776

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

A reconciliation of the changes in our estimated warranty liability is as follows:

	Year ended December 31
(In thousands)	2006	2005

Balance at the beginning of period	$558	$646
Accruals for warranties	994	643
Settlements made during the period	(756)	(731)

Balance at the end of period	$796	$558

NOTE 4 – GOODWILL

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

We completed our annual tests for goodwill impairment as of December 31, 2006 and 2005. Our methodology for estimating the fair value of each of our reporting units was determined using a discounted cash flow methodology. The result of the tests performed indicates goodwill was not impaired as of December 31, 2006 or December 31, 2005. Accordingly, no impairment charge has been recognized.

Changes to our goodwill balance include the following:

(In thousands)	Electronic Assembly Segment	Semiconductor Segment	CyberOptics	Total
Goodwill, December 31, 2004	$—	$—	$6,119	$6,119

Translation adjustment	—	—	(273)	(273)
Tax benefit from pre-acquisition net operating loss carry forwards	—	—	(152)	(152)
Relative fair value allocation to reportable segments	5,125	569	(5,694)	—
Translation adjustment	(72)	—	—	(72)
Tax benefit from pre-acquisition net operating loss carry forwards	(766)	—	—	(766)

Goodwill, December 31, 2005	$4,287	$569	$—	$4,856

Translation adjustment	304	—	—	304

Goodwill, December 31, 2006	$4,591	$569	$—	$5,160

Goodwill translation adjustments on foreign denominated goodwill balances and utilization of pre-acquisition deferred tax assets relate to our wholly owned subsidiary in the UK, CyberOptics Ltd.

NOTE 5 – INCOME TAXES

Income before income taxes consists of the following:

	Year ended December 31,
(In thousands)	2006	2005	2004

Sources of income before income taxes:
United States	$7,708	$3,774	$11,885
Foreign	1,356	281	783
Total income before income taxes	$9,064	$4,055	$12,668

The provision for income taxes consists of the following

	Year ended December 31,
(In thousands)	2006	2005	2004

Current:
Federal	$1,795	$469	$1,848
State	102	54	12
Foreign	42	54	2
Total current	$1,939	$577	$1,862
Deferred:
Federal	$214	$(2,354)	$—
State	86	(731)	—
Foreign	435	(587)	180
Total deferred	$735	$(3,672)	$180
Total provision for income taxes	$2,674	$(3,095)	$2,042

A reconciliation of the statutory rate to the effective income tax rate is as follows:

	Year ended December 31,
	2006	2005	2004

Federal statutory rate	34.0%	34.0%	34.0%

State income taxes, net of federal benefit	0.5	0.8	0.1
ETI and manufacturing tax incentives	(4.3)	(4.8)	(5.0)
Stock based compensation	1.6	—	—
Research and experimentation credit	(3.2)	(7.5)	(1.8)
Foreign rate difference	0.2	(1.6)	(0.7)
Valuation allowance	0.9	(97.6)	(10.8)
Other, net	(0.2)	0.4	0.3

Effective rate	29.5%	(76.3)%	16.1%

Deferred tax assets (liabilities) consist of the following:

	December 31,
(In thousands)	2006	2005

Fixed asset and intangible amortization, net	$1,117	$1,046
Inventory allowances	709	564
Accrued liabilities	163	269
Warranty accrual	285	201
Deferred revenue	337	193
Accounts receivable allowance	79	99
Tax credits	1,243	1,901
Foreign net operating loss carry forwards	1,234	1,668
Stock based compensation	123	—
Other, net	280	135
Sub-total	5,570	6,076
Valuation allowance	(451)	(371)

Total net deferred tax assets	$5,119	$5,705

During the third quarter of 2002, we concluded that a valuation allowance against all of our deferred tax assets was appropriate due to cumulative U.S. losses we had incurred over the prior three years, continued operating losses and full utilization of our loss carry back potential in 2002. A deferred tax asset generally represents future tax benefits to be received when certain expenses and losses previously recognized in our U.S. GAAP-based financial statements become deductible under applicable income tax laws. Consequently, realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied. During the year ended December 31, 2002, we reduced our effective tax rate to reflect only the current benefit resulting from the ability to carry-back losses to prior periods and recorded a valuation allowance against deferred tax assets.

During the years ended December 31, 2004 and 2003, we continued to provide a full valuation allowance against future tax benefits produced by our U.S. based operating results.

During the fourth quarter of 2005, we reduced the valuation allowance on our deferred tax assets, initially established in the third quarter of 2002, resulting in a non-cash income tax benefit of $3,672,000. In addition to the non-cash income tax benefit, reduction of the valuation allowance also resulted in credits to additional paid in capital of $581,000 from net operating loss and credit carry forwards resulting from the exercise of stock options, and credits to goodwill of approximately $900,000 from pre-acquisition net operating loss carry forwards. We considered a number of factors in our decision to reduce the valuation allowance on deferred tax assets, including our anticipated level of profitability in the future, our history of recent profitability and cumulative profitability since inception, and utilization of our available U.S. based net operating loss carry forwards. After considering these factors, we concluded that a reduction in the valuation allowance was appropriate. Accordingly, the benefit we derive in future accounting periods from deductible temporary differences has been reflected as a “deferred tax asset” on our balance sheet.

Deferred tax assets related to net operating loss carry forwards at December 31, 2006, included approximately $1,234,000 relating to losses incurred in the UK by CyberOptics UK, Ltd., which was acquired in 1999. The utilization of net operating loss carry forwards is dependent on CyberOptics UK’s ability to generate sufficient UK taxable income during the carry forward period. The valuation allowance at December 31, 2006 and 2005 is due to various state tax credits for which recovery is not deemed to be more likely than not.

Cash payments for income taxes, net of refunds received, were $1,779,000 for the year ended December 31, 2006, $376,000 for the year ended December 31, 2005 and $1,236,000 for the year ended December 31, 2004.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004. The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the extraterritorial income exclusion (ETI) for foreign sales. Our effective tax rate currently includes a benefit from the ETI.

It is the intention of management to permanently reinvest all undistributed earnings of international subsidiaries, and accordingly, the Company has not provided United States taxes on such earnings.

NOTE 6 – OPERATING LEASES

On March 27, 2006 we signed a new lease for our primary office space consisting of 60,217 square feet. The lease has a term of 61 months and began on June 1, 2006. The lease also provides for one month of free rent, other lease incentives and escalating rents over the lease term. Rental expense, including the effects of lease incentives, will be recognized on a straight-line basis over the term of the lease. We are also required to pay insurance, property taxes and other operating expenses related to the leased facility.

Future minimum lease payments under this lease due within one year from December 31, 2006 are $885,000, due from one to three years are $2,725,000 and due after three years are $466,000. We have two consecutive options to renew the lease, each for an additional term of 3 years, at then current fair market rent as defined in the lease. We also lease other facilities for the operations of our four subsidiaries, under operating leases that expire from May 2007 through December 2009.

Total rent expense was $1,057,000 for the year ended December 31, 2006, $909,000 for the year ended December 31, 2005 and $893,000 for the year ended December 31, 2004.

At December 31, 2006, the future minimum lease payments required under non-cancelable operating lease agreements, are as follows:

Year ending December 31,	(In Thousands)
2007	$1,114
2008	1,058
2009	1,018
Thereafter	1,397
Total	$4,587

NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the UK. These currency swap agreements are structured to mature on or about the last day of each quarter and are designated as cash flow hedges. At December 31, 2006, the Company had one open swap agreement that was purchased on December 29, 2006. As a result, any unrealized gains or losses as of December 31, 2006 were inconsequential. We recognized net gains (losses) from settlement of foreign currency swap agreements of ($346,000) for the year ended December 31, 2006, $219,000 for the year ended December 31, 2005 and ($464,000) for the year ended December 31, 2004, that offset foreign currency transaction gains (losses) on the underlying inter-company balance of $294,000 for the year ended December 31, 2006, ($351,000) for the year ended December 31, 2005 and $268,000 for the year ended December 31, 2004. These gains and losses are recognized in interest income and other in our statement of operations.

Our foreign currency swap agreements contain credit risk to the extent that our bank counter-parties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counter-parties to major financial institutions. Management does not expect material losses as a result of defaults by other parties.

NOTE 8 – COMMON STOCK REPURCHASE AUTHORIZATION

In July 2006, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock for up to a period of one year expiring in July 2007. During the year ended December 31, 2006, 210,398 shares of our common stock were repurchased at an average price of $12.26 per share under the authorization. At December 31, 2006, repurchases for 289,602 shares of our common stock remain available under the authorization expiring in July 2007.

During the year ended 2005, our Board of Directors authorized the repurchase of up to 500,000 shares of common stock under an authorization that expired in May 2006. During 2005, 38,200 shares of our common stock were repurchased at an average price of $12.40 per share under this authorization.

NOTE 9 – 401(K) PLAN

We have a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code (the Code), whereby eligible employees may contribute a portion of their earnings, not to exceed annual amounts allowed under the Code. In addition, we may also make contributions at the discretion of the Board of Directors. We provided matching contributions to employees totaling $274,000 in 2006, $242,000 in 2005, and $236,000 in 2004.

NOTE 10 – BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS

During the fourth quarter of 2005, we reorganized our business into two operating segments, the electronic assembly and semiconductor segments, in order to increase focus and management attention on growth opportunities in our markets. Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosure about Segments of an Enterprise and Related Information” requires the management approach in determining business segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. As a result of the reorganization, we have determined that our business operates as two reportable segments. Balance sheet and income statement information for all periods presented has been allocated to our two segments. The electronic assembly segment is the design, manufacture and sale of optical process control sensors and inspection systems for the electronic assembly equipment market. The semiconductor segment is the design, manufacture and sale of optical and other process control sensors and related equipment for the semiconductor capital equipment market.

Information regarding our segments follows:

	Year Ended December 31,
(In thousands)	2006	2005	2004

Revenue:
Electronic assembly
OEM Sensors	$32,006	$21,623	$31,275
SMT Systems	19,136	15,115	19,744
Total electronic assembly	51,142	36,738	51,019
Semiconductor	5,947	5,441	7,018
Total	$57,089	$42,179	$58,037

Income (loss) from operations:
Electronic assembly	$7,816	$3,748	$11,838
Semiconductor	(695)	(644)	487
Total income from operations	$7,121	$3,104	$12,325
Interest income and other	1,943	951	343
Income before income taxes	$9,064	$4,055	$12,668

Depreciation and amortization:
Electronic assembly	$1,280	$1,178	$1,252
Semiconductor	604	818	862
Total	$1,884	$1,996	$2,114

Expenditures for long-lived assets:
Electronic assembly	$1,262	$1,111	$587
Semiconductor	135	100	594
Total	$1,397	$1,211	$1,181

Total assets (end of year):
Electronic assembly	$30,976	$29,168	$22,828
Semiconductor	3,453	4,025	4,320
Corporate	47,581	39,834	37,948
Total	$82,010	$73,027	$65,096

The following summarizes certain significant customer information:

(In thousands)	Significant Customer	Revenues	Percentage of Revenues

Year ended December 31, 2006	A	$16,683	29%
	B	$11,196	20%

Year ended December 31, 2005	A	$10,505	25%
	B	$7,900	19%

Year ended December 31, 2004	A	$12,871	22%
	B	$16,220	28%

The significant customers listed above are related to our electronic assembly segment. As of December 31, 2006, accounts receivable from significant customer A were $2,160,000 and accounts receivable from significant customer B were $1,917,000. As of December 31, 2005, accounts receivable from significant customer A were $1,761,000 and accounts receivable from significant customer B were $1,995,000. If these customers are unsuccessful selling the products into which our sensors are incorporated, design their products to function without our sensors, purchase sensors from other suppliers, or otherwise terminate their relationships with us, our results of operations would be significantly negatively affected.

Export sales as a percentage of total sales were 85% for the year ended December 31, 2006, 81% for the year ended December 31, 2005, and 81% for the year ended December 31, 2004. Export sales are attributed to the country where the product is shipped. All export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

(In thousands)	2006	2005	2004

Americas	$381	$120	$142
Netherlands	10,285	6,746	14,881
Other Europe	8,813	5,762	4,827
China	5,231	4,939	5,517
Japan	16,746	10,896	13,574
Other Asia	6,847	5,850	7,838
Other	3	20	29

	$48,306	$34,333	$46,808

Long-lived assets include equipment and leasehold improvements attributable to each geographic area’s operations. Long-lived assets at December 31, 2006, 2005 and 2004 are as follows:

(In thousands)	2006	2005	2004

Long-lived assets:
United States	$1,772	$1,337	$958
Europe	12	9	18
Asia and other	30	32	17

Total long-lived assets	$1,814	$1,378	$993

NOTE 11 – CONTINGENCIES

In the ordinary course of business, we are a defendant in miscellaneous claims and disputes. While the outcome of these matters cannot be predicted with certainty, management presently believes the disposition of these matters will not have a material effect on our financial position, results of operations or cash flows.

In the normal course of business to facilitate sales of our products and services, we at times indemnify other parties, including customers, with respect to certain matters. In these instances, we have agreed to hold the other parties harmless against losses arising out of intellectual property infringement or other types of claims. These agreements may limit the time within which indemnification claims can be made and almost always limit the amount of the claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made, if any, under these agreements have not had a material impact on our operating results, financial position or cash flows.

NOTE 12 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share amounts)

2006	March 31	June 30	Sept. 30	Dec. 31

Revenues	$14,718	$14,551	$14,075	$13,745
Gross margin	7,635	8,113	7,329	6,824
Income from operations	1,842	2,469	1,767	1,043
Net income	1,456	1,907	1,745	1,282
Net income per share – Basic (1)	0.16	0.21	0.19	0.14
Net income per share – Diluted (1)	0.16	0.21	0.19	0.14

2005	March 31	June 30	Sept. 30	Dec. 31(2)

Revenues	$11,289	$8,429	$10,339	$12,122
Gross margin	6,379	4,871	5,414	6,408
Income from operations	1,313	26	553	1,212
Net income	1,120	202	626	5,202
Net income per share – Basic (1)	0.13	0.02	0.07	0.58
Net income per share – Diluted (1)	0.12	0.02	0.07	0.58

(1)	The summation of quarterly per share amounts may not equal the calculation for the full year, as each quarterly calculation is performed discretely.

(2)	Includes a $3.7 million non-cash income tax benefit related to a reduction in the valuation allowance for deferred income taxes.

Report of Independent Registered Public Accounting Firm

To Stockholders and the

Board of Directors of

CyberOptics Corporation:

We have completed integrated audits of CyberOptics Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CyberOptics Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules appearing under Item 15(c) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the consolidated financial statements, effective January 1, 2006 the Company changed the manner in which it accounts for stock-based compensation.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting”, appearing under Item 9A(i), that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

March 9, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

(i).	MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934 Rule 13a - 15(f), and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2006 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

Our Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(ii).       During the quarter ended December 31, 2006, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

NONE.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The information contained under the headings “Proposal I–Election of Directors,” “Information About our Board of Directors and its Committees and Other Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement for its annual meeting of shareholders to be held May 21, 2007 (hereafter, the Proxy Statement), is hereby incorporated by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)       Financial Statements: The Consolidated Financial Statements included in Item 8 to this Form 10-K consist of the following:

Consolidated Balance Sheets as of December 31, 2006 and 2005.

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004.

(a)(2)       Financial Statement Schedule: Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004, is attached as Item 15(c).

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

4.2

CyberOptics Corporation Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 filed August 10, 2006 (file no 333-136500)).

4.3

CyberOptics Corporation 1998 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed December 4, 2000 (file no. 333-51200)).

4.4	CyberOptics Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed August 10, 2006 (file no 333-136500)).

*10.1

Letter of engagement dated September 13, 2002 between Kathleen Iverson and the Company (incorporated by reference to Exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 31, 2002).

*10.2	Offer of employment between Steven J. DiMarco and the Company (incorporated by reference to Exhibit 10.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2005).

10.3

Lease Agreement between FirstCal Industrial 2 Acquisitions LLC and the Company dated March 27, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

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

SCHEDULE II

CYBEROPTICS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at end of Period

Allowance for doubtful accounts:

Year ended December 31, 2006	$286,000	$38,000	$(103,000)	$221,000

Year ended December 31, 2005	$345,000	$68,000	$(127,000)	$286,000

Year ended December 31, 2004	$340,000	$23,000	$(18,000)	$345,000

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at end of Period

Allowance for obsolete inventory:

Year ended December 31, 2006	$802,000	$373,000	$(293,000)	$882,000

Year ended December 31, 2005	$1,073,000	$123,000	$(394,000)	$802,000

Year ended December 31, 2004	$1,556,000	$303,000	$(786,000)	$1,073,000

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

Name	Title	Date

/s/ KATHLEEN P. IVERSON	Director and CEO	March 7, 2007
Kathleen P. Iverson	(Principal Executive Officer)

/s/ STEVEN K. CASE	Chairman and Director	March 7, 2007
Steven K. Case

/s/ ALEX B. CIMOCHOWSKI	Director	March 7, 2007
Alex B. Cimochowski

/s/ MICHAEL M. SELZER, JR.	Director	March 7, 2007
Michael M. Selzer, Jr.

/s/ IRENE M. QUALTERS	Director	March 7, 2007
Irene M. Qualters

/s/ ERWIN A. KELEN	Director	March 7, 2007
Erwin A. Kelen

/s/ JEFFREY A. BERTELSEN	Vice President and CFO	March 7, 2007
Jeffrey A. Bertelsen	(Principal Financial Officer
and Principal Accounting Officer)