Form 10-Q
period 2007-03-31
CYBEROPTICS CORP
filed 2007-05-09
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At April 30, 2007, there were 8,903,534 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

CYBEROPTICS CORPORATION

(Unaudited)

(In thousands except share information)	March 31, 2007	December 31, 2006

ASSETS

Cash and cash equivalents	$19,658	$30,056
Marketable securities	11,599	12,175
Accounts receivable, net	10,959	10,471
Inventories	9,986	8,357
Other current assets	1,184	868
Deferred tax assets	2,572	2,725
Total current assets	55,958	64,652

Marketable securities	17,858	6,776
Equipment and leasehold improvements, net	1,775	1,814
Intangible and other assets, net	1,194	1,214
Goodwill	5,163	5,160
Deferred tax assets	2,316	2,394
Total assets	$84,264	$82,010

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$4,590	$3,783
Advance customer payments	995	76
Accrued expenses	2,569	5,131
Total current liabilities	8,154	8,990

Other liabilities	1,307	—
Total liabilities	9,461	8,990

Commitments	—	—

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 37,500,000 shares authorized, 8,899,803, and 8,861,909 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	50,143	49,544
Accumulated other comprehensive loss	(390)	(453)
Retained earnings	25,050	23,929

Total stockholders’ equity	74,803	73,020

Total liabilities and stockholders’ equity	$84,264	$82,010

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS

CYBEROPTICS CORPORATION

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amount)	2007	2006

Revenues	$13,741	$14,718
Cost of revenues	6,609	7,083

Gross margin	7,132	7,635

Research and development expenses	2,332	2,033
Selling, general and administrative expenses	3,581	3,553
Amortization of intangibles	45	207

Income from operations	1,174	1,842

Interest income and other	559	394

Income before income taxes	1,733	2,236

Income tax provision	580	780

Net income	$1,153	$1,456

Net income per share – Basic	$0.13	$0.16
Net income per share – Diluted	$0.13	$0.16

Weighted average shares outstanding – Basic	8,879	8,929
Weighted average and common equivalent shares outstanding – Diluted	8,967	9,046

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

CYBEROPTICS CORPORATION

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,153	$1,456
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	409	526
Provision for doubtful accounts	12	35
Provision for inventory obsolescence	114	53
Foreign currency transaction gains	(3)	(29)
Stock compensation expense	155	192
Changes in operating assets and liabilities:
Accounts receivable	(500)	(1,377)
Inventories	(1,843)	(887)
Other current assets	(314)	34
Accounts payable	807	873
Advance customer payments	919	401
Accrued expenses	(1,058)	859
Net cash provided (used) by operating activities	(149)	2,136

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale marketable securities	4,348	4,909
Purchases of available for sale marketable securities	(14,778)	(3,421)
Additions to equipment and leasehold improvements	(163)	(369)
Additions to patents	(83)	(35)
Net cash provided (used) by investing activities	(10,676)	1,084

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	420	599
Excess tax benefits from equity compensation plans	22	67
Net cash provided by financing activities	442	666

Effects of exchange rate changes on cash and cash equivalents	(15)	(2)

Net increase (decrease) in cash and cash equivalents	(10,398)	3,884

Cash and cash equivalents – beginning of period	30,056	19,592

Cash and cash equivalents – end of period	$19,658	$23,476

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CYBEROPTICS CORPORATION

(In thousands, except share and per share amounts)

1.   INTERIM REPORTING:

The interim consolidated financial statements presented herein as of March 31, 2007, and for the three month periods ended March 31, 2007 and 2006, are unaudited, but in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three month period ended March 31, 2007 do not necessarily indicate the results to be expected for the full year. The December 31, 2006, consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

2.   ACCOUNTING FOR STOCK-BASED COMPENSATION:

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective method. This statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of earnings based on the grant date fair value of the award. Under the modified prospective method, we are required to record equity-based compensation expense for all awards granted after the date of adoption, and for all unvested shares granted prior to the date of adoption. We utilize the straight-line method of expense recognition over the award’s service period for our graded vesting options. The fair value of stock options, granted before and after adoption of SFAS No. 123(R), has been determined using the Black-Scholes model. No stock options were granted in the three months ended March 31, 2007. The compensation expense recognized for all equity based awards is net of estimated forfeitures, which were based on historical data. We have classified equity based compensation within our statement of operations in the same manner as our cash based employee compensation costs.

The following table sets forth compensation expense (pre-tax) by segment for our equity-based awards for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31
(In thousands)	Electronic Assembly		Semi- Conductor		Total
	2007	2006	2007	2006	2007	2006
Cost of revenues	$24	$—	$4	$3	$28	$3
Research and development expenses	36	39	8	14	44	53
Selling, general and administrative expenses	77	112	6	24	83	136
Total	$137	$151	$18	$41	$155	$192

Total equity based compensation expense for the three months ended March 31, 2007 includes $115,000 for stock option awards, $31,000 for our employee stock purchase plan, and $9,000 for unvested restricted stock units. Total equity based compensation expense for the three months ended March 31, 2006 includes $150,000 for the unvested portion of stock option awards outstanding as of the date of adoption and expense for all awards granted after the date of adoption and $42,000 for our employee stock purchase plan.

At March 31, 2007, the total unrecognized compensation cost related to non vested equity based compensation arrangements was $1,022,000 and the related weighted average period over which it is expected to be recognized is 1.7 years. The total fair value of shares vested during the three months ended March 31, 2007 was $108,000.

Stock Options

We have three stock incentive plans that are administered under the supervision of the Compensation Committee of the Board of Directors. There are 1,242,603 shares of common stock reserved in the aggregate for issuance of options and other stock based benefits, including restricted stock units, to employees, directors, officers and others. Reserved shares underlying canceled options are available for future grant under our active plans. Options are granted at an option price per share equal to or greater than the market value at the date of grant. Generally, options granted to employees vest over a four-year period and expire five, seven or ten years after the date of grant. Each of our outside directors receives a stock option grant with immediate vesting for 4,500 shares on the day of our annual meeting. The plans allow for option holders to tender shares of our common stock as consideration for the option price provided that the tendered shares have been held by the option holder at least six months. As of March 31, 2007, there are 446,486 shares of common stock available under these plans for future issuance to employees and 66,300 shares of common stock available for future issuance to our outside directors. In addition, there are 50,000 shares reserved and included in the plan summaries below that are not part of the three stock incentive plans.

The following is a summary of stock option activity during the three months ended March 31, 2007:

	Options Outstanding	Weighted Average Exercise Price Per Share

Outstanding, December 31, 2006	763,721	$12.11
Granted	—	—
Exercised	(37,894)	$11.17
Forfeited or expired	(7,750)	$11.73
Outstanding, March 31, 2007	718,077	$12.16

Exercisable, March 31, 2007	579,007	$12.07

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The weighted average remaining contractual term and aggregate intrinsic value for options outstanding at March 31, 2007 was 3.52 years and $1,733,000. The weighted average remaining contractual term and aggregate intrinsic value of options exercisable at March 31, 2007 was 3.08 years and $1,510,000. The aggregate intrinsic value of stock options exercised in the three months ended March 31, 2007 was $90,000. During the three months ended March 31, 2007, we received total proceeds of $420,000 from the exercise of stock options and the excess tax benefit recognized as a credit to stockholders equity was $22,000.

Restricted Stock Units

Our 1998 Stock Incentive Plan also permits our Compensation Committee to grant other stock-based benefits, including restricted stock units. Restricted stock units are valued at a price equal to the fair market value of our common stock on the date of grant. In December 2006, we awarded 11,740 restricted stock units to our officers and certain key employees. The restricted stock units vest over a four year period and entitle the holders to one share of our common stock for each restricted unit. The fair value of each restricted stock unit on the date of grant was $12.95, and the aggregate intrinsic value of outstanding restricted stock units as of March 31, 2007 was $164,000. There were no grants or forfeitures of restricted stock units in the three month period ending on March 31, 2007. As of March 31, 2007, none of the restricted stock units were vested.

A summary of activity in non vested restricted stock units for the three months ended March 31, 2007 follows:

Non vested restricted stock units	Shares	Weighted – Average Grant Date Fair Value

Non vested at December 31, 2006	11,740	$12.95
Granted	—	—
Vested	—	—
Forfeited	—	—
Non vested at March 31, 2007	11,740	$12.95

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. Under the plan, 800,000 shares of common stock have been reserved for issuance. There were no share issuances under this plan in either the three months ended March 31, 2007 or the three months ended March 31, 2006. As of March 31, 2007, 170,176 shares remain available for future issuance under this plan.

3.	CERTAIN BALANCE SHEET COMPONENTS:

Inventories consist of the following:

In thousands)	March 31, 2007	December 31, 2006

Raw materials and purchased parts	$4,467	$3,462
Work in process	1,309	1,043
Finished goods	4,210	3,852

Total inventories	$9,986	$8,357

Warranty costs:

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Our warranty liability is included as a component of accrued expenses. At the end of each reporting period we revise our estimated warranty liability based on these factors. A reconciliation of the changes in our estimated warranty liability is as follows:

	Three Months Ended March 31,
(In thousands)	2007	2006

Balance at the beginning of period	$796	$558
Accruals for warranties	134	292
Settlements made during the period	(120)	(196)

Balance at the end of period	$810	$654

4.   INTANGIBLE ASSETS and GOODWILL:

Intangible assets consist of the following:

	As of March 31, 2007			As of December 31, 2006
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Developed technology	$7,775	$(6,986)	$789	$7,775	$(6,941)	$834
Patents and trademarks	2,448	(2,043)	405	2,365	(1,985)	380
Total	$10,223	$(9,029)	$1,194	$10,140	$(8,926)	$1,214

Amortization expense for the three month periods ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,
(In thousands)	2007	2006

Developed technology	$45	$204
Patents and trademarks	58	49
Total	$103	$253

As required by SFAS 142, we periodically reassess the carrying value, useful lives and classification of identifiable intangible assets. Estimated aggregate amortization expense based on current intangibles for the next five years is expected to be as follows: $310,000 for the remainder of 2007 and $317,000 in 2008, $277,000 in 2009 $181,000 in 2010 and $109,000 in 2011.

Goodwill related to our electronic assembly segment increased by $3,000 in the three months ended March 31, 2007 as the result of the translation impact on foreign denominated goodwill balances.

5.   BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS:

Our electronic assembly segment is the design, manufacture and sale of optical process control sensors and inspection systems for the electronics assembly equipment market. The semiconductor segment is the design, manufacture and sale of optical and other process control sensors and related equipment for the semiconductor capital equipment market. Information regarding our segments is as follows:

	Three Months Ended March 31,
(In thousands)	2007	2006
Revenue:
Electronic assembly
OEM Sensors	$7,805	$7,753
SMT Systems	4,573	5,182
Total electronic assembly	12,378	12,935
Semiconductor	1,363	1,783
Total	$13,741	$14,718

Income from operations:
Electronic assembly	$1,212	$1,815
Semiconductor	(38)	27
Income from operations	1,174	1,842
Interest income and other	559	394
Income before income taxes	$1,733	$2,236

Depreciation and amortization:
Electronic assembly	$355	$319
Semiconductor	54	207
Total	$409	$526

Export sales were 88% of revenue in the three month period ended March 31, 2007 and 80% of revenue in the three month period ended March 31, 2006. All of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended March 31,
(In thousands)	2007	2006
Americas	$650	$160
Europe	5,374	4,549
Asia	6,059	7,024
Other	—	1

Total export sales	$12,083	$11,734

6.   NET INCOME PER SHARE:

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist of common shares to be issued upon exercise of stock options, restricted stock units and from participation in our employee stock purchase plan, as calculated using the treasury stock method. The calculation of diluted net income per common share includes common equivalent shares of 88,000 for the three months ended March 31, 2007 and 117,000 shares for the three months ended March 31, 2006. The calculation of diluted net income per common share excludes potentially dilutive shares of 302,000 for the three months ended March 31, 2007 and 187,000 for the three months ended March 31, 2006, because their effect would anti-dilutive.

7.   COMPREHENSIVE INCOME:

Components of comprehensive income include net income, foreign-currency translation adjustments and unrealized gains and losses on our available-for-sale marketable securities. Total comprehensive income amounted to $1,216,000 for the three months ended March 31, 2007 and $1,467,000 for the three months ended March 31, 2006. At December 31, 2006 and March 31, 2007, components of accumulated other comprehensive loss is as follows:

(In Thousands)	Foreign Currency Translation	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Loss

Balance December 31, 2006	$(441)	$(12)	$(453)
Current Year Change	(13)	76	63

Balance March 31, 2007	$(454)	$64	$(390)

8.   INCOME TAXES:

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 “Accounting for Income Taxes”. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As a result of our adoption of FIN 48, we recognized a $32,000 increase in our liability for unrecognized income tax benefits with a corresponding decrease in beginning retained earnings on January 1, 2007. At the adoption date of January 1, 2007, we had $2,095,000 of gross unrecognized tax benefits, $1,246,000 of which would affect our effective tax rate if recognized. At March 31, 2007, we have $2,155,000 of gross unrecognized tax benefits. Consistent with the requirements of FIN 48, our net unrecognized tax benefits have been classified as a long term liability in our balance sheet.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. At adoption of FIN 48 on January 1, 2007, we had approximately $143,000 of accrued interest and penalties related to uncertain tax positions. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

We recorded a tax provision at a full rate of tax, approximating an estimated annual effective tax rate of 33.5% in the three months ended March 31, 2007 compared to an estimated annual effective tax rate of 34.9% in the three months ended March 31, 2006. Discrete items impacting the effective tax rate in the three months ended March 31, 2007 and 2006 were inconsequential.

9.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature on or about the last day of each quarter, and are designated as cash flow hedges. At March 31, 2007, we had one open swap agreement that was purchased on March 30, 2007, the fair value of which was inconsequential. The gains or losses from the settlement of foreign currency swap agreements, and the impact of currency fluctuations on the underlying inter-company balance, were also insignificant in the three months ended March 31, 2007.

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

11.   RECENT ACCOUNTING DEVELOPMENTS

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 159 on our financial position and results of operations.

12.   BOARD AUTHORIZATION OF STOCK REPURCHASE

Our board of directors has approved a stock repurchase program, effective July 31, 2006 for a period of one year, under which we may acquire up to 500,000 shares of our common stock from time to time in open market transactions, block purchases and other transactions. We have adopted a structured trading plan to implement the repurchase program. As of March 31, 2007 we have repurchased 210,398 shares of our common stock at an average price of $12.26 per share under this authorization.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

The preparation of the financial information contained in this 10-Q requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates on an ongoing basis, including those related to allowances for doubtful accounts and returns, warranty obligations, inventory valuation, the carrying value and any impairment of intangible assets, and income taxes. These critical accounting policies are discussed in more detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2006.

RESULTS OF OPERATIONS:

General

Our revenues decreased 7% to $13.7 million in the quarter ended March 31, 2007, from $14.7 million in the same period last year, and our income from operations decreased to $1.2 million in the quarter ended March 31, 2007 from $1.8 million in the quarter ended March 31, 2006. Revenue and income from operations for the quarter ended March 31, 2006 were favorably impacted by a large sale to a single customer for 25 solder paste inspection systems.

Our order rate decreased 12% in the first quarter of 2007 to $12.4 million from $14.1 million in the fourth quarter of 2006, and our backlog decreased 19% to $5.6 million at March 31, 2007 from $6.9 million at December 31, 2006. The decrease reflects slower electronic sensor sales as a result of a continuation of a mild cyclical slowdown in the market for automated pick and place equipment, which we expect will extend at least through the quarter ending June 30, 2007. Nevertheless, we expect sales of SMT system products, which are not as closely tied to expansions in production capacity, to remain strong during this time period. Worldwide demand for cell phones, laptops and other consumer electronics remain strong, along with the economies in the countries were most of our products are sold. We are optimistic that these factors will continue to drive demand for our electronic assembly and semiconductor products, and we will continue to see strength in our global markets for electronic assembly and semiconductor capital equipment.

Segment Results

Operating results for our electronics assembly and semiconductor segments for the three month periods ended March 31, 2007 and 2006 were as follows (in thousands):

	Three months ended March 31, 2007			Three months ended March 31, 2006
(In thousands)	Electronic Assembly	Semi- Conductor	Total	Electronic Assembly	Semi- Conductor	Total
Revenue	$12,378	$1,363	$13,741	$12,935	$1,783	$14,718
Cost of revenue	6,154	455	6,609	6,524	559	7,083
Gross margin	6,224	908	7,132	6,411	1,224	7,635

Research and development expenses	1,863	469	2,332	1,586	447	2,033
Selling, general and administrative expenses	3,122	459	3,581	2,983	570	3,553
Amortization of intangibles	27	18	45	27	180	207

Income (loss) from operations	$1,212	$(38)	$1,174	$1,815	$27	$1,842

Revenues

Our revenues decreased by 7% to $13.7 million in the three months ended March 31, 2007 from $14.7 million in the three months ended March 31, 2006. The following table sets forth revenues by product line for the three-month periods ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
(In Thousands)	2007	2006
Electronic Assembly
OEM Sensors	$7,805	$7,753
SMT Systems	4,573	5,182
Total Electronic Assembly	12,378	12,935
Semiconductor	1,363	1,783
Total	$13,741	$14,718

Electronic Assembly

Revenues from our electronic assembly OEM sensors for the three months ended March 31, 2007 totaled $7.8 million, and were virtually unchanged from the three months ended March 31, 2006. Revenues from our electronic assembly sensors historically have been cyclical in nature, with periods of growth as worldwide capacity is added to support increased consumer demand for electronic products, and new capital equipment is purchased as a result of technology changes in electronic components, such as miniaturization and changing production requirements. These periods of growth have historically been followed by periods of excess capacity and reduced capital spending. Sales of electronic assembly sensors for the three months ended March 31, 2007 remained comparable with sales levels in the third and fourth quarters of 2006, after peaking in the second quarter of 2006. We believe sales of electronic assembly sensors will slow somewhat further in the second quarter of 2007, reflecting a mild cyclical slowdown in the market for automated pick and place equipment. During the first quarter of 2006, revenue from electronic assembly sensors were positively impacted by improved conditions in our SMT electronic assembly market that began in the third and fourth quarters of 2005.

Revenues from our SMT systems products decreased by 12% to $4.6 million in the three months ended March 31, 2007 from $5.2 million in the three months ended March 31, 2006. During the first quarter of 2006, revenue from SMT systems products were positively impacted by a large sale to a single customer for 25 solder paste inspection systems. We believe that increased use of outsourcing for circuit board assembly, production difficulties associated with smaller component sizes, increased production speeds and increased cost pressure on companies manufacturing circuit boards has caused increased demand for our inspection equipment.

Export revenue from electronic assembly sensors and SMT systems totaled $11.7 million or 95% of revenue in the three months ended March 31, 2007, compared to $11.2 million or 87% of our electronic assembly revenue in the three months ended March 31, 2006. The international markets of China and the rest of Asia, Japan and Europe account for a significant portion of the production capability of capital equipment for the manufacture of electronics, the primary market for our electronic assembly sensor and SMT system product lines. An increasing proportion of our sales have been to international customers as manufacturing of electronic components has migrated offshore, particularly to China and other areas of Asia.

Semiconductor

Revenues from semiconductor products decreased by 24% to $1.4 million in the three months ended March 31, 2007 from $1.8 million in the three months ended March 31, 2006. The decrease in the first quarter of 2007 was primarily due to lower revenues from both our wafer mapping sensors and frame grabber products reflecting overall weaker market conditions in the semiconductor fabrication capital equipment market compared to the first quarter of 2006. The increase in the first quarter of 2006 was primarily due to higher revenues from our wafer mapping sensors as a result of improved market conditions in the semiconductor fabrication capital equipment market that began late in the fourth quarter of 2005.

Our wafer mapping and frame grabber products are relatively mature. We anticipate that future growth in our semiconductor revenues exclusive of changes related to capital procurement cycles will come from our new WaferSense™ products. WaferSense™ is a family of wireless, wafer like precision measurement tools for in-situ setup, calibration and process optimization in semiconductor processing equipment. We are currently working on, or recently introduced, several new additions to the WaferSense™ product line, including additional leveling sensors and new gapping and teaching sensors.

Export revenue as a percentage of total semiconductor revenue was 27% for both the three months ended March 31, 2007 and the three months ended March 31, 2006.

Gross Margin

Our gross margin as a percentage of sales for both our electronic assembly and semiconductor products are somewhat dependent on the level of revenues and resulting production levels over which to spread fixed manufacturing overhead costs that do not vary with activity levels. In addition, with higher production volumes manufacturing processes become more efficient and we are able to negotiate lower material costs from our suppliers as the result of volume discounts which reduces the overall cost of producing products for sale. The mix of products sold can also have an impact on electronic assembly and semiconductor margins. With respect to our electronic assembly products, the number of machines sold in a given transaction, the geographic area where the sale occurs, and whether the product is sold direct to the end user customer or through a distributor can also impact our gross margins.

Electronic Assembly

Gross margin as a percentage of electronic assembly sales were 50% in both the three months ended March 31, 2007 and the three months ended March 31, 2006. A slight decrease in the gross margin percentage from sales of electronic assembly sensors due to the mix of products sold and higher scraps costs, was offset by a slightly higher gross margin percentage from sales of our SMT inspection system products. During the three months ended March 31, 2007 sales of our higher margin Flex Ultra automated optical inspection (AOI) SMT system products represented 29% of SMT system sales, compared to 15% of SMT system sales in the three months ended March 31, 2006. In addition, our gross margin percentage can be impacted by the geographic area where our SMT system sales occur and the number of units sold in a single transaction. Larger transactions tend to have lower gross margin percentages. During the first quarter of 2006 we sold 25 solder paste inspection systems in a single transaction. With respect to our systems products, and particularly our solder paste inspection machines, we anticipate pricing pressures in 2007 due to additional competition in the marketplace for solder paste inspection.

Semiconductor

Gross margin as a percentage of sales were 67% in three months ended March 31, 2007 and 69% in the three months ended March 31, 2006. The decrease in gross margin as a percentage of sales in 2007, compared to 2006, is due to a slight change in product mix, and lower production volumes over which to spread fixed manufacturing overhead costs that do not vary with activity levels.

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

We are currently expecting research and development, and selling, general and administrative expenses to be higher in 2007, compared to 2006, as we increase new product development efforts, and continue development of our sales channels and new sales territories. We are continually evaluating existing and new research and development projects, and may elect to increase or decrease expenditures based on an assessment of the future revenue and profit potential of these projects. Further, sales commissions and other selling, general and administrative costs may be higher in 2007 compared to 2006, if revenue and profit levels increase over 2006 levels.

Electronic Assembly

Research and development expenses were $1.9 million or 15% of revenue in the three months ended March 31, 2007 and $1.6 million or 12% of revenue in the three months ended March 31, 2006. The 17% increase in research and development expenses in 2007 compared to 2006, was due to increased third party contract labor expense for further R&D investment in our SMT inspection system products, including additional features and enhancements for both our SE 300 Ultra solder paste inspection system and our Flex Ultra AOI system. In the three months ended March 31, 2007, we made R&D investments in our next generation Flex Ultra HR (high resolution) system, which can inspect components as small as 01005 English, with a forty percent improvement in image resolution. We also invested in our first SE 300 Ultra solder paste inspection system specifically modified for the Japanese market. Japan accounts for 25% of total worldwide production of SMT circuit boards. At the same time, we are continuing research and development of our new Embedded Process Verification sensor family (EPV®), which is targeted at those electronic assembly lines that do not have any inspection today. We believe there is potential additional revenue in the future by inserting some of the inspection functionality of our SMT systems directly into automated pick and place equipment.

Selling, general and administrative expenses were $3.1 million or 25% of revenue in the three months ended March 31, 2007, compared to $3.0 million or 23% of revenue in the three months ended March 31, 2006. The 5% increase in selling, general and administrative expenses in 2007, compared to 2006, was due to higher costs for sales commissions to third party sales representatives who work on a commission basis, offset by lower company wide incentive compensation due to the lower levels of revenue and profit in 2007 compared to 2006.

Semiconductor

Research and development expenses were $.5 million or 34% of revenue in the three months ended March 31, 2007 and $.4 million or 25% of revenue in the three months ended March 31, 2006. Research and development expenses in 2007, compared to 2006, were flat as lower costs for company wide incentives resulting from lower levels of revenue and profits were offset by higher costs for third party contract labor. During 2007 and 2006, research and development efforts were primarily focused on development of new products for the semiconductor market, including enhancements to the WaferSense™ auto leveling sensor (ALS) first introduced in late 2004 and extensions to the WaferSense™ family of products, including gapping and teaching sensors.

Selling, general and administrative expenses were $.5 million or 34% of revenue in the three months ended March 31, 2007 and $.6 million or 32% of revenue in the three months ended March 31, 2006. The 19% decrease in selling, general and administrative expenses in 2007, compared to 2006, was due to a small reduction in headcount, lower expenses for marketing programs, and lower costs for company wide incentive compensation resulting from lower levels of revenue and profit.

Amortization of Intangible Assets

Amortization of acquired intangible assets related to our electronic assembly segment was less than $.1 million in the three months ended March 31, 2007 and did not change compared to the three months ended March 31, 2006. We expect amortization expense for acquired intangible assets related to our electronic assembly segment to be less than $.1 million for the year ended December 31, 2007.

Amortization of acquired intangible assets related to our semiconductor segment was less than $.1 million in the three months ended March 31, 2007 and $.2 million in the three months ended March 31, 2006. The decrease in semiconductor amortization was due to certain acquired intangible assets becoming fully amortized during 2006. We expect amortization expense for acquired intangible assets related to our semiconductor segment to be less than $.1 million for the year ended December 31, 2007.

Interest and Other

Interest income and other primarily includes interest earned on investments and gains and losses associated with foreign currency transactions. Interest income and other increased during the three months ended March 31, 2007 compared to the same period in 2006 as the result of additional invested funds and higher rates of interest earned on those funds.

Provision for Income Taxes and Effective Income Tax Rate

Effective January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 “Accounting for Income Taxes”. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As a result of our adoption of FIN 48, we recognized a $32,000 increase in our liability for unrecognized income tax benefits with a corresponding decrease in beginning retained earnings on January 1, 2007. At the adoption date of January 1, 2007, we had $2,095,000 of gross unrecognized tax benefits, $1,246,000 of which would affect our effective tax rate if recognized. At March 31, 2007, we have $2,155,000 of gross unrecognized tax benefits. Consistent with the requirements of FIN 48, our net unrecognized tax benefits have been classified as a long term liability in our balance sheet.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. At adoption of FIN 48 on January 1, 2007, we had approximately $143,000 of accrued interest and penalties related to uncertain tax positions. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

We recorded a tax provision at a full rate of tax, approximating an estimated annual effective tax rate of 33.5% in the three months ended March 31, 2007 compared to an estimated annual effective tax rate of 34.9% in the three months ended March 31, 2006. Discrete items impacting the effective tax rate in the three months ended March 31, 2007 and 2006 were inconsequential.

Order Rate and Backlog

Our orders totaled $12.4 million in the three month period ended March 31, 2007 compared to $14.1 million in the three month period ended December 31, 2006 and $16.0 million in the three month period ended March 31, 2006. Backlog totaled $5.6 million at March 31, 2007, $6.9 million at December 31, 2006 and $8.2 million at March 31, 2006. The scheduled shipment (or estimated timing of revenue for systems recognized upon acceptance) for backlog at March 31, 2007 is as follows:

(In thousands)	Backlog

2nd Quarter 2007	$5,216
3rd Quarter 2007 and after	360
Total backlog	$5,576

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased by $10.4 million in the three month period ended March 31, 2007, primarily because of $.1 million of cash used by operating activities, purchases of $10.4 million of marketable securities, net of maturities of marketable securities, $.2 million of cash used for capital purchases, offset by $.4 million of cash provided by financing activities, primarily stock option exercises. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities and investment of cash balances resulting from those maturities or from other sources of cash in addition to marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Our combined balances of cash and marketable securities increased $.1 million to $49.1 million as of March 31, 2007 from $49.0 million as of December 31, 2006.

We used $.1 million of cash for operations in the three months ended March 31, 2007. Cash used by operations primarily included net income of $1.2 million, which included $.7 million of net non-cash expenses for depreciation and amortization, provisions for inventory obsolescence, doubtful accounts and deferred taxes, foreign currency transactions and stock compensation expense. Changes in operating assets and liabilities included increases in accounts receivable of $.5 million, inventories of $1.8 million and decreases in accrued expenses of $1.1 million. These uses of cash were partially offset by increases in accounts payable of $.8 million and increases in advance customer payments of $.9 million. Increases in accounts receivable resulted from a slight increase in day’s sales outstanding, reflecting the timing of receipt of individual customer payments. Inventories were up due to a shift in the mix of products sold in the three months ending March 31, 2007 from what was originally anticipated at the start of the quarter, resulting in higher inventory balances. We anticipate that inventory will decrease as the year progresses. The $1.1 million decrease in accrued expenses resulted from payment of 2006 annual incentive compensation during the three months ended March 31, 2007. Higher accounts payable is primarily the result of increased inventory purchases and higher inventory balance at March 31, 2007. The increase in advance customer payments is due to more sales from customers who pay in advance of revenue recognition from the related sale.

We generated $2.1 million of cash from operations during the three months ended March 31, 2006. Cash generated from operations primarily included net income of $1.5 million, which included $.8 million of net non-cash expenses, and increases in accounts payable of $.9 million, advance customer payments of $.4 million and accrued expenses of $.9 million. This cash generated more than offset increases in accounts receivable of $1.4 million and inventory of $.9 million.

We used $10.7 million of cash for investing activities in the three months ended March 31, 2007 compared to generating $1.1 million of cash from investing activities during the same period in 2006. Changes in the level of investment in marketable securities resulting from purchases and maturities of those securities used $10.4 million of cash in 2007 and generated $1.5 million of cash in 2006. We used $.2 million of cash for the purchase of fixed assets and capitalized patent costs in the three months ended March 31, 2007, compared to using $.4 million of cash for fixed assets and capitalized patent cost during the same period of 2006.

Financing activities generated $.4 million of cash from the exercise of stock options, including excess tax benefits from the exercise of those options, in the three months ended March 31, 2007, compared to generating $.7 million of cash from the exercise of stock options, including excess tax benefits, in the three months ended March 31, 2006.

A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no significant changes to our contractual obligations in the three months ended March 31, 2007 and we have not entered into any material commitments for capital expenditures outside of those normal contractual obligations. Purchase commitments for inventory can vary based on the volume of revenue and resulting inventory requirements. Our cash, cash equivalents and marketable securities totaled $49.1 million at March 31, 2007. We believe that our available balances of cash, cash equivalents and marketable securities, coupled with anticipated cash flow from operations, will be adequate to fund our cash flow needs for the foreseeable future.

At March 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to the financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

OTHER FACTORS

Changes in revenues have resulted primarily from changes in the level of unit shipments and the relative strength of the worldwide electronics and semiconductor fabrication capital equipment markets. We believe that inflation has not had any significant effect on operations. All of our international export sales are negotiated, invoiced and paid in U.S. dollars. Accordingly, although currency fluctuations do not significantly affect our revenue and income, they can influence the price competitiveness of our products and the willingness of existing and potential customers to purchase our products.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 159 on our financial position and results of operations.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess funds not required for current operations in marketable securities. The investment policy for these marketable securities is approved annually by the Board of Directors and administered by management. A third party, approved by our Board of Directors, manages the portfolio at the direction of management. The investment policy dictates that marketable securities consist of U.S. Government or U.S. Government agency securities or certain approved corporate instruments with maturities of five years or less and an average portfolio maturity of not more than 18 months. As of March 31, 2007, our portfolio of marketable securities had an average term to maturity of less than one year. All marketable securities are classified as available for sale and carried at fair value. We estimate that a hypothetical 1% increase in market interest rates would result in a decrease in the market value of the portfolio of marketable securities of approximately $.4 million. If such a rate increase occurred, our net income would only be impacted if securities were sold prior to maturity.

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature on or about the last day of each quarter, and are designated as cash flow hedges. At March 31, 2007, we had one open swap agreement that was purchased on March 30, 2007, the fair value of which was inconsequential. The gains or losses from the settlement of foreign currency swap agreements, and the impact of currency fluctuations on the underlying inter-company balance, were also insignificant in the three months ended March 31, 2007.

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

b.             During the quarter ended March 31, 2007, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “ Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

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

Dated:   May 8, 2007