Form 10-Q
period 2007-06-30
CYBEROPTICS CORP
filed 2007-08-08
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At July 30, 2007, there were 8,903,696 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION
(Unaudited)

(In thousands except share information)	June 30, 2007	December 31, 2006

ASSETS

Cash and cash equivalents	$17,118	$30,056
Marketable securities	7,608	12,175
Accounts receivable, net	11,278	10,471
Inventories	10,514	8,357
Other current assets	1,032	868
Deferred tax assets	2,572	2,725

Total current assets	50,122	64,652

Marketable securities	24,116	6,776
Equipment and leasehold improvements, net	2,012	1,814
Intangible and other assets, net	1,142	1,214
Goodwill	5,216	5,160
Deferred tax assets	2,316	2,394

Total assets	$84,924	$82,010

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$3,501	$3,783
Advance customer payments	756	76
Accrued expenses	3,084	5,131

Total current liabilities	7,341	8,990

Other liabilities	1,368	—

Total liabilities	8,709	8,990

Contingencies (Note 10)	—	—

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 37,500,000 shares authorized, 8,903,696 and 8,861,909 shares issued and outstanding, respectively	50,438	49,544
Accumulated other comprehensive loss	(471)	(453)
Retained earnings	26,248	23,929

Total stockholders’ equity	76,215	73,020

Total liabilities and stockholders’ equity	$84,924	$82,010

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED INCOME STATEMENTS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands, except per share amounts)	2007	2006	2007	2006

Revenues	$13,974	$14,551	$27,715	$29,269
Cost of revenues	6,880	6,438	13,489	13,521

Gross profit	7,094	8,113	14,226	15,748

Research and development expenses	2,201	1,907	4,533	3,940
Selling, general and administrative expenses	3,573	3,565	7,154	7,118
Amortization of intangibles	46	172	91	379

Income from operations	1,274	2,469	2,448	4,311

Interest income and other	559	418	1,118	812

Income before income taxes	1,833	2,887	3,566	5,123

Income tax provision	635	980	1,215	1,760

Net income	$1,198	$1,907	$2,351	$3,363

Net income per share – Basic	$0.13	$0.21	$0.26	$0.38

Net income per share – Diluted	$0.13	$0.21	$0.26	$0.37

Weighted average shares outstanding – Basic	8,901	8,997	8,890	8,962

Weighted average shares outstanding – Diluted	8,988	9,100	8,980	9,072

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION
(Unaudited)

	Six Months Ended June 30,

(In thousands)	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,351	$3,363
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	880	1,013
Provision for doubtful accounts	25	46
Provision for inventory obsolescence	230	168
Foreign currency transaction (gain) loss	(33)	(175)
Stock compensation costs	418	497
Changes in operating assets and liabilities:
Accounts receivable	(832)	1,196
Inventories	(2,636)	(1,538)
Other current assets	(163)	109
Accounts payable	(284)	581
Advance customer payments	680	(155)
Accrued expenses	(481)	1,671

Net cash provided by operating activities	155	6,776

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of available for sale marketable securities	12,175	10,356
Purchases of available for sale marketable securities	(24,982)	(4,432)
Additions to equipment and leasehold improvements	(611)	(671)
Additions to patents	(139)	(69)

Net cash (used) provided by investing activities	(13,557)	5,184

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	607	1,230
Excess tax benefit from exercise of stock options	28	167
Repurchase of common stock	(163)	—

Net cash provided by financing activities	472	1,397

Effects of exchange rate changes on cash and cash equivalents	(8)	(15)

Net (decrease) increase in cash and cash equivalents	(12,938)	13,342

Cash and cash equivalents – beginning of period	30,056	19,592

Cash and cash equivalents – end of period	$17,118	$32,934

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION
(In thousands, except share and per share amounts)

1. INTERIM REPORTING:

The interim condensed consolidated financial statements presented herein as of June 30, 2007, and for the three and six month periods ended June 30, 2007 and 2006, are unaudited, but in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and six month periods ended June 30, 2007 do not necessarily indicate the results to be expected for the full year. The December 31, 2006, consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

The following tables set forth compensation expense (pre-tax) by segment for our equity-based awards for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three months ended June 30,

(In thousands)	Electronic Assembly		Semi- Conductor		Total

	2007	2006	2007	2006	2007	2006

Cost of revenues	$26	$27	$2	$3	$28	$30
Research and development expenses	29	32	6	2	35	34
Selling, general and administrative expenses	194	232	6	9	200	241

Total	$249	$291	$14	$14	$263	$305

	Six months ended June 30,

(In thousands)	Electronic Assembly		Semi- Conductor		Total

	2007	2006	2007	2006	2007	2006

Cost of revenues	$50	$27	$6	$6	$56	$33
Research and development expenses	65	71	14	16	79	87
Selling, general and administrative expenses	271	344	12	33	283	377

Total	$386	$442	$32	$55	$418	$497

Total equity based compensation expense in the three months ended June 30, 2007 includes $230,000 for stock option awards, $24,000 for our employee stock purchase plan and $9,000 for restricted stock units. Total equity based compensation expense in the three months ended June 30, 2006 includes $289,000 for stock option awards, and $16,000 for our employee stock purchase plan. Total equity based compensation expense in the six months ended June 30, 2007 includes $345,000 for stock option awards, $55,000 for our employee stock purchase plan, and $18,000 for unvested restricted stock units. Total equity based compensation expense in the six months ended June 30, 2006, includes $439,000 for stock option awards, and $58,000 for our employee stock purchase plan.

At June 30, 2007, the total unrecognized compensation cost related to non vested equity based compensation arrangements was $885,000 and the related weighted average period over which it is expected to be recognized is 1.5 years.

Stock Options

We have three stock incentive plans that are administered under the supervision of the Compensation Committee of the Board of Directors. There are 1,224,372 shares of common stock reserved in the aggregate for issuance of options and other stock based benefits, including restricted stock units, to employees, directors, officers and others. Reserved shares underlying canceled options are available for future grant under our active plans. Options are granted at an option price per share equal to or greater than the market value at the date of grant. Generally, options granted to employees vest over a four-year period and expire five, seven or ten years after the date of grant. Each of our outside directors receives a stock option grant with immediate vesting for 4,500 shares on the day of our annual meeting. The plans allow for option holders to tender shares of our common stock as consideration for the option price provided that the tendered shares have been held by the option holder at least six months. The only stock options granted during the six months ended June 30, 2007 were the annual grants to our outside directors on May 21, 2007, aggregating 18,000 shares. As of June 30, 2007, there are 446,611 shares of common stock available under these plans for future issuance to employees and 66,300 shares of common stock available for future issuance to our outside directors. In addition, there are 50,000 shares reserved and included in the plan summaries below that are not part of the three stock incentive plans.

The following is a summary of stock option activity during the six months ended June 30, 2007:

	Options Outstanding	Weighted Average Exercise Price Per Share

Outstanding, December 31, 2006	763,721	$12.11
Granted	18,000	$12.89
Exercised	(55,125)	$11.08
Forfeited or expired	(26,875)	$11.03

Outstanding, June 30, 2007	699,721	$12.25

Exercisable, June 30, 2007	573,551	$12.16

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The weighted average remaining contractual term and aggregate intrinsic value for options outstanding at June 30, 2007 was 3.56 years and $1,394,000. The weighted average remaining contractual term and aggregate intrinsic value of options exercisable at June 30, 2007 was 3.21 years and $1,256,000. The aggregate intrinsic value of stock options exercised in the six months ended June 30, 2007 was $130,000. During the six months ended June 30, 2007, we received total proceeds of $607,000 from the exercise of stock options and the excess tax benefit recognized as a credit to stockholders equity was $28,000.

Restricted Stock Units

Our 1998 Stock Incentive Plan also permits our Compensation Committee to grant other stock-based benefits, including restricted stock units. Restricted stock units are valued at a price equal to the fair market value of our common stock on the date of grant. In December 2006, we awarded 11,740 restricted stock units to our officers and certain key employees. The restricted stock units vest over a four year period and entitle the holders to one share of our common stock for each restricted unit. The fair value of each restricted stock unit on the date of grant was $12.95, and the aggregate intrinsic value of outstanding restricted stock units as of June 30, 2007 was $158,000. There were no grants or forfeitures of restricted stock units in the six months ending June 30, 2007. As of June 30, 2007, none of the restricted stock units were vested.

A summary of activity in non vested restricted stock units for the six months ended June 30, 2007 follows:

Non vested restricted stock units	Shares	Weighted – Average Grant Date Fair Value

Non vested at December 31, 2006	11,740	$12.95
Granted	—	—
Vested	—	—
Forfeited	—	—

Non vested at June 30, 2007	11,740	$12.95

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. Under the plan, 800,000 shares of common stock have been reserved for issuance. There were no share issuances under this plan in either the six months ended June 30, 2007 or the six months ended June 30, 2006. As of June 30, 2007, 170,176 shares remain available for future issuance under this plan.

3. CERTAIN BALANCE SHEET COMPONENTS:

Inventories consist of the following:

(In thousands)	June 30, 2007	December 31, 2006

Raw materials and purchased parts	$5,160	$3,462
Work in process	1,133	1,043
Finished goods	4,221	3,852

Total inventories	$10,514	$8,357

Warranty costs:

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Our warranty liability is included as a component of accrued expenses. Our warranty expense is included as a component of cost of revenues. At the end of each reporting period we revise our estimated warranty liability based on these factors. A reconciliation of the changes in our estimated warranty liability is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2007	2006	2007	2006

Balance at beginning of period	$810	$654	$796	$558
Accrual for warranties	119	123	253	415
Settlements made during the period	(24)	(123)	(144)	(319)

Balance at end of period	$905	$654	$905	$654

4. INTANGIBLE ASSETS and GOODWILL:

Intangible assets consist of the following:

	As of June 30, 2007			As of December 31, 2006

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Developed technology	$7,775	$(7,032)	$743	$7,775	$(6,941)	$834
Patents and trademarks	2,504	(2,105)	399	2,365	(1,985)	380

Total	$10,279	$(9,137)	$1,142	$10,140	$(8,926)	$1,214

Amortization expense for the three and six month periods ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2007	2006	2007	2006

Developed technology	$46	$169	$91	$373
Patents and trademarks	62	50	120	99

Total	$108	$219	$211	$472

As required by SFAS 144, we periodically reassess the carrying value, useful lives and classification of identifiable intangible assets. Estimated aggregate amortization expense based on current intangibles for the next five years is expected to be as follows: $207,000 for the remainder of 2007 and $314,000 in 2008, $314,000 in 2009, $186,000 in 2010 and $121,000 in 2011. The preceding expected amortization expense is an estimate. Actual amortization expense may differ from estimates due to additional intangible asset additions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

Goodwill related to our electronic assembly segment increased by $56,000 in the six months ended June 30, 2007 as the result of the translation impact on foreign denominated goodwill balances.

5. BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS:

Our electronic assembly segment is the design, manufacture and sale of optical process control sensors and inspection systems for the electronics assembly equipment market. The semiconductor segment is the design, manufacture and sale of optical and other process control sensors and related equipment for the semiconductor capital equipment market. Information regarding our segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2007	2006	2007	2006

Revenue
Electronic Assembly
OEM Sensors	$6,879	$9,497	$14,684	$17,250
SMT Systems	5,677	3,480	10,250	8,662

Total Electronic Assembly	12,556	12,977	24,934	25,912

Semiconductor	1,418	1,574	2,781	3,357

Total	$13,974	$14,551	$27,715	$29,269

Income (loss) from operations
Electronic Assembly	$1,185	$2,631	$2,397	$4,446
Semiconductor	89	(162)	51	(135)

Total income from operations	1,274	2,469	2,448	4,311
Interest income and other	559	418	1,118	812

Income before taxes	$1,833	$2,887	$3,566	$5,123

Depreciation and amortization:
Electronic Assembly	$415	$314	$770	$633
Semiconductor	56	173	110	380

Total	$471	$487	$880	$1,013

Export sales were 88% of revenue in the three and six months ended June 30, 2007. Export sales were 89% of revenue in the three months ended June 30, 2006 and 84% of revenue in the six months ended June 30, 2006. All of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2007	2006	2007	2006

Americas	$253	$18	$903	$178
Europe	4,056	6,384	9,430	10,933
Asia	8,054	6,542	14,113	13,566
Other	—	—	—	1

Total export sales	$12,363	$12,944	$24,446	$24,678

6. NET INCOME PER SHARE:

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist of common shares to be issued upon exercise of stock options, restricted stock units and from participation in our employee stock purchase plan, as calculated using the treasury stock method. The calculation of diluted net income per common share includes 87,000 common equivalent shares for the three months ended June 30, 2007 and 103,000 common equivalent shares for the three months ended June 30, 2006. The calculation of diluted net income per common share includes 90,000 common equivalent shares for the six months ended June 30, 2007 and 110,000 common equivalent shares for the six months ended June 30, 2006. The calculation of diluted net income per common share excludes 323,000 potentially dilutive shares for the three months ended June 30, 2007 and 172,000 potentially dilutive shares for the three months ended June 30, 2006. The calculation of diluted net income per common share excludes 313,000 potentially dilutive shares for the six months ended June 30, 2007 and 180,000 potentially dilutive shares for the six months ended June 30, 2006, because their effect would be anti-dilutive.

7. COMPREHENSIVE INCOME:

Components of comprehensive income include net income, foreign-currency translation adjustments and unrealized losses on our available-for-sale marketable securities. Total comprehensive income amounted to $1,117,000 for the three months ended June 30, 2007 and $1,911,000 for the three months ended June 30, 2006. Total comprehensive income amounted to $2,335,000 for the six months ended June 30, 2007 and $3,378,000 for the six months ended June 30, 2006. At December 31, 2006 and June 30, 2007, components of accumulated other comprehensive loss is as follows:

(In thousands)	Foreign Currency Translation	Unrealized Losses on Securities	Accumulated Other Comprehensive Loss

Balance December 31, 2006	$(441)	$(12)	$(453)
Current year change	16	(34)	(18)

Balance June 30, 2007	$(425)	$(46)	$(471)

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

As a result of our adoption of FIN 48, we recognized a $32,000 increase in our liability for unrecognized income tax benefits with a corresponding decrease in beginning retained earnings on January 1, 2007. At the adoption date of January 1, 2007, we had $2,095,000 of gross unrecognized tax benefits, $1,246,000 of which would affect our effective tax rate if recognized. At June 30, 2007, we have $2,216,000 of gross unrecognized tax benefits. Consistent with the requirements of FIN 48, our net unrecognized tax benefits have been classified as a long term liability in our balance sheet.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. At adoption of FIN 48 on January 1, 2007, we had approximately $143,000 of accrued interest and penalties related to uncertain tax positions. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

We recorded a tax provision at a full rate of tax, approximating an estimated annual effective tax rate of 34.1% in the six months ended June 30, 2007 compared to an estimated annual effective tax rate of 34.4% in the six months ended June 30, 2006. Discrete items impacting the effective tax rate in the six months ended June 30, 2007 and 2006 were inconsequential.

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature on or about the last day of each quarter, and are designated as cash flow hedges. At June 30, 2007, we had one open swap agreement that was purchased on June 29, 2007, the fair value of which was inconsequential. The gains or losses from the settlement of foreign currency swap agreements, and the impact of currency fluctuations on the underlying inter-company balance, were insignificant in the three and six months ended June 30, 2007.

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

12. BOARD AUTHORIZATION OF STOCK REPURCHASE

Our board of directors approved a stock repurchase program, effective July 31, 2006 for a period of one year, under which we were allowed to acquire up to 500,000 shares of our common stock from time to time in open market transactions, block purchases and other transactions. We adopted a structured trading plan to implement the repurchase program. As of June 30, 2007 we have repurchased 223,464 shares of our common stock at an average price of $12.27 per share under this authorization. The stock repurchase program and structured trading plan have now expired as required per the original term implemented in July 2006.

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

RESULTS OF OPERATIONS:

General

          Our revenues decreased 4% to $14.0 million in the quarter ended June 30, 2007 and decreased 5% to $27.7 million for the six months ended June 30, 2007 from the same periods last year. Our income from operations decreased to $1.3 million in the quarter ended June 30, 2007 from $2.4 million in the quarter ended June 30, 2006, and our income from operations decreased to $2.4 million in the six months ended June 30, 2007 from $4.3 million in the six months ended June 30, 2006. Our revenues and results of operations for the three and six months ended June 30, 2007 compared to the same periods of 2006 have been negatively impacted by a sluggish global electronic assembly market for automated pick and place machines.

          Our order rate increased 37% in the second quarter of 2007 to $17.0 million from $12.4 million in the first quarter of 2007, and our backlog increased 54% to $8.6 million at June 30, 2007 from $5.6 million at March 31, 2007. We believe the increase in our order rate and backlog reflects the start of a general upturn in the global electronic assembly market for automated pick and place equipment, which has been sluggish throughout the past year. Also benefiting our second quarter order rate and backlog was an order that we received for 37 SE 300 solder paste inspection systems, the largest such order in our history. Approximately one-half of this order, which was placed by a major Asian original design manufacturer, or ODM, was shipped in the quarter ending June 30, 2007, with the balance expected to ship in the third quarter. Worldwide demand for cell phones, laptops and other consumer electronics remain strong, along with the economies in the countries where most of our products are sold. We are optimistic that these factors will continue to drive demand for our electronic assembly and semiconductor products, and we will continue to see strength in our global markets for electronic assembly and semiconductor capital equipment.

Segment Results

          Operating results for our electronics assembly and semiconductor segments for the three and six month periods ended June 30, 2007 and 2006 were as follows (in thousands):

	Three months ended June 30, 2007			Three months ended June 30, 2006

(In thousands)	Electronic Assembly	Semi- Conductor	Total	Electronic Assembly	Semi- Conductor	Total

Revenue	$12,556	$1,418	$13,974	$12,977	$1,574	$14,551
Cost of revenue	6,380	500	6,880	5,932	506	6,438

Gross profit	6,176	918	7,094	7,045	1,068	8,113

Research and development expenses	1,795	406	2,201	1,413	494	1,907
Selling, general and administrative expenses	3,168	405	3,573	2,974	591	3,565
Amortization of intangibles	28	18	46	27	145	172

Income (loss) from operations	$1,185	$89	$1,274	$2,631	$(162)	$2,469

	Six months ended June 30, 2007			Six months ended June 30, 2006

(In thousands)	Electronic Assembly	Semi- Conductor	Total	Electronic Assembly	Semi- Conductor	Total

Revenue	$24,934	$2,781	$27,715	$25,912	$3,357	$29,269
Cost of revenue	12,534	955	13,489	12,456	1,065	13,521

Gross profit	12,400	1,826	14,226	13,456	2,292	15,748

Research and development expenses	3,658	875	4,533	2,999	941	3,940
Selling, general and administrative expenses	6,290	864	7,154	5,957	1,161	7,118
Amortization of intangibles	55	36	91	54	325	379

Income (loss) from operations	$2,397	$51	$2,448	$4,446	$(135)	$4,311

Revenues

          Our revenues decreased by 4% to $14.0 million in the three months ended June 30, 2007 from $14.6 million in the three months ended June 30, 2006, and decreased by 5% to $27.7 million in the six months ended June 30, 2007 from $29.3 million in the six months ended June 30, 2006. The following table sets forth revenues by product line for the three and six month periods ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2007	2006	2007	2006

Electronic Assembly
OEM Sensors	$6,879	$9,497	$14,684	$17,250
SMT Systems	5,677	3,480	10,250	8,662

Total Electronic Assembly	12,556	12,977	24,934	25,912
Semiconductor	1,418	1,574	2,781	3,357

Total	$13,974	$14,551	$27,715	$29,269

          Electronic Assembly

          Revenues from our electronic assembly OEM sensors decreased by 28% to $6.9 million in the three months ended June 30, 2007 from $9.5 million in the three months ended June 30, 2006 and decreased by 15% to $14.7 million in the six months ended June 30, 2007 from $17.3 million in the six months ended June 30, 2006. Revenues from our electronic assembly sensors historically have been cyclical in nature, with periods of growth as worldwide capacity is added to support increased consumer demand for electronic products, and new capital equipment is purchased as a result of technology changes in electronic components, such as miniaturization and changing production requirements. These periods of growth have historically been followed by periods of excess capacity and reduced capital spending. Sales of electronic assembly sensors have been somewhat sluggish throughout the past year after peaking in the three months ended June 30, 2006, with sales of electronic assembly sensors for the three and six months ended June 30, 2007 being comparable with sales levels in the third and fourth quarters of 2006. Order rates and backlog for electronic assembly sensors started to increase in the three months ended June 30, 2007. We believe the increase in our order rate and backlog reflects the start of a general upturn in the global electronic assembly market for automated pick and place equipment.

          Revenues from our SMT systems products increased by 63% to $5.7 million in the three months ended June 30, 2007 from $3.5 million in the three months ended June 30, 2006 and increased by 18% to $10.2 million in the six months ended June 30, 2007 from $8.7 million in the six months ended June 30, 2006. Revenue from SMT systems products for the three and six months ended June 30, 2007 were favorably impacted by an order for 37 SE 300 Ultra solder paste inspection systems, the largest such order in our history. Approximately one-half of this order, which was placed by a major Asian original design manufacturer, or ODM, was shipped in the quarter ended June 30, 2007, with the balance expected to ship in the third quarter. Revenue from SMT systems products in the six months ending June 30, 2006 were positively impacted by a large sale to a single customer in the first quarter of 2006 for 25 solder paste inspection systems. During the past year we have invested heavily in the development and enhancement of our SE 300 Ultra solder paste inspection system and Flex Ultra automated optical inspection (AOI) system. We believe that these new product developments and enhancements have led to higher revenue from sales of SMT inspection systems in 2007 compared to 2006. In addition, we believe that increased use of outsourcing for circuit board assembly, production difficulties associated with smaller component sizes, increased production speeds and increased cost pressure on companies manufacturing circuit boards has caused increased demand for our inspection equipment.

          Export revenue from electronic assembly sensors and SMT systems totaled $11.9 million or 95% of revenue in the three months ended June 30, 2007, compared to $12.4 million or 95% of revenue in the three months ended June 30, 2006. Export revenue from electronic assembly sensors and SMT systems totaled $23.6 million or 95% of revenue in the six months ended June 30, 2007, compared to $23.6 million or 91% of revenue in the six months ended June 30, 2006. The international markets of China and the rest of Asia, Japan and Europe account for a significant portion of the production capability of capital equipment for the manufacture of electronics, the primary market for our electronic assembly sensor and SMT system product lines. An increasing proportion of our sales have been to international customers as manufacturing of electronic components has migrated offshore, particularly to China and other areas of Asia.

          Semiconductor

          Revenues from semiconductor products decreased by 10% to $1.4 million in the three months ended June 30, 2007 from $1.6 million in the three months ended June 30, 2006 and decreased by 17% to $2.8 million in the six months ended June 30, 2007 from $3.4 million in the six months ended June 30, 2006. The decrease in the three and six months ended June 30, 2007 was due to lower revenues from both our wafer mapping sensors and frame grabber products reflecting overall weaker market conditions in the semiconductor fabrication capital equipment market compared to the same periods of 2006.

          Our wafer mapping and frame grabber products are relatively mature. We anticipate that future growth in our semiconductor revenues exclusive of changes related to capital procurement cycles will come from our new WaferSense™ products. WaferSense™ is a family of wireless, wafer like precision measurement tools for in-situ setup, calibration and process optimization in semiconductor processing equipment. We are currently developing, or recently introduced, several new additions to the WaferSense™ product line, including additional leveling sensors and new gapping and teaching sensors. Revenue from our new WaferSense products increased to $0.4 million in the six months ended June 30, 2007 from $0.2 million in the six months ended June 30, 2006.

          Export revenue as a percentage of semiconductor revenue totaled $0.4 million or 31% of revenue in the three months ended June 30, 2007, compared to $0.6 million or 36% of revenue in the three months ended June 30, 2006. Export revenue as a percentage of semiconductor revenue totaled $0.8 million or 29% of revenue in the six months ended June 30, 2007, compared to $1.0 million or 31% of revenue in the six months ended June 30, 2006.

Gross Margin

          Electronic Assembly

          Gross margin as a percentage of electronic assembly sales was 49% in the three months ended June 30, 2007, compared to 54% in the three months ended June 30, 2006. Gross margin as a percentage of electronic assembly sales was 50% in the six months ended June 30, 2007, compared to 52% in the six months ended June 30, 2006. The decrease in gross margin as a percentage of electronic assembly sales in the three and six months ended June 30, 2007 compared to the prior year is principally due to the mix of products sold, offset by a net $250,000 benefit from a warranty recovery from one of our vendors. Higher margin electronic assembly sensors accounted for 57% and 55% of total electronic assembly sales in the three and six months ended June 30, 2007, compared to 73% and 67% of total electronic assembly sales in the three and six months ended June 30, 2006. Our gross margin as a percentage of electronic assembly sales in 2007 was also somewhat negatively affected by the large order that we received for 37 SE 300 Ultra solder paste inspection systems, which was priced aggressively due to the number of systems in the order, and because it was placed by our largest ODM customer. Larger transactions tend to have lower gross margin percentages. During the first quarter of 2006 we sold 25 solder paste inspection systems in a single transaction.

          With respect to our electronic assembly SMT system products, the number of machines sold in a given transaction, the geographic area where the sale occurs, and whether the product is sold direct to the end user customer or through a distributor can impact our gross margins. The market for SMT inspection system products, including both our solder paste and automated optical inspection (AOI) system products is becoming increasingly competitive, both in terms of technology and pricing. The increasing competition in the SMT system market has had a negative impact on our SMT system gross margins compared to prior periods, particularly for our solder paste inspection systems. We anticipate that pricing pressures will continue throughout 2007 due to the heightened competition in the marketplace.

          Semiconductor

          Gross margin as a percentage of semiconductor sales was 65% in the three months ended June 30, 2007, compared to 68% in the three months ended June 30, 2006. Gross margin as a percentage of semiconductor sales was 66% in the six months ended June 30, 2007, compared to 68% in the six months ended June 30, 2006. The slight decrease in gross margin as a percentage of semiconductor sales in 2007, compared to 2006, is due to a slight change in product mix, lower production volumes over which to spread fixed manufacturing overhead costs that do not vary with activity levels, and small initial costs associated with the introduction of two new WaferSense products.

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

          We presently plan to increase research and development in the second half of 2007, when compared to the first six months of 2007, for next generation solder paste and AOI SMT inspection systems. In addition, we will also incur the front end costs associated with replacing some of our high cost U.S. based software development contractors with a lower cost Indian based contractor.

          Electronic Assembly

          Research and development expenses were $1.8 million or 14% of revenue in the three months ended June 30, 2007, compared to $1.4 million or 11% of revenue in the three months ended June 30, 2006. Research and development expenses were $3.7 million or 15% of revenue in the six months ended June 30, 2007, compared to $3.0 million or 12% of revenue in the six months ended June 30, 2006. The 27% and 22% increase in electronic assembly research and development expenses in the three and six months ended June 30, 2007 compared to the same periods in 2006, was due to increased third party contract labor for further R&D investment in our SMT inspection system products, including additional features and enhancements for both our SE 300 Ultra solder paste inspection system and our Flex Ultra AOI system.

          In the three and six months ended June 30, 2007, we made R&D investments in our next generation Flex Ultra HR (high resolution) system, which can inspect components as small as 01005 English, with a forty percent improvement in image resolution. We also invested in our first SE 300 Ultra solder paste inspection system specifically modified for the Japanese market. Japan accounts for 25% of total worldwide production of SMT circuit boards. As noted, we anticipate making further investments and increasing research and development for our SMT inspection system products in the second half of 2007.

          Selling, general and administrative expenses for electronic assembly were $3.2 million or 25% of revenue in the three months ended June 30, 2007, compared to $3.0 million or 23% of revenue in the three months ended June 30, 2006. Selling, general and administrative expenses for electronic assembly were $6.3 million or 25% of revenue in the six months ended June 30, 2007, compared to $6.0 million or 23% of revenue in the six months ended June 30, 2006. The approximate 6% increase in selling, general and administrative expenses in the three and six months ended June 30, 2007, compared to the same periods in 2006, was due to higher costs for sales commissions to third party sales representatives who work on a commission basis for SMT Systems and other sales related costs, offset by lower company wide incentive compensation due to the lower levels of revenue and profit in 2007 compared to 2006.

          Semiconductor

          Research and development expenses for semiconductor were $0.4 million or 29% of revenue in the three months ended June 30, 2007, compared to $0.5 million or 31% of revenue in the three months ended June 30, 2006. Research and development expenses for semiconductor were $0.9 million or 31% of revenue in the six months ended June 30, 2007, compared to $0.9 million or 28% of revenue in the six months ended June 30, 2006. Research and development expenses in the three and six months ended June 30, 2007 were down compared to the three and six months ended June 30, 2006 due to lower costs for proto-types and company wide incentives resulting from lower levels of revenue and profit in 2007 compared to 2006. During 2007 and 2006, research and development efforts were primarily focused on development of new products for the semiconductor market, including enhancements to the WaferSense™ auto leveling sensor (ALS) first introduced in late 2004 and extensions to the WaferSense™ family of products, including gapping and teaching sensors.

          Selling, general and administrative expenses for semiconductor were $0.4 million or 29% of revenue in the three months ended June 30, 2007, compared to $0.6 million or 38% of revenue in the three months ended June 30, 2006. Selling, general and administrative expenses for semiconductor were $0.9 million or 31% of revenue in the six months ended June 30, 2007, compared to $1.2 million or 35% of revenue in the six months ended June 30, 2006. The decrease in selling, general and administrative expenses in 2007, compared to 2006, was due to a planned reduction in headcount and wage expense, and lower costs for company wide incentive compensation resulting from lower levels of revenue and profit.

Amortization of Intangible Assets

          Amortization of acquired intangible assets related to our electronic assembly segment was less than $0.1 million in the three and six months ended June 30, 2007 and did not change compared to the same periods of 2006.

          Amortization of acquired intangible assets related to our semiconductor segment was less than $0.1 million in the three and six months ended June 30, 2007. The decrease in semiconductor amortization when comparing 2007 to 2006 was due to certain acquired intangible assets becoming fully amortized during 2006.

Interest and Other

          Interest income and other primarily includes interest earned on investments and gains and losses associated with foreign currency transactions. Interest income and other increased during the three and six months ended June 30, 2007 compared to the same period in 2006 as the result of additional invested funds and higher rates of interest earned on those funds.

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

          As a result of our adoption of FIN 48, we recognized a $32,000 increase in our liability for unrecognized income tax benefits with a corresponding decrease in beginning retained earnings on January 1, 2007. At the adoption date of January 1, 2007, we had $2,095,000 of gross unrecognized tax benefits, $1,246,000 of which would affect our effective tax rate if recognized. At June 30, 2007, we have $2,216,000 of gross unrecognized tax benefits. Consistent with the requirements of FIN 48, our net unrecognized tax benefits have been classified as a long term liability in our balance sheet.

          We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. At adoption of FIN 48 on January 1, 2007, we had approximately $143,000 of accrued interest and penalties related to uncertain tax positions. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

          We recorded a tax provision at a full rate of tax, approximating an estimated annual effective tax rate of 34.1% in the six months ended June 30, 2007, compared to an estimated annual effective tax rate of 34.4% in the six months ended June 30, 2006. Discrete items impacting the effective tax rate in the six months ended June 30, 2007 and 2006 were inconsequential.

Order Rate and Backlog

          Our orders totaled $17.0 million in the three months ended June 30, 2007, compared to $12.4 million in the three months ended March 31, 2007 and $14.2 million in the three months ended June 30, 2006. Backlog totaled $8.6 million at June 30, 2007, $5.6 million at March 31, 2007 and $7.8 million at June 30, 2006. The scheduled shipment (or estimated timing of revenue for systems recognized upon acceptance) for backlog at June 30, 2007 is as follows:

(In thousands)	Backlog

3rd Quarter 2007	$7,630
4th Quarter 2007 and after	957

Total backlog	$8,587

LIQUIDITY AND CAPITAL RESOURCES

          Our cash and cash equivalents decreased by $12.9 million in the six month period ended June 30, 2007 due to purchases of $12.8 million of marketable securities, net of maturities, capital purchases of $0.7 million, and $0.2 million used for common stock repurchases, offset by $0.2 million of cash provided by operating activities and $0.6 million of cash provided by stock option exercises. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities and investment of cash balances resulting from those maturities or from other sources of cash in addition to marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Our combined balances of cash and marketable securities decreased $0.2 million to $48.8 million as of June 30, 2007 from $49.0 million as of December 31, 2006.

          Operations generated $0.2 million of cash in the six months ended June 30, 2007. Cash provided by operations included net income of $2.4 million, which included $1.5 million of net non-cash expenses for depreciation and amortization, provisions for inventory obsolescence and doubtful accounts, foreign currency transaction gains and stock compensation expense. Changes in operating assets and liabilities included increases in accounts receivable of $0.8 million, inventories of $2.6 million, other assets of $0.2 million, decreases in accounts payable of $0.3 million and accrued expenses of $0.5 million. These uses of cash were partially offset by increases in advance customer payments of $0.7 million. Increases in accounts receivable resulted from a slight increase in the length of time required to receive customer payments. Inventories were up due to a shift in the mix of products sold in the six months ending June 30, 2007 from what was originally anticipated at the start of the period, resulting in higher inventory balances. Also, the inventory balance was higher at June 30, 2007 to support anticipated increases in third quarter sales. The $0.5 million decrease in accrued expenses resulted from payment of 2006 annual incentive compensation during the six months ended June 30, 2007. The increase in advance customer payments is due to more sales from customers who pay in advance of revenue recognition from the related sale. The change in other assets and accounts payable in the six months ended June 30, 2007 resulted from the timing of payments for various prepaid expenses or payments to vendors for inventory purchases.

          We generated $6.8 million of cash from operations during the six months ended June 30, 2006. Cash generated from operations primarily included net income of $3.4 million, which included $1.5 million of net non-cash expenses, and decreases in accounts receivable of $1.2 million, increases in accounts payable of $0.6 million and accrued expenses of $1.7 million. This cash generated more than offset increases in inventory of $1.5 million.

          We used $13.6 million of cash for investing activities in the six months ended June 30, 2007 compared to generating $5.2 million of cash from investing activities during the same period in 2006. Changes in the level of investment in marketable securities resulting from purchases and maturities of those securities used $12.8 million of cash in 2007 and generated $5.9 million of cash in 2006. We used $0.7 million of cash for the purchase of fixed assets and capitalized patent costs in both the six months ended June 30, 2007 and 2006.

          Financing activities generated $0.5 million of cash in the six months ended June 30, 2007, compared to generating $1.4 million of cash in the six months ended June 30, 2006. Proceeds from the exercise of stock options, including excess tax benefits from the exercise of those options, totaled $0.6 million in the six months ended June 30, 2007, compared to $1.4 million in the six months ended June 30, 2006. We used $0.2 million of cash to repurchase 13,066 shares of our common stock in the six months ended June 30, 2007.

          A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no significant changes to our contractual obligations in the six months ended June 30, 2007 and we have not entered into any material commitments for capital expenditures outside of those normal contractual obligations. Purchase commitments for inventory can vary based on the volume of revenue and resulting inventory requirements. Our cash, cash equivalents and marketable securities totaled $48.8 million at June 30, 2007. We believe that our available balances of cash, cash equivalents and marketable securities, coupled with anticipated cash flow from operations, will be adequate to fund our cash flow needs for the foreseeable future.

          At June 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to the financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We invest excess funds not required for current operations in marketable securities. The investment policy for these marketable securities is approved annually by the Board of Directors and administered by management. A third party, approved by our Board of Directors, manages the portfolio at the direction of management. The investment policy dictates that marketable securities consist of U.S. Government or U.S. Government agency securities or certain approved corporate instruments with maturities of five years or less and an average portfolio maturity of not more than 18 months. As of June 30, 2007, our portfolio of marketable securities had an average term to maturity of approximately 15 months. All marketable securities are classified as available for sale and carried at fair value. We estimate that a hypothetical 1% increase in market interest rates would result in a decrease in the market value of the portfolio of marketable securities of approximately $0.5 million. If such a rate increase occurred, our net income would only be impacted if securities were sold prior to maturity.

          We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature on or about the last day of each quarter, and are designated as cash flow hedges. At June 30, 2007, we had one open swap agreement that was purchased on June 29, 2007, the fair value of which was inconsequential. The gains or losses from the settlement of foreign currency swap agreements, and the impact of currency fluctuations on the underlying inter-company balance, were insignificant in the three and six months ended June 30, 2007.

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

b.       During the quarter ended June 30, 2007, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A – Risk Factors

          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “ Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Company Repurchase of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1, 2007 to April 30, 2007	—	$—	—	289,602
May 1, 2007 to May 31, 2007	13,066	$12.50	13,066	276,536
June 1, 2007 to June 30, 2007	—	$—	—	276,536

Total	13,066	$12.50	13,066	276,536

(1)

Prior to April 1, 2007, the Company had repurchased an aggregate of 210,398 shares of its common stock pursuant to the repurchase program that it publicly announced on July 26, 2006, providing for the repurchase of 500,000 shares, and with the repurchase of 13,066 shares in the second quarter of 2007, had repurchased an aggregate of 223,464 shares under that authorization. The Company previously adopted a 10b5-1 plan to facilitate the purchase of the shares during periods it might otherwise be prevented by insider trading laws from making such repurchases. Shares were purchased in open market transactions. The aforementioned repurchase program and 10b5-1 trading plan expired as required per the original term implemented on July 26, 2006.

ITEM 4 – SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of CyberOptics Corporation was held at 3:00 p.m. on Monday, May 21, 2007. Shareholders holding 8,234,427 shares, or approximately 92% of the outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

a. Election of Directors

The following nominees were elected to serve as members of the Board of Directors until the annual meeting in 2008 or until such time as a successor may be elected:

	For	Withhold Authority

Steven K. Case	8,096,724	128,351
Alex B. Cimochowski	7,751,141	473,934
Kathleen P. Iverson	8,095,700	129,375
Erwin A. Kelen	8,086,144	138,931
Irene M. Qualters	8,093,144	131,931
Michael M. Selzer, Jr.	8,094,294	130,781

b. Amendment to 1998 Stock Incentive Plan

Shareholders approved an amendment to our 1998 Stock Incentive Plan that extends the termination date to May 21, 2017 by a vote of 5,588,305 shares in favor, 319,535 shares against and 34,951 shares abstained. There were 2,282,284 broker no-votes.

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

Dated: August 6, 2007