Form 10-Q
period 2007-09-30
CYBEROPTICS CORP
filed 2007-11-08
CIK 768411

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At October 31, 2007, there were 8,934,555 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

CYBEROPTICS CORPORATION

(Unaudited)

(In thousands, except share information)	September 30, 2007	December 31, 2006

ASSETS

Cash and cash equivalents	$20,223	$30,056
Marketable securities	8,212	12,175
Accounts receivable, net	13,418	10,471
Inventories	11,092	8,357
Other current assets	958	868
Deferred tax assets	2,572	2,725
Total current assets	56,475	64,652

Marketable securities	21,532	6,776
Equipment and leasehold improvements, net	2,014	1,814
Intangible assets, net	1,097	1,214
Goodwill	5,271	5,160
Deferred tax assets	2,252	2,394
Total assets	$88,641	$82,010

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$4,474	$3,783
Advance customer payments	954	76
Accrued expenses	3,333	5,131
Total current liabilities	8,761	8,990

Other liabilities	1,403	—
Total liabilities	10,164	8,990

Contingencies (note 10)	—	—

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 37,500,000 shares authorized, 8,934,555 and 8,861,909 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	50,901	49,544
Accumulated other comprehensive loss	(144)	(453)
Retained earnings	27,720	23,929

Total stockholders’ equity	78,477	73,020

Total liabilities and stockholders’ equity	$88,641	$82,010

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED INCOME STATEMENTS

CYBEROPTICS CORPORATION

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2007	2006	2007	2006

Revenues	$16,173	$14,075	$43,888	$43,344
Cost of revenues	7,910	6,746	21,399	20,267

Gross profit	8,263	7,329	22,489	23,077

Research and development expenses	2,524	2,049	7,057	5,989
Selling, general and administrative expenses	3,888	3,377	11,042	10,495
Amortization of intangibles	45	136	136	515

Income from operations	1,806	1,767	4,254	6,078

Interest income and other	587	568	1,705	1,380

Income before income taxes	2,393	2,335	5,959	7,458

Income tax provision	920	590	2,135	2,350

Net income	$1,473	$1,745	$3,824	$5,108

Net income per share – Basic	$0.17	$0.19	$0.43	$0.57
Net income per share – Diluted	$0.16	$0.19	$0.43	$0.56

Weighted average shares outstanding – Basic	8,924	9,050	8,901	8,992
Weighted average shares outstanding – Diluted	8,991	9,121	8,984	9,089

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CYBEROPTICS CORPORATION

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,824	$5,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,389	1,466
Provision for doubtful accounts	63	60
Provision for inventory obsolescence	293	165
Foreign currency transaction (gain) loss	(54)	(203)
Stock compensation costs	554	637
Changes in operating assets and liabilities:
Accounts receivable	(3,010)	(92)
Inventories	(3,442)	(1,107)
Other current assets	(84)	147
Accounts payable	694	670
Advance customer payments	878	(360)
Accrued expenses	(128)	1,301
Net cash provided by operating activities	977	7,792

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of available for sale marketable securities	15,430	15,142
Purchases of available for sale marketable securities	(25,971)	(5,924)
Additions to equipment and leasehold improvements	(845)	(991)
Additions to patents	(200)	(170)
Net cash (used) provided by investing activities	(11,586)	8,057

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	630	1,410
Excess tax benefit from exercise of stock options	28	184
Proceeds from issuance of common stock under employee stock purchase plan	306	326
Repurchase of common stock	(163)	(81)
Net cash provided by financing activities	801	1,839

Effects of exchange rate changes on cash and cash equivalents	(25)	(27)

Net (decrease) increase in cash and cash equivalents	(9,833)	17,661

Cash and cash equivalents – beginning of period	30,056	19,592

Cash and cash equivalents – end of period	$20,223	$37,253

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CYBEROPTICS CORPORATION

(In thousands, except share and per share amounts)

1.   INTERIM REPORTING:

The interim condensed consolidated financial statements presented herein as of September 30, 2007, and for the three and nine month periods ended September 30, 2007 and 2006, are unaudited, but in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and nine month periods ended September 30, 2007 do not necessarily indicate the results to be expected for the full year. The December 31, 2006, condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with our condensed consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

The following tables set forth compensation expense (pre-tax) by segment for our equity-based awards for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three months ended September 30,
(In thousands)	Electronic Assembly		Semi- Conductor		Total
	2007	2006	2007	2006	2007	2006
Cost of revenues	$27	$23	$3	$3	$30	$26
Research and development expenses	32	32	7	7	39	39
Selling, general and administrative expenses	60	64	6	11	66	75
Total	$119	$119	$16	$21	$135	$140

	Nine months ended September 30,
(In thousands)	Electronic Assembly		Semi- Conductor		Total
	2007	2006	2007	2006	2007	2006
Cost of revenues	$77	$50	$9	$9	$86	$59
Research and development expenses	97	103	21	23	118	126
Selling, general and administrative expenses	332	408	18	44	350	452
Total	$506	$561	$48	$76	$554	$637

Total equity based compensation expense in the three months ended September 30, 2007 includes $98,000 for stock option awards, $28,000 for our employee stock purchase plan and $9,000 for unvested restricted stock units. Total equity based compensation expense in the three months ended September 30, 2006 includes $107,000 for stock option awards, and $33,000 for our employee stock purchase plan. Total equity based compensation expense in the nine months ended September 30, 2007 includes $442,000 for stock option awards, $85,000 for our employee stock purchase plan, and $27,000 for unvested restricted stock units. Total equity based compensation expense in the nine months ended September 30, 2006, includes $546,000 for stock option awards, and $91,000 for our employee stock purchase plan.

At September 30, 2007, the total unrecognized compensation cost related to non vested equity based compensation arrangements was $849,000 and the related weighted average period over which it is expected to be recognized is 1.4 years.

Stock Options

We have three stock incentive plans that are administered under the supervision of the Compensation Committee of the Board of Directors. There are 1,102,372 shares of common stock reserved in the aggregate for issuance of options and other stock based benefits, including restricted stock units, to employees, directors, officers and others. Reserved shares underlying canceled options are available for future grant under our active plans. Options are granted at an option price per share equal to or greater than the market value at the date of grant. Generally, options granted to employees vest over a four-year period and expire five, seven or ten years after the date of grant. Each of our outside directors receives a stock option grant with immediate vesting for 4,500 shares on the day of our annual meeting. The plans allow for option holders to tender shares of our common stock as consideration for the option price provided that the tendered shares have been held by the option holder at least six months. The only stock options granted during the nine months ended September 30, 2007 were the annual grants to our outside directors on May 21, 2007, aggregating 18,000 shares. As of September 30, 2007, there are 446,911 shares of common stock available under these plans for future issuance to employees and 66,300 shares of common stock available for future issuance to our outside directors. In addition, there are 50,000 shares reserved and included in the plan summaries below that are not part of the three stock incentive plans.

The following is a summary of stock option activity during the nine months ended September 30, 2007:

	Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2006	763,721	$12.11
Granted	18,000	$12.89
Exercised	(57,125)	$11.11
Forfeited or expired	(147,175)	$14.28
Outstanding, September 30, 2007	577,421	$11.68

Exercisable, September 30, 2007	458,576	$11.46

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The weighted average remaining contractual term and aggregate intrinsic value for options outstanding at September 30, 2007 was 4.02 years and $358,000. The weighted average remaining contractual term and aggregate intrinsic value of options exercisable at September 30, 2007 was 3.77 years and $385,204. The aggregate intrinsic value of stock options exercised in the nine months ended September 30, 2007 was $132,000. During the nine months ended September 30, 2007, we received total proceeds of $630,000 from the exercise of stock options and the excess tax benefit recognized as a credit to stockholders equity was $28,000.

Restricted Stock Units

Our 1998 Stock Incentive Plan also permits our Compensation Committee to grant other stock-based benefits, including restricted stock units. Restricted stock units are valued at a price equal to the fair market value of our common stock on the date of grant. In December 2006, we awarded 11,740 restricted stock units to our officers and certain key employees. The restricted stock units vest over a four year period and entitle the holders to one share of our common stock for each restricted unit. The fair value of each restricted stock unit on the date of grant was $12.95, and the aggregate intrinsic value of outstanding restricted stock units as of September 30, 2007 was $144,000. There were no grants or forfeitures of restricted stock units in the nine months ending September 30, 2007. As of September 30, 2007, none of the restricted stock units were vested.

A summary of activity in non vested restricted stock units for the nine months ended September 30, 2007 follows:

Non vested restricted stock units	Shares	Weighted – Average Grant Date Fair Value

Non vested at December 31, 2006	11,740	$12.95
Granted	—	—
Vested	—	—
Forfeited	—	—
Non vested at September 30, 2007	11,740	$12.95

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. Under the plan, 800,000 shares of common stock have been reserved for issuance. Share issuances under this plan were 28,859 in the nine months ended September 30, 2007 and 29,398 in the nine months ended September 30, 2006. As of September 30, 2007, 141,317 shares remain available for future issuance under this plan.

3.   CERTAIN BALANCE SHEET COMPONENTS:

Inventories consist of the following:

(In thousands)	September 30, 2007	December 31, 2006

Raw materials and purchased parts	$5,439	$3,462
Work in process	1,624	1,043
Finished goods	4,029	3,852

Total inventories	$11,092	$8,357

Warranty liabilities:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006

Balance at beginning of period	$905	$654	$796	$558
Accrual for warranties	88	349	341	764
Settlements made during the period	(87)	(283)	(231)	(602)

Balance at end of period	$906	$720	$906	$720

4.   INTANGIBLE ASSETS AND GOODWILL:

Intangible assets consist of the following:

	As of September 30, 2007			As of December 31, 2006
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Developed technology	$7,775	$(7,077)	$698	$7,775	$(6,941)	$834
Patents and trademarks	2,483	(2,084)	399	2,365	(1,985)	380
Total	$10,258	$(9,161)	$1,097	$10,140	$(8,926)	$1,214

Amortization expense for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006

Developed technology	$45	$134	$136	$507
Patents and trademarks	61	53	181	152

Total	$106	$187	$317	$659

As required by SFAS 144, we periodically reassess the carrying value, useful lives and classification of identifiable intangible assets. Estimated aggregate amortization expense based on current intangibles for the next five years is expected to be as follows: $106,000 for the remainder of 2007 and $336,000 in 2008, $336,000 in 2009, $198,000 in 2010 and $121,000 in 2011. The preceding expected amortization expense is an estimate. Actual amortization expense may differ from estimates due to additional intangible asset additions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

Goodwill related to our electronic assembly segment increased by $111,000 in the nine months ended September 30, 2007 solely as the result of the translation impact on foreign denominated goodwill balances.

5.   BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS:

Our electronic assembly segment is the design, manufacture and sale of optical process control sensors and inspection systems for the electronics assembly equipment market. The semiconductor segment is the design, manufacture and sale of optical and other process control sensors and related equipment for the semiconductor capital equipment market. Information regarding our segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006

Revenue
Electronic Assembly
OEM Sensors	$10,128	$7,168	$24,811	$24,418
SMT Systems	4,719	5,517	14,970	14,179
Total Electronic Assembly	14,847	12,685	39,781	38,597

Semiconductor	1,326	1,390	4,107	4,747
Total	$16,173	$14,075	$43,888	$43,344

Income (loss) from operations
Electronic Assembly	$1,758	$2,013	$4,155	$6,459
Semiconductor	48	(246)	99	(381)
Total income from operations	1,806	1,767	4,254	6,078
Interest income and other	587	568	1,705	1,380
Income before taxes	$2,393	$2,335	$5,959	$7,458

Depreciation and amortization:
Electronic Assembly	$452	$314	$1,222	$947
Semiconductor	57	139	167	519
Total	$509	$453	$1,389	$1,466

Export sales were 85% of revenue in the three months ended September 30, 2007 and 87% of revenue in the nine months ended September 30, 2007. Export sales were 85% of revenue in the three months ended September 30, 2006 and 84% of revenue in the nine months ended September 30, 2006. All of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006

Americas	$11	$42	$914	$220
Europe	5,017	3,749	14,447	14,682
Asia	8,732	8,148	22,845	21,714
Other	20	1	20	2

Total export sales	$13,780	$11,940	$38,226	$36,618

6.   NET INCOME PER SHARE:

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist of common shares to be issued upon exercise of stock options, restricted stock units and from participation in our employee stock purchase plan, as calculated using the treasury stock method. The calculation of diluted net income per common share includes 67,000 common equivalent shares for the three months ended September 30, 2007 and 71,000 common equivalent shares for the three months ended September 30, 2006. The calculation of diluted net income per common share includes 83,000 common equivalent shares for the nine months ended September 30, 2007 and 97,000 common equivalent shares for the nine months ended September 30, 2006. The calculation of diluted net income per common share excludes 316,000 potentially dilutive shares for the three months ended September 30, 2007 and 294,000 potentially dilutive shares for the three months ended September 30, 2006. The calculation of diluted net income per common share excludes 314,000 potentially dilutive shares for the nine months ended September 30, 2007 and 217,000 potentially dilutive shares for the nine months ended September 30, 2006, because their effect would be anti-dilutive.

7.   COMPREHENSIVE INCOME:

Components of comprehensive income include net income, foreign-currency translation adjustments and unrealized gains and losses on our available-for-sale marketable securities. Total comprehensive income amounted to $1,799,000 for the three months ended September 30, 2007 and $1,792,000 for the three months ended September 30, 2006. Total comprehensive income totaled $4,132,000 for the nine months ended September 30, 2007 and $5,170,000 for the nine months ended September 30, 2006. At December 31, 2006 and September 30, 2007, components of accumulated other comprehensive loss is as follows:

(In thousands)	Foreign Currency Translation	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Loss

Balance December 31, 2006	$(441)	$(12)	$(453)
Current year change	57	252	309

Balance September 30, 2007	$(384)	$240	$(144)

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

As a result of our adoption of FIN 48, we recognized a $32,000 increase in our liability for unrecognized income tax benefits with a corresponding decrease in beginning retained earnings on January 1, 2007. At the adoption date of January 1, 2007, we had $2,095,000 of gross unrecognized tax benefits, $1,246,000 of which would affect our effective tax rate if recognized. At September 30, 2007, we have $2,252,000 of gross unrecognized tax benefits. Consistent with the requirements of FIN 48, our net unrecognized tax benefits have been classified as a long term liability in our balance sheet.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. At adoption of FIN 48 on January 1, 2007, we had approximately $143,000 of accrued interest and penalties related to uncertain tax positions. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

We have recorded a tax provision at an estimated annual effective tax rate of 35.8% in the nine months ended September 30, 2007 compared to an estimated annual effective tax rate of 31.5% in the nine months ended September 30, 2006.

During the three and nine months ended September 30, 2007, we recognized additional income tax expense of $64,000 as a discrete item due to a reduction in deferred tax assets resulting from a tax law change in the United Kingdom. As a result, the effective tax rate for the three months ended September 30, 2007 was 38.4%.

During the three and nine months ended September 30, 2006, we recognized an income tax benefit of $232,000 as a discrete item resulting from a reduction in a tax contingency accrual for prior year’s income taxes. The discrete benefit in 2006 was primarily related to the expiration of the domestic statute of limitations applicable to actions that may be brought for certain prior years. As a result, the effective tax rate for the three months ended September 30, 2006 was 25.3%.

9.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature on or about the last day of each quarter, and are designated as cash flow hedges. At September 30, 2007, we had one open swap agreement that was purchased on September 28, 2007, the fair value of which was inconsequential. The gains or losses from the settlement of foreign currency swap agreements, and the impact of currency fluctuations on the underlying inter-company balance, were insignificant in the three and nine months ended September 30, 2007.

Our foreign currency swap agreements contain credit risk to the extent that our bank counter-parties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counter-parties to major financial institutions. We do not expect material losses as a result of defaults by other parties.

10.   CONTINGENCIES:

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

11.   RECENT ACCOUNTING DEVELOPMENTS:

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

12.   BOARD AUTHORIZATION OF STOCK REPURCHASE:

Our board of directors has approved a stock repurchase program, effective October 29, 2007 for a period of one year, under which we are allowed to acquire up to 500,000 shares of our common stock from time to time in open market transactions, block purchases and other transactions. We have adopted a structured trading plan to implement the repurchase program.

During the nine months ended September 30, 2007, we repurchased 13,066 shares of our common stock for $163,000 under a stock repurchase program that expired in July 2007.

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

RESULTS OF OPERATIONS:

General

Our revenues increased 15% to $16.2 million in the quarter ended September 30, 2007 and increased slightly by 1% to $43.9 million for the nine months ended September 30, 2007 from the same periods last year. Our income from operations was $1.8 million in the quarter ended September 30, 2007 unchanged from the quarter ended September 30, 2006. Our income from operations decreased to $4.3 million in the nine months ended September 30, 2007 from $6.1 million in the nine months ended September 30, 2006.

The market for automated pick and place machines into which we sell our electronic assembly sensors rebounded in the third quarter of 2007, after being sluggish in the first half of 2007. Sales of electronic assembly sensors to our primary OEM customers in the third quarter of 2007 were at their highest level within the past two years. Sales of electronic assembly sensors accounted for all of the increase in revenue in the third quarter of 2007, compared to the same period last year. Sales volume of SMT inspection system products continued to be strong, although these sales transactions are impacted by the timing of revenue recognition of several large sales.

Because of the sluggishness in the first half of 2007, our revenue for the nine months ended September 30, 2007 was essentially unchanged from revenue during the first nine months of 2006. With increased investment in research and development for our SMT systems products in 2007, continuing price pressure on our SMT systems products, and non-recurring expenses from due diligence and other activities related to a cancelled acquisition in the third quarter of 2007, we recorded lower income from operations during the nine months ended September 30, 2007. Nevertheless, we believe SMT inspection systems have the potential to be a consistent source of future revenue growth. We have increased research and development spending on current and next generation SMT inspection system products in order to keep our offerings on the leading edge of inspection technology.

Although our order rate during, and our backlog at the end of, the third quarter of 2007, declined slightly from the second quarter of 2007, our third quarter order rate and backlog remain high in comparison to recent quarterly periods. We expect demand for electronic assembly sensors to remain solid, although we do anticipate the order rate to moderate somewhat in the fourth quarter of 2007. Worldwide demand for cell phones, laptops and other consumer electronics remain strong, along with the economies in the countries where most of our products are sold. We are optimistic that these factors will continue to drive demand for our electronic assembly and semiconductor products, and we will continue to see strength in our global markets for electronic assembly and semiconductor capital equipment.

Segment Results

Operating results for our electronic assembly and semiconductor segments for the three and nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Three months ended September 30, 2007			Three months ended September 30, 2006
(In thousands)	Electronic Assembly	Semi- Conductor	Total	Electronic Assembly	Semi- Conductor	Total

Revenue	$14,847	$1,326	$16,173	$12,685	$1,390	$14,075
Cost of revenue	7,432	478	7,910	6,268	478	6,746
Gross profit	7,415	848	8,263	6,417	912	7,329

Research and development expenses	2,099	425	2,524	1,583	466	2,049
Selling, general and administrative expenses	3,531	357	3,888	2,793	584	3,377
Amortization of intangibles	27	18	45	28	108	136

Income (loss) from operations	$1,758	$48	$1,806	$2,013	$(246)	$1,767

	Nine months ended September 30, 2007			Nine months ended September 30, 2006
(In thousands)	Electronic Assembly	Semi- Conductor	Total	Electronic Assembly	Semi- Conductor	Total

Revenue	$39,781	$4,107	$43,888	$38,597	$4,747	$43,344
Cost of revenue	19,966	1,433	21,399	18,724	1,543	20,267
Gross profit	19,815	2,674	22,489	19,873	3,204	23,077

Research and development expenses	5,757	1,300	7,057	4,582	1,407	5,989
Selling, general and administrative expenses	9,821	1,221	11,042	8,750	1,745	10,495
Amortization of intangibles	82	54	136	82	433	515

Income (loss) from operations	$4,155	$99	$4,254	$6,459	$(381)	$6,078

Revenues

Our revenues increased by 15% to $16.2 million in the three months ended September 30, 2007 from $14.1 million in the three months ended September 30, 2006, and increased by 1% to $43.9 million in the nine months ended September 30, 2007 from $43.3 million in the nine months ended September 30, 2006. The following table sets forth revenues by product line for the three and nine month periods ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006

Electronic Assembly
OEM Sensors	$10,128	$7,168	$24,811	$24,418
SMT Systems	4,719	5,517	14,970	14,179
Total Electronic Assembly	14,847	12,685	39,781	38,597
Semiconductor	1,326	1,390	4,107	4,747
Total	$16,173	$14,075	$43,888	$43,344

Electronic Assembly

Revenues from our electronic assembly OEM sensors increased by 41% to $10.1 million in the three months ended September 30, 2007 from $7.2 million in the three months ended September 30, 2006 and increased by 2% to $24.8 million in the nine months ended September 30, 2007 from $24.4 million in the nine months ended September 30, 2006. Revenues from our electronic assembly sensors historically have been cyclical in nature, with periods of growth as worldwide capacity is added to support increased consumer demand for electronic products, and new capital equipment is purchased as a result of technology changes in electronic components, such as miniaturization and changing production requirements. These periods of growth have historically been followed by periods of excess capacity and reduced capital spending. Sales of electronic assembly sensors were somewhat sluggish in the last six months of 2006 and the first six months of 2007. Order rates and backlog for electronic assembly sensors started to increase in the three months ended June 30, 2007, and reached their highest level in the last two years in the three months ended September 30, 2007. We anticipate that the order rate and revenue level for electronic assembly sensors will moderate in the fourth quarter of 2007, from the exceptionally strong level in the three months ended September 30, 2007.

Revenues from our SMT systems products decreased by 14% to $4.7 million in the three months ended September 30, 2007 from $5.5 million in the three months ended September 30, 2006 and increased by 6% to $15.0 million in the nine months ended September 30, 2007 from $14.2 million in the nine months ended September 30, 2006. The decline in revenue from SMT system products in the three months ended September 30 2007, compared to the same period last year, was due in part to the timing of revenue recognition on several large customer orders. We expect to recognize the revenue on these orders in the fourth quarter of 2007, and anticipate that fourth quarter 2007 revenue from SMT system products will exceed the $4.7 million of SMT system products revenue recorded in the three months ended September 30, 2007.

Revenue from SMT system products for the three and nine months ended September 30, 2007 was favorably impacted by an order for 37 SE 300 Ultra solder paste inspection systems; the largest such order in our history. Approximately one-half of this order, which was placed by a major Asian original design manufacturer, or ODM, was shipped in the three months ended September 30, 2007, with the balance shipping earlier in 2007. Revenue from SMT systems products in the nine months ended September 30, 2006 was positively impacted by a large sale to a single customer in the first quarter of 2006 for 25 solder paste inspection systems.

Export revenue from electronic assembly sensors and SMT systems totaled $13.4 million or 90% of revenue in the three months ended September 30, 2007, compared to $11.5 million or 91% of revenue in the three months ended September 30, 2006. Export revenue from electronic assembly sensors and SMT systems totaled $37.0 million or 93% of revenue in the nine months ended September 30, 2007, compared to $35.1 million or 91% of revenue in the nine months ended September 30, 2006. The international markets of China and the rest of Asia, Japan and Europe account for a significant portion of the production capability of capital equipment for the manufacture of electronics, the primary market for our electronic assembly sensor and SMT system product lines.

Semiconductor

Revenues from semiconductor products decreased by 5% to $1.3 million in the three months ended September 30, 2007 from $1.4 million in the three months ended September 30, 2006 and decreased by 13% to $4.1 million in the nine months ended September 30, 2007 from $4.7 million in the nine months ended September 30, 2006. The decrease in the three and nine months ended September 30, 2007 compared to the same periods last year, was due to lower revenues from both our wafer mapping sensors and frame grabber products, reflecting overall weaker market conditions in the semiconductor fabrication capital equipment market, and the relative maturity of our wafer mapping sensors and frame grabber products. The revenue decline resulting from these older more mature products was partially offset by revenue from our new WaferSense™ product line.

We anticipate that future growth in our semiconductor revenues exclusive of changes related to capital procurement cycles will come from our new WaferSense™ products. WaferSense™ is a family of wireless, wafer like precision measurement tools for in-situ setup, calibration and process optimization in semiconductor processing equipment. We are currently working on, or recently introduced, several new additions to the WaferSense™ product line, including additional leveling sensors and new gapping and teaching sensors. Revenue from our new WaferSense™ products increased to $0.7 million in the nine months ended September 30, 2007 from $0.4 million in the nine months ended September 30, 2006.

Export revenue as a percentage of semiconductor revenue totaled $0.4 million or 32% of revenue in the three months ended September 30, 2007, compared to $0.4 million or 31% of revenue in the three months ended September 30, 2006. Export revenue as a percentage of semiconductor revenue totaled $1.2 million or 30% of revenue in the nine months ended September 30, 2007, compared to $1.5 million or 31% of revenue in the nine months ended September 30, 2006.

Gross Margin

Electronic Assembly

Gross margin for electronic assembly sales was 50% in the three and nine months ended September 30, 2007, compared to 51% in the three and nine months ended September 30, 2006. The decrease in gross margin as a percentage of electronic assembly sales in the three and nine months ended September 30, 2007 compared to the same periods last year is principally due to more competition and pricing pressure, particularly with respect to our SMT system products. Our gross margin for electronic assembly sales in 2007 was also somewhat negatively affected by the large order that we received for 37 SE 300 Ultra solder paste inspection systems, which was priced aggressively due to the number of systems in the order, and because it was placed by our largest ODM customer. Larger volume transactions tend to have lower gross margin percentages. In the nine months ended September 30, 2007 a $0.3 million benefit from a warranty recovery partially offset the negative impact on gross margins resulting from increased pricing pressure on our SMT system products.

With respect to our electronic assembly SMT system products, the number of machines sold in a given transaction, the geographic area where the sale occurs, and whether the product is sold direct to the end user customer or through a distributor can impact our gross margins. The market for SMT inspection system products, including both our solder paste and automated optical inspection (AOI) system products is becoming increasingly competitive, both in terms of technology and pricing. The increasing competition in the SMT system market has had a negative impact on our SMT system gross margins compared to prior periods, particularly for our solder paste inspection systems. We anticipate that pricing pressures will continue in the foreseeable future due to the heightened competition in the marketplace.

Semiconductor

Gross margin for semiconductor sales was 64% in the three months ended September 30, 2007, compared to 66% in the three months ended September 30, 2006. Gross margin for semiconductor sales was 66% in the nine months ended September 30, 2007, compared to 68% in the nine months ended September 30, 2006. The slight decrease in gross margin for semiconductor sales in 2007, compared to 2006, is due to a slight change in product mix, and lower production volumes over which to spread fixed manufacturing overhead costs that do not vary with activity levels.

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

We are continually evaluating existing and new research and development projects, and may elect to increase or decrease expenditures based on an assessment of the future revenue and profit potential of these projects. We presently plan to increase research and development in the fourth quarter of 2007, when compared to the recently completed three months ended September 30, 2007, for next generation solder paste and AOI SMT inspection systems. In addition, we will also incur the front end costs associated with our ongoing effort to replace some of our high cost U.S. based software development contractors with a lower cost Indian based contractor.

Electronic Assembly

Research and development expenses were $2.1 million or 14% of revenue in the three months ended September 30, 2007, compared to $1.6 million or 12% of revenue in the three months ended September 30, 2006. Research and development expenses were $5.8 million or 14% of revenue in the nine months ended September 30, 2007, compared to $4.6 million or 12% of revenue in the nine months ended September 30, 2006. The 33% and 26% increase in electronic assembly research and development expenses in the three and nine months ended September 30, 2007 compared to the same periods in 2006, was due to increased third party contract labor for further R&D investment in our SMT inspection system products, including next generation products, and additional features and enhancements for both our SE 300 Ultra solder paste inspection system and our Flex Ultra AOI system. Incentive compensation and wage expense was also slightly higher in the three and nine months ended September 30, 2007, when compared to the same periods last year.

In the three and nine months ended September 30, 2007, we made R&D investments in our Flex Ultra and next generation Flex Ultra HR (high resolution) AOI systems, which can inspect components as small as 01005 English, with a forty percent improvement in image resolution, for faster production through-put speeds, programming ease of use and improved imaging resolutions. We also invested in next generation solder paste inspection systems and our first SE 300 Ultra solder paste inspection system, specifically modified for the Japanese market, which accounts for 25% of total worldwide production of SMT circuit boards. We anticipate making further investments and increasing research and development for our SMT inspection system products in the fourth quarter of 2007.

Selling, general and administrative expenses for electronic assembly were $3.5 million or 24% of revenue in the three months ended September 30, 2007, compared to $2.8 million or 22% of revenue in the three months ended September 30, 2006. Selling, general and administrative expenses for the three months ended September 30, 2007 include $0.2 million of expenses from a cancelled acquisition. The remaining increase in selling, general and administrative expense for the three months ended September 30, 2007, compared to the same period in 2006: include $0.2 million for incentive compensation and wages, and additional expenses for employee recruitment and sales demonstrations. Selling, general and administrative expenses for electronic assembly were $9.8 million or 25% of revenue in the nine months ended September 30, 2007, compared to $8.8 million or 23% of revenue in the nine months ended September 30, 2006. In addition to the $0.2 million of cancelled acquisition expenses, other increases in selling, general and administrative expenses for the nine months ended September 30, 2007 compared to the same period last year include $0.4 million for sales commissions to third party sales representatives who work on a commission basis for our SMT system products, and other sales costs related to the higher level of SMT system sales.

Semiconductor

Research and development expenses for semiconductor were $0.4 million or 32% of revenue in the three months ended September 30, 2007, compared to $0.5 million or 33% of revenue in the three months ended September 30, 2006. Research and development expenses for semiconductor were $1.3 million or 32% of revenue in the nine months ended September 30, 2007, compared to $1.4 million or 30% of revenue in the nine months ended September 30, 2006. Research and development expenses in the three and nine months ended September 30, 2007 were down compared to the three and nine months ended September 30, 2006 due to lower costs for contractors and incentive compensation. During 2007 and 2006, research and development efforts were primarily focused on development of new products, including enhancements to the WaferSense™ auto leveling sensor (ALS) first introduced in late 2004 and extensions to the WaferSense™ family of products, including gapping and teaching sensors.

Selling, general and administrative expenses for semiconductor were $0.4 million or 27% of revenue in the three months ended September 30, 2007, compared to $0.6 million or 42% of revenue in the three months ended September 30, 2006. Selling, general and administrative expenses for semiconductor were $1.2 million or 30% of revenue in the nine months ended September 30, 2007, compared to $1.7 million or 37% of revenue in the nine months ended September 30, 2006. The decrease in selling, general and administrative expenses in 2007, compared to 2006, was due to a planned reduction in headcount and wage expense, and lower costs for incentive compensation.

Amortization of Intangible Assets

Amortization of acquired intangible assets related to our electronic assembly segment was less than $0.1 million in the three and nine months ended September 30, 2007 and did not change compared to the same periods of 2006.

Amortization of acquired intangible assets related to our semiconductor segment was less than $0.1 million in the three and nine months ended September 30, 2007. The decrease in semiconductor amortization when compared to 2006 was due to certain acquired intangible assets becoming fully amortized during 2006.

Interest and Other

Interest income and other primarily includes interest earned on investments and gains and losses associated with foreign currency transactions. Interest income and other increased during the three and nine months ended September 30, 2007 compared to the same periods in 2006 as the result of additional invested funds and higher rates of interest earned on those funds.

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

As a result of our adoption of FIN 48, we recognized a $32,000 increase in our liability for unrecognized income tax benefits with a corresponding decrease in beginning retained earnings on January 1, 2007. At the adoption date of January 1, 2007, we had $2,095,000 of gross unrecognized tax benefits, $1,246,000 of which would affect our effective tax rate if recognized. At September 30, 2007, we have $2,252,000 of gross unrecognized tax benefits. Consistent with the requirements of FIN 48, our net unrecognized tax benefits have been classified as a long term liability in our balance sheet.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense. At adoption of FIN 48 on January 1, 2007, we had approximately $143,000 of accrued interest and penalties related to uncertain tax positions. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

We have recorded a tax provision at an estimated annual effective tax rate of 35.8% in the nine months ended September 30, 2007 compared to an estimated annual effective tax rate of 31.5% in the nine months ended September 30, 2006.

During the three and nine months ended September 30, 2007, we recognized additional income tax expense of $64,000 as a discrete item due to a reduction in deferred tax assets resulting from a tax law change in the United Kingdom. As a result, the effective tax rate for the three months ended September 30, 2007 was 38.4%.

During the three and nine months ended September 30, 2006, we recognized an income tax benefit of $232,000 as a discrete item resulting from a reduction in a tax contingency accrual for prior year’s income taxes. The discrete benefit in 2006 was primarily related to the expiration of the domestic statute of limitations applicable to action that may be brought for certain prior years. As a result, the effective tax rate for the three months ended September 30, 2006 was 25.3%.

Order Rate and Backlog

Our orders totaled $15.7 million in the three months ended September 30, 2007, compared to $17.0 million in the three months ended June 30, 2007 and $12.8 million in the three months ended September 30, 2006. Backlog totaled $8.1 million at September 30, 2007, $8.6 million at June 30, 2007 and $6.6 million at September 30, 2006. The scheduled shipment (or estimated timing of revenue for systems recognized upon acceptance) for backlog at September 30, 2007 is as follows:

(In thousands)	Backlog

4th Quarter 2007	$7,142
1st Quarter 2008 and after	956
Total backlog	$8,098

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased by $9.8 million in the nine month period ended September 30, 2007 due primarily to purchases of $10.5 million of marketable securities, net of maturities, capital purchases of $0.8 million, and $0.2 million used for common stock repurchases, offset by $1.0 million of cash provided by operating activities and $1.0 million of cash provided by stock option exercises, including the excess tax benefit from those exercises and share purchases under our employee stock purchase plan. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities and investment of cash balances resulting from those maturities or from other sources of cash in addition to marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Our combined balances of cash and marketable securities increased $1.0 million to $50.0 million as of September 30, 2007 from $49.0 million as of December 31, 2006.

Operations generated $1.0 million of cash in the nine months ended September 30, 2007. Cash provided by operations included net income of $3.8 million, which included $2.2 million of net non-cash expenses for depreciation and amortization, provisions for inventory obsolescence and doubtful accounts, foreign currency transactions and stock compensation expense. Changes in operating assets and liabilities included increases in accounts receivable of $3.0 million, inventories of $3.4 million, other current assets of $0.1 million, and decreases in accrued expenses of $0.1 million. These uses of cash were partially offset by increases in accounts payable of $0.7 million and advance customer payments of $0.9 million. Increases in accounts receivable resulted from the higher level of revenue in the three months ending September 30, 2007, and a slight increase in the length of time required to receive customer payments, reflecting the timing of receipt of individual customer payments. Inventories were up due to a shift in the mix of products sold in the nine months ending September 30, 2007 from what was originally anticipated at the start of the period. The $0.7 million increase in accounts payable is due to higher levels of inventory purchases and the timing of payments to vendors. The $0.9 million increase in advance customer payments is due to more sales from customers who pay in advance of revenue recognition from the related sale. The changes in other assets and accrued expenses in the nine months ended September 30, 2007 resulted from payments for various prepaid expenses and payment of 2006 annual incentive compensation during the nine months ended September 30, 2007.

We generated $7.8 million of cash from operations during the nine months ended September 30, 2006. Cash generated from operations primarily included net income of $5.1 million, which included $2.1 million of net non-cash expenses, and increases in accounts payable of $0.7 million and accrued expenses of $1.3 million. This cash generated more than offset increases in inventory of $1.1 million and decreases in advance customer payments of $0.4 million.

We used $11.6 million of cash for investing activities in the nine months ended September 30, 2007 compared to generating $8.1 million of cash from investing activities during the same period in 2006. Changes in the level of investment in marketable securities resulting from purchases and maturities of those securities used $10.5 million of cash in 2007 and generated $9.2 million of cash in 2006. We used $1.0 million of cash for the purchase of fixed assets and capitalized patent costs in the nine months ended September 30, 2007, compared to $1.2 million in the nine months ended September 30, 2006.

Financing activities generated $0.8 million of cash in the nine months ended September 30, 2007, compared to generating $1.8 million of cash in the nine months ended September 30, 2006. Proceeds from the exercise of stock options, including excess tax benefits from the exercise of those options, and issuance of shares under our Employee Stock Purchase Plan totaled $1.0 million in the nine months ended September 30, 2007, compared to $1.9 million in the nine months ended September 30, 2006. We used $0.2 million of cash to repurchase 13,066 shares of our common stock in the nine months ended September 30, 2007, compared to $0.1 million of cash for share repurchases in the nine months ended September 30, 2006. Our board of directors has approved a stock repurchase program, effective October 29, 2007 for a period of one year, under which we are allowed to acquire up to 500,000 shares of our common stock from time to time in open market transactions, block purchases and other transactions. We have adopted a structured trading plan to implement the repurchase program.

A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no significant changes to our contractual obligations in the nine months ended September 30, 2007 and we have not entered into any material commitments for capital expenditures outside of those normal contractual obligations. Purchase commitments for inventory can vary based on the volume of revenue and resulting inventory requirements. Our cash, cash equivalents and marketable securities totaled $50.0 million at September 30, 2007. We believe that our available balances of cash, cash equivalents and marketable securities, coupled with anticipated cash flow from operations, will be adequate to fund our cash flow needs for the foreseeable future.

At September 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to the financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess funds not required for current operations in marketable securities. The investment policy for these marketable securities is approved annually by the Board of Directors and administered by management. A third party, approved by our Board of Directors, manages the portfolio at the direction of management. The investment policy dictates that marketable securities consist of U.S. Government or U.S. Government agency securities, or certain approved corporate instruments with maturities of five years or less and an average portfolio maturity of not more than 18 months. The policy also provides for investment in certain specified marketable equity securities. As of September 30, 2007, our portfolio of marketable securities had an average term to maturity of approximately 13 months. All marketable securities are classified as available for sale and carried at fair value. We estimate that a hypothetical 1% increase in market interest rates would result in a decrease in the market value of the portfolio of marketable securities of approximately $0.5 million. If such a rate increase occurred, our net income would only be impacted if securities were sold prior to maturity.

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature on or about the last day of each quarter, and are designated as cash flow hedges. At September 30, 2007, we had one open swap agreement that was purchased on September 28, 2007, the fair value of which was inconsequential. The gains or losses from the settlement of foreign currency swap agreements, and the impact of currency fluctuations on the underlying inter-company balance, were insignificant in the three and nine months ended September 30, 2007.

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

b.         During the quarter ended September 30, 2007, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 5, 2007