Form 10-K
period 2007-12-31
CYBEROPTICS CORP
filed 2008-03-10
CIK 768411

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act
of 1934 for the Year Ended December 31, 2007.

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

Securities registered pursuant to Section 12(b) of the Exchange Act: Title of each class: Common Stock, no par value

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $114,232,370.

As of February 29, 2008, there were 8,498,168 shares of the registrant’s Common Stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The responses to items 10, 11, 12 and 13 herein are incorporated by reference to certain information in the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 19, 2008.

CYBEROPTICS CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2007

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

Background

CyberOptics® Corporation was founded in 1984 by Dr. Steven K. Case (Chairman of the Board of CyberOptics and full-time employee), a former professor at the University of Minnesota, with the goal of commercializing technology for non-contact three-dimensional sensing. Our headquarters are located at 5900 Golden Hills Drive in Golden Valley, Minnesota. Our website address is www.cyberoptics.com. You can access, free of charge, our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any other amendments to those reports, at our website, or at the Commission’s website at www.sec.gov.

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

Most of our products (91% of revenue in 2007) are developed and sold for use in SMT electronic circuit board assembly or with equipment used in SMT electronic circuit board assembly as part of our Electronic Assembly segment. We sell products in this market both as sensor components that are incorporated into products manufactured by other companies for sale to circuit board assembly companies, and as more complete “systems” that are sold directly to circuit board assembly companies. Our sensor products are sold to manufacturers of pick-and-place machines to align electronic surface mount components during placement on the circuit board and to solder paste printer companies to align stencils with circuit boards. Our systems products are sold to contract manufacturers and other companies with surface mount assembly lines, to control quality as in-line systems. These system level products are used by manufacturers of circuit boards to measure screen printed solder paste, to inspect circuit boards and components after component placement, to confirm proper placement after full assembly of circuit boards and to inspect solder joints on printed circuit boards. Manufacturers of DRAM memory also use our system products to inspect assembly of their memory modules.

Our Semiconductor segment develops and sells products that assist with yield improvement in semiconductor fabrication, and for use with the robotic equipment that handles semiconductor wafers during the semiconductor fabrication process. In addition, we sell a frame grabber product line for general industrial applications. These product lines are sold through CyberOptics Semiconductor, Inc. which was formed from the combination of HAMA™ Sensors, Inc. and Imagenation® Corporation, companies acquired in 1999 and 2000. Semiconductor products were 9% of total revenues in 2007.

Market Conditions–Recent Developments of the Business

Our operations are heavily influenced by market conditions in worldwide electronics markets, and particularly in the SMT electronic assembly segment of these markets. Historically, these markets have been very cyclical, with periods of strong growth followed by periods of excess capacity and reduced levels of capital spending. However, in the last two to three years the cyclicality in the SMT market has become more moderate, reflecting the maturing nature of the market.

Consistent with our past practice, we continued to invest heavily throughout the 2005 to 2007 time period in new product development. In the third quarter of 2005, we began shipping a new sensor to DEK International, GmbH, an important new original equipment manufacturer, for their industry leading line of solder paste screen printers. Late in 2006 we completed development of our 5th generation LaserAlign sensor for the industry leading line of pick-and-place machines of Juki Corporation. The new sensor provides Juki with a 25% throughput improvement, alignment capability for the smallest components, improved reliability and the lowest cost of ownership. Sales to Juki accounted for 28% of our total revenue in 2007. We believe that the introduction of this new sensor will help ensure that Juki remains a significant customer for the foreseeable future.

In 2005, we launched an enhanced version of our industry leading SE 300 solder paste inspection system, the SE 300 Ultra. In 2006 we introduced an enhanced version of our Flex series automated optical inspection system, the Flex Ultra. In 2007 we introduced the Flex Ultra HR, a new version of our Flex Ultra system that provides higher image resolution for the smaller component sizes used in the latest electronic devices. We continued to make improvements to all of our system products throughout 2006 and 2007 to improve speed, measurement performance, reliability and ease of use, including simplified operator interfaces with foreign language capability. Also in 2007, we started work on next generation system products for both solder paste and automated optical inspection.

In February 2008, we announced plans to move a portion of our systems related product development and manufacturing operations to Singapore, the location of our Asian sales office. The move will allow us to become more responsive to the needs of our growing base of Asian SMT systems customers, permit our core Minneapolis based optical engineering resources to work on future OEM opportunities, and attain significant cost savings.

Throughout the 2005 to 2007 time period, we introduced or continued to develop various new sensors for our WaferSense family of precision measurement tools, including new automated leveling, gapping, teaching and vibration sensors to assist with process optimization and yield improvement in the semiconductor fabrication process.

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

Throughout 2005 to 2007, our Semiconductor segment continued to invest in our WaferSense ™ product line, a family of wireless, wafer like precision measurement tools for in-situ setup, calibration and process optimization in semiconductor processing equipment. Our first WaferSense product, the Automatic Leveling Sensor (ALS) was introduced late in 2004. During 2007, we introduced several new additions to the WaferSense™ family of products, including gapping, teaching and vibration sensors that will improve up-time and yield for semiconductor manufacturers.

We established a sales office in Singapore in 2001 and in China in 2004 to further penetrate the growing market for manufacturing production equipment there and to increase the percentage of worldwide production lines that use inspection in their production process to improve production yields and reduce cost. To bring our development and manufacturing closer to these developing markets, to reduce cost and to free development personnel at our home office in Minneapolis to focus on sensor technology development, during 2008 we are moving a portion of our systems development, and eventually our manufacturing operations for our systems products, to Singapore. We will consolidate these activities in a new office in Singapore that we expect to have open and operational by the second quarter of 2008.

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

SMT Electronic Assembly Sensors

Our SMT electronic assembly sensor product line, which has generated the largest component of our sales during the past ten years, is a family of sensors that uses similar technology, but that are customized for each customer and incorporated into the equipment manufactured by our customers for use in SMT circuit board assembly. We work closely with our original equipment manufacturer customers to integrate sensors into their equipment.

LaserAlign. Our LaserAlign sensor family has accounted for the vast majority of sales in the SMT electronic assembly sensors product line. These sensors are sold for incorporation into component placement machines used in the SMT production line that are manufactured by a number of different OEM customers. Sales of these products, including service repairs, to Juki Corporation accounted for approximately 28% of our revenue in 2007and 29% of our revenue in 2006. Sales of these products, including service repairs, to Assembleon B.V., accounted for approximately 13% of our revenue in 2007 and 14% of our revenue in 2006. Accordingly, revenues and operations are currently heavily influenced by the level of purchases from these two customers (including purchases of Board Align Camera (see below) Assembleon B.V. accounts for 20% of our revenue) and by the cyclical nature of the SMT production industry.

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

The LaserAlign sensor is offered in several different configurations to satisfy the requirements of the different machines on which it is used. The latest version of the LaserAlign sensor technology was introduced in 2006 in a 5th generation sensor for Juki Corporation. Revenue from new product shipments of LaserAlign sensors has been a principal contributor to our growth during the past five years and accounted for 35% of our revenue in 2007, 36% in 2006 and 30% in 2005.

BoardAlign Camera (BA Camera). The BA Camera, which is incorporated directly into the placement head of component placement machines, identifies fiducial markings on a circuit board and aligns the board in the component placement machine prior to component placement. The BA Camera was introduced in a sensor for Assembleon B.V. during 2003 to be incorporated into their latest version component placement machine. Revenue from shipments of BA Camera sensors to Assembleon B.V. accounted for 7% of our revenue in 2007, 6% in 2006 and 6% in 2005.

InPrinter Inspection Camera. The InPrinter Inspection Camera, which is mounted directly in screen printers manufactured by DEK International GmbH, identifies fiducial markings on a circuit board to ensure accurate board registration prior to placement of solder paste, as well as to provide an upgraded capability for 2D solder paste and stencil inspection. The Inprinter Inspection Camera was introduced for DEK International GmbH during the third quarter 2005. Revenue from shipments of the InPrinter Inspection Camera accounted for 4% of our revenue in 2007, 4% of our revenue in 2006 and 3% in 2005.

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

SE 300 Ultra. We introduced the SE 300, our first in-line solder paste measurement machine, in March 2000. During 2005, we introduced the SE 300 Ultra, an enhanced version of our SE 300 product that offers faster inspection speeds, a conveyor that can accommodate a greater range of board sizes than the SE 300, flexible conveyor options and additional defect review options in run-time software. In addition, we introduced a sensor upgrade for the SE 300 that will provide some of the performance improvements that are available in the SE 300 Ultra.

The SE 300 Ultra is an in-line system that measures in three dimensions the amount of solder paste applied to the circuit board after the first step of the SMT assembly process. Because of the small size of the components that must be placed on each pad of solder paste and the density of components placed on the circuit board, a significant amount of SMT assembly problems are related to the quality of solder paste deposition. Misplaced solder paste or excess or inadequate amounts of paste can lead to improper connections or bridges between leads causing an entire circuit board to malfunction. The SE 300 Ultra is designed to inspect the height, area and volume of 100% of a circuit board at production line speeds and with resolution that allows it to measure the smallest chip scale packages and micro ball array component sites. The SE 300 Ultra can be retrofitted and integrated into most SMT production lines, providing real time quality control immediately after a printed circuit board leaves the screen printer and before component placement commences.

We made regular improvements to the SE 300 from its introduction in 2000 until the SE 300 Ultra was introduced in 2005. We continued to enhance the SE 300 Ultra throughout 2006 and 2007 to improve speed, reliability and ease of use, including simplified operator interfaces with foreign language capability, to provide an inspection capability for flexible circuits, and to offer a new MicroPad sensor as an option to improve inspection measurement performance for the smallest solder paste deposits. In 2007 we also started engineering work on our next generation in-line solder paste inspection system.

Revenues from shipments of the SE 300, SE 300 Ultra and sensor upgrades accounted for 23% of our revenue in 2007, 20% of our revenue in 2006 and 25% in 2005.

Automated Optical Inspection (Flex Ultra and Flex Ultra HR) Products. The Flex Ultra series of Automated Optical Inspection (AOI) products were initially introduced in the fourth quarter of 2000 and incorporate in-process technology acquired from Kestra, Ltd in 1999. Our Flex Ultra products allow for a variety of machine configurations (different number of cameras based on board size and resolution requirements) based on customer needs. These in-line products measure and inspect circuit boards after component placement to determine whether all components are present, that all components have been placed correctly and measure the quality of solder joints after reflow. These products incorporate high-resolution color cameras for improved imaging, and are designed to inspect the placement of the smallest components on circuit boards. The principal advantage of the Flex Ultra series of AOI products is the low level of false calls at in line speeds compared to other AOI machines.

We have introduced a number of versions of the Flex series AOI products since their initial introduction in 2000. The latest Flex version introduced in 2007, the Flex Ultra HR, is capable of inspecting down to 0105 components with 5.0 megapixel camera technology. We continue to sell both our Flex Ultra and Flex Ultra HR products. Flex Ultra HR offers improved imaging resolution, while Flex Ultra offers faster inspection speeds than the Flex Ultra HR.

Revenues from shipments of the Flex and Flex Ultra accounted for 12% of our revenue in 2007, 11% of our revenue in 2006 and 10% in 2005.

Semiconductor Products

Although we had sold some sensors for semiconductor wafer inspection prior to 1999, the semiconductor product line became a significant part of our business with the acquisition of certain assets of HAMA Laboratories, Inc. in 1999 and was further expanded with the acquisition of Imagenation Corporation in 2000. Currently, our principal semiconductor products are sensors that inspect the presence and orientation of semiconductor wafers in cassettes and FOUPS during the fabrication process. Other products include frame grabber and machine vision subsystems that were developed and sold by Imagenation. The majority of our semiconductor products are sold to original equipment manufacturers for incorporation into their workstations and systems. We have also introduced WaferSense™, a family of wireless sensors intended to go where wafers go in semiconductor fabrication. WaferSense™ provides measurements of critical factors in the semiconductor fabrication process that are currently impossible or extremely difficult to obtain, without powering down the fabrication process equipment. We anticipate that a greater proportion of our WaferSense™ sales will be to end-user customers than with our other semiconductor products. Sales of our semiconductor products constituted 9% of our revenue in 2007, 10% of our revenue in 2006, and 13% in 2005.

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

WaferSense™ Sensors. Our WaferSense™ family of sensors are intended to go where wafers go in semiconductor fabrication and provide measurements of critical factors that are currently impossible or extremely difficult to obtain to assist with process optimization and yield improvement in the semiconductor fabrication process.

We introduced our first WaferSense™ product, the automatic leveling sensor (ALS), a level calibration tool for semiconductor process tools, in late 2004. The WaferSense ALS is a wireless, vacuum-compatible sensor that can be placed in cassettes, FOUPS, on end effectors, aligners, in load locks and process chambers used in semiconductor fabrication to ensure that all stations are level and coplanar. We have continued to enhance our WaferSense ALS products and recently introduced a thinner version of WaferSense ALS.

In 2007, we introduced three new products in the WaferSense family, the automatic gapping sensor (AGS), the automatic teaching sensor (ATS) and the automatic vibration sensor (AVS). AGS is a gapping tool that measures the gap in three places between the shower head and pedestal in semiconductor process equipment. The automatic teaching sensor (ATS), measures X-Y-Z offset from robotic transfers of wafers to the pedestal in semiconductor process equipment. The amount of gap and offset after robotic transfer of wafers to the shower pedestal can affect film thickness and uniformity when material is deposited on semiconductor wafers, impacting quality and product yields. The automatic vibration sensor (AVS) measures X-Y-Z acceleration for shock and vibration, which can generate wafer particles, scratches or wafer breakage, thereby reducing yield. Because the user is not required to break down semiconductor fabrication equipment when using our WaferSense products, we believe significant time is saved and accuracy is increased compared to the manual techniques currently used by many customers when checking the process parameters measured by our WaferSense products. As a result, up-time, through-put and process yield for semiconductor fabrication equipment is improved.

Markets and Customers

We sell the vast majority of our products into the electronics manufacturing market (91% of total revenues in 2007), particularly the portion servicing manufacturers doing SMT circuit board assembly. The value of automation is high in this market because the products produced have high unit costs and are manufactured at speeds too high for effective human intervention. Moreover, the trend in these industries toward smaller devices with higher circuit densities, smaller circuit paths and extremely small components requires manufacturing and testing equipment capable of extremely accurate alignment and multidimensional measurement such as achieved using non-contact optical sensors. Customers in these industries also employ knowledgeable engineers who are competent with computer-related equipment. Our LaserAlign products are sold to OEM’s serving this market and the SE 300 Ultra, Flex Ultra and Flex Ultra HR inspection systems are sold to end-user electronic assembly manufacturers in this market.

We sell our semiconductor products into the semiconductor capital equipment market, for use in the fabrication of semiconductor devices. This market has many of the same characteristics as the SMT electronics assembly market and requires non-contact optical measurement tools that enable the production of more complex, higher density and smaller semiconductor devices. We sell our wafer mapping and alignment sensors to manufacturers of equipment that transport wafers during the semiconductor manufacturing (front-end fabrication) process. Our new WaferSense™ family of precision measurement tools for process optimization in semiconductor processing equipment is sold directly to semiconductor fabrication facilities for use by process and equipment engineers during the production of semiconductor wafers.

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

In February 2008, in part to be more responsive to our growing base of Asian SMT systems customers, we announced plans to move a portion of our systems related product development and manufacturing operations to Singapore, the location of our Asian sales office.

We sell our products worldwide to many of the leading manufacturers of electronic circuit board assembly equipment, manufacturers of semiconductor DRAM memory, semiconductor capital equipment manufacturers and end-user electronic assembly manufacturers, including Asian original design manufacturers (ODM’s) and EMS’s, who manufacture cell phones, notebook computers and server boards, among other electronic devices. Although we maintain sales offices in the UK, Singapore and China, all manufacturing of our products presently occurs in the United States and all sales originate in the United States. Singapore based manufacturing of SMT systems is expected to commence by late 2008, with all systems manufacturing scheduled for Singapore by the end of 2009.

There has been an increase in export sales from 2005 to 2007 as the result of the majority of new worldwide electronics and semiconductor capacity being added in Asia. In addition, a significant portion of our export sales to Europe are OEM electronic assembly sensors that ultimately are sold by our OEM customer into Asia.

The following table sets forth the percentage of total sales revenue represented by total export sales (sales for delivery to countries other than the United States, including sales delivered through distributors) by location during the past three years:

	Year Ended December 31,
	2007	2006	2005
Asia	51%	50%	51%
Europe	34%	33%	30%
Other (1)	2%	1%	1%

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

Sales and Marketing

Our electronic assembly sensors are sold to large OEM customers by a direct sales staff located in Minnesota. Our systems products are primarily sold through independent representatives and distributors managed by direct sales personnel located in Minnesota, as well as in the UK, Singapore and China. We have agreements with 15 representatives and distributors in North and South America who focus primarily on SMT systems products sold to end-users. We make most of our sales to international end-users of systems products through 25 representatives and distributors covering Europe (16) and the Pacific Rim (9).

Our wafer mapping semiconductor products are sold to large OEM customers by a direct sales staff located in Oregon. We sell our semiconductor frame grabber products through direct sales staff located in Portland, Oregon, and through 11 sales representatives throughout the world. These representatives are not under contract, but are authorized to sell frame grabber products and in many cases act as system integrators for our products. We have established a worldwide sales representative organization for our WaferSense™ semiconductor products. We currently have agreements in place or in process with sales representatives in the U.S. (3), Europe (3) and the Pacific Rim (5). Most of these sales representatives will also be authorized to sell wafer mapping semiconductor products.

We market our products through appearances at industry trade shows, advertising in industry journals, articles published in industry and technical journals and on the Internet. In addition, we have strategic relationships with certain key customers that serve as highly visible references.

Backlog

Our products are typically shipped two weeks to two months after the receipt of an order. Product backlog was $6.1 million at December 31, 2007, compared to $6.9 million on December 31, 2006, and $6.9 million on December 31, 2005. Backlog at December 31, 2007 totaling $5.2 million is deliverable in the first quarter of 2008. Sales of some surface mount technology (SMT) products may require customer acceptance due to performance or other acceptance criteria included in the terms of sale. For these SMT product sales, revenue is recognized at the time of customer acceptance. Although our business is generally not of a highly seasonal nature, sales may vary based on the capital procurement practices in the electronics and semiconductor industries. For example, production capacity expansion for anticipated holiday or back to school demands can impact our revenue. In addition, New Year celebrations in Asia may have some impact on first quarter sales. We are not able to quantify with any level of precision, the impact of these events on our sales in any given quarterly period. Our scheduled backlog at any time may vary significantly based on the timing of orders from OEM customers. Accordingly, backlog may not be an accurate indicator of performance in the future.

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

We believe that continued and timely development of new products and enhancements to existing products is essential to maintaining our industry leading position in the market. As a technology based company, we commit substantial resources to research and development efforts, which play a critical role in maintaining and advancing our position as a leading provider of optical sensors and systems. During 2005 through 2007, research and development efforts were focused on a number of development activities, including a 5th generation LaserAlign sensor for Juki, a new InPrinter Inspection Camera for DEK International GmbH, continued development of our Embedded Process Verification (EPV®) technology initiative, and continued development of and enhancements to the SE and Flex series inspection systems, including our SE 300 Ultra solder paste inspection system, new Flex Ultra and Flex Ultra HR automated optical inspection systems and next generation systems for both solder paste and automated optical inspection.

In addition, we have continued to enhance our semiconductor wafer mapping sensors for the semiconductor market. In 2005, we commenced shipment of the EXQS wafer mapping sensor. In 2005 through 2007, we continued development of our WaferSense™ family of precision measurement tools, including new automated leveling, gapping, teaching and vibration sensors to assist with process automation and yield improvement in the semiconductor fabrication process.

Research and development expenses were $9.8 million in 2007, $8.1 million in 2006 and $7.1 million in 2005. These amounts represented 17% of revenues in 2007, 14% of revenues in 2006 and 17% of revenues in 2005. Research and development expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. Research and development resource utilization is centrally managed based on market opportunities and the status of individual projects. We expect research and development expenses in 2008 to increase by up to $2.0 million as we move a portion of our development for systems to Singapore, but expect cost savings of approximately $1.5 to $2.0 million per year resulting from the move to Singapore starting in 2009.

Manufacturing

Much of our product manufacturing, which is primarily circuit board manufacturing, lens manufacturing and metal parts production, is contracted with outside suppliers. Our production personnel inspect incoming parts, assemble sensor heads and calibrate and perform final quality control testing of finished products. Our products are not well suited for the large production runs that would justify the capital investment necessary for complete internal manufacturing. Our electronic assembly sensor products and SMT systems products are assembled in Minneapolis, MN, and our semiconductor products are assembled in Portland, OR. We recently announced plans to commence manufacturing of our SMT systems products in Singapore by the end of 2008, with manufacturing of all SMT systems products scheduled for Singapore by the end of 2009. We believe that sourcing of mechanical components for our system products in Asia and distribution of these products from Singapore to our customers, the majority of whom are located in Asia, will be less expensive than if we continued these activities at our U.S. headquarters facility.

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

The primary competition for sales of our SE 300 Ultra solder paste inspection product has been from Asian based companies such as KohYoung Technology (Korea), and Test Research, Inc. (Taiwan). Agilent Technologies, Inc., CKD Corporation (Japan) and Orbotech, Ltd. (Israel) have also been competitors. We believe that a few of these competing systems have a lower price position than our SE 300 Ultra product. Although we believe our SE 300 Ultra product competes favorably against these competitive products on the basis of performance and reliability, the introduction of lower cost competitive models has required us to decrease the price of our SE 300 Ultra product in some markets. In addition, some manufacturers of screen printing equipment provide optional 2-D solder paste inspection, and other machine vision companies (AOI companies) have started offering 2-D and occasionally 3-D solder paste inspection products.

Our AOI inspection system products (Flex Ultra and Flex Ultra HR products) face competition from a large number of AOI companies, the most significant being Agilent (formerly MVT), Orbotech, Ltd. (Israel), Viscom (Germany), Saki Corporation (Japan) and Omron, Ltd. (Japan). We believe that the technology used in the Flex Ultra series is differentiated from the competition and that it will compete effectively in this market based on measurement accuracy, cost, ease of use at rapid production line speeds and the low rate of false calls.

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

Our WaferSense™ family of sensors is intended to go where wafers go in semiconductor fabrication and provide measurements of critical factors that are currently impossible or extremely difficult to obtain. We believe our WaferSense™ products are unique to the marketplace and primarily face competition from the manual techniques currently used by most customers to monitor their semiconductor fabrication equipment. Because the user is not required to break down semiconductor fabrication equipment, or pressurize a vacuum chamber, we believe that our WaferSense products will save significant time and increase measurement accuracy over the manual techniques currently used by customers and will improve equipment up-time, through-put and process yield.

Although we believe our current products offer several advantages in terms of price and suitability for specific applications and although we have attempted to protect the proprietary nature of such products, it is possible that any of our products could be duplicated by other companies in the same general market.

Employees

As of December 31, 2007, we had 182 full-time and 4 part-time employees worldwide, including 43 in sales, marketing and customer support, 71 in manufacturing, purchasing and production engineering, 53 in research and development and 19 in finance, administration and information services. Of these employees, 138 are located at our corporate headquarters in Minneapolis and 48 are located in other offices (7 in the UK, 25 in Oregon, 8 in Singapore, 7 in China and 1 in Japan). All of our employees located in Oregon work in our Semiconductor business. To date, we have been successful in attracting and retaining qualified technical personnel, although there can be no assurance that this success will continue. None of our employees are covered by collective bargaining agreements or are members of a union.

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

We hold 88 patents (58 U.S. and 30 foreign) on a number of technologies, including those used in the LaserAlign systems and other products. Some of the patents relate to equipment such as pick-and-place machines, into which our sensor products are integrated. In addition, we have 127 pending patents (42 U.S. and 85 foreign). We protect the proprietary nature of our software primarily through copyright and license agreements, but also through close integration with our hardware offerings. We utilize 19 trademarks, 14 of which are registered trademarks, and 3 of which are foreign. We currently have 5 trademarks pending registration. We also have 8 domain names and several common law trademarks. It is our policy to protect the proprietary nature of our new product developments whenever they are likely to become significant sources of revenue. No guarantee can be given that we will be able to obtain patent or other protection for other products.

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

ITEM 1A. RISK FACTORS

Our operations are subject to a number of risks and uncertainties that may effect our financial results, our accounting, and the accuracy of the forward looking statements we make in this Form 10-K. We make statements regarding anticipated product introductions, changes in markets, customers and customer order rates, expenditures in research and development, growth in revenue, taxation levels, the effects of pricing, and the ability to continue to price foreign transactions in U.S. currency, all of which represent our expectations and beliefs about future events. Our actual results may vary from these expectations because of a number of factors that affect our business, the most important of which include the following:

•

Although our planned move of systems product development and manufacturing operations to Singapore is intended to save cost, increase responsiveness to Asian systems customers and free US development staff for sensor development, we might not achieve these objectives and the move could prove costly or result in reduced control and efficiency of systems operations. Our move to Singapore presents a number of risks related to the recruitment and retention of personnel, management of development and manufacturing, control over administrative, manufacturing and business processes, regulatory and legal issues we may encounter and other matters relating to foreign operations. Although we have a sales office there, we have no development personnel, no manufacturing personnel and no management personnel in Singapore and will be required to recruit personnel at virtually all levels in Singapore. Further, although we have enlisted a key development manager to move to Singapore for the short term, we will need to recruit, train and place reliance on other personnel as the office becomes operational. We cannot be certain that we will be able to recruit software development personnel in Singapore of the caliber required for our products, we will be able to find management on whom we can rely, or that these personnel, or manufacturing personnel, can be retained at attractive rates. Further the transfer of development on complicated systems that combine our proprietary hardware designs and software programs could take substantial time and training, which we might have underestimated. Although we anticipate that components for our systems products may be more readily available there, we cannot be certain that we will be able to import the hardware components used in our systems products necessary for manufacture in Singapore at efficient rates. Our future financial performance, ability to serve our customers and manufacture products could be negatively impacted if the move of our systems related product development and manufacturing operations to Singapore takes longer than intended, costs more than expected to hire experienced employees or rent facilities, we are unable to find experienced engineers and other employees in a timely manner, or if we are unable to locate suitable sources of supply for our products manufactured in Asia.

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

•

We are dependent upon two customers for a significant amount of our revenue. We have been dependent on two original equipment manufacturer customers for a large portion of our revenue (48% in 2007, 49% in 2006 and 44% in 2005). If these customers are unsuccessful selling the products into which our sensors are incorporated, design their products to function without our sensors, purchase sensors from other suppliers, or otherwise terminate, change or alter their relationships with us, our results of operations would be significantly negatively affected.

•

We are dependent upon a single product line in our systems business for approximately a quarter of our revenue. During 2007, approximately 23% of our total revenue was generated by sales of a single SMT systems product line, the SE 300 Ultra. Sales of this product have been subject to increasing competition in the Asian markets, negatively impacting our market share and sales prices for our products. If we are not successful in continuing to sell and differentiate this product line relative to our competition, our results of operations would be negatively affected.

•

We generate more than three quarters of our revenue (approximately 87% in 2007) from export sales that are subject to risks of international operations. Our export sales are subject to many of the risks of international operations including:

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

•

We are dependent upon outside suppliers for components of our products, and delays in or unavailability of those components would adversely affect our results. We use outside contractors to manufacture the components used in many of our products and some of the components we order require significant lead times that could affect our ability to sell our products if not available. In addition, if these components do not meet stringent quality requirements or become subject to obsolescence, there could be delays in product availability, and we could be required to make significant investments in designing replacement components.

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

•

Our growth has been dependent on technical innovation and is affected by the timing and success of product introductions. Although our results are cyclical, our objective is to grow revenue and profitability over the long term. Our growth has been in the past, and we anticipate that it will be in the future, dependent upon our ability to introduce new and innovative products. We plan to continue to introduce new products during fiscal 2008 and beyond. If those introductions are delayed, our revenue and profitability could be negatively affected. We have devoted and continue to devote significant resources to our SMT system products, including enhancements to SE 300 Ultra, Flex Ultra, Flex Ultra HR, next generation system products and also our WaferSense family of products. In addition, we have devoted and continue to devote significant resources to complete development and commence sale of our embedded process verification (EPV) products.  The introduction of these products has been delayed because of economic conditions affecting our customers, required adaptations for OEM requirements and other issues and these products have yet to generate substantial commercial sales.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease a 60,217 square foot mixed office and warehouse facility built to our specifications in Golden Valley, Minnesota, which functions as our corporate headquarters and primary manufacturing facility. The lease for this space will expire in June 2011. As of December 31, 2007, we also have operating leases in Oregon (for our semiconductor business), Singapore, Massachusetts, the United Kingdom, and Shanghai, China, which expire in December 2009, May 2008, August 2008, June 2009 and August 2008, respectively. We are close to finalizing a new lease for a mixed office and warehouse facility in Singapore. The annual rent for this facility is approximately $350,000 per year. We believe that our leased facilities are adequate for our anticipated needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material pending or threatened legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2007.

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

	2007		2006
Quarter	High	Low	High	Low

First	$14.60	$12.73	$16.25	$13.25
Second	$14.80	$11.73	$16.25	$12.00
Third	$13.75	$11.50	$14.10	$11.75
Fourth	$13.75	$10.51	$14.24	$11.07

As of February 29, 2008, there were approximately 200 holders of record of common stock and approximately 3,000 beneficial holders. We have never paid a dividend on our common stock. Dividends are payable at the discretion of the Board of Directors out of funds legally available therefore. Our board has no current intention of paying dividends.

Company Repurchase of Equity Securities

We publicly announced a stock repurchase program on October 24, 2007 providing for the repurchase of 500,000 shares of our common stock for a one year period commencing October 29, 2007. Also on October 24, 2007, we announced our intention to adopt a 10b5-1 plan to facilitate the purchase of the shares during periods we might otherwise be prevented by insider trading laws from making such repurchases. Shares were purchased in open market transactions pursuant to this 10b5-1 plan. On February 13, 2008, we announced an additional stock repurchase program providing for the repurchase of an additional 1,000,000 shares of our common stock for a one year period commencing February 18, 2008. This additional authorization will also be implemented through a 10b5-1 plan.

The following table reflects purchases made under the October 24, 2007 authorization on a monthly basis during the quarter ended December 31, 2007.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1, 2007 to October 31, 2007	7,872	$12.4667	7,872	492,128

November 1, 2007 to November 30, 2007	64,541	$11.8169	64,541	427,587

December 1, 2007 to December 31, 2007	72,111	$12.1574	72,111	355,476

Total	144,524	$12.0222	144,524	355,476

(1)	Does not include up to an additional 1,000,000 shares that may be purchased under an increased authorization adopted by our Board in February 2008.

Shareholder Return

The following graph compares the cumulative total shareholder return on our common stock from January 1, 2003 through December 31, 2007 with the cumulative total return on a broad market index (the Nasdaq US Index) and a peer group index (the Nasdaq Computer and Data Processing Index). In each case, we have calculated the cumulative return assuming an investment of $100 on January 1, 2003, and reinvestment of all dividends.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Financial Summary

CyberOptics Corporation

(In thousands, except per share information)

Year Ended December 31	2007	2006	2005 (1)	2004	2003 (2)

Revenues	$58,776	$57,089	$42,179	$58,037	$35,636
Income (loss) from operations	$5,540	$7,121	$3,104	$12,325	$(2,814)
Net income (loss)	$5,028	$6,390	$7,150	$10,626	$(2,637)
Net income (loss) per share:
Basic	$0.57	$0.71	$0.80	$1.23	$(0.32)
Diluted	$0.56	$0.70	$0.79	$1.18	$(0.32)

Cash and cash equivalents	$18,864	$30,056	$19,592	$25,416	$11,354
Marketable securities	33,754	18,951	21,548	14,868	13,468
Working capital	47,939	55,662	48,515	38,921	26,963
Total assets	87,039	82,010	73,027	65,096	47,926
Stockholders’ equity	78,116	73,020	66,190	57,951	41,752

(1)	2005 results include a $3.7 million non-cash income tax benefit related to a reduction in the valuation allowance for deferred income taxes in the fourth quarter of 2005.

(2)

2003 results include a $1.2 million charge for workforce reductions, leased facility consolidation and other restructuring charges and a $632,000 charge for accelerated amortization of intangible assets. In addition, 2003 includes a $645,000 gain from a technology transfer and license.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Years Ended December 31, 2007:

General Overview

Our products are sold primarily into the electronics assembly, semiconductor DRAM memory, and semiconductor fabrication capital equipment markets, where we sell products both to original equipment manufacturers of production equipment and to end-user customers that produce circuit boards and semiconductor wafers and devices. Historically these markets have been very cyclical, with periods of rapid growth as worldwide capacity is added to support increased consumer demand for electronic products, and new capital equipment is purchased as a result of technology changes in electronics components, such as miniaturization, and changing production requirements. These periods of growth have historically been followed by periods of excess capacity and reduced capital spending. We expect these cycles to be more moderate in the future, reflecting the mature nature of the global electronics market.

The worldwide demand for cell phones, laptops and other consumer electronics remained strong in 2007, driving the need for increased production of printed circuit boards and memory modules. In addition, the economies in the countries where most of our products are sold also remained strong. These factors combined to drive an increase in demand for our electronic assembly and semiconductor products. Demand for our products started to increase in the third quarter of 2005, continued to improve throughout the first quarter of 2006, and then leveled off at lower, but still favorable levels, for the remainder of 2006 and the first quarter of 2007. Orders increased again in the second and third quarters of 2007, before leveling off again in the fourth quarter of 2007. Our consolidated revenues increased 3% in 2007 from 2006 to $58.8 million. Revenue growth for both 2007 and 2006 has been impacted by pricing pressure from competitors, particularly in Asia, causing us to continue to expend funds for development of next generation products that we anticipate will compete more favorably. Income from operations for 2007 declined by 22% to $5.5 million from $7.1 million in 2006, due in part to a $1.7 million or 21% increase in research and development expenditures for next generation SMT system products and enhancements to existing SMT system products.

Revenue and our operating results in 2006 increased significantly compared to 2005 in response to upturns in both the electronic assembly and semiconductor capital equipment markets that began in the third quarter of 2005 and continued throughout 2006. The worldwide demand for cell phones, laptops and other consumer electronics continued to increase throughout 2006 driving the need for increased production of printed circuit boards and memory modules. Our consolidated revenues for 2006 increased 35% from 2005 to $57.1 million. Income from operations for 2006, benefiting from the higher level of revenue and a lower cost structure implemented in 2001-2003 during the last severe downturn in the electronic assembly market, improved 129% to $7.1 million from $3.1 million in 2005.

In February 2008, we announced plans to move our systems related research and development and manufacturing operations over the next 18 months to Singapore, the location of our Asian sales offices. The move will enable us to become more responsive to the needs of our growing base of Asian SMT systems customers, permit core optical engineering resources in Minneapolis to work on anticipated new OEM opportunities, and attain future cost savings. We estimate costs associated with the transition in 2008 of up to $2.0 million. We anticipate future annual research and development savings from this transition of $1.5 - $2.0 million per year.

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

Our balance sheet is also well positioned as the result of improved operating results and effective management of working capital and other assets. We have no debt and cash and marketable securities of $52.6 million at December 31, 2007 compared to $49.0 million at December 31, 2006.

Segment Results

Our business consists of two operating segments, the electronic assembly and semiconductor segments. The electronic assembly segment designs, manufactures and sells optical process control sensors and inspection systems for the electronic assembly equipment market.

The semiconductor segment designs, manufactures and sells optical and other process control sensors and related equipment for the semiconductor capital equipment market. Segment information follows:

	Year Ended December 31,
(In thousands)	2007	2006	2005

Revenue:
Electronic assembly	$53,203	$51,142	$36,738
Semiconductor	5,573	5,947	5,441
Total	$58,776	$57,089	$42,179

Gross margin:
Electronic assembly	$26,631	$25,926	$19,347
Semiconductor	3,616	3,975	3,725
Total	$30,247	$29,901	$23,072

Operating expense:
Electronic assembly	$21,223	$18,110	$15,599
Semiconductor	3,484	4,670	4,369
Total	$24,707	$22,780	$19,968

Income (loss) from operations:
Electronic assembly	$5,408	$7,816	$3,748
Semiconductor	132	(695)	(644)
Total income from operations	$5,540	$7,121	$3,104
Interest income and other	2,214	1,943	951
Income before income taxes	$7,754	$9,064	$4,055

Revenues

Our revenues increased by 3% to $58.8 million in 2007 from $57.1 million in 2006 and increased by 35% in 2006 from $42.2 million in 2005. The following table sets forth, for the years indicated, revenues by product line (in thousands):

	2007	2006	2005
Electronic Assembly
OEM Sensors	$31,774	$32,006	$21,623
SMT Systems	21,429	19,136	15,115
Total Electronic Assembly	53,203	51,142	36,738
Semiconductor	5,573	5,947	5,441
Total	$58,776	$57,089	$42,179

Electronic Assembly

Revenues from our electronic assembly sensors were down $0.2 million or 1% in 2007 compared to 2006 and increased $10.4 million or 48 % in 2006 compared to 2005. During 2007 and 2006, revenue from electronic assembly sensors were positively impacted by favorable worldwide demand for cell phones, laptops and other consumer electronics, driving the need for increased production of printed circuit boards and memory modules. In addition, the economies in the countries where most of our products are sold remained strong. These factors combined to drive an increase in demand for our electronic assembly sensors in 2007 and 2006 compared to 2005. Revenues from electronic assembly sensors were down slightly in 2007 compared to 2006 due in part to fluctuations in the market share of our key electronic assembly sensor customers. Increasing competition and sales price pressure may have a larger impact on our revenue from electronic assembly sensors in the future, as manufacturers of electronics continually seek to reduce their costs, including the cost of capital equipment incorporating our electronic assembly sensors, resulting in price pressure on our sensor products.

Revenues from our SMT systems products increased $2.3 million or 12% in 2007 compared to 2006 and increased $4.0 million or 27% in 2006 compared to 2005. Like our sensor revenue, revenue from our SMT system products was positively impacted during 2007 and 2006 by favorable worldwide demand for electronics and favorable conditions in the countries where most of our products are sold. We believe that increased use of outsourcing for circuit board assembly, production difficulties associated with smaller component sizes, increased production speeds and increased cost pressure on companies manufacturing circuit boards has caused increased demand for our inspection equipment. However, our revenue has been impacted by increasing competition and price pressure on our SMT inspection systems, particularly in Asia.

Revenue from our systems products in 2007 and 2006 were also positively impacted by the introduction of our new improved SE 300 Ultra solder paste inspection system in 2005, our improved Flex Ultra AOI system in the first quarter of 2006, and our Flex Ultra HR system in 2007. Sales of our SE 300 and SE 300 Ultra solder paste inspection systems increased $2 million or 16% in 2007 compared to 2006 and increased $1.7 million or 16% in 2006 compared to 2005. Sales of our Flex AOI systems increased $0.3 million or 5% in 2007 compared to 2006 and increased $2.3 million or 55% in 2006 compared to 2005.

Export revenue from electronic assembly sensors and SMT systems totaled $49.4 million in 2007, $46.5 million in 2006 and $32.8 million in 2005, comprising 93% of electronic assembly revenue in 2007, 91% of electronic assembly revenue in 2006, and 89% of electronic assembly revenue in 2005. An increasing proportion of our sales have been to international customers as manufacturing of electronic components has migrated offshore, particularly to China and other areas of Asia.

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

Semiconductor

Revenues from semiconductor products decreased by $0.4 million or 6% in 2007 compared to 2006 and increased by $0.5 million or 9% in 2006 compared to 2005. The decrease in 2007 was due to difficult conditions in the market for semiconductor fabrication equipment, partially offset by additional revenue from our new WaferSense family of products. Total WaferSense revenue increased to $1.1 million in 2007 from $0.5 million in 2006. The increase in 2006 was due to improved conditions in the semiconductor fabrication capital equipment market that began late in the fourth quarter of 2005, resulting in higher revenues from our wafer mapping sensors and new WaferSense products. Revenues from our frame grabber products increased slightly in 2006 compared to 2005.

Our wafer mapping and frame grabber products are relatively mature. We anticipate that future growth in our semiconductor revenues, exclusive of changes related to capital procurement cycles, will come from our new WaferSense™ products. WaferSense™ is a family of wireless, wafer like precision measurement tools for in-situ setup, calibration and process optimization in semiconductor processing equipment. We have recently introduced several new additions to the WaferSense™ product line, including additional leveling sensors, along with new gapping, teaching and vibration sensors.

Export revenue from semiconductor products totaled $1.8 million or 32% of total semiconductor revenue in 2007, $1.8 million or 31% of total semiconductor revenue in 2006 and $1.6 million or 29% of total semiconductor revenue in 2005. The level of international sales and percentage of sales coming from international markets did not change substantially when comparing 2007 to 2006. The increase in international revenue as a percentage of total semiconductor revenue in 2006 compared to 2005 is due to increased sales of frame grabbers in Europe. In addition, our wafer mapping sensors do not generate significant international sales. Fluctuations in the sales level of these products can also cause fluctuations in our international revenue, as a percentage of total semiconductor revenue.

Adoption of SFAS No. 123(R)

Prior to January 1, 2006, we accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25 and related interpretations. As a result, no compensation expense for equity-based awards was recognized in our statement of operations prior to the first quarter of 2006, as all options granted had an exercise price equal to the market value of the award on the date of grant, and our employee stock purchase plan was deemed to be non-compensatory under APB No. 25. Results of operations for fiscal year 2005 and prior periods have not been restated to reflect recognition of compensation expense for equity-based awards. During the first quarter of 2006, we began recording compensation expense for equity-based awards as required by SFAS No. 123(R). The following table sets forth compensation expense (pre-tax) by segment for our equity-based awards for the years ended December 31, 2007 and 2006 and should be considered when comparing the results of operations for 2007 to 2006 and 2006 to 2005:

	Twelve months ended December 31, 2007 and 2006

(In thousands)	Electronic Assembly		Semiconductor		Total
	2007	2006	2007	2006	2007	2006
Cost of revenue	$102	70	12	13	114	83
Research and development expenses	131	137	27	27	158	164
Selling, general and administrative expenses	396	479	25	52	421	531
Total	$629	686	64	92	693	778

Gross Margin

Electronic Assembly

Gross margin as a percentage of electronic assembly sales were 50% in 2007, 51% in 2006 and 53% in 2005. The decrease in gross margin as a percentage of sales in 2007 compared to 2006 was due to increasing competition resulting in lower sales prices for our electronic assembly products, particularly our SMT system products. Increased competition and resulting price pressure on our SMT system products reduced gross margin as a percentage of electronic assembly sales in 2007 by four percentage points, offset in part by a one percentage point improvement from cost reduction programs. Increasing price competition for our electronic assembly sensor products also impacted our gross margin. The gross margin decrease in 2007 resulting from the increase in price competition was partially offset by a $0.3 million benefit from a warranty recovery. Our gross margin as a percentage of sales is generally lower for our system products as compared to our sensor products.

The decrease in gross margin as a percentage of sales in 2006 compared to 2005 was due to increasing competition resulting in lower sales prices for our electronic assembly products, particularly our SMT system products. Increased competition and resulting price pressure for our SMT system products reduced gross margin by approximately one percentage point. The remaining decrease in gross margin as a percentage of sales in 2006 was due to a $0.2 million inventory write-down of a non-OEM sensor product, increasing price competition for our other electronic assembly sensor products, and changes in mix of products sold.

As the market for automated inspection has continued to grow and emerge, additional competitors have entered the marketplace for these products. Although we believe our SMT system products compete favorably against these competitive products on the basis of performance and reliability, the introduction of lower price competitive models has required us to decrease the selling price of our products in some markets. With respect to our systems products we anticipate that pricing pressures will continue in 2008 due to the additional competition in the marketplace for all forms of automated circuit board inspection. We have implemented our own cost reduction programs to reduce the impact of these pricing pressures on our gross margins. In addition, we believe that systems platforms we introduce in the future based on new technology will allow for improvement in margins.

Semiconductor

Gross margin as a percentage of sales were 65% in 2007, 67% in 2006 and 68% in 2005. Gross margin as a percentage of sales for the semiconductor segment is dependent on revenue mix and the level of production volume over which to spread fixed manufacturing overhead costs. Gross margins decreased as a percentage of revenue in 2007 and 2006 due to a change in revenue mix, with our highest margin wafer mapping sensors representing a smaller percentage of total semiconductor revenue. In addition, revenue from our lower margin leveling sensor products was up in both 2007 and 2006 compared to the prior year.

We currently expect gross margins as a percentage of revenue from our semiconductor products to remain consistent or increase slightly in 2008 from 2007 levels, due to anticipated revenue from new WaferSense product introductions as these products have slightly higher gross margins than our existing products.

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

In February 2008, we announced plans to move our systems related research and development and manufacturing operations over the next 18 months to Singapore, the location of our Asian sales offices. The move will enable us to become more responsive to the needs of our growing base of Asian SMT systems customers, permit core optical engineering resources in Minneapolis to work on anticipated new OEM opportunities, and attain future cost savings. We estimate costs associated with the transition in 2008 of up to $2.0 million. We anticipate future annual research and development savings from this transition of approximately $1.5 - $2.0 million per year.

We are continually evaluating existing and new research and development projects, and may elect to increase or decrease expenditures based on an assessment of the future revenue and profit potential of these projects.

Electronic Assembly

Research and development expenses for our electronic assembly segment were $8.1 million or 15% of revenue in 2007, $6.3 million or 12% of revenue in 2006 and $5.4 million or 15% of revenue in 2005. The 29% increase in research and development expense in 2007 compared to 2006 was due to increased costs for contract labor of $1.4 million, excluding customer funded expenses, $0.2 million for employee compensation associated with annual wage increases and new employees, and $0.1 million for proto-type expenses and lab supplies. A significant portion of our product development efforts in 2007 were targeted at next generation SMT inspection system products and continued enhancements to our SE 300 Ultra solder paste inspection system and Flex Ultra and Flex Ultra HR automated optical inspection systems.

The 15% increase in research and development expense in 2006 compared to 2005 was due to increased compensation costs of $0.5 million, including increases in company wide incentive compensation costs in 2006, resulting from higher levels of revenue and profit, and stock compensation costs resulting from our adoption of SFAS No. 123(R). The remaining increase in research and development expense in 2006 was due to higher costs for other expenses related to our development projects, such as travel, occupancy and supplies. During 2006 we completed development of our 5th generation LaserAlign sensor for Juki’s industry leading line of pick-and-place machines. Early in 2006 we introduced an enhanced version of our Flex series automated optical inspection system, the Flex Ultra. We continued to make improvements to our SE 300 Ultra and Flex Ultra SMT products throughout 2006, including improvements for speed, measurement performance, and reliability. We also continued work on our EPV technological initiative.

Selling, general and administrative expenses for our electronic assembly segment were $13.0 million or 24% of revenue in 2007, $11.7 million or 23% of revenue in 2006 and $10.1 million or 27% of revenue in 2005. The 11% increase in selling, general and administrative expenses in 2007 compared to 2006 was due to a $0.4 million increase in sales commissions to distributors and other third parties and a $0.3 million increase in travel. We also incurred $0.2 million of expenses in 2007 from a cancelled acquisition. These cost increases along with the remaining increase in cost were due to the 12% increase in SMT system sales in 2007 compared to 2006.

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

Semiconductor

Research and development expenses for our semiconductor segment were $1.7 million or 31% of revenue in 2007, $1.8 million or 31% of revenue in 2006, and $1.7 million or 31% of revenue in 2005. From 2005 through 2007, we continued to develop various new sensors for our WaferSense family of precision measurement tools, including new automated leveling, gapping, teaching and vibration sensors to assist with process optimization and yield improvement in the semiconductor fabrication process. Research and development expenses decreased by $0.1 million in 2007 compared to 2006 due to lower compensation costs for incentive compensation. The 11% increase in research and development expense in 2006 compared to 2005 is due to increased compensation costs for company wide incentive compensation programs and stock compensation expense resulting from adoption of SFAS No. 123 (R).

Selling, general and administrative expenses for our semiconductor segment were $1.7 million or 30% of revenue in 2007, $2.3 million or 39% of revenue in 2006 and $2.0 million or 37% of revenue in 2005. The 28% decrease in selling, general and administrative expense in 2007 compared to 2006 was due to lower wage expense resulting from a planned reduction in various marketing and administrative positions, and lower costs for incentive compensation. The 18% increase in selling, general and administrative expense in 2006 compared to 2005 is due to costs for additional management, higher sales commissions, equity compensation costs resulting from adoption of SFAS No. 123 (R) and company wide incentive compensation costs resulting from higher levels of revenue and profit.

Amortization of Intangible Assets

Amortization of acquired intangible assets related to our electronic assembly segment was $0.1 million in 2007, 2006 and 2005. We expect amortization expense for acquired intangible assets related to our electronic assembly segment to be $0.1 million in 2008.

Amortization of acquired intangible assets related to our semiconductor segment was $0.1 million in 2007, $0.5 million in 2006 and $0.7 million in 2005. The decrease in semiconductor related amortization was due to certain acquired intangible assets becoming fully amortized during 2006 and 2005. We expect amortization expense for acquired intangible assets related to our semiconductor segment to be less than $0.1 million in 2008.

Interest Income and Other

Interest income and other primarily includes interest earned on investments and gains and losses associated with foreign currency transactions. Interest income and other increased during 2007 and 2006 as the result of additional invested funds and higher rates of interest earned on those funds.

Income Taxes

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) an interpretation of FASB Statement No. 109 “Accounting for Income Taxes”. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As a result of our adoption of FIN No. 48 on January 1, 2007, we recognized less than a $0.1 million increase in our liability for unrecognized income tax benefits, with a corresponding decrease in beginning retained earnings, for uncertain tax positions that existed at December 31, 2006, but previously did not meet the requirements for liability recognition under SFAS No. 5. During the year ended December 31, 2007, we recorded a $0.2 million increase in liabilities, net of deferred tax benefit, for uncertain tax positions as income tax expense. Estimated interest and penalties included in this amount total less than $0.1 million. At December 31, 2007, we have $2.4 million of gross unrecognized tax benefits, compared to $2.1 million of gross unrecognized tax benefits at adoption date.

Our reserve for income taxes, including gross interest and penalties, was $1.2 million at January 1, 2007 and $1.6 million at December 31, 2007, which would reduce income tax expense and our effective tax rate if recognized. Consistent with the requirements of FIN No. 48, our net unrecognized tax benefits have been classified as a long term liability in our balance sheet. The tax years 2003-2007 remain open to examination by the major taxing jurisdictions to which we are subject.

We currently have significant deferred tax assets as a result of foreign net operating loss carry forwards and temporary differences between taxable income on our tax returns and income before income taxes under U.S. generally accepted accounting principals. A deferred tax asset generally represents future tax benefits to be received when these carry forwards can be applied against future taxable income or when expenses previously reported in our financial statements become deductible for income tax purposes. We assess the realizability of our deferred tax assets and the need for a valuation allowance based on Statement of Financial Accounting Standards No. 109.

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

Since the 2005 reduction in the valuation allowance for deferred tax assets, our effective tax rate has more closely approximated the U.S. federal statutory tax rate. Our worldwide effective income tax rate for 2007 was 35.2% compared to 29.5% for 2006. Our effective tax rate was higher in 2007 compared to 2006 due to elimination of the extra territorial income exclusion in 2007 and a $0.2 million income tax benefit recorded in 2006 from favorable resolution of a tax contingency accrual for prior year’s income taxes, resulting from the closing of a domestic statute of limitations. A reduction in the United Kingdom income tax rate, reducing the value of our deferred tax assets and increasing tax expense in 2007 by less than $0.1 million, was offset by a slight decrease in the amount of FIN No. 48 liabilities recorded in 2007.

Liquidity and Capital Resources

Our cash and cash equivalents decreased by $11.2 million during 2007 primarily because of purchases of $14.5 million of marketable securities, net of maturities, $5.6 million of cash generated from operating activities, purchases of $1.3 million of capital assets, and repurchases of $1.9 million of common stock, partly offset by $0.9 million of cash received from the exercise of stock options and share purchases under our employee stock purchase plan. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities, and investment of cash balances in marketable securities, or from other sources of cash, in addition to marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Our combined balances of cash and marketable securities increased $3.6 million to $52.6 million as of December 31, 2007 from $49.0 million as of December 31, 2006.

We generated $5.6 million of cash from operations during 2007. Cash generated from operations included net income of $5.0 million, which included $3.5 million of net non-cash expenses for depreciation and amortization, provisions for inventory obsolescence, doubtful accounts and deferred taxes, foreign currency transactions and stock compensation expense. Changes in operating assets and liabilities included a decrease in accounts receivable of $0.6 million and an increase in advance customer payments of $0.7 million. This cash generated was offset partly by increases in inventory of $3.1 million and other assets of $0.5 million and a decrease in accounts payable of $0.6 million. The decrease in accounts receivable was due to a heightened emphasis on collections during the fourth quarter of 2007. The increase in advance customer payments is due to more sales to customers who pay prior to recognition of revenue. Inventories were up due to a shift in the mix of products sold compared to our original sales forecast. Other assets were higher because of more value added and income tax refunds due from various governmental authorities. The decrease in accounts payable is the result of the timing of inventory purchases. Inventory purchases were down in the fourth quarter of 2007 compared to 2006, resulting in a reduction in the accounts payable balance, as payments for inventory exceeded new purchases.

We generated $9.8 million of cash from operations during 2006. Cash generated from operations included net income of $6.4 million, which included $3.3 million of net non-cash expenses for depreciation and amortization, provisions for inventory obsolescence, doubtful accounts and deferred taxes, foreign currency transactions and stock compensation expense. Changes in operating assets and liabilities included increases in accounts payable of $1.1 million and increases in accrued expenses of $1.5 million. This cash generated was offset by an increase in accounts receivable of $0.7 million, increases in inventory of $1.6 million and decreases in advance customer payments of $0.4 million. Increases in accounts payable are the result of inventory purchases to support additional customer evaluations of our SMT system products. The increase in accrued expenses resulted from the accrual of company wide incentive compensation costs due to higher levels of revenue and profit in 2006 and increases in warranty reserves resulting from higher revenue levels. Increases in accounts receivable are due to higher revenue levels in 2006, compared to 2005. The decrease in advance customer payments is due to lower sales from customers who pay prior to our recognition of revenue from the related sale.

We used $15.8 million of cash for investing activities in 2007 compared to $1.3 million of cash provided by investing activities in 2006. Changes in the level of investment in marketable securities, resulting from the purchases and maturities of those securities, used $14.5 million of cash in 2007 and provided $2.7 million of cash in 2006. We used $1.3 million of cash in 2007 and $1.4 million of cash in 2006 for the purchase of fixed assets and capitalized patent costs.

We used $0.9 million of cash for financing activities in 2007 compared to $0.6 million of cash for financing activities in 2006. Stock option exercises and issuance of common stock under our Employee Stock Purchase Plan generated $0.9 million of cash in 2007 compared to $1.8 million of cash in 2006. The tax benefits from the exercise of stock options were minimal in 2007 and generated $0.2 million of cash in 2006. During 2007, $1.9 million of cash was used to repurchase common stock compared to common stock repurchases of $2.6 million in 2006. At December 31, 2007, we had authority to purchase up to an additional 355,476 shares of our common stock under a stock repurchase program for a total of 500,000 shares approved by our board of directors in October 2007. Subsequent to December 31, 2007, our board approved an additional 1,000,000 share stock repurchase program for a one year period commencing February 18, 2008. Future repurchases under this authorization are expected to be a use of cash in 2008.

At December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes. We do not believe we are exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Except for our obligations under facilities leases and purchase contracts, we had no material commitments for expenditures as of December 31, 2007. While there were no material commitments, we evaluate investment opportunities that come to our attention and could make a significant commitment in the future. Our cash, cash equivalents and marketable securities totaled $52.6 million at December 31, 2007. We believe that on-hand cash, cash equivalents and marketable securities, coupled with anticipated future cash flow from operations, will be adequate to fund our cash flow needs for the foreseeable future, including contractual obligations discussed below.

The following summarizes our contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

December 31, 2007 (in 000’s)	Total	Less Than 1 Year	1 – 4 Years	After 4 Years

Contractual Obligations:
Non-cancelable operating lease obligations	$3,520	$1,084	$2,436	$—
Purchase obligations	6,535	6,535	—	—
Total contractual cash obligations	$10,055	$7,619	$2,436	$—

We lease a 60,217 square foot mixed office and warehouse facility built to our specifications in Golden Valley, Minnesota, which functions as our corporate headquarters and primary manufacturing facility. The lease for this space is set to expire in June 2011. We are close to finalizing a new three year lease for a mixed office and warehouse facility in Singapore. The annual rent for this facility is approximately $350,000 per year.

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

We are not able to reasonably estimate the timing of any potential payments for uncertain tax positions under FIN No. 48. As a result, the preceding table excludes any potential future payments related to our FIN No. 48 liability for uncertain tax positions. See Note 6 for further discussion on income taxes.

Related Party Transactions

We did not engage in any related party transactions during the three year period ended December 31, 2007.

Inflation and Foreign Currency Transactions

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

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature near the last day of each quarter, and are designated as cash flow hedges. At December 31, 2007, we had one open swap agreement that was purchased on that day. As a result, any unrealized gains or losses as of December 31, 2007 were inconsequential. During the year ended December 31, 2007, the losses from settlement of foreign currency swap agreements and the transaction gain on the underlying inter-company balance were not significant.

We have sales offices located in the UK, Singapore, and China. We do not believe that currency fluctuations will have a material impact on our consolidated financial statements.

Recent Accounting Developments

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances, and is effective beginning after December 31, 2007. Our adoption of SFAS No. 157 is not expected to impact our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. This standard is effective beginning after December 31, 2007. We presently do not anticipate that we will adopt the provisions of SFAS No. 159.

In December 2007, the FASB issued Statement No. 141R, “Business Combinations,” which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, recognizes and measures the goodwill acquired in a business combination, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. We are required to apply this standard prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier application is not permitted.

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

Revenue Recognition.

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

When a sale involves multiple elements, revenue is allocated to each respective element in accordance with Emerging Issues Task Force (EITF) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables.” Allocation of revenue to undelivered elements of the arrangement is based on fair value of the element being sold on a stand-alone basis. We generally do not provide upgrades or other post contract customer support (PCS) on the software embedded in our products.

Costs related to products delivered are recognized in the period revenue is recognized. Cost of goods sold consists primarily of direct labor, allocated manufacturing overhead, raw materials and components and excludes amortization of intangible assets.

Allowance for Doubtful Accounts.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In making the determination of the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer relationships and credit worthiness and concentrations of credit risk. Specific accounts receivable are written-off once a determination is made that the account is uncollectible. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts is $0.3 million as of December 31, 2007.

Allowance for Warranty Expenses.

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. The allowance for warranties is $0.8 million at December 31, 2007.

Reserve for Inventory Obsolescence.

We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, or if in the future we decide to discontinue sales and marketing of any of our products, additional inventory write-downs may be required. At December 31, 2007, we had a reserve for obsolete and excess inventory of $0.5 million.

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

Income Taxes.

Significant judgment is required in determining worldwide income tax expense based upon tax laws in the various jurisdictions in which we operate. We have established reserves for uncertain tax positions by applying the “more likely than not” criteria of FIN No. 48, under which the recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant tax authority. All tax positions are analyzed periodically and adjustments are made as events occur that warrant modification, such as the completion of audits or the expiration of statutes of limitations, which may result in future charges or credits to income tax expense.

As part of the process of preparing consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the current tax liability, as well as assessing temporary differences arising from the different treatment of items for financial statement and tax purposes. These differences result in deferred tax assets and liabilities, which are recorded on our balance sheet.

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

We considered a number of factors in our decision to reduce the valuation allowance on deferred tax assets in 2005, and our ongoing assessment of the realizability of our deferred tax assets in 2007, including our anticipated level of profitability in the future, our history of recent profitability and cumulative profitability since inception, and utilization of our available U.S. based net operating loss carryforwards. After considering these factors, we concluded that the deferred tax assets reflected on our balance sheet at December 31, 2007 were realizable, and properly reflect the anticipated benefit we will derive in future accounting periods from deductible temporary differences.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess funds not required for current operations in marketable securities. The investment policy for these marketable securities is approved annually by the Board of Directors and administered by management. A third party, approved by our Board of Directors, manages the portfolio at the direction of our management. The investment policy dictates that marketable securities consist of U.S. Government or U.S. Government agency securities, various tax exempt securities or certain approved corporate instruments with effective maturities of five years or less and an average portfolio maturity of not more that 18 months. The policy also provides for investment in certain specified marketable equity securities. As of December 31, 2007 our portfolio of marketable securities had an average term to maturity of 1.3 years. All marketable securities are classified as available for sale and carried at fair value. We estimate that a hypothetical 1% increase in market interest rates would decrease the market value of our marketable securities by approximately $0.5 million. If such a rate increase occurred, our net income would only be impacted if securities were sold prior to maturity.

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature near the last day of each quarter, and are designated as cash flow hedges. At December 31, 2007, we had one open swap agreement that was purchased on that day. As a result, any unrealized gains or losses as of December 31, 2007 were inconsequential. During the year ended December 31, 2007, the losses from settlement of foreign currency swap agreements and the transaction gain on the underlying inter-company balance were not significant.

Our foreign currency swap agreements contain credit risk to the extent that our bank counter-parties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counter-parties to major financial institutions. We do not expect material losses as a result of defaults by other parties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

CYBEROPTICS CORPORATION

	As of December 31,
(In thousands, except share information)	2007	2006

ASSETS

Cash and cash equivalents	$18,864	$30,056
Marketable securities	11,953	12,175
Accounts receivable, less allowance for doubtful accounts of $310 at December 31, 2007 and $221 at December 31, 2006	9,781	10,471
Inventories	10,640	8,357
Other current assets	1,466	868
Deferred tax assets, net	2,575	2,725
Total current assets	55,279	64,652

Marketable securities	21,801	6,776
Equipment and leasehold improvements, net	1,944	1,814
Intangible and other assets, net	1,069	1,214
Goodwill	5,207	5,160
Deferred tax assets, net	1,739	2,394
Total assets	$87,039	$82,010

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$3,209	$3,783
Advance customer payments	794	76
Accrued expenses	3,337	5,131
Total current liabilities	7,340	8,990

Reserve for income taxes	1,583	—
Total liabilities	8,923	8,990

Commitments (note 12)

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 37,500,000 shares authorized, 8,793,059 shares issued and outstanding at December 31, 2007 and 8,861,909 shares issued and outstanding at December 31, 2006	49,303	49,544
Accumulated other comprehensive loss	(112)	(453)
Retained earnings	28,925	23,929

Total stockholders’ equity	78,116	73,020

Total liabilities and stockholders’ equity	$87,039	$82,010

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS

CYBEROPTICS CORPORATION

	Year ended December 31,
(In thousands, except per share amounts)	2007	2006	2005

Revenues	$58,776	$57,089	$42,179
Cost of revenues	28,529	27,188	19,107

Gross margin	30,247	29,901	23,072

Research and development expenses	9,824	8,112	7,095
Selling, general and administrative expenses	14,701	14,077	12,044
Amortization of intangibles	182	591	829

Income from operations	5,540	7,121	3,104

Interest income and other	2,214	1,943	951

Income before income taxes	7,754	9,064	4,055

Income tax provision (benefit)	2,726	2,674	(3,095)

Net income	$5,028	$6,390	$7,150

Net income per share – Basic	$0.57	$0.71	$0.80
Net income per share – Diluted	$0.56	$0.70	$0.79

Weighted average shares outstanding – Basic	8,897	8,991	8,882
Weighted average and common equivalent shares outstanding – Diluted	8,975	9,081	9,026

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

CYBEROPTICS CORPORATION

	Year ended December 31,
(In thousands)	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,028	$6,390	$7,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,907	1,884	1,996
Provision for doubtful accounts	98	38	68
Provision for inventory obsolescence	253	373	123
Deferred income tax provision (benefit)	604	735	(3,672)
Foreign currency transaction (gains) losses	(22)	(294)	351
Excess tax benefits from equity compensation plans	(33)	(185)	—
Tax benefit from stock option exercise	—	—	98
Stock compensation expense	693	778	—
Changes in operating assets and liabilities:
Accounts receivable	592	(734)	(2,420)
Inventories	(3,115)	(1,573)	(777)
Other current assets	(484)	79	(474)
Accounts payable	(571)	1,143	1,090
Advance customer payments	718	(352)	(1)
Accrued expenses and other liabilities	(111)	1,527	(1,891)
Net cash provided by operating activities	5,557	9,809	1,641

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale marketable securities	17,591	16,670	7,310
Purchases of available for sale marketable securities	(32,064)	(13,983)	(13,997)
Additions to equipment and leasehold improvements	(1,017)	(1,131)	(1,012)
Additions to patents	(279)	(266)	(199)
Net cash provided (used) by investing activities	(15,769)	1,290	(7,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	632	1,459	435
Excess tax benefits from equity compensation plans	33	185	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	306	326	471
Repurchase of common stock	(1,901)	(2,579)	(473)
Net cash provided (used) by financing activities	(930)	(609)	433

Effects of exchange rate changes on cash and cash equivalents	(50)	(26)	—

Net increase (decrease) in cash and cash equivalents	(11,192)	10,464	(5,824)

Cash and cash equivalents – beginning of year	30,056	19,592	25,416

Cash and cash equivalents – end of year	$18,864	$30,056	$19,592

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

CYBEROPTICS CORPORATION

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
BALANCE, DECEMBER 31, 2004	8,847	$48,239	$(677)	$10,389	$57,951

Excess tax benefit from exercise of stock options	—	679	—	—	679
Exercise of stock options net of shares exchanged as payment and subsequently retired	51	435	—	—	435
Issuance of common stock under Employee Stock Purchase Plan	39	471	—	—	471
Repurchase of common stock	(38)	(473)	—	—	(473)
Comprehensive income:
Market value adjustments of marketable securities	—	—	31	—	31
Cumulative translation adjustment	—	—	(54)	—	(54)
Net income	—	—	—	7,150	7,150
Total comprehensive income	—	—	—	—	7,127

BALANCE, DECEMBER 31, 2005	8,899	$49,351	$(700)	$17,539	$66,190

Excess tax benefit from exercise of stock options	—	185	—	—	185
Exercise of stock options net of shares exchanged as payment and subsequently retired	144	1,459	—	—	1,459
Stock compensation	—	802	—	—	802
Issuance of common stock under Employee Stock Purchase Plan	29	326	—	—	326
Repurchase of common stock	(210)	(2,579)	—	—	(2,579)
Comprehensive income:
Market value adjustments of marketable securities	—	—	58	—	58
Cumulative translation adjustment	—	—	189	—	189
Net income	—	—	—	6,390	6,390
Total comprehensive income	—	—	—	—	6,637

BALANCE, DECEMBER 31, 2006	8,862	$49,544	$(453)	$23,929	$73,020

Reduction in retained earnings related to the adoption of FIN No. 48	—	—	—	(32)	(32)
Excess tax benefit from exercise of stock options	—	29	—	—	29
Exercise of stock options and vesting of restricted stock units, net of shares exchanged as payment and subsequently retired	60	632	—	—	632
Stock compensation	—	693	—	—	693
Issuance of common stock under Employee Stock Purchase Plan	29	306	—	—	306
Repurchase of common stock	(158)	(1,901)	—	—	(1,901)
Comprehensive income:
Market value adjustments of marketable securities	—	—	268	—	268
Cumulative translation adjustment	—	—	73	—	73
Net income	—	—	—	5,028	5,028
Total comprehensive income	—	—	—	—	5,369

BALANCE, DECEMBER 31, 2007	8,793	$49,303	$(112)	$28,925	$78,116

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

Marketable Securities

All marketable securities are classified as available for sale and consist of U.S. government backed obligations, corporate debt instruments, asset backed securities or equity securities. Marketable securities are classified as short-term or long-term in the balance sheet based on their maturity date and expectations regarding sales.

Available for sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity until realized. These fair values are primarily determined using quoted market prices. The carrying amounts of securities, for purposes of computing unrealized gains and losses, are determined by specific identification. The cost of securities sold is also determined by specific identification.

We monitor the carrying value of our investments compared to their fair value to determine whether an other-than-temporary impairment has occurred. If a decline in fair value is determined to be other-than-temporary, an impairment charge related to that specific investment is recorded in current operations. There were no other-than-temporary impairments of investments in 2007, 2006, or 2005.

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

Intangible Assets and Goodwill

Identified intangible assets (excluding goodwill) primarily developed technology and trademarks are being amortized on a straight-line basis over periods ranging from four to ten years, based upon their estimated life. The straight-line method of amortization reflects an appropriate allocation of the cost of intangible assets to earnings in proportion to the economic benefits obtained by us in each reporting period.

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

When a sale involves multiple elements revenue is allocated to each respective element in accordance with Emerging Issues Task Force (EITF) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables.” Allocation of revenue to undelivered elements of the arrangement is based on fair value of the element being sold on a stand-alone basis. We generally do not provide upgrades or other post contract customer support (PCS) on the software embedded in our products.

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

Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. FIN No. 48 supersedes SFAS No. 5, “Accounting for Contingencies,” as it relates to income tax liabilities and lowers the minimum threshold a tax position is required to meet before being recognized in the financial statements from “probable” to “more likely than not” (i.e., a likelihood of occurrence greater than fifty percent). Under FIN No. 48, the recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. De-recognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained. We adopted FIN No. 48 on January 1, 2007, at which time differences between the amounts recognized in the financial statements prior to the adoption of FIN No. 48 and the amounts recognized after adoption were accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. Under FIN No. 48, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g., resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. It is our policy to record estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense.

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

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares plus common equivalent shares outstanding. Common equivalent shares consist of common shares issuable upon exercise of stock options, restricted stock units and from participation in our employee stock purchase plan, as calculated using the treasury stock method. The calculation of diluted income per common share includes potentially dilutive shares of 78,000 for the year ended December 31, 2007, 90,000 for the year ended December 31, 2006 and 144,000 for the year ended December 31, 2005. The calculation of diluted net income per common share excludes potentially dilutive shares of 304,000 for the year ended December 31, 2007, 260,000 for the year ended December 31, 2006 and 227,000 for the year ended December 31, 2005, because their effect would be anti-dilutive.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS 123(R) using the modified prospective method. Results of operations for prior annual periods have not been restated to reflect recognition of stock-based compensation expense. Upon adoption of SFAS 123(R), we applied an estimated forfeiture rate to unvested awards. Previously, we recorded forfeitures as incurred. SFAS 123(R) also requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting guidance. This requirement reduces net operating cash flows and increases net financing cash flows in periods subsequent to adoption. Total cash flows however remain unchanged from those reported under previous accounting rules. We elected to use the alternative transition guidance known as the “short-cut method” provided by FASB Staff Position No. FAS 123(R)-3 to determine our pool of windfall tax benefits at adoption of SFAS No. 123(R). See Note 3 to the Consolidated Financial Statements for additional information on stock-based compensation under SFAS No. 123(R).

Recent Accounting Developments

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances, and is effective beginning after December 31, 2007. Our adoption of SFAS No. 157 is not expected to impact our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. This standard is effective beginning after December 31, 2007. We presently do not anticipate that we will adopt the provisions of SFAS No. 159.

In December 2007, the FASB issued Statement No. 141R, “Business Combinations,” which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, recognizes and measures the goodwill acquired in a business combination, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. We are required to apply this standard prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier application is not permitted.

Comprehensive Income (loss)

Components of comprehensive income (loss) include net income, foreign-currency translation adjustments and unrealized gains (losses) on available-for-sale securities. At December 31, 2007 and 2006, components of accumulated other comprehensive loss is as follows:

(In thousands)	Foreign Currency Translation	Net Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Income (Loss)

Balance December 31, 2006	$(441)	$(12)	$(453)
Current Year Change	73	268	341

Balance December 31, 2007	$(368)	$256	$(112)

Unrealized gains (losses) on securities include deferred tax benefits (liabilities) of ($141,000) at December 31, 2007 and $6,000 at December 31, 2006.

NOTE 2 – MARKETABLE SECURITIES

Investments in marketable securities classified as available for sale with a carrying amount of $33,754,000 at December 31, 2007 and $18,951,000 at December 31, 2006 consist of the following:

	December 31,
(In thousands)	2007	2006

U.S. government and agency obligations	$11,158	$10,180
Corporate debt securities and certificates of deposit	795	1,995
Marketable securities – short term	$11,953	$12,175

U.S. government and agency obligations	$14,997	$5,006
Corporate debt securities	3,046	946
Asset backed securities	3,578	824
Equity securities	180	—
Marketable securities – long term	$21,801	$6,776

Our long term investments in marketable debt securities all had maturities of less than five years, except for one asset backed security with a fair value of $208,000 that had a maturity of five years and six months. At December 31, 2007 our investment in equity securities reflects a $70,000 unrealized loss position due to weak economic and stock market conditions late in 2007. The investment in equity securities has been in the unrealized loss position for less than one year, and we intend to hold the investment indefinitely. All other marketable securities were in an unrealized gain position totaling $467,000 at December 31, 2007.

Unrealized holding gains and losses at December 31, 2006 were not significant. Net pre-tax unrealized gains of $397,000 at December 31, 2007 and net pre-tax unrealized losses of $18,000 at December 31, 2006 were recorded as a component of accumulated other comprehensive income (loss) in stockholders equity. There were no sales of marketable securities in 2007 or 2006. Realized gains or losses on sales of marketable securities were insignificant for all periods presented.

NOTE 3 – ACCOUNTING FOR STOCK BASED COMPENSATION

Share Based Compensation Information under SFAS 123R

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

Total pre-tax equity based compensation expense totaled $693,000 for the year ended December 31, 2007 and $778,000 for the year ended December 31, 2006. The income tax benefit related to equity based compensation was $132,000 for the year ended December 31, 2007 and $123,000 for the year ended December 31, 2006. Equity based compensation for the year ended December 31, 2007 includes $547,000 for stock option awards, $108,000 for our employee stock purchase plan and $38,000 for restricted stock units. Inventory balances at December 31, 2007 and December 31, 2006 include $24,000 of equity compensation costs that have been capitalized.

We use historical data to estimate pre-vesting forfeitures. At December 31, 2007, the total unrecognized compensation cost related to non vested equity based compensation arrangements was $960,000 and the related weighted average period over which it is expected to be recognized is 2.0 years. The total fair value of shares vested was $758,000 in 2007, $1,089,000 in 2006 and $1,366,000 in 2005.

The fair values of the options granted to our employees were estimated on the date of grant using the Black-Scholes model. The Black Scholes valuation model incorporates ranges of assumptions that are disclosed in the table below. The risk-free interest rate is based on the United States Treasury yield curve at the time of grant with a remaining term equal to the expected life of the awards. For graded vesting options granted during the years ended December 31, 2007 and 2006, the expected life representing the length of time in years that the options are expected to be outstanding was calculated under the simplified approach as specified in Staff Accounting Bulletin No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies.” For immediate vesting options granted to our outside directors, the expected life representing the length of time in years that the options are expected to be outstanding was calculated using historical exercise data. Expected volatility was computed based on historical fluctuations in the daily price of our common stock.

For stock options granted during the three year period ended December 31, 2007, we utilized the fair value of our common stock on the date of grant and employed the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

	2007	2006	2005

Risk-free interest rates	3.51% - 4.73%	4.0% - 5.04%	3.21%
Expected life in years	4.75 - 6.86	4.75 - 6.33	4
Expected volatility	43% - 52%	48% - 60%	81.26%
Expected dividends	None	None	None
Weighted average fair value on grant date	$5.99	$6.65	$7.74

Fair Value Disclosures – Prior to Adopting SFAS No. 123(R)

Prior to January 1, 2006, we accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25 and related interpretations. As a result, no compensation expense for equity-based awards was recognized in our statement of operations prior to the first quarter of 2006, as all options granted had an exercise price equal to the market value of the award on the date of grant, and our employee stock purchase plan was deemed to be non-compensatory under APB No. 25. Results of operations for fiscal year 2005 and prior periods have not been restated to reflect recognition of compensation expense for equity-based awards.

The following table illustrates the effect on net income and net income per share if we had adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for the year ended December 31, 2005:

(In thousands, except per share information)	Year ended December 31, 2005

Net income as reported	$7,150
Deduct: Total stock-based compensation expense determined under fair value, net of related tax effects	831

Net income – Pro forma	$7,981

Net income per share:
As reported – Basic	$0.80
Pro forma – Basic	$0.90

As reported – Diluted	$0.79
Pro forma – Diluted	$0.89

We did not capitalize equity based compensation costs prior to January 1, 2006 for purposes of our SFAS No. 123 disclosures. The valuation allowance for deferred income taxes was reduced in 2005. Accordingly, 2005 stock based compensation determined under the pro forma SFAS No. 123 fair value method includes the pro forma tax benefits of approximately $1,840,000 related to previously unrecognized tax benefits in prior years due to the valuation allowance on deferred tax assets. See Note 6 for further discussion on income taxes. Compensation expense for pro forma purposes is reflected over the vesting period using the straight-line method for fixed awards.

Stock Options

We have three stock incentive plans that are administered under the supervision of the Compensation Committee of the Board of Directors which have 1,098,932 shares of common stock reserved in the aggregate for issuance of options and other stock based benefits, including restricted stock units, to employees, directors, officers and others. Reserved shares underlying canceled options are available for future grant under our active plans. Options are granted at an option price per share equal to or greater than the market value at the date of grant. Generally, options granted to employees vest over a four-year period and expire five, seven or ten years after the date of grant. Each of our outside directors receives a stock option grant with immediate vesting for 4,500 shares on the day of our annual meeting. The plans allow for option holders to tender shares of our common stock as consideration for the option price provided that the tendered shares have been held by the option holder at least six months. In anticipation of adopting SFAS No. 123(R), we did not modify the terms of any previously granted options. As of December 31, 2007, there are 408,166 shares of common stock available under these plans for future issuance to employees and 66,300 shares of common stock available for future issuance to our outside directors. In addition, there are 50,000 shares reserved and included in the plan summaries below that are not part of the three stock incentive plans.

The following is a summary of stock option activity for each of the years in the three year period ended December 31, 2007:

	Year ended December 31
Shares	2007	2006	2005

Outstanding, beginning of year	763,721	901,176	973,577
Granted	48,800	55,970	125,200
Exercised	(57,625)	(148,500)	(51,325)
Expired	(145,300)	(38,875)	(122,275)
Forfeited	(2,250)	(6,050)	(24,001)
Outstanding, end of year	607,346	763,721	901,176

Exercisable	491,543	601,851	648,200

Weighted average exercise price per share	2007	2006	2005

Outstanding, beginning of year	$12.11	$11.96	$13.44
Granted	$12.54	$13.23	$12.71
Exercised	$11.11	$10.26	$8.48
Expired	$14.32	$17.31	$26.16
Forfeited	$11.88	$12.64	$10.85
Outstanding, end of year	$11.71	$12.11	$11.96

Exercisable	$11.45	$12.15	$12.29

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The weighted average remaining contractual term and aggregate intrinsic value for options outstanding at December 31, 2007 was 3.93 years and $761,000. The weighted average remaining contractual term and aggregate intrinsic value of options exercisable at December 31, 2007 was 3.57 years and $750,000. The aggregate intrinsic value of stock options exercised was $132,000 in 2007, $631,000 in 2006 and $261,000 in 2005. We received proceeds of $632,000 and realized an income tax benefit of $33,000 from the exercise of stock options in 2007. New shares are issued for all option exercises, upon vesting of restricted stock units, or for share issuances under our Employee Stock Purchase Plan.

The following is a summary of outstanding options as of December 31, 2007:

Exercise Price	Options Outstanding	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price

Less than $7.00	91,500	2.37	$5.71	91,500	2.37	$5.71
$7.00 to $9.99	1,000	2.75	$9.45	1,000	2.75	$9.45
$10.00 to $14.99	477,346	4.18	$12.05	363,043	3.77	$11.83
$15.00 to $19.99	4,600	3.50	$18.50	3,450	3.51	$18.50
Over $20.00	32,900	4.61	$22.64	32,550	4.62	$22.62

Total	607,346	3.93	$11.71	491,543	3.57	$11.45

Restricted Stock Units

Our 1998 Stock Incentive Plan also permits our Compensation Committee to grant other stock-based benefits, including restricted stock units. Restricted stock units are valued at a price equal to the fair market value of our common stock on the date of grant, vest over a four year period and entitle the holders to one share of our common stock for each restricted unit. The aggregate fair value of outstanding restricted stock units based on the closing share price of our common stock as of December 31, 2007 was $205,000. The aggregate fair value of restricted stock units vested during the year ended December 31, 2007, based on the closing share price of our common stock on the vesting date was $36,000. No restricted stock units vested during the years ended December 31, 2006 or 2005.

A summary of activity in non vested restricted stock units for the year ended December 31, 2007 follows:

Non vested restricted stock units	Shares	Weighted – Average Grant Date Fair Value

Non vested at December 31, 2006	11,740	$12.95
Granted	8,320	$12.34
Vested	(2,940)	$12.95
Forfeited	—	$—
Non vested at December 31, 2007	17,120	$12.65

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. Under the plan, 800,000 shares of common stock have been reserved for issuance. Share issuances under the Employee Stock Purchase Plan were 28,859 for the year ended December 31, 2007, 29,398 for the year ended December 31, 2006 and 39,304 for the year ended December 31, 2005. As of December 31, 2007, 658,683 shares have been issued under this plan.

NOTE 4 – OTHER FINANCIAL STATEMENT DATA

Inventories consist of the following:

	December 31,
(In thousands)	2007	2006

Raw materials and purchased parts	$4,563	$3,462
Work in process	1,280	1,043
Finished goods	4,797	3,852

	$10,640	$8,357

Equipment and Leasehold Improvements consist of the following:

	December 31,
(In thousands)	2007	2006

Equipment	$9,823	$9,527
Leasehold improvements	1,328	1,302
	11,151	10,829

Accumulated depreciation	(9,207)	(9,015)

	$1,944	$1,814

Total depreciation expense related to equipment and leasehold improvements was $901,000 for the year ended December 31, 2007, $716,000 for the year ended December 31, 2006 and $627,000 for the year ended December 31, 2005.

Intangible and Other Assets consist of the following:

	December 31, 2007			December 31, 2006
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Developed technology	$7,775	$(7,122)	$653	$7,775	$(6,941)	$834
Patents and trademarks	2,562	(2,146)	416	2,365	(1,985)	380

	$10,337	$(9,268)	$1,069	$10,140	$(8,926)	$1,214

Amortization expense for the three years ended December 31, 2007, 2006 and 2005 is as follows:

	Year ended December 31
(In thousands)	2007	2006	2005

Developed technology	$182	$582	$818
Patents and trademarks	243	207	231

	$425	$789	$1,049

As of December 31, 2007, the weighted average remaining life of our intangible assets was approximately 3.6 years for developed technology and 1.8 years for patents and trademarks. Estimated aggregate amortization expense based on current intangibles for the next four years is expected to be as follows: $424,000 in 2008, $320,000 in 2009, $216,000 in 2010 and $109,000 in 2011.

Accrued Expenses consist of the following:

	December 31
(In thousands)	2007	2006

Wages and benefits	$1,977	$2,373
Warranty costs	819	796
Income taxes payable	59	1,317
Other	482	645

	$3,337	$5,131

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

A reconciliation of the changes in our estimated warranty liability is as follows:

	Year ended December 31
(In thousands)	2007	2006

Balance at the beginning of period	$796	$558
Accruals for warranties	681	994
Settlements made during the period	(658)	(756)

Balance at the end of period	$819	$796

NOTE 5 – GOODWILL

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

We completed our annual tests for goodwill impairment as of December 31, 2007 and 2006. Our methodology for estimating the fair value of each of our reporting units was determined using a discounted cash flow methodology. The result of the tests performed indicates goodwill was not impaired as of December 31, 2007 or December 31, 2006. Accordingly, no impairment charge has been recognized.

Changes to our goodwill balance include the following:

(In thousands)	Electronic Assembly Segment	Semiconductor Segment	Total
Goodwill, December 31, 2005	$4,287	$569	$4,856

Translation adjustment	304	—	304

Goodwill, December 31, 2006	$4,591	$569	$5,160

Translation adjustment	47	—	47

Goodwill, December 31, 2007	$4,638	$569	$5,207

Goodwill translation adjustments on foreign denominated goodwill balances relate to our wholly owned subsidiary in the UK, CyberOptics Ltd.

NOTE 6 – INCOME TAXES

Income before income taxes consists of the following:

	Year ended December 31,
(In thousands)	2007	2006	2005

Sources of income before income taxes:
United States	$6,403	$7,708	$3,774
Foreign	1,351	1,356	281
Total income before income taxes	$7,754	$9,064	$4,055

The provision for income taxes consists of the following:

	Year ended December 31,
(In thousands)	2007	2006	2005

Current:
Federal	$2,025	$1,795	$469
State	69	102	54
Foreign	28	42	54
Total current	$2,122	$1,939	$577
Deferred:
Federal	$311	$214	$(2,354)
State	(2)	86	(731)
Foreign	295	435	(587)
Total deferred	$604	$735	$(3,672)
Total provision for income taxes	$2,726	$2,674	$(3,095)

A reconciliation of the statutory rate to the effective income tax rate is as follows:

	Year ended December 31,
	2007	2006	2005

Federal statutory rate	34.0%	34.0%	34.0%

State income taxes, net of federal benefit	(0.1)	0.5	0.8
ETI and manufacturing tax incentives	(1.5)	(4.3)	(4.8)
U.S. Subpart F income	2.1	0.7	—
Stock based compensation	1.4	1.6	—
Research and experimentation credit	(3.9)	(3.2)	(7.5)
Foreign rate difference	0.1	0.2	(1.6)
Reserve for income taxes under FIN No. 48	2.3	—	—
Valuation allowance	0.7	0.9	(97.6)
Other, net	0.1	(0.9)	0.4

Effective tax rate	35.2%	29.5%	(76.3)%

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48). FIN No. 48 supersedes SFAS No. 5, “Accounting for Contingencies,” as it relates to income tax liabilities and lowers the minimum threshold a tax position is required to meet before being recognized in the financial statements from “probable” to “more likely than not” (i.e., a likelihood of occurrence greater than fifty percent). Under FIN No. 48, the recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority.

Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. De-recognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained. Differences between the amounts recognized in the financial statements prior to the adoption of FIN No. 48 and the amounts recognized after adoption are accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. Under FIN No. 48, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g., resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. Accordingly, our liability for uncertain tax positions has been classified as non-current at December 31, 2007.

We adopted the provisions of FIN No. 48 on January 1, 2007. As a result of our implementation of FIN No. 48, we recognized a $32,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

(In thousands)	Federal, State, and Foreign Tax

Gross UTB Balance at January 1, 2007	$2,148
Additions based on tax positions related to the current year	233
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—
Reductions due to lapse of applicable statute of limitations	—
Gross UTB Balance at December 31, 2007	$2,381
Net UTB impacting the effective tax rate at December 31, 2007	$1,583

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1,246,000 as of January 1, 2007 and $1,583,000 as of December 31, 2007. The ending net UTB results from adjusting the gross balance at December 31, 2007 for items such as Federal, State, and non-U.S. deferred items, interest and penalties, and deductible taxes. The net UTB is a long term income tax reserve within our Consolidated Balance Sheet. We recognize interest and penalties accrued related to unrecognized tax benefits in tax expense. Accrued interest and penalties on a gross basis were $143,000 at January 1, 2007 and $192,000 at December 31, 2007. During the year ended December 31, 2007, we recorded a $182,000 increase in liabilities, net of deferred tax benefit, for uncertain tax positions that was recorded as income tax expense. Estimated gross interest and penalties included in this amount total $49,000.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2003. Currently, there are no ongoing income tax examinations by tax authorities. Our liability for unrecognized tax benefits could decline by $200,000 during the next 12 months due to expiration of domestic statute of limitations.

Deferred tax assets (liabilities) consist of the following:

	December 31,
(In thousands)	2007	2006

Fixed asset and intangible amortization, net	$1,073	$1,117
Inventory allowances	768	709
Accrued liabilities	212	163
Warranty accrual	292	285
Deferred revenue	470	337
Accounts receivable allowance	113	79
Tax credits	673	1,243
Foreign net operating loss carry forwards	984	1,234
Stock based compensation	232	123
Other, net	96	280
Sub-total	4,913	5,570
Valuation allowance	(599)	(451)

Total net deferred tax assets	$4,314	$5,119

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

Deferred tax assets related to net operating loss carry forwards at December 31, 2007, included approximately $984,000 relating to losses incurred in the UK by CyberOptics UK, Ltd., which was acquired in 1999. The utilization of net operating loss carry forwards is dependent on CyberOptics UK’s ability to generate sufficient UK taxable income during the carry forward period. We reduced our deferred tax asset for UK net operating loss carry forwards by $64,000 in 2007 due to a reduction in the future UK income tax rate. The valuation allowance at December 31, 2007 and 2006, and the increase in the valuation allowance during

2007, is primarily due to various state tax credits and operating loss carry forwards for which recovery is not deemed to be more likely than not.

Cash payments for income taxes, net of refunds received, were $1,979,000 for the year ended December 31, 2007, $1,779,000 for the year ended December 31, 2006 and $376,000 for the year ended December 31, 2005.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004. The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the extraterritorial income exclusion (ETI) for foreign sales. Our 2006 effective tax rate includes a benefit from the ETI. No benefit from the ETI was available starting in 2007 due to the phase-out of the benefit.

It is the intention of management to permanently reinvest all undistributed earnings of international subsidiaries, and accordingly, we have not provided United States taxes on such earnings. These earnings relate to ongoing operations and were not significant as of December 31, 2007. It is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

NOTE 7 – OPERATING LEASES

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

Future minimum lease payments under this lease due within one year from December 31, 2007 are $885,000 and due from one to three years are $2,306,000. We have two consecutive options to renew the lease, each for an additional term of 3 years, at then current fair market rent as defined in the lease. We also lease other facilities for the operations of our four subsidiaries, under operating leases that expire from May 2008 through December 2009.

Total rent expense was $1,141,000 for the year ended December 31, 2007, $1,057,000 for the year ended December 31, 2006 and $909,000 for the year ended December 31, 2005.

At December 31, 2007, the future minimum lease payments required under non-cancelable operating lease agreements, are as follows:

Year ending December 31,	(In Thousands)
2008	$1,084
2009	1,039
2010	931
2011	466
Total	$3,520

NOTE 8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the UK. These currency swap agreements are structured to mature on or about the last day of each quarter and are designated as cash flow hedges. At December 31, 2007, the Company had one open swap agreement that was purchased on December 31, 2007. As a result, any unrealized gains or losses as of December 31, 2007 were inconsequential. We recognized net gains (losses) from settlement of foreign currency swap agreements of ($61,000) for the year ended December 31, 2007, ($346,000) for the year ended December 31, 2006 and $219,000 for the year ended December 31, 2005, that offset foreign currency transaction gains (losses) on the underlying inter-company balance of $22,000 for the year ended December 31, 2007, $294,000 for the year ended December 31, 2006 and ($351,000) for the year ended December 31, 2005. These gains and losses are recognized in interest income and other in our statement of operations.

Our foreign currency swap agreements contain credit risk to the extent that our bank counter-parties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counter-parties to major financial institutions. Management does not expect material losses as a result of defaults by other parties.

NOTE 9 – COMMON STOCK REPURCHASE AUTHORIZATION

In October 2007, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock for up to a period of one year expiring in October 2008. During the year ended December 31, 2007, 144,524 shares of our common stock were repurchased at an average price of $12.02 per share under this authorization. At December 31, 2007, repurchases for 355,476 shares of our common stock remain available under the authorization expiring in October 2008.

In February 2008, our Board of Directors authorized the repurchase of up to an additional 1,000,000 shares of common stock for up to a period of one year expiring in February 2009.

In July 2006, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock under an authorization that expired in July 2007. During the year ended December 31, 2007, 13,066 shares of our common stock were repurchased at an average price of $12.50 per share under this authorization. During the year ended December 31, 2006, 210,398 shares of our common stock were repurchased at an average price of $12.26 per share under this authorization.

 NOTE 10 – 401(K) PLAN

We have a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code (the Code), whereby eligible employees may contribute a portion of their earnings, not to exceed annual amounts allowed under the Code. In addition, we may also make contributions at the discretion of the Board of Directors. We provided matching contributions to employees totaling $297,000 in 2007, $274,000 in 2006, and $242,000 in 2005.

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

Information regarding our segments is as follows:

	Year Ended December 31,
(In thousands)	2007	2006	2005

Revenue:
Electronic assembly
OEM Sensors	$31,774	$32,006	$21,623
SMT Systems	21,429	19,136	15,115
Total electronic assembly	53,203	51,142	36,738
Semiconductor	5,573	5,947	5,441
Total	$58,776	$57,089	$42,179

Income (loss) from operations:
Electronic assembly	$5,408	$7,816	$3,748
Semiconductor	132	(695)	(644)
Total income from operations	$5,540	$7,121	$3,104
Interest income and other	2,214	1,943	951
Income before income taxes	$7,754	$9,064	$4,055

Depreciation and amortization:
Electronic assembly	$1,680	$1,280	$1,178
Semiconductor	227	604	818
Total	$1,907	$1,884	$1,996

Expenditures for long-lived assets:
Electronic assembly	$1,088	$1,262	$1,111
Semiconductor	208	135	100
Total	$1,296	$1,397	$1,211

Total assets (end of year):
Electronic assembly	$31,326	$30,976	$29,168
Semiconductor	3,658	3,453	4,025
Corporate	52,055	47,581	39,834
Total	$87,039	$82,010	$73,027

The following summarizes certain significant customer information:

(In thousands)	Significant Customer	Revenues	Percentage of Revenues

Year ended December 31, 2007	A	$16,213	28%
	B	$11,661	20%

Year ended December 31, 2006	A	$16,683	29%
	B	$11,196	20%

Year ended December 31, 2005	A	$10,505	25%
	B	$7,900	19%

The significant customers listed above are related to our electronic assembly segment. As of December 31, 2007, accounts receivable from significant customer A were $1,313,000 and accounts receivable from significant customer B were $1,363,000. As of December 31, 2006, accounts receivable from significant customer A were $2,160,000 and accounts receivable from significant customer B were $1,917,000. Our LaserAlign sensor family has accounted for a significant portion of our electronic assembly sales. Revenue from new product shipments of LaserAlign sensors accounted for 35% of our revenue in 2007, 36% in 2006 and 30% in 2005. If these customers are unsuccessful selling the products into which our sensors are incorporated, design their products to function without our sensors, purchase sensors from other suppliers, or otherwise terminate their relationships with us, our results of operations and cash flows would be significantly negatively affected.

Export sales as a percentage of total sales were 87% for the year ended December 31, 2007, 85% for the year ended December 31, 2006, and 81% for the year ended December 31, 2005. Export sales are attributed to the country where the product is shipped. All export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

(In thousands)	2007	2006	2005

Americas	$927	$381	$120
Netherlands	10,717	10,285	6,746
Other Europe	9,508	8,813	5,762
China	6,038	5,231	4,939
Japan	16,901	16,746	10,896
Other Asia	7,077	6,847	5,850
Other	—	3	20

	$51,168	$48,306	$34,333

Long-lived assets include equipment and leasehold improvements attributable to each geographic area’s operations. Long-lived assets at December 31, 2007, 2006 and 2005 are as follows:

(In thousands)	2007	2006	2005

Long-lived assets:
United States	$1,906	$1,772	$1,337
Europe	10	12	9
Asia and other	28	30	32

Total long-lived assets	$1,944	$1,814	$1,378

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

NOTE 13 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share amounts)

2007	March 31	June 30	Sept. 30	Dec. 31

Revenues	$13,741	$13,974	$16,173	$14,888
Gross margin	7,132	7,094	8,263	7,758
Income from operations	1,174	1,274	1,806	1,286
Net income	1,153	1,198	1,473	1,204
Net income per share – Basic (1)	0.13	0.13	0.17	0.14
Net income per share – Diluted (1)	0.13	0.13	0.16	0.13

2006	March 31	June 30	Sept. 30	Dec. 31

Revenues	$14,718	$14,551	$14,075	$13,745
Gross margin	7,635	8,113	7,329	6,824
Income from operations	1,842	2,469	1,767	1,043
Net income	1,456	1,907	1,745	1,282
Net income per share – Basic (1)	0.16	0.21	0.19	0.14
Net income per share – Diluted (1)	0.16	0.21	0.19	0.14

(1)	The summation of quarterly per share amounts may not equal the calculation for the full year, as each quarterly calculation is performed discretely.

Report of Independent Registered Public Accounting Firm

To Stockholders and the Board of Directors of CyberOptics Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CyberOptics Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules appearing under Item 15(c) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting”, appearing under Item 9A(i). Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Note 3 to the consolidated financial statements, effective January 1, 2006 the Company changed the manner in which it accounts for stock-based compensation. As described in Note 6 to the consolidated financial statements, effective January 1, 2007 the Company changed the manner in which it accounts for uncertain tax positions.

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

March 7, 2008

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934 Rule 13a-15(f), and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2007 based on the criteria in Internal Control-Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(ii).      During the quarter ended December 31, 2007, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

NONE.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the headings “Proposal I–Election of Directors,” “Information About our Board of Directors and its Committees and Other Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement for its annual meeting of shareholders to be held May 19, 2008 (hereafter, the Proxy Statement), is hereby incorporated by reference.

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

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)        Financial Statements: The Consolidated Financial Statements included in Item 8 to this Form 10-K consist of the following:

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2007, 2006 and 2005.

(a)(2)        Financial Statement Schedule: Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005, is attached as Item 15(c).

(b)           LIST OF EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3ii to the current report on Form 8-K dated November 9, 2007).

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

* Management Contract or Compensatory Plan or Arrangement

(c)           FINANCIAL STATEMENT SCHEDULES:

SCHEDULE II

CYBEROPTICS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at end of Period

Allowance for doubtful accounts:

Year ended December 31, 2007	$221,000	$98,000	$(9,000)	$310,000

Year ended December 31, 2006	$286,000	$38,000	$(103,000)	$221,000

Year ended December 31, 2005	$345,000	$68,000	$(127,000)	$286,000

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at end of Period

Allowance for obsolete inventory:

Year ended December 31, 2007	$882,000	$253,000	$(615,000)	$520,000

Year ended December 31, 2006	$802,000	$373,000	$(293,000)	$882,000

Year ended December 31, 2005	$1,073,000	$123,000	$(394,000)	$802,000

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other Increases (Deductions)	Balance at end of Period

Allowance for deferred taxes:

Year ended December 31, 2007	$451,000	$54,000	$94,000	$599,000

Year ended December 31, 2006	$371,000	$80,000	$—	$451,000

Year ended December 31, 2005	$6,087,000	$(3,672,000)	$(2,044,000)	$371,000

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

Name	Title	Date

/s/ KATHLEEN P. IVERSON	Director and CEO	March 7, 2008
Kathleen P. Iverson	(Principal Executive Officer)

/s/ STEVEN K. CASE	Chairman and Director	March 7, 2008
Steven K. Case

/s/ ALEX B. CIMOCHOWSKI	Director	March 7, 2008
Alex B. Cimochowski

/s/ MICHAEL M. SELZER, JR.	Director	March 7, 2008
Michael M. Selzer, Jr.

/s/ IRENE M. QUALTERS	Director	March 7, 2008
Irene M. Qualters

/s/ ERWIN A. KELEN	Director	March 7, 2008
Erwin A. Kelen

/s/ JEFFREY A. BERTELSEN	Vice President and CFO	March 7, 2008
Jeffrey A. Bertelsen	(Principal Financial Officer
and Principal Accounting Officer)