Form 10-Q
period 2008-03-31
CYBEROPTICS CORP
filed 2008-05-08
CIK 768411

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At April 30, 2008, there were 8,265,016 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

CYBEROPTICS CORPORATION

(Unaudited)

(In thousands except share information)	March 31, 2008	December 31, 2007

ASSETS

Cash and cash equivalents	$11,347	$18,864
Marketable securities	13,258	11,953
Accounts receivable, net	10,075	9,781
Inventories	10,875	10,640
Other current assets	1,980	1,466
Deferred tax assets	2,575	2,575
Total current assets	50,110	55,279

Marketable securities	23,135	21,801
Equipment and leasehold improvements, net	1,763	1,944
Intangible and other assets, net	1,031	1,069
Goodwill	5,212	5,207
Other assets	162	—
Deferred tax assets	1,739	1,739
Total assets	$83,152	$87,039

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$3,260	$3,209
Advance customer payments	460	794
Accrued expenses	2,725	3,337
Total current liabilities	6,445	7,340

Other liabilities	1,596	1,583
Total liabilities	8,041	8,923

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 37,500,000 shares authorized, 8,422,761 and 8,793,059 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	45,544	49,303
Accumulated other comprehensive income (loss)	215	(112)
Retained earnings	29,352	28,925

Total stockholders’ equity	75,111	78,116

Total liabilities and stockholders’ equity	$83,152	$87,039

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS

CYBEROPTICS CORPORATION

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amount)	2008	2007
Revenues	$13,807	$13,741
Cost of revenues	7,368	6,609

Gross margin	6,439	7,132

Research and development expenses	2,612	2,332
Selling, general and administrative expenses	3,430	3,581
Severance and transition costs	193	—
Amortization of intangibles	45	45

Income from operations	159	1,174

Interest income and other	518	559

Income before income taxes	677	1,733

Income tax provision	250	580

Net income	$427	$1,153

Net income per share – Basic	$0.05	$0.13
Net income per share – Diluted	$0.05	$0.13

Weighted average shares outstanding – Basic	8,584	8,879
Weighted average and common equivalent shares outstanding – Diluted	8,623	8,967

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

CYBEROPTICS CORPORATION

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$427	$1,153
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	540	409
Provision for doubtful accounts	(15)	12
Provision for inventory obsolescence	83	114
Foreign currency transaction gains	(3)	(3)
Stock compensation expense	119	155
Changes in operating assets and liabilities:
Accounts receivable	(279)	(500)
Inventories	(506)	(1,843)
Other assets	(633)	(314)
Advance customer payments	(334)	919
Accounts payable	52	807
Accrued expenses	(596)	(1,058)
Net cash used by operating activities	(1,145)	(149)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale marketable securities	3,394	4,348
Purchases of available for sale marketable securities	(5,743)	(14,778)
Additions to equipment and leasehold improvements	(56)	(163)
Additions to patents	(68)	(83)
Net cash used by investing activities	(2,473)	(10,676)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	12	420
Repurchase of common stock	(3,890)	—
Excess tax benefits from equity compensation plans	2	22
Net cash (used) provided by financing activities	(3,876)	442

Effects of exchange rate changes on cash and cash equivalents	(23)	(15)

Net decrease in cash and cash equivalents	(7,517)	(10,398)

Cash and cash equivalents – beginning of period	18,864	30,056

Cash and cash equivalents – end of period	$11,347	$19,658

SEE THE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CYBEROPTICS CORPORATION

(In thousands, except share and per share amounts)

1. INTERIM REPORTING:

The interim consolidated financial statements presented herein as of March 31, 2008, and for the three month periods ended March 31, 2008 and 2007, are unaudited, but in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three month period ended March 31, 2008 do not necessarily indicate the results to be expected for the full year. The December 31, 2007 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

2. ACCOUNTING FOR STOCK-BASED COMPENSATION:

Effective January 1, 2006, we adopted SFAS No. 123®, “Share-Based Payment,” applying the modified prospective method. This statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of earnings based on the grant date fair value of the award. Under the modified prospective method, we are required to record equity-based compensation expense for all awards granted after the date of adoption, and for all unvested shares granted prior to the date of adoption. We utilize the straight-line method of expense recognition over the award’s service period for our graded vesting options. The fair value of stock options, granted before and after adoption of SFAS No. 123®, has been determined using the Black-Scholes model. The compensation expense recognized for all equity based awards is net of estimated forfeitures. No stock options were granted in the three months ended March 31, 2008. The compensation expense recognized for all equity based awards is net of estimated forfeitures, which were based on historical data. We have classified equity based compensation within our statement of operations in the same manner as our cash based employee compensation costs.

The following table sets forth compensation expense (pre-tax) by segment for our equity-based awards for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(In thousands)	Electronic Assembly		Semi- Conductor		Total
	2008	2007	2008	2007	2008	2007
Cost of revenues	$24	$24	$3	$4	$27	$28
Research and development expenses	25	36	7	8	32	44
Selling, general and administrative expenses	56	77	4	6	60	83
Total	$105	$137	$14	$18	$119	$155

Total equity based compensation expense for the three months ended March 31, 2008 includes $78,000 for stock option awards, $27,000 for our employee stock purchase plan, and $14,000 for unvested restricted stock units. Total equity based compensation expense for the three months ended March 31, 2007 includes $115,000 for stock option awards, $31,000 for our employee stock purchase plan and $9,000 for unvested restricted stock units.

At March 31, 2008, the total unrecognized compensation cost related to non vested equity based compensation arrangements was $844,000 and the related weighted average period over which it is expected to be recognized is 1.8 years.

Stock Options

We have three stock incentive plans that are administered under the supervision of the Compensation Committee of the Board of Directors. There are 1,096,682 shares of common stock reserved in the aggregate for issuance of options and other stock based benefits, including restricted stock units, to employees, directors, officers and others. Reserved shares underlying canceled options are available for future grant under our active plans. Options are granted at an option price per share equal to or greater than the market value at the date of grant. Generally, options granted to employees vest over a four-year period and expire five, seven or ten years after the date of grant. Each of our outside directors is presently entitled to receive a stock option grant with immediate vesting for 4,500 shares on the day of our annual meeting. As of March 31, 2008, there are 408,466 shares of common stock available under these plans for future issuance to employees and 66,300 shares of common stock available for future issuance to our outside directors. In addition, there are 50,000 shares reserved and included in the plan summaries below that are not part of the three stock incentive plans.

The following is a summary of stock option activity during the three months ended March 31, 2008:

	Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2007	607,346	$11.71
Granted	—	—
Exercised	(2,250)	$5.20
Forfeited or expired	(300)	$12.93
Outstanding, March 31, 2008	604,796	$11.74

Exercisable, March 31, 2008	495,093	$11.50

Subject to shareholder approval at our upcoming annual meeting on May 19, 2008, each of our non-employee directors will no longer receive an option grant for 4,500 shares and the 66,300 shares of common stock available for future option grants to our outside directors will be canceled. Our non-employee directors will instead each receive an increase in the amount of their annual cash retainer from $7,500 to $25,000 per year and 1,000 shares of our stock under a new proposed Stock Grant Plan for non-employee directors that will provide for the issuance of up to 30,000 shares of our common stock.

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The weighted average remaining contractual term and aggregate intrinsic value for options outstanding at March 31, 2008 was 3.69 years and $519,000. The weighted average remaining contractual term and aggregate intrinsic value of options exercisable at March 31, 2008 was 3.33 years and $519,000. The aggregate intrinsic value of stock options exercised in the three months ended March 31, 2008 was $11,790. During the three months ended March 31, 2008, we received total proceeds of $12,000 from the exercise of stock options and the excess tax benefit recognized as a credit to stockholders equity was $2,000.

Restricted Stock Units

Our 1998 Stock Incentive Plan also permits our Compensation Committee to grant other stock-based benefits, including restricted stock units. Restricted stock units are valued at a price equal to the fair market value of our common stock on the date of grant, vest over a four year period and entitle the holders to one share of our common stock for each restricted unit. The aggregate intrinsic value of outstanding restricted stock units as of March 31, 2008 was $187,000. There were no grants or forfeitures of restricted stock units and none of the restricted stock units were vested in the three month period ending on March 31, 2008.

A summary of activity in non vested restricted stock units for the three months ended March 31, 2008 follows:

Non vested restricted stock units	Shares	Weighted – Average Grant Date Fair Value
Non vested at December 31, 2007	17,120	$12.65
Granted	—	—
Vested	—	—
Forfeited	—	—
Non vested at March 31, 2008	17,120	$12.65

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. There were no share issuances under this plan in either the three months ended March 31, 2008 or the three months ended March 31, 2007. As of March 31, 2008, 141,317 shares remain available for future issuance under this plan.

3. CERTAIN BALANCE SHEET COMPONENTS:

Inventories consist of the following:

(In thousands)	March 31, 2008	December 31, 2007
Raw materials and purchased parts	$5,144	$4,563
Work in process	1,116	1,280
Finished goods	4,615	4,797

Total inventories	$10,875	$10,640

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

	Three Months Ended March 31,
(In thousands)	2008	2007
Balance at the beginning of period	$819	$796
Accruals for warranties	120	134
Settlements made during the period	(165)	(120)

Balance at the end of period	$774	$810

4. INTANGIBLE ASSETS and GOODWILL:

Intangible assets consist of the following:

	As of March 31, 2008			As of December 31, 2007
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$7,775	$(7,167)	$608	$7,775	$(7,122)	$653
Patents and trademarks	2,630	(2,207)	423	2,562	(2,146)	416
Total	$10,405	$(9,374)	$1,031	$10,337	$(9,268)	$1,069

Amortization expense for the three month periods ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
(In thousands)	2008	2007
Developed technology	$45	$45
Patents and trademarks	61	58
Total	$106	$103

As required by SFAS 142, we periodically reassess the carrying value, useful lives and classification of identifiable intangible assets. Amortization of patents and trademarks has been classified as research and development expense in the accompanying statement of operations. Estimated aggregate amortization expense based on current intangibles for the next four years is expected to be as follows: $319,000 for the remainder of 2008, $323,000 in 2009, $281,000 in 2010 and $108,000 in 2011.

Goodwill related to our electronic assembly segment increased by $5,000 in the three months ended March 31, 2008 solely as the result of the translation impact on foreign denominated goodwill balances.

5. BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS:

Our electronic assembly segment is the design, manufacture and sale of optical process control sensors and inspection systems for the electronics assembly equipment market. The semiconductor segment is the design, manufacture and sale of optical and other process control sensors and related equipment for the semiconductor capital equipment market. Information regarding our segments is as follows:

	Three Months Ended March 31,
(In thousands)	2008	2007
Revenue:
Electronic assembly
OEM Sensors	$6,831	$7,805
SMT Systems	5,579	4,573
Total electronic assembly	12,410	12,378
Semiconductor	1,397	1,363
Total	$13,807	$13,741

Income (loss) from operations:
Electronic assembly	$177	$1,212
Semiconductor	(18)	(38)
Income from operations	159	1,174
Interest income and other	518	559
Income before income taxes	$677	$1,733

Depreciation and amortization:
Electronic assembly	$479	$355
Semiconductor	61	54
Total	$540	$409

Export sales were 89% of revenue in the three month period ended March 31, 2008 and 88% of revenue in the three month period ended March 31, 2007. All of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended March 31,
(In thousands)	2008	2007
Americas	$695	$650
Europe	5,235	5,374
Asia	6,350	6,059
Other	4	—

Total export sales	$12,284	$12,083

We are dependent upon two electronic assembly customers, Assembleon and Juki, for a significant portion of our revenue. Sales to Juki accounted for 28% of our total revenue in 2007, while sales to Assembleon accounted for 20% of our total revenue in 2007.

Assembleon has notified us that they are developing new pick and place technology for future generations of its equipment. We have decided not to pursue new alignment sensor and fiducial cameras for use with this technology. Sales of alignment sensors and fiducial cameras that would be impacted by this decision represented approximately 12% of our total revenue in 2007. We believe that Assembleon’s transition away from our alignment sensors and fiducial cameras will not occur until late 2009.

Our results of operations and cash flows would be further negatively impacted if Assembleon or Juki are unsuccessful in selling the products into which our sensors are incorporated, if Assembleon transitions away from our products sooner than expected, or if Juki designs their products to function without our sensors, purchases sensors from other suppliers, or otherwise terminates their relationship with us.

6. NET INCOME PER SHARE:

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist of common shares to be issued upon exercise of stock options, restricted stock units and from participation in our employee stock purchase plan, as calculated using the treasury stock method. The calculation of diluted net income per common share includes common equivalent shares of 39,000 for the three months ended March 31, 2008 and 88,000 shares for the three months ended March 31, 2007. The calculation of diluted net income per common share excludes potentially dilutive shares of 509,000 for the three months ended March 31, 2008 and 302,000 for the three months ended March 31, 2007, because their effect would be anti-dilutive.

7. COMPREHENSIVE INCOME:

Components of comprehensive income include net income, foreign-currency translation adjustments and unrealized gains and losses on our available-for-sale marketable securities. Total comprehensive income amounted to $754,000 for the three months ended March 31, 2008 and $1,216,000 for the three months ended March 31, 2007. At December 31, 2007 and March 31, 2008, components of accumulated other comprehensive income (loss) is as follows:

(In thousands)	Foreign Currency Translation	Unrealized Gains on Securities	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2007	$(368)	$256	$(112)
Current Year Change	4	323	327

Balance March 31, 2008	$(364)	$579	$215

8. INCOME TAXES:

We recorded a tax provision at a full rate of tax, approximating an estimated annual effective tax rate of 37% in the three months ended March 31, 2008, compared to an estimated annual effective tax rate of 33.5% in the three months ended March 31, 2007. The increase in the effective tax rate in the three months ended March 31, 2008 was principally due to elimination of the federal income tax credit for research and development activities. Discrete items impacting the effective tax rate in the three months ended March 31, 2008 and 2007 were inconsequential.

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature on or about the last day of each quarter, and are designated as cash flow hedges. At March 31, 2008, we had one open swap agreement that was purchased on March 31, 2008, the fair value of which was inconsequential. The gains or losses from the settlement of foreign currency swap agreements, and the impact of currency fluctuations on the underlying inter-company balance, were also insignificant in the three months ended March 31, 2008.

Our foreign currency swap agreements contain credit risk to the extent that our bank counter-parties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counter-parties to major financial institutions. We do not expect material losses as a result of defaults by other parties.

10. COMMITMENTS AND CONTINGENCIES:

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

In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” which amends and expands Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires disclosure of the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, along with strategies and objectives for using derivative instruments. This standard must be applied prospectively for interim periods and fiscal years beginning after November 15, 2008. We are presently analyzing the impact of SFAS No. 161 on our financial statement disclosures.

12. BOARD AUTHORIZATION OF STOCK REPURCHASE:

Our board of directors approved a stock repurchase program in October 2007 for the repurchase of up to 500,000 shares of our common stock for a period of one year expiring in October 2008. During the three months ended March 31, 2008 we completed the repurchase of the 500,000 shares authorized under this program.

In February 2008, our board of directors approved another stock repurchase program for a period of one year expiring in February 2009, under which we may acquire up to 1,000,000 shares of our common stock from time to time in open market transactions, block purchases and other transactions. We have adopted a structured trading plan to implement the repurchase program. As of March 31, 2008, remaining available repurchases under the February 2008 authorization total 982,928 shares.

During the three months ended March 31, 2008, we repurchased a total of 372,548 shares of our common stock at an average price of $10.44 per share under both the October 2007 and February 2008 share repurchase authorizations.

13. SEVERANCE AND TRANSITION COSTS:

In February 2008, we announced our intention to move our systems related research and development and manufacturing operations for our electronic assembly segment to Singapore. Research and development will be transitioned to Singapore by the end of 2008, with the transition of systems related manufacturing scheduled for completion by mid 2009. The move will enable us to become more responsive to the needs of our growing base of Asian SMT systems customers, permit core optical engineering resources in Minneapolis to work on anticipated new OEM and end user inspection opportunities, and attain future cost savings.

Transition costs of up to $2.0 million are expected in 2008 for redundant headcount and other expenses as we build our new Singapore based research and development staff, and phase out the employees and contractors that we have been using in Minneapolis. Included in this estimate are costs of up to $1.3 million for wages, benefits, travel and other expenses while we train our new employees and establish operations in Singapore. These costs will be classified as research and development in our statement of operations. In addition, we expect severance costs of up to $400,000 and recruitment costs of up to $250,000 related to our Singapore transition. These costs will be classified as severance and transition in our statement of operations. No costs were incurred prior to the three months ended March 31, 2008. Unpaid severance costs are included as a component of accrued expenses in our balance sheet. A summary of our severance and transition accruals follows:

	Three Months Ended March 31, 2008
(In thousands)	Severance	Recruiting	Total
Balance at December 31, 2007	$—	$—	$—
Costs incurred	101	92	193
Payments made	—	(92)	(92)

Balance at March 31, 2008	$101	$—	$101

14. NEW LEASE COMMITMENT:

During the three months ended March 31, 2008 we also entered into a lease agreement for a new facility in Singapore. The lease provides for a 3 year term commencing May 15, 2008, annual rent of approximately $350,000 and a two year renewal option. Costs for initial leasehold improvements and equipment related to the new Singapore facility are estimated at $275,000. Except for this new lease, there have been no other significant changes to our contractual obligations in the three months ended March 31, 2008, and we have not entered into any other material commitments for capital expenditures.

15. FAIR VALUE MEASUREMENTS:

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances, and was effective for fiscal years beginning after December 31, 2007. The FASB has provided a one year deferral for certain non-financial assets and liabilities. We adopted SFAS 157 effective January 1, 2008, for all financial assets and liabilities that were not deferred. The adoption of SFAS 157 for our financial assets and liabilities had no impact on our financial position or results of operations. We do not expect the standard to have a material impact on our consolidated results of operations and financial condition when fully adopted in 2009.

In accordance with SFAS No. 157, we value our cash equivalents and marketable securities based on a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3).

The following table provides information regarding fair value measurements for our cash equivalents and marketable securities as of March 31, 2008 according to the three-level fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance March 31,2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$8,875	$—	$8,875	$—
U.S. government and agency obligations	$28,896	$—	$28,896	—
Corporate debt securities	$3,870	$—	$3,870	$—
Asset backed securities	$3,517	$—	$3,517	$—
Equity securities	$110	$110	$—	$—

Changes in the fair value of these investments for the three months ended March 31, 2008 resulting from our adoption of SFAS 157 had no impact on our consolidated financial statements. Our foreign currency swap agreements are structured to mature on the last day of each quarter. As a result, the fair value associated with these agreements is inconsequential.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. This standard was effective beginning after December 31, 2007. We elected not to adopt the provisions of SFAS No. 159 in the three months ended March 31, 2008.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

The preparation of the financial information contained in this 10-Q requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates on an ongoing basis, including those related to allowances for doubtful accounts and returns, warranty obligations, inventory valuation, the carrying value and any impairment of intangible assets, and income taxes. These critical accounting policies are discussed in more detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2007.

FORWARD LOOKING STATEMENTS:

The following management’s discussion and analysis contains a number of estimates and predictions that are forward looking rather than based on historical fact. Among other matters, we discuss (i) our expectations regarding the transfer of our research and development and manufacturing operations for our systems products to Singapore and the costs we expect to incur this year, and avoid in the future, because of that transfer; (ii) our anticipated loss for the second quarter of 2008, (iii) the timing of introduction of and the potential margin improvement resulting from our next-generation solder paste inspection system; (iv) other new technologies that we have under development; (v) the potential effect, if any, of our sensors not being used in the future by a significant customer; (vi) our expectations regarding market acceptance of WaferSense™ and our other semiconductor products; (vii) our beliefs regarding trends in the general economy and its impact on markets for our equipment; and (viii) the impact of currency fluctuations on our operations. Although we have made these statements based on our experience and best estimate of future events, there may be events or factors that we have not anticipated, and the accuracy of our statements and estimates is subject to a number of risks, including those identified in Item 1A of this Form 10-Q and in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS:

General

Our revenues were $13.8 million in the quarter ended March 31, 2008, virtually unchanged from $13.7 million in the same period last year. Our income from operations decreased to $.2 million in the quarter ended March 31, 2008 from $1.2 million in the quarter ended March 31, 2007. We sold proportionately more, lower margin electronic assembly sensors during the first quarter of 2008, including greater volumes of our next generation sensor for Juki, and also experienced continuing price pressure, particularly for our SMT system products. Income from operations was also impacted by $250,000 of severance and other costs related to transition of research and development and manufacturing operations for our system products to Singapore.

Our order rate decreased 4% in the first quarter of 2008 to $12.4 million from $12.9 million in the fourth quarter of 2007, and our backlog decreased 23% to $4.7 million at March 31, 2008 from $6.1 million at December 31, 2007. We presently are forecasting a loss of $0.02 to $0.06 per share for the quarter ending June 30, 2008, reflecting the anticipated impact of the sluggish global economy on sales of electronic assembly sensors, continued gross margin pressures, ongoing investment in next generation systems and new inspection technologies, as well as pre-tax costs of approximately $650,000 associated with the transition to Singapore.

We believe that 2008 will be a year of transition for CyberOptics. We are on schedule to transition research and development for our systems products to Singapore by the end of 2008, with manufacturing for all systems products scheduled for Singapore by mid 2009. Transition costs of up to $2.0 million are expected in 2008 for redundant headcount as we build our new Singapore research and development staff and phase out the employees and contractors that we have been using in Minneapolis. We anticipate that the transition to Singapore will result in annual research and development cost savings of $1.5 to $2.0 million starting in 2009.

Our next-generation solder paste inspection system, which incorporates a cost-reduced platform, is scheduled for introduction in this year’s second half. We believe this new cost-reduced platform, which replaces our current SE 300 Ultra product, should relieve some of the margin pressure and also provide continued revenue growth. At the same time, we are pursuing several promising new inspection opportunities with OEM and end user customers. Our research and development efforts are creating new technologies for both OEM and end user markets which we believe will lower the cost of inspection and provide faster production through-put speeds, better ease of use, and improved resolution for inspecting progressively smaller electronic components.

We have decided not to pursue new alignment sensor products for use with evolving pick and place technology being developed by one of our key OEM customers, Assembleon, for future generations of its equipment. We will continue to work with Assembleon and others to integrate our new OEM inspection technologies into their platforms. Although alignment sensor sales to Assembleon constituted 12% of our revenue in 2007, we believe their transition away from our alignment sensors will not occur until late 2009 and should be offset by sales of new inspection products.

Segment Results

Operating results for our electronics assembly and semiconductor segments for the three month periods ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
(In thousands)	Electronic Assembly	Semi- Conductor	Total	Electronic Assembly	Semi- Conductor	Total
Revenue	$12,410	$1,397	$13,807	$12,378	$1,363	$13,741
Cost of revenue	6,860	508	7,368	6,154	455	6,609
Gross margin	5,550	889	6,439	6,224	908	7,132

Research and development	2,121	491	2,612	1,863	469	2,332
Selling, general and administrative	3,032	398	3,430	3,122	459	3,581
Severance and transition costs	193	—	193	—	—	—
Amortization of intangibles	27	18	45	27	18	45

Income (loss) from operations	$177	$(18)	$159	$1,212	$(38)	$1,174

Revenues

Our revenues were $13.8 million in the three months ended March 31, 2008 virtually unchanged from $13.7 million in the three months ended March 31, 2007. The following table sets forth revenues by product line for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(In thousands)	2008	2007
Electronic Assembly
OEM Sensors	$6,831	$7,805
SMT Systems	5,579	4,573
Total Electronic Assembly	12,410	12,378
Semiconductor	1,397	1,363
Total	$13,807	$13,741

Electronic Assembly

Revenues from our electronic assembly OEM sensors for the three months ended March 31, 2008 totaled $6.8 million, down 12% from $7.8 million in the three months ended March 31, 2007. Revenues from our electronic assembly sensors historically have been cyclical in nature, with periods of growth as worldwide capacity is added to support increased consumer demand for electronic products, and new capital equipment is purchased as a result of technology changes in electronic components, such as miniaturization and changing production requirements. These periods of growth have historically been followed by periods of excess capacity and reduced capital spending. Sales of electronic assembly sensors for the three months ended March 31, 2008 remained comparable with sales levels in the fourth quarter of 2007, after peaking in the third quarter of 2007. We believe sales of electronic assembly sensors will slow somewhat further in the second quarter of 2008, reflecting the anticipated impact of a sluggish global economy and a mild cyclical slowdown in the market for automated pick and place equipment.

Revenues from our SMT systems products increased by 22% to $5.6 million in the three months ended March 31, 2008 from $4.6 million in the three months ended March 31, 2007. Sales of SMT system products were positively impacted in the first quarter of 2008 by new products and enhancements, including our new Flex Ultra HR AOI inspection system. Sales of AOI inspection systems increased by $.8 million or 59% when compared to the same period of 2007. In addition, we believe that increased use of outsourcing for circuit board assembly, production difficulties associated with smaller component sizes, increased production speeds and increased cost pressure on companies manufacturing circuit boards has caused increased demand for our inspection equipment.

Export revenue from electronic assembly sensors and SMT systems totaled $11.7 million or 95% of revenue in both the three months ended March 31, 2008 and the three months ended March 31, 2007. The international markets of China and the rest of Asia, Japan and Europe account for a significant portion of the production capability of capital equipment for the manufacturing of electronics, the primary market for our electronic assembly sensor and SMT system product lines. An increasing proportion of our sales have been to international customers as manufacturing of electronic components has migrated offshore, particularly to China and other areas of Asia.

Semiconductor

Revenues from semiconductor products totaled $1.4 million in both the three months ended March 31, 2008 and the three months ended March 31, 2007.

Our wafer mapping and frame grabber products are relatively mature. We anticipate that future growth in our semiconductor revenues exclusive of changes related to capital procurement cycles will come from our new WaferSense™ products. WaferSense™ is a family of wireless, wafer like precision measurement tools for in-situ setup, calibration and process optimization in semiconductor processing equipment. We are currently working on, or recently introduced, several new additions to the WaferSense™ product line, including additional leveling sensors, along with new gapping, teaching and vibration sensors. Sales of WaferSense products totaled $.3 million in the three months ended March 31, 2008 compared to $.1 million in the three months ended March 31, 2007.

Export revenue as a percentage of total semiconductor revenue was 40% in the three months ended March 31, 2008 compared to 27% in the three months ended March 31, 2007. The increase in export revenue as a percentage of total semiconductor revenue in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is due to higher sales of WaferSense products, particularly in Asia and lower sales of wafer mapping sensors, which do not generate significant export revenue.

Gross Margin

Electronic Assembly

Gross margin as a percentage of electronic assembly sales was 45% in the three months ended March 31, 2008, compared to 50% in the three months ended March 31, 2007. The reduction in gross margin percentage during the three months ended March 31, 2008 was due to increased sales of low margin sensor products and additional price pressure on our SMT system products. During the three months ended March 31, 2008, sales of our new fifth generation LNC 60 sensor for Juki increased significantly. This product carries a lower gross margin than the previous generation product we supply to them. In addition, our sales mix was more heavily weighted than normal toward lower margin fiducial camera products. Finally, we continued to experience intense price pressure on our SMT system products, particularly in Asia and on our SE 300 Ultra solder paste inspection system.

Planned cost reductions for the new fifth generation LNC 60 sensor late in 2008, combined with increased volume as Juki utilizes this sensor in new platforms, will improve the economics of this product in future periods. With respect to our systems products, and particularly our solder paste inspection machines, we anticipate pricing pressures for the balance of 2008 due to additional competition in the marketplace for solder paste inspection. Our next-generation solder paste inspection system, which incorporates a cost-reduced platform, is scheduled for introduction in this year’s second half. We believe this new cost reduced platform, which will replace our current SE 300 Ultra product, should relieve some of the margin pressure, while also enabling continued revenue growth.

Semiconductor

Gross margin as a percentage of sales were 64% in the three months ended March 31, 2008 and 67% in the three months ended March 31, 2007. The decrease in gross margin as a percentage of sales in 2008, compared to 2007, is due to a slight change in product mix with our highest margin wafer mapping sensors representing a smaller percentage of total semiconductor revenue. In addition, revenue from our lower margin leveling sensor products was up in 2008 compared to 2007.

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

In February 2008, we announced our intention to move our systems related research and development and manufacturing operations to Singapore. Research and development will be transitioned to Singapore by the end of 2008, with the transition of systems related manufacturing scheduled for completion by mid 2009. The move will enable us to become more responsive to the needs of our growing base of Asian SMT systems customers, permit core optical engineering resources in Minneapolis to work on anticipated new OEM and end user inspection opportunities, and attain future cost savings. We estimate costs associated with the transition in 2008 of up to $2.0 million. We anticipate costs of approximately $650,000 related to the Singapore transition for the three months ended June 30, 2008. We anticipate future annual research and development savings from this transition of approximately $1.5-$2.0 million per year starting in 2009.

During the three months ended March 31, 2008, transition costs related to our move to Singapore totaled approximately $250,000, including $193,000 of costs classified as severance and transition, with the remaining costs being classified as research and development in our statement of operations.

Electronic Assembly

Research and development expenses were $2.1 million or 17% of revenue in the three months ended March 31, 2008 and $1.9 million or 15% of revenue in the three months ended March 31, 2007. The 14% increase in research and development expenses in 2008 compared to 2007, was due to increased contract labor and prototype expense for further R&D investment in our SMT inspection system products, primarily our next-generation solder paste inspection system which is scheduled for introduction in this year’s second half. We believe this new cost-reduced platform, which replaces our current SE 300 Ultra product, should relieve some of the margin pressure and also provide continued revenue growth. Our research and development efforts are also creating new technologies for both OEM and end user markets which we believe will lower the cost of inspection and provide faster production through-put speeds, better ease of use, and improved resolution for inspecting progressively smaller electronic components.

Selling, general and administrative expenses were $3.0 million or 24% of revenue in the three months ended March 31, 2008, virtually unchanged from $3.1 million or 25% of revenue in the three months ended March 31, 2007. The slight 3% decrease in selling, general and administrative expenses in 2008, compared to 2007, was due to lower costs for sales commissions to third party sales representatives, variable compensation and trade shows, offset by higher costs for system sales demonstrations.

Semiconductor

Research and development expenses were $.5 million or 35% of revenue in the three months ended March 31, 2008, compared to $.5 million or 34% of revenue in the three months ended March 31, 2007. During 2008 and 2007, research and development efforts were primarily focused on development of new products for the semiconductor market, including enhancements to the WaferSense™ auto leveling sensor (ALS) first introduced in late 2004 and extensions to the WaferSense™ family of products, including new gapping, teaching and vibration sensors.

Selling, general and administrative expenses were $.4 million or 28% of revenue in the three months ended March 31, 2008 and $.5 million or 34% of revenue in the three months ended March 31, 2007. The 13% decrease in selling, general and administrative expenses in the three months ended March 31, 2008, compared to the three months ended March 31, 2007, was due to a small reduction in general and administrative headcount occurring in the three months ended March 31, 2007.

Severance and Transition Costs

Severance and transition costs related to our electronic assembly segment in the three months ended March 31, 2008 include $101,000 of costs for severance and $92,000 of costs for recruitment. Additional costs for severance, recruitment and other expenses are anticipated in 2008 as we transition our systems related research and development and manufacturing to Singapore. We estimate total costs associated with the transition to Singapore in 2008 of up to $2.0 million. Some portion of these costs are expected to be classified as severance and transition in our statement of operations, with the remainder classified as research and development.

Interest and Other

Interest income and other primarily includes interest earned on investments and gains and losses associated with foreign currency transactions. Interest income and other decreased slightly during the three months ended March 31, 2008 compared to the same period in 2007 due to lower rates of interest earned on invested funds. We anticipate that interest income will continue to decline on a sequential quarterly basis throughout 2008 as investments mature and available funds are re-invested at lower rates of interest. Also, the balance of invested funds may decline in 2008 due to common stock repurchases, further reducing interest income.

Provision for Income Taxes and Effective Income Tax Rate

We recorded a tax provision at a full rate of tax, approximating an estimated annual effective tax rate of 37% in the three months ended March 31, 2008, compared to an estimated annual effective tax rate of 33.5% in the three months ended March 31, 2007. The increase in the effective tax rate in the three months ended March 31, 2008 was principally due to elimination of the federal income tax credit for research and development activities. Discrete items impacting the effective tax rate in the three months ended March 31, 2008 and 2007 were inconsequential.

Order Rate and Backlog

Our orders totaled $12.4 million in the three month period ended March 31, 2008 compared to $12.9 million in the three month period ended December 31, 2007 and $12.4 million in the three month period ended March 31, 2007. Backlog totaled $4.7 million at March 31, 2008, $6.1 million at December 31, 2007 and $5.6 million at March 31, 2007. The scheduled shipment (or estimated timing of revenue for systems recognized upon acceptance) for backlog at March 31, 2008 is as follows:

(In thousands)	Backlog
2nd Quarter 2008	$4,070
3rd Quarter 2008 and after	604
Total backlog	$4,674

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased by $7.5 million in the three month period ended March 31, 2008, primarily because of $1.1 million of cash used for operating activities, including working capital changes, $.1 million of cash used for capital purchases and patent costs, $3.9 million of cash used for common stock repurchases and purchases of $2.3 million of marketable securities, net of maturities. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities and investment of cash balances resulting from those maturities or from other sources of cash in addition to marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Our combined balances of cash and marketable securities decreased $4.9 million to $47.7 million as of March 31, 2008 from $52.6 million as of December 31, 2007.

We used $1.1 million of cash for operations in the three months ended March 31, 2008. Cash used for operations primarily included net income of $.5 million, which included $.7 million of net non-cash expenses for depreciation and amortization, provisions for inventory obsolescence and doubtful accounts, foreign currency transactions and stock compensation expense. Changes in operating assets and liabilities included increases in accounts receivable of $.3 million, inventories of $.5 million, other assets of $.6 million, decreases in accrued expenses of $.6 million and decreases in advance customer payments of $.3 million. Increases in accounts receivable resulted from a slight increase in the time required to collect individual customer payments, following a significant improvement in collections in the fourth quarter of 2007. Inventories were up due to a shift in the mix of products sold in the three months ending March 31, 2008 from what was originally anticipated at the start of the quarter, resulting in higher inventory balances. Other assets were higher because of rent deposits for our new facility in Singapore and more value added and income tax receivables. The $.6 million decrease in accrued expenses resulted from payment of 2007 annual incentive compensation during the three months ended March 31, 2008. The decrease in advance customer payments is due to recognition of revenue for a sale that was partially paid prior to the first quarter of 2008.

We used $.1 million of cash for operations in the three months ended March 31, 2007. Cash used by operations primarily included net income of $1.2 million, which included $.7 million of net non-cash expenses, increases in accounts payable of $.8 million and increases in advance customer payments of $.9 million. The cash generated from these activities was more than offset by increases in accounts receivable of $.5 million, inventories of $1.8 million and decreases in accrued expenses of $1.1 million.

We used $2.5 million of cash for investing activities in the three months ended March 31, 2008 compared to $10.7 million of cash used for investing activities in the three months ended March 31, 2007. Changes in the level of investment in marketable securities resulting from purchases and maturities of those securities used $2.3 million of cash in 2008 and $10.4 million of cash in 2007. We used $.1 million of cash for the purchase of fixed assets and capitalized patent costs in the three months ended March 31, 2008, compared to using $.2 million of cash for fixed assets and capitalized patent costs during the same period of 2007.

Financing activities used $3.9 million of cash in the three months ended March 31, 2008, primarily for common stock repurchases. Financing activities generated $.4 million of cash from the exercise of stock options, including excess tax benefits from the exercise of those options, in the three months ended March 31, 2007. Additional repurchases of common stock are presently expected to be a significant use of cash for the remainder of 2008.

A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. During the three months ended March 31, 2008 we entered into a lease agreement for a new facility in Singapore. The lease provides for a 3 year term commencing May 15, 2008, annual rent of approximately $350,000 and a two year renewal option. Costs for initial leasehold improvements and equipment related to the new Singapore facility are estimated at $275,000. There have been no other significant changes to our contractual obligations in the three months ended March 31, 2008 and we have not entered into any other material commitments for capital expenditures. Purchase commitments for inventory can vary based on the volume of revenue and resulting inventory requirements.

Our cash, cash equivalents and marketable securities totaled $47.7 million at March 31, 2008. We believe that our available balances of cash, cash equivalents and marketable securities, coupled with anticipated cash flow from operations, will be adequate to fund anticipated repurchases of common stock, costs related to our new operations and facility in Singapore and any other cash flow needs for the foreseeable future.

At March 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to the financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

OTHER FACTORS

We believe that inflation has not had any significant effect on operations. All of our international export sales are negotiated, invoiced and paid in U.S. dollars. Accordingly, although currency fluctuations do not significantly affect our revenue and income, they can influence the price competitiveness of our products and the willingness of existing and potential customers to purchase our products and the decreasing value of the dollar relative to foreign currencies has helped our competitive position in intensely price competitive Asian markets.

FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances, and was effective for fiscal years beginning after December 31, 2007. The FASB has provided a one year deferral for certain non-financial assets and liabilities. We adopted SFAS 157 effective January 1, 2008, for all financial assets and liabilities that were not deferred. The adoption of SFAS 157 for our financial assets and liabilities had no impact on our financial position or results of operations. We do not expect the standard to have a material impact on our consolidated results of operations and financial condition when fully adopted in 2009.

In accordance with SFAS No. 157, we value our cash equivalents and marketable securities based on a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3).

The following table provides information regarding fair value measurements for our cash equivalents and marketable securities as of March 31, 2008 according to the three-level fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance March 31,2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$8,875	$—	$8,875	$—
U.S. government and agency obligations	$28,896	$—	$28,896	—
Corporate debt securities	$3,870	$—	$3,870	$—
Asset backed securities	$3,517	$—	$3,517	$—
Equity securities	$110	$110	$—	$—

Changes in the fair value of these investments for the three months ended March 31, 2008 resulting from our adoption of SFAS 157 had no impact on our consolidated financial statements. Our foreign currency swap agreements are structured to mature on the last day of each quarter. As a result, the fair value associated with these agreements is inconsequential.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. This standard was effective beginning after December 31, 2007. We elected not to adopt the provisions of SFAS No. 159 in the three months ended March 31, 2008.

RECENT ACCOUNTING DEVELOPMENTS

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

In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” which amends and expands Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires disclosure of the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, along with strategies and objectives for using derivative instruments. This standard must be applied prospectively for interim periods and fiscal years beginning after November 15, 2008. We are presently analyzing the impact of SFAS No. 161 on our financial statement disclosures.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess funds not required for current operations in marketable securities. The investment policy for these marketable securities is approved annually by the Board of Directors and administered by management. A third party, approved by our Board of Directors, manages the portfolio at the direction of our management. The investment policy dictates that marketable securities consist of U.S. Government or U.S. Government agency securities, various tax exempt securities or certain approved corporate instruments with effective maturities of five years or less and an average portfolio maturity of not more that 18 months. The policy also provides for investment in certain specified marketable equity securities. As of March 31, 2008 our portfolio of marketable securities had an average term to maturity of 1.4 years. All marketable securities are classified as available for sale and carried at fair value. We estimate that a hypothetical 1% increase in market interest rates would decrease the market value of our marketable securities by approximately $0.5 million. If such a rate increase occurred, our net income would only be impacted if securities were sold prior to maturity.

We enter into foreign currency swap agreements to hedge short-term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature near the last day of each quarter, and are designated as cash flow hedges. At March 31, 2008, we had one open swap agreement that was purchased on that day. As a result, any unrealized gains or losses as of March 31, 2008 were inconsequential. During the three months ended March 31, 2008, the losses from settlement of foreign currency swap agreements and the transaction gain on the underlying inter-company balance were not significant.

Our foreign currency swap agreements contain credit risk to the extent that our bank counter-parties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counter-parties to major financial institutions. We do not expect material losses as a result of defaults by other parties.

ITEM 4 – CONTROLS AND PROCEDURES

a.          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosure.

b.          During the quarter ended March 31, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A – RISK FACTORS

We are dependent upon two electronic assembly customers, Assembleon and Juki, for a significant portion of our revenue. Sales to Juki accounted for 28% of our total revenue in 2007, while sales to Assembleon accounted for 20% of our total revenue in 2007.

Assembleon has notified us that they are developing new pick and place technology for future generations of its equipment. We have decided not to pursue new alignment sensor and fiducial cameras for use with this technology. Sales of alignment sensors and fiducial cameras that would be impacted by this decision represented approximately 12% of our total revenue in 2007. We believe that Assembleon’s transition away from our alignment sensors and fiducial cameras will not occur until late 2009.

Our results of operations and cash flows would be further negatively impacted if Assembleon or Juki are unsuccessful in selling the products into which our sensors are incorporated, if Assembleon transitions away from our products sooner than expected, or if Juki designs their products to function without our sensors, purchases sensors from other suppliers, or otherwise terminates their relationship with us.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Company Repurchase of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2008 to January 31, 2008	185,578	$10.37	185,578	169,898
February 1, 2008 to February 29, 2008	111,563	$10.56	111,563	1,058,335
March 1, 2008 to March 31, 2008	75,407	$10.44	75,407	982,928

Total	372,548	$10.44	372,548	982,928

(1)

In February 2008, share repurchases of up to 1,000,000 shares were authorized by our board of directors for a period of one year expiring in February 2009. This authorization was in addition to a 500,000 share repurchase authorization adopted by our board in October 2007. The Company adopted a 10b5-1 plan to facilitate the purchase of the shares during periods it might otherwise be prevented by insider trading laws from making such repurchases. Shares were purchased in open market transactions.

ITEM 6 – EXHIBITS

10.1:	Tenancy Agreement between Brilliant Manufacturing LTD and PTE LTD CyberOptics (Singapore) Private Limited Term 15 May 2008 to 14 May 2011

31.1:	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes Oxley Act of 2002

31.2:	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes Oxley Act of 2002

32:	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

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

Dated:   May 8, 2008