Form 10-Q
period 2008-09-30
CYBEROPTICS CORP
filed 2008-11-06
CIK 768411

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At November 5, 2008, there were 6,744,423 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION
(Unaudited)

(In thousands except share information)	September 30, 2008	December 31, 2007

ASSETS

Cash and cash equivalents	$4,277	$18,864
Marketable securities	9,759	11,953
Accounts receivable, net	10,369	9,781
Inventories	9,990	10,640
Other current assets	1,672	1,466
Deferred tax assets	2,575	2,575

Total current assets	38,642	55,279

Marketable securities	15,192	21,801
Equipment and leasehold improvements, net	2,694	1,944
Intangible and other assets, net	1,001	1,069
Goodwill	4,979	5,207
Other assets	190	—
Deferred tax assets	1,739	1,739

Total assets	$64,437	$87,039

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$2,686	$3,209
Advance customer payments	640	794
Accrued expenses	2,912	3,337

Total current liabilities	6,238	7,340

Other liabilities	1,362	1,583

Total liabilities	7,600	8,923

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 37,500,000 shares authorized, 6,744,423 shares issued and outstanding at September 30, 2008 and 8,793,059 at December 31, 2007	28,959	49,303
Accumulated other comprehensive loss	(432)	(112)
Retained earnings	28,310	28,925

Total stockholders’ equity	56,837	78,116

Total liabilities and stockholders’ equity	$64,437	$87,039

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands, except per share amounts)	2008	2007	2008	2007

Revenues	$11,570	$16,173	$38,768	$43,888
Cost of revenues	6,578	7,910	21,415	21,399

Gross margin	4,992	8,263	17,353	22,489

Research and development expenses	2,830	2,524	8,002	7,057
Selling, general and administrative expenses	3,734	3,888	11,029	11,042
Singapore severance and recruitment expenses	98	—	476	—
Amortization of intangibles	46	45	136	136

Income (loss) from operations	(1,716)	1,806	(2,290)	4,254

Interest income and other	276	587	1,039	1,705

Income (loss) before income taxes	(1,440)	2,393	(1,251)	5,959

Income tax provision (benefit)	(668)	920	(637)	2,135

Net income (loss)	$(772)	$1,473	$(614)	$3,824

Net income (loss) per share – Basic	$(0.11)	$0.17	$(0.08)	$0.43

Net income (loss) per share – Diluted	$(0.11)	$0.16	$(0.08)	$0.43

Weighted average shares outstanding – Basic	7,208	8,924	8,022	8,901

Weighted average shares outstanding – Diluted	7,208	8,991	8,022	8,984

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION
(Unaudited)

	Nine Months Ended September 30,

(In thousands)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(614)	$3,824
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	1,654	1,389
Provision for doubtful accounts	(34)	63
Provision for inventory obsolescence	289	293
Foreign currency transaction (gains) losses	176	(54)
Stock compensation costs	367	554
Unrealized loss on available for sale equity security	166	—
Realized gains on available for sale marketable securities	(39)	—
Changes in operating assets and liabilities:
Accounts receivable	(554)	(3,010)
Inventories	(150)	(3,442)
Other assets	(266)	(84)
Accounts payable	(527)	694
Advance customer payments	(154)	878
Accrued expenses	(660)	(128)

Net cash (used) provided by operating activities	(346)	977

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale marketable securities	11,558	15,430
Proceeds from sales of available for sale marketable securities	6,860	—
Purchases of available for sale marketable securities	(10,086)	(25,971)
Additions to equipment and leasehold improvements	(1,568)	(845)
Additions to patents	(269)	(200)

Net cash provided (used) by investing activities	6,495	(11,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	12	630
Excess tax benefit from exercise of stock options	2	28
Proceeds from issuance of common stock under employee stock purchase plan	227	306
Repurchase of common stock	(20,949)	(163)

Net cash (used) provided by financing activities	(20,708)	801

Effects of exchange rate changes on cash and cash equivalents	(28)	(25)

Net decrease in cash and cash equivalents	(14,587)	(9,833)

Cash and cash equivalents – beginning of period	18,864	30,056

Cash and cash equivalents – end of period	$4,277	$20,223

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION

1. INTERIM REPORTING:

The interim condensed consolidated financial statements presented herein as of September 30, 2008, and for the three and nine month periods ended September 30, 2008 and 2007, are unaudited, but in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and nine month periods ended September 30, 2008 do not necessarily indicate the results to be expected for the full year. The December 31, 2007 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

2. ACCOUNTING FOR STOCK-BASED COMPENSATION:

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective method. This statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based on the grant date fair value of the award. Under the modified prospective method, we are required to record equity-based compensation expense for all awards granted after the date of adoption, and for all unvested shares granted prior to the date of adoption. We utilize the straight-line method of expense recognition over the award’s service period for our graded vesting options. The fair value of stock options, granted before and after adoption of SFAS No. 123(R), has been determined using the Black-Scholes model. The compensation expense recognized for all equity based awards is net of estimated forfeitures, which were based on historical data. We have classified equity based compensation within our statement of operations in the same manner as our cash based employee compensation costs. No stock options were granted in the nine months ended September 30, 2008. We did issue 3,000 shares of common stock to our non-employee directors in connection with our annual meeting in May 2008. The shares were valued at their fair market value on the date of grant, and corresponding general and administrative expense of $27,000 was recorded in the second quarter and is reflected in our results of operations for the nine months ended September 30, 2008.

The following tables set forth compensation expense (pre-tax) by segment for our equity-based awards for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,

(In thousands)	Electronic Assembly		Semi- Conductor		Total

	2008	2007	2008	2007	2008	2007

Cost of revenues	$21	$27	$3	$3	$24	$30
Research and development expenses	20	32	7	7	27	39
Selling, general and administrative expenses	56	60	5	6	61	66

Total	$97	$119	$15	$16	$112	$135

	Nine Months Ended September 30,

(In thousands)	Electronic Assembly		Semi- Conductor		Total

	2008	2007	2008	2007	2008	2007

Cost of revenues	$66	$77	$10	$9	$76	$86
Research and development expenses	62	97	20	21	82	118
Selling, general and administrative expenses	195	332	14	18	209	350

Total	$323	$506	$44	$48	$367	$554

Total equity based compensation expense in the three months ended September 30, 2008 includes $75,000 for stock option awards, $22,000 for our employee stock purchase plan and $15,000 for unvested restricted stock units. Total equity based compensation expense in the three months ended September 30, 2007 includes $98,000 for stock option awards, $28,000 for our employee stock purchase plan and $9,000 for unvested restricted stock units. Total equity based compensation expense in the nine months ended September 30, 2008 includes $227,000 for stock option awards, $70,000 for our employee stock purchase plan, $43,000 for unvested restricted stock units and $27,000 for shares issued to our non-employee directors. Total equity based compensation expense in the nine months ended September 30, 2007, includes $442,000 for stock option awards, $85,000 for our employee stock purchase plan and $27,000 for unvested restricted stock units.

At September 30, 2008, the total unrecognized compensation cost related to non vested equity based compensation arrangements was $681,000 and the related weighted average period over which it is expected to be recognized is 1.5 years.

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

Stock Options

We have three stock incentive plans that are administered under the supervision of the Compensation Committee of the Board of Directors. There are 1,043,882 shares of common stock reserved in the aggregate for issuance of options and other stock based benefits under these plans, including restricted stock units to employees, officers, non-employee directors and others. Reserved shares underlying canceled options are available for future grant under our active plans. Options are granted at an option price per share equal to or greater than the market value at the date of grant. Generally, options granted to employees vest over a four-year period and expire five, seven, or ten years after the date of grant. No stock options were granted during the nine months ended September 30, 2008. As of September 30, 2008, there were 440,866 shares of common stock available under these plans for future issuance to employees, officers and others. There are no shares available under these plans for future issuance to non-employee directors. In addition, there are 50,000 shares reserved and included in the plan summaries below that are not part of the three stock incentive plans.

The following is a summary of stock option activity during the nine months ended September 30, 2008:

	Options Outstanding	Weighted Average Exercise Price Per Share

Outstanding, December 31, 2007	607,346	$11.71
Granted	—	—
Exercised	(2,250)	$5.20
Forfeited or expired	(19,200)	$13.13

Outstanding, September 30, 2008	585,896	$11.69

Exercisable, September 30, 2008	495,243	$11.50

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The weighted average remaining contractual term and aggregate intrinsic value for options outstanding at September 30, 2008 was 3.26 years and $292,115. The weighted average remaining contractual term and aggregate intrinsic value of options exercisable at September 30, 2008 was 2.94 years and $292,115. The aggregate intrinsic value of stock options exercised in the nine months ended September 30, 2008 was $11,790. During the nine months ended September 30, 2008, we received total proceeds of $12,000 from the exercise of stock options and the excess tax benefit recognized as a credit to stockholders equity was $2,000.

Restricted Stock Units

Our 1998 Stock Incentive Plan also permits our Compensation Committee to grant other stock-based benefits, including restricted stock units. Restricted stock units are valued at a price equal to the fair market value of our common stock on the date of grant, vest over a four year period and entitle the holders to one share of our common stock for each restricted stock unit. The aggregate intrinsic value of outstanding restricted stock units as of September 30, 2008 was $154,080. There were no grants or forfeitures of restricted stock units and none of the restricted stock units vested in the nine months ended September 30, 2008.

A summary of activity in non vested restricted stock units for the nine months ended September 30, 2008 is as follows:

Non vested restricted stock units	Shares	Weighted – Average Grant Date Fair Value

Non vested at December 31, 2007	17,120	$12.65
Granted	—	—
Vested	—	—
Forfeited	—	—

Non vested at September 30, 2008	17,120	$12.65

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. There were 28,505 shares issued under this plan in the nine months ended September 30, 2008 and 28,859 shares issued in the nine months ended September 30, 2007. As of September 30, 2008, 112,812 shares remain available for future issuance under this plan.

3. CERTAIN BALANCE SHEET COMPONENTS:

Inventories consist of the following:

(In thousands)	September 30, 2008	December 31, 2007

Raw materials and purchased parts	$4,183	$4,563
Work in process	889	1,280
Finished goods	4,918	4,797

Total inventories	$9,990	$10,640

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

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2008	2007	2008	2007

Balance at beginning of period	$751	$905	$819	$796
Accrual for warranties	245	88	683	591
Settlements made during the period	(226)	(87)	(732)	(481)

Balance at end of period	$770	$906	$770	$906

4. INTANGIBLE ASSETS and GOODWILL:

Intangible assets consist of the following:

	As of September 30, 2008			As of December 31, 2007

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Developed technology	$7,775	$(7,258)	$517	$7,775	$(7,122)	$653
Patents and trademarks	2,831	(2,347)	484	2,562	(2,146)	416

Total	$10,606	$(9,605)	$1,001	$10,337	$(9,268)	$1,069

Amortization expense for the three and nine month periods ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2008	2007	2008	2007

Developed technology	$46	$45	$136	$136
Patents and trademarks	70	61	201	181

Total	$116	$106	$337	$317

As required by SFAS 142, we periodically reassess the carrying value, useful lives and classification of identifiable intangible assets. Amortization of patents and trademarks has been classified as research and development expense in the accompanying statement of operations. Estimated aggregate amortization expense based on current intangibles for the next four years is expected to be as follows: $100,000 for the remainder of 2008 and $343,000 in 2009, $343,000 in 2010, and $215,000 in 2011.

Given the downward trend in the stock market subsequent to September 30, 2008, there is an increased risk we could have an impairment with our nearly $6 million of goodwill and intangible assets when we complete our annual test in the quarter ending December 31, 2008.

Goodwill, which is solely related to our electronic assembly segment, decreased by $228,000 in the nine months ended September 30, 2008 solely as the result of the translation impact on foreign denominated goodwill balances.

5. BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS:

Our electronic assembly segment is the design, manufacture and sale of optical process control sensors and inspection systems for the electronics assembly equipment market. The semiconductor segment is the design, manufacture and sale of optical and other process control sensors and related equipment for the semiconductor capital equipment market. Information regarding our segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2008	2007	2008	2007

Revenue
Electronic Assembly
OEM Sensors	$4,527	$10,128	$17,289	$24,811
SMT Systems	5,785	4,719	17,475	14,970

Total Electronic Assembly	10,312	14,847	34,764	39,781

Semiconductor	1,258	1,326	4,004	4,107

Total	$11,570	$16,173	$38,768	$43,888

Income (loss) from operations
Electronic Assembly	$(1,673)	$1,758	$(2,292)	$4,155
Semiconductor	(43)	48	2	99

Total income (loss) from operations	(1,716)	1,806	(2,290)	4,254
Interest income and other	276	587	1,039	1,705

Income (loss) before taxes	$(1,440)	$2,393	$(1,251)	$5,959

Depreciation and amortization:
Electronic Assembly	$483	$452	$1,456	$1,222
Semiconductor	68	57	198	167

Total	$551	$509	$1,654	$1,389

Export sales were 84% of revenue in the three months ended September 30, 2008 and 86% of revenue in the nine months ended September 30, 2008. Export sales were 85% of revenue in the three months ended September 30, 2007 and 87% of revenue in the nine months ended September 30, 2007. All of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2008	2007	2008	2007

Americas	$340	$11	$1,433	$914
Europe	3,976	5,017	12,620	14,447
Asia	5,434	8,732	19,226	22,845
Other	6	20	10	20

Total export sales	$9,756	$13,780	$33,289	$38,226

We are dependent upon two electronic assembly customers, Assembleon and Juki, for a significant portion of our revenue. Sales to Juki accounted for 21% of our total revenue in the nine months ended September 30, 2008 and 28% of our total revenue in the year ended December 31, 2007. Sales to Assembleon accounted for 16% of our total revenue in the nine months ended September 30, 2008 and 20% of our total revenue in the year ended December 31, 2007.

Assembleon has notified us that it is developing new pick and place technology for future generations of its equipment. We have decided not to pursue new alignment sensor and fiducial cameras for use with this technology. Sales of alignment sensors and fiducial cameras that are impacted by this decision represented approximately 12% of our total revenue in the nine months ended September 30, 2008 and 12% of our total revenue in the year ended December 31, 2007. We believe that Assembleon’s transition away from our alignment sensors and fiducial cameras will not occur until late 2009.

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

Common equivalent shares are excluded from the calculation of net loss per diluted share due to their anti-dilutive effect. As a result, no common equivalent shares were included in the calculation of net loss per diluted share for the three and nine months ended September 30, 2008. The calculation of diluted net income per common share includes 67,000 common equivalent shares for the three months ended September 30, 2007 and 83,000 common equivalent shares for the nine months ended September 30, 2007.

The calculation of diluted net income (loss) per common share excludes 635,000 potentially dilutive shares for the three months ended September 30, 2008, 316,000 potentially dilutive shares for the three months ended September 30, 2007, 643,000 potentially dilutive shares for the nine months ended September 30, 2008 and 314,000 potentially dilutive shares for the nine months ended September 30, 2007, because their effect would be anti-dilutive.

7. COMPREHENSIVE INCOME:

Components of comprehensive income (loss) include net income (loss), foreign-currency translation adjustments and unrealized gains and losses on our available-for-sale marketable securities. Total comprehensive income (loss) amounted to $(1,178,000) for the three months ended September 30, 2008 and $1,799,000 for the three months ended September 30, 2007. Total comprehensive income (loss) amounted to $(927,000) for the nine months ended September 30, 2008 and $4,132,000 for the nine months ended September 30, 2007. At December 31, 2007 and September 30, 2008, components of accumulated other comprehensive loss is as follows:

(In thousands)	Foreign Currency Translation	Unrealized Gains on Securities	Accumulated Other Comprehensive Loss

Balance December 31, 2007	$(368)	$256	$(112)
Current year change	(106)	(214)	(320)

Balance September 30, 2008	$(474)	$42	$(432)

Included in the current year change for unrealized gains on securities is $3,000 of unrealized losses which existed in the December 31, 2007 balance. These securities were either sold in 2008 or the amount of unrealized loss at December 31, 2007 was included in the adjustment described in Note 16.

8. INCOME TAXES:

We recorded a tax provision in the nine months ended September 30, 2008 at an effective tax rate of 51%. This compared to an effective tax rate of 36% in the nine month period ended September 30, 2007. The change in the effective tax rate is due to the impact of recorded discrete items as described below, partially offset by projected losses in 2008 for which a tax benefit has not been recognized due to certain nondeductible expenses and elimination of the research and experimentation (R&D) tax credit. In October 2008, the R&D tax credit was signed into law, retro-active to the beginning of 2008. As a result, we presently expect to recognize a benefit from the R&D tax credit in the fourth quarter of 2008.

During the three and nine months ended September 30, 2008 we recognized a $257,000 income tax benefit as a discrete item resulting from a reduction in our reserves for income tax exposures under Financial Accounting Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN #48) due to an expiring domestic statute of limitations. During the three and nine months ended September 30, 2007 we recognized additional income tax expense of $64,000 as a discrete item due to a reduction in deferred tax assets resulting from a tax law change in the United Kingdom. Other discrete items impacting the effective tax rate in the three and nine months ended September 30, 2008 and 2007 were inconsequential.

We have been notified that the Internal Revenue Service intends to audit our 2006 federal income tax return. The audit is expected to begin in November 2008. We presently anticipate that the audit will not have a material impact on our results of operations or financial position.

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature near the last day of each quarter, and are designated as cash flow hedges. At September 30, 2008, we had one open swap agreement that was purchased on September 30, 2008, the fair value of which was inconsequential.

In the three months ended September 30, 2008, we recognized a net gain of $93,000 from the settlement of foreign currency swap agreements that partially offset a corresponding transaction loss on the underlying inter-company balance of $139,000. In the nine months ended September 30, 2008, we recognized a net gain of $79,000 from the settlement of foreign currency swap agreements that partially offset a corresponding transaction loss on the underlying inter-company balance of $140,000. Foreign currency swap agreements, and the impact of currency fluctuations on the underlying inter-company balance were insignificant in the three and nine months ended September 30, 2007.

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

12. REPURCHASE OF COMMON STOCK AND MODIFIED DUTCH AUCTION TENDER OFFER:

During the nine months ended September 30, 2008 we spent $20,949,000 to repurchase a total of 2,082,391 shares of our common stock. We repurchased 1,499,996 shares of our common stock at a price of $10.00 per share in the third quarter of 2008 under a modified Dutch auction tender. We repurchased 582,395 shares of our common stock in the first and second quarters of 2008 under share repurchase authorizations approved by our board of directors in October 2007 and February 2008. No share repurchase authorizations are currently in effect.

13. SINGAPORE TRANSITION AND RELATED ACCRUALS:

In February 2008, we announced our intention to move our systems related research and development and manufacturing operations for our electronic assembly segment to Singapore. Our Singapore based research and development organization will be fully staffed by the end of 2008, with the transition of systems related manufacturing scheduled for completion by mid 2009. The move will enable us to become more responsive to the needs of our growing base of Asian SMT systems customers, permit core optical engineering resources in Minneapolis to work on anticipated new OEM and end user inspection opportunities, and attain future cost savings.

Transition costs of approximately $1.7 million are expected in 2008 for redundant headcount and other expenses as we build our new Singapore based research and development staff, and phase out the employees and contractors that we have been using in Minneapolis. Included in this estimate are costs of approximately $1.1 million for wages, benefits, travel and other expenses while we train our new employees and establish operations in Singapore. Virtually all of these costs will be classified as research and development in our statement of operations. In addition, we expect severance costs of up to $350,000 and recruitment costs of up to $250,000 related to our Singapore transition. These costs will be classified as severance and recruitment in our statement of operations. No costs were incurred prior to 2008. During the three months ended September 30, 2008, transition costs related to our move to Singapore totaled $650,000, including $98,000 of costs classified as severance and recruitment, $502,000 of costs classified as research and development and $50,000 of costs classified as general and administrative. During the nine months ended September 30, 2008, transition costs totaled $1,442,000, including $476,000 of costs classified as severance and recruitment, $879,000 of costs classified as research and development and $87,000 of costs classified as general and administrative. Unpaid severance and recruitment costs are included as a component of accrued expenses in our balance sheet.

A summary of our Singapore severance and recruitment accruals is as follows:

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008

(In thousands)	Severance	Recruiting	Total	Severance	Recruiting	Total

Balance at Beginning of Period	$156	$3	$159	$—	$—	$—
Costs incurred	76	22	98	261	215	476
Payments made	—	(25)	(25)	(29)	(215)	(244)

Balance at September 30, 2008	$232	$—	$232	$232	$—	$232

14. NEW LEASE COMMITMENT:

We have entered into a lease agreement for a new facility in Singapore that provides for a 3 year term from May 15, 2008, annual rent of approximately $350,000 and a two year renewal option. Rent expense has been computed on a straight-line basis from our effective occupancy date of April 1, 2008. Costs for initial leasehold improvements and equipment related to the new Singapore facility were $276,000. Except for this new lease, there have been no other significant changes to our contractual obligations in the nine months ended September 30, 2008, and we have not entered into any other material commitments for capital expenditures.

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

The following table provides information regarding fair value measurements for our cash equivalents and marketable securities as of September 30, 2008 according to the three-level fair value hierarchy:

		Fair Value Measurements at Reporting Date Using

(in thousands)	Balance September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$2,452	$—	$2,452	$—
U.S. government and agency obligations	$20,103	$—	$20,103	$—
Corporate debt securities	$3,072	$—	$3,072	$—
Asset backed securities	$1,727	$—	$1,727	$—
Equity securities	$49	$49	$—	$—

Changes in the fair value of these investments for the three and nine months ended September 30, 2008, resulting from our adoption of SFAS No. 157, had no impact on our consolidated financial statements. Our foreign currency swap agreements are structured to mature on the last day of each quarter. As a result, the fair value associated with these agreements is inconsequential.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. This standard was effective beginning after December 31, 2007. We elected not to adopt the provisions of SFAS No. 159 in the nine months ended September 30, 2008.

16. MARKETABLE SECURITIES:

Interest income and other for the nine months ended September 30, 2008 includes a $166,000 unrealized loss on an available for sale equity security, recognized in the second quarter of 2008, resulting from a decline in market value which was determined to be other than temporary. At September 30, 2008, this security had a remaining carrying value of approximately $49,000, and we had no other investments in marketable equity securities.

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

FORWARD LOOKING STATEMENTS:

          The following management’s discussion and analysis contains a number of estimates and predictions that are forward looking rather than based on historical fact. Among other matters, we discuss (i) our expectations regarding the transfer of our research and development and manufacturing operations for our systems products to Singapore and the costs we expect to incur this year, and avoid in the future, because of that transfer; (ii) our anticipated revenues and losses for the fourth quarter of 2008; (iii) the timing of introduction of and the potential margin improvement resulting from our next-generation solder paste inspection system; (iv) other new technologies that we have under development; (v) the potential effect, if any, of our sensors not being used in the future by a significant customer; (vi) our expectations regarding market acceptance of WaferSenseTM and our other semiconductor products; (vii) our beliefs regarding trends in the general economy and its impact on markets for our equipment; (viii) the impact of currency fluctuations on our operations, and: (iv) the potential impact, if any, of a pending Internal Revenue Service audit of our 2006 federal income tax return. Although we have made these statements based on our experience and best estimate of future events, there may be events or factors that we have not anticipated, and the accuracy of our statements and estimates are subject to a number of risks, including those identified in Item 1A of this Form 10-Q and in our Annual Report on Form 10-K.

REPURCHASE OF COMMON STOCK AND MODIFIED DUTCH TENDER OFFER:

          As described in Note 12 of the accompanying consolidated financial statements, we completed a $15.0 million modified Dutch tender offer for our common stock in the third quarter of 2008, resulting in our repurchase of 1.5 million shares of our common stock at a price of $10.00 per share. All common share repurchase programs have been canceled and we presently have no authorization from our board of directors to repurchase shares of our common stock.

RESULTS OF OPERATIONS:

General

          Our revenues were $11.6 million in the quarter ended September 30, 2008, down from $16.2 million in the same period last year. We lost $1.7 million from operations in the quarter ended September 30, 2008, down from operating income of $1.8 million in the quarter ended September 30, 2007.

          There were a number of factors contributing to our loss in the third quarter of 2008. Revenue from our higher margin electronic assembly sensors were down 55% when compared to the third quarter of 2007. In addition, our lower margin next generation LNC 60 sensor constituted a higher percentage of our electronic assembly sensor sales in the third quarter of 2008. We experienced continuing price pressures in the third quarter of 2008, particularly for our SMT system products. Income from operations was also impacted by $650,000 of total expenses related to the transition of research and development and manufacturing operations for our system products to Singapore.

          Our order rate decreased 20% in the third quarter of 2008 to $11.3 million from $14.2 million in the second quarter of 2008, and our backlog decreased 5% to $5.2 million at September 30, 2008 from $5.5 million at June 30, 2008, reflecting the impact of the sluggish global economy on sales of the pick and place machines into which our electronic assembly sensors are installed and the need for additional printed circuit production lines that use our SMT inspection system products. As global economic conditions deteriorate, the demand for additional capacity to produce printed circuit boards slows, which has a negative impact on our revenue. We expect market conditions to deteriorate further, at least through the fourth quarter of 2008. We also anticipate continued gross margin pressures, ongoing investment in next generation systems and new inspection technologies, as well as total pre-tax costs of approximately $250,000 associated with the transition to Singapore. Due to these factors, we are presently forecasting revenue of $9.5 - $8.5 million and a loss of $0.16 to $0.21 per share for the quarter ending December 31, 2008.

          We believe that 2008 will be a year of transition for CyberOptics. We are on schedule to have our Singapore based research and development organization for our systems products fully staffed by the end of 2008, with manufacturing for all systems products scheduled for Singapore by mid 2009. We had incurred Singapore transition costs of $1.4 million through September 30, 2008 and expect transition costs of approximately $1.7 million for the full year, for redundant headcount, training and other costs as we build our new Singapore based research and development organization and phase out employees and contractors in Minneapolis. We anticipate that the transition to Singapore will result in annual research and development cost savings of approximately $1.5 million starting in 2009.

          Introduction of our next generation solder paste inspection system, which incorporates a cost-reduced platform with enhanced performance, is now scheduled for introduction in the second quarter of 2009. Previously, this system had been scheduled for introduction in the fourth quarter of 2008. We believe this new platform, which replaces our current SE 300 Ultra product, will relieve some of the margin pressure and also provide continued revenue growth from solder paste inspection. At the same time, we are pursuing several promising new inspection opportunities with OEM and end user customers. Our research and development efforts are creating new technologies for both OEM and end user markets which we believe will lower the cost of inspection and provide faster production through-put speeds, better ease of use, and improved resolution for inspecting progressively smaller electronic components.

          In addition, we have decided not to pursue new alignment sensor products for use with evolving pick and place technology being developed by one of our key OEM customers, Assembleon, for future generations of its equipment. We will continue to work with Assembleon and others to integrate our new OEM inspection technologies into their platforms. Although alignment sensor sales to Assembleon constituted 12% of our revenue in the nine months ended September 30, 2008 and 12% of our revenue in 2007, we believe their transition away from our alignment sensors will not occur until late 2009 and will be offset by sales of new inspection products.

Segment Results

          Operating results for our electronic assembly and semiconductor segments for the three and nine month periods ended September 30, 2008 and 2007 are as follows:

	Three months ended September 30, 2008			Three months ended September 30, 2007

(In thousands)	Electronic Assembly	Semi- Conductor	Total	Electronic Assembly	Semi- Conductor	Total

Revenue	$10,312	$1,258	$11,570	$14,847	$1,326	$16,173
Cost of revenue	6,055	523	6,578	7,432	478	7,910

Gross profit	4,257	735	4,992	7,415	848	8,263

Research and development expenses	2,424	406	2,830	2,099	425	2,524
Selling, general and administrative expenses	3,380	354	3,734	3,531	357	3,888
Singapore severance and recruitment expenses	98	—	98	—	—	—
Amortization of intangibles	28	18	46	27	18	45

Income (loss) from operations	$(1,673)	$(43)	$(1,716)	$1,758	$48	$1,806

	Nine months ended September 30, 2008			Nine months ended September 30, 2007

(In thousands)	Electronic Assembly	Semi- Conductor	Total	Electronic Assembly	Semi- Conductor	Total

Revenue	$34,764	$4,004	$38,768	$39,781	$4,107	$43,888
Cost of revenue	19,869	1,546	21,415	19,966	1,433	21,399

Gross profit	14,895	2,458	17,353	19,815	2,674	22,489

Research and development expenses	6,703	1,299	8,002	5,757	1,300	7,057
Selling, general and administrative expenses	9,926	1,103	11,029	9,821	1,221	11,042
Singapore severance and recruitment expenses	476	—	476	—	—	—
Amortization of intangibles	82	54	136	82	54	136

Income (loss) from operations	$(2,292)	$2	$(2,290)	$4,155	$99	$4,254

Revenues

          Our revenues decreased by 28% to $11.6 million in the three months ended September 30, 2008 from $16.2 million in the three months ended September 30, 2007, and decreased by 12% to $38.7 million in the nine months ended September 30, 2008 from $43.9 million in the nine months ended September 30, 2007. The following table sets forth revenues by product line for the three and nine month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2008	2007	2008	2007

Electronic Assembly
OEM Sensors	$4,527	$10,128	$17,289	$24,811
SMT Systems	5,785	4,719	17,475	14,970

Total Electronic Assembly	10,312	14,847	34,764	39,781
Semiconductor	1,258	1,326	4,004	4,107

Total	$11,570	$16,173	$38,768	$43,888

          Electronic Assembly

          Revenues from our electronic assembly OEM sensors decreased by 55% to $4.5 million in the three months ended September 30, 2008 from $10.1 million in the three months ended September 30, 2007 and decreased by 30% to $17.3 million in the nine months ended September 30, 2008 from $24.8 million in the nine months ended September 30, 2007. Revenues from our electronic assembly sensors historically have been cyclical in nature, with periods of growth as worldwide capacity is added to support increased consumer demand for electronic products, and new capital equipment is purchased as a result of technology changes in electronic components, such as miniaturization and changing production requirements. These periods of growth have historically been followed by periods of excess capacity and reduced capital spending. Sales of electronic assembly sensors were somewhat sluggish throughout the last quarter of 2007 and the first half of 2008, after peaking in the third quarter of 2007. Sales of electronic assembly sensors declined significantly further in the third quarter of 2008, reflecting the impact of a sluggish global economy and a cyclical slowdown in the market for automated pick and place equipment.

          Revenues from our SMT systems products, which are not solely dependent on expansions of SMT production capacity since a substantial portion of our systems business involves retrofitting existing production lines with our solder paste or AOI inspection systems or both, increased by 23% to $5.8 million in the three months ended September 30, 2008 from $4.7 million in the three months ended September 30, 2007 and increased by 17% to $17.5 million in the nine months ended September 30, 2008 from $15.0 million in the nine months ended September 30, 2007. Sales of SMT systems products for the three and nine months ended September 30, 2008 were positively impacted by new products and enhancements, including our new Flex Ultra HR inspection system. Sales of AOI inspection systems increased by $700,000 or 64% in the three months ended September 30, 2008 and by $2.0 million or 52% in the nine months ended September 30, 2008 when compared to the same periods of last year. Sales of solder paste inspection systems and SMT service for both the three and nine months ended September 30, 2008 were comparable to 2007. During the past year we have invested heavily in the development and enhancement of our SE 300 Ultra solder paste inspection system and Flex Ultra automated optical inspection (AOI) system. We believe that these new product developments and enhancements have led to higher revenue from sales of SMT inspection systems in 2008 compared to 2007. However, we believe that sales of SMT inspection systems will decline in the fourth quarter of 2008, from sales levels in both the third quarter of 2008 and the fourth quarter of 2007, reflecting the negative impact of the sluggish global economy on the need for additional printed circuit board production lines that use our SMT inspection systems. We expect market conditions and demand for our electronic assembly sensors and SMT systems products to deteriorate further, at least through the fourth quarter of 2008.

          Export revenue from electronic assembly sensors and SMT systems totaled $9.1 million or 88% of revenue in the three months ended September 30, 2008, compared to $13.4 million or 90% of revenue in the three months ended September 30, 2007. Export revenue from electronic assembly sensors and SMT systems totaled $31.5 million or 91% of revenue in the nine months ended September 30, 2008, compared to $37.0 million or 93% of revenue in the nine months ended September 30, 2007. The international markets of China and the rest of Asia, Japan and Europe account for a significant portion of the production capability of capital equipment for the manufacture of electronics, the primary market for our electronic assembly sensor and SMT system product lines. An increasing proportion of our sales have been to international customers as manufacturing of electronic components has migrated offshore, particularly to China and other areas of Asia.

          Semiconductor

          Revenues from semiconductor products decreased by 8% to $1.2 million in the three months ended September 30, 2008 from $1.3 million in the three months ended September 30, 2007 and decreased by approximately 3% to $4.0 million in the nine months ended September 30, 2008 from $4.1 million in the nine months ended September 30, 2007. The decrease in the three and nine months ended September 30, 2008 was due to lower revenue from our wafer mapping and frame grabber products, offset in part by increased sales of our new WaferSense products.

          Our wafer mapping and frame grabber products are relatively mature. We anticipate that future growth in our semiconductor revenues exclusive of changes related to capital procurement cycles will come from our new WaferSense™ products. WaferSense™ is a family of wireless, wafer like precision measurement tools for in-situ setup, calibration and process optimization in semiconductor processing equipment. We are currently working on, or recently introduced, several new additions to the WaferSense™ product line, including additional leveling sensors, along with new gapping, teaching and vibration sensors. Sales of WaferSense products totaled $391,000 and $1.1 million in the three and nine months ended September 30, 2008 compared to $277,000 and $662,000 in the three and nine months ended September 30, 2007.

          Export revenue as a percentage of total semiconductor revenue totaled $651,000 or 52% of revenue in the three months ended September 30, 2008, compared to $428,000 or 32% of revenue in the three months ended September 30, 2007. Export revenue as a percentage of semiconductor revenue totaled $1.8 million or 45% of revenue in the nine months ended September 30, 2008, compared to $1.2 million or 30% of revenue in the nine months ended September 30, 2007. The increase in export revenue as a percentage of total semiconductor revenue in the three and nine months ended September 30, 2008 was due to higher sales of WaferSense in Asia and lower sales of wafer mapping sensors, which do not generate significant export revenue.

Gross Margin

          Electronic Assembly

          Gross margin as a percentage of electronic assembly sales was 42% in the three months ended September 30, 2008, compared to 50% in the three months ended September 30, 2007. Gross margin as a percentage of electronic assembly sales was 43% in the nine months ended September 30, 2008, compared to 50% in the nine months ended September 30, 2007. The reduction in gross margin percentage during the three and nine months ended September 30, 2008 was due to significantly lower sales of higher margin electronic assembly sensors, greater sales of our lower margin next generation LNC 60 sensor to Juki and greater sales of lower margin SMT system products when compared to the same periods in 2007. We also continued to experience price pressure throughout 2008, particularly with respect to our SMT system products. The nine months ended September 30, 2007 also includes a $250,000 benefit from a warranty recovery.

          Planned cost reductions for the new fifth generation LNC 60 sensor, combined with increased volume as Juki utilizes this sensor in new platforms, will improve the economics of this product in future periods. With respect to our electronic assembly SMT system products, the number of machines sold in a given transaction, the geographic area where the sale occurs, and whether the product is sold direct to the end user customer or through a distributor can impact our gross margins. The market for SMT inspection system products, including both our solder paste and automated optical inspection (AOI) system products is becoming increasingly competitive, both in terms of technology and pricing. The increasing competition in the SMT system market has had a negative impact on our SMT systems gross margins compared to prior periods. We anticipate that pricing pressures will continue due to the heightened competition in the marketplace. Our next-generation solder paste inspection system, which incorporates a cost-reduced platform with enhanced performance, is scheduled for introduction in the second quarter of 2009. We believe this new platform, which will replace our current SE 300 Ultra product, will relieve some of the margin pressure, while also enabling continued revenue growth from solder paste inspection.

          Semiconductor

          Gross margin as a percentage of semiconductor sales was 58% in the three months ended September 30, 2008, compared to 64% in the three months ended September 30, 2007. Gross margin as a percentage of semiconductor sales was 61% in the nine months ended September 30, 2008, compared to 66% in the nine months ended September 30, 2007. The decrease in gross margin as a percentage of semiconductor sales in 2008, compared to 2007, is due to a change in product mix, with our highest margin wafer mapping sensors representing a smaller percentage of total semiconductor revenue and lower production volumes over which to spread fixed manufacturing overhead costs that do not vary with activity levels.

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

          In February 2008, we announced our intention to move our systems related research and development and manufacturing operations to Singapore. Our Singapore based research and development organization will be fully staffed by the end of 2008, with the transition of systems related manufacturing scheduled for completion by mid 2009. The move will enable us to become more responsive to the needs of our growing base of Asian SMT systems customers, permit core optical engineering resources in Minneapolis to work on anticipated new OEM and end user inspection opportunities, and attain future cost savings. We anticipate additional total costs associated with our transition to Singapore of approximately $250,000 during the fourth quarter of 2008. We estimate total costs associated with the transition to Singapore in 2008 of approximately $1.7 million. We anticipate future annual research and development savings from this transition of approximately $1.5 million per year starting in 2009.

          During the three months ended September 30, 2008, transition costs related to our move to Singapore totaled $650,000, including $98,000 of costs classified as severance and recruitment, $502,000 of costs classified as research and development and $50,000 of costs classified as general and administrative. During the nine months ended September 30, 2008, transition costs totaled $1.4 million, including $476,000 of costs classified as severance and recruitment, $879,000 of costs classified as research and development and $87,000 of costs classified as general and administrative.

          Electronic Assembly

          Electronic assembly research and development expenses were $2.4 million or 24% of revenue in the three months ended September 30, 2008, compared to $2.1 million or 14% of revenue in the three months ended September 30, 2007. Research and development expenses were $6.7 million or 19% of revenue in the nine months ended September 30, 2008, compared to $5.8 million or 14% of revenue in the nine months ended September 30, 2007. The 10% and 5% increases in electronic assembly research and development expense in the three and nine months ended September 30, 2008, compared to the same periods of 2007, resulted from costs to transition our systems related research and development to Singapore and increased contract labor and prototype expense for further R&D investment in our SMT inspection system products, primarily our next generation solder paste inspection system. Singapore transition costs included in research and development expense for wages, training and related travel and other costs totaled $502,000 in the three months ended September 30, 2008 and $879,000 in the first nine months of 2008.

          Our new cost-reduced, enhanced performance solder paste inspection system, scheduled for introduction in the second quarter of 2009, should relieve some of the margin pressure we experience with our current SE 300 Ultra solder paste inspection system and also provide for continued revenue growth. Our research and development efforts are also creating new technologies for both OEM and end user markets which we believe will lower the cost of inspection and provide faster production through-put speeds, better ease of use, and improved resolution for inspecting progressively smaller electronic components.

          Electronic assembly selling, general and administrative expenses were $3.4 million or 33% of revenue in the three months ended September 30, 2008, compared to $3.5 million or 24% of revenue in the three months ended September 30, 2007. Selling, general and administrative expenses were $9.9 million or 29% of revenue in the nine months ended September 30, 2008, compared to $9.8 million or 25% of revenue in the nine months ended September 30, 2007. Selling, general and administrative expenses in the third quarter of 2007 included approximately $200,000 of costs related to a canceled acquisition. Excluding the impact of these costs on 2007 expenses, selling, general and administrative expenses were up slightly in the three and nine months ended September 30, 2008 compared to the same periods in 2007. The increase was due to higher sales commissions for third party sales representatives resulting from the increase in SMT system sales and the cost of additional field sales personnel added during the last year to support higher SMT system sales.

          Semiconductor

          Semiconductor research and development expenses were $406,000 or 32% of revenue in the three months ended September 30, 2008, compared to $425,000 or 32% of revenue in the three months ended September 30, 2007. Research and development expenses were $1.3 million or 32% of revenue in the nine months ended September 30, 2008, compared to $1.3 million or 32% of revenue in the nine months ended September 30, 2007. During 2008 and 2007, research and development efforts were primarily focused on development of new products for the semiconductor market, including enhancements to the WaferSense™ auto leveling sensor (ALS) first introduced in late 2004 and extensions to the WaferSense™ family of products, including new gapping, teaching and vibration sensors.

          Semiconductor selling, general and administrative expenses were $354,000 or 28% of revenue in the three months ended September 30, 2008, compared to $357,000 or 27% of revenue in the three months ended September 30, 2007. Selling, general and administrative expenses were $1.1 million or 28% of revenue in the nine months ended September 30, 2008, compared to $1.2 million or 30% of revenue in the nine months ended September 30, 2007. The decrease in selling, general and administrative expenses in the nine months ended September 30, 2008, compared to the same period of 2007, was due to a small reduction in general and administrative headcount which occurred in the first quarter of 2007.

Severance and Recruitment Costs

          Total costs of approximately $1.7 million are anticipated in 2008 as we transition our systems related research and development and manufacturing to Singapore. The portion classified as severance and recruitment is expected to total up to $600,000, consisting of severance costs of $350,000 and recruitment costs of $250,000. Virtually all remaining costs associated with our transition to Singapore will be classified as research and development in our statement of operations. Severance and recruitment costs related to our electronic assembly segment in the three months ended September 30, 2008 include $76,000 for severance and $22,000 for recruitment. Severance and recruitment costs related to our electronic assembly segment in the nine months ended September 30, 2008 include $261,000 for severance and $215,000 for recruitment.

Interest and Other

          Interest income and other includes interest earned on investments, realized gains and losses from sales of investments, gains and losses associated with foreign currency transactions and in 2008, an unrealized loss on an available for sale equity security. Interest income and other decreased during the three and nine months ended September 30, 2008 compared to the same periods of 2007 due to lower rates of interest earned on invested funds and lower invested balances of cash equivalents and marketable securities, primarily resulting from repurchases of our commons stock. In addition, we recognized a $166,000 unrealized loss on an available for sale equity security in the second quarter of 2008. The decline in market value for this security was determined to be other than temporary resulting in recognition of the unrealized loss in our statement of operations.

          We anticipate that interest income and other will decline in the fourth quarter of 2008 when compared to earlier periods in 2008 and the fourth quarter of 2007, due to lower available balances of cash and marketable securities resulting from repurchases of our common stock, as well as lower rates of interest earned on invested funds.

Provision for Income Taxes and Effective Income Tax Rate

          We recorded a tax provision in the nine months ended September 30, 2008 at an effective tax rate of 51%. This compared to an effective tax rate of 36% in the nine month period ended September 30, 2007. The change in the effective tax rate is due to the impact of recorded discrete items as described below, partially offset by projected losses in 2008 for which a tax benefit has not been recognized due to certain nondeductible expenses and elimination of the research and experimentation (R&D) tax credit. In October 2008, the R&D tax credit was signed into law, retro-active to the beginning of 2008. As a result, we presently expect to recognize a benefit from the R&D tax credit in the fourth quarter of 2008.

          During the three and nine months ended September 30, 2008 we recognized a $257,000 income tax benefit as a discrete item resulting from a reduction in our reserves for income tax exposures under Financial Accounting Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN #48) due to an expiring domestic statute of limitations. During the three and nine months ended September 30, 2007 we recognized additional income tax expense of $64,000 as a discrete item due to a reduction in deferred tax assets resulting from a tax law change in the United Kingdom. Other discrete items impacting the effective tax rate in the three and nine months ended September 30, 2008 and 2007 were inconsequential.

          We have been notified that the Internal Revenue Service intends to audit our 2006 federal income tax return. The audit is expected to begin in November 2008. We presently anticipate that the audit will not have a material impact on our results of operations or financial position.

Order Rate and Backlog

          Our orders totaled $11.3 million in the three months ended September 30, 2008, compared to $14.2 million in the three months ended June 30, 2008 and $15.7 million in the three months ended September 30, 2007. Backlog totaled $5.2 million at September 30, 2008, $5.5 million at June 30, 2008 and $8.1 million at September 30, 2007. The scheduled shipment (or estimated timing of revenue for systems recognized upon acceptance) for backlog at September 30, 2008 is as follows:

(In thousands)	Backlog

4th Quarter 2008	$4,335
1st Quarter 2009 and after	840

Total backlog	$5,175

LIQUIDITY AND CAPITAL RESOURCES

          Our cash and cash equivalents decreased by $14.6 million in the nine month period ended September 30, 2008 primarily due to $20.9 million of common stock repurchases, capital purchases of $1.8 million and cash used by operating activities of $346,000, offset in part by marketable security maturities and sales of $8.3 million, net of purchases. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities and investment of cash balances resulting from those maturities or from other sources of cash in addition to marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Our combined balances of cash and marketable securities decreased $23.4 million to $29.2 million as of September 30, 2008 from $52.6 million as of December 31, 2007, resulting primarily from our common stock repurchases.

          Operations used $346,000 of cash in the nine months ended September 30, 2008. Cash used by operations included a net loss of $614,000, which included $2.6 million of net non-cash expenses for depreciation and amortization, provisions for inventory obsolescence and doubtful accounts, foreign currency transactions, stock compensation costs and realized gains and unrealized losses on available for sale securities. Changes in operating assets and liabilities included increases in accounts receivable of $554,000, inventories of $150,000 and other assets of $266,000 and decreases in accounts payable of $527,000, advance customer payments of $154,000 and accrued expenses of $660,000. Increases in accounts receivable resulted from SMT systems representing a higher percentage of our sales in 2008 compared to 2007. These customers typically take longer to pay their receivables than our OEM sensor customers. The small increase in inventory was due to lower sales resulting from the sluggish global economy and the impact of a cyclical slowdown in our markets. Other assets were higher because of rent deposits for our new facility in Singapore. Accounts payable were lower due to a reduction in recent inventory purchases and the timing of vendor payments, reflecting our expectation for lower sales levels in the fourth quarter of 2008. The decrease in accrued expenses resulted from payment of 2007 annual incentive compensation during the nine months ended September 30, 2008. The decrease in advance customer payments is due to recognition of revenue in 2008 for a sale that was partially paid at the end of 2007.

          We generated $1.0 million of cash from operations during the nine months ended September 30, 2007. Cash generated from operations primarily included net income of $3.8 million, which included $2.2 million of net non-cash expenses, increases in accounts payable of $694,000 and advance customer payments of $878,000. This cash generated was offset by increases in accounts receivable of $3.0 million, inventories of $3.4 million and other assets of $84,000 and decreases in accrued expenses of $128,000.

          We used $6.5 million of cash for investing activities in the nine months ended September 30, 2008 compared to $11.6 million of cash for investing activities during the same period in 2007. Changes in the level of investment in marketable securities resulting from purchases, maturities and sales of those securities generated $8.3 million of cash in 2008 and used $10.5 million of cash during the same period of 2007. We used $1.8 million of cash for the purchase of fixed assets and capitalized patent costs in the nine months ended September 30, 2008, compared to $1.0 million of cash for these items in the nine months ended September 30, 2007. Expenditures for fixed assets in the nine months ended September 30, 2008 include initial fit out costs and leasehold improvements for our new facility in Singapore and initial lab and test systems for our new cost reduced, enhanced performance solder paste inspection system.

          Financing activities used $20.7 million of cash in the nine months ended September 30, 2008, compared to generating $801,000 of cash in the nine months ended September 30, 2007. We used $20.9 million of cash to repurchase 2,082,391 shares of our common stock in the nine months ended September 30, 2008, compared to using $163,000 of cash to repurchase 13,066 shares of our common stock in the nine months ended September 30, 2007. Proceeds from the exercise of stock options, including excess tax benefits from the exercise of those options, and issuance of shares under our Employee Stock Purchase Plan totaled $241,000 in the nine months ended September 30, 2008 compared to $964,000 in the nine months ended September 30, 2007.

          A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. During the nine months ended September 30, 2008 we entered into a lease agreement for a new facility in Singapore. The lease provides for a 3 year term from May 15, 2008, annual rent of approximately $350,000 and a two year renewal option. There have been no other significant changes to our contractual obligations in the nine months ended September 30, 2008 or other material commitments for capital expenditures. Purchase commitments for inventory can vary based on the volume of revenue and resulting inventory requirements.

          Our cash, cash equivalents and marketable securities totaled $29.2 million at September 30, 2008. We believe that our available balances of cash, cash equivalents and marketable securities will be adequate to fund any costs related to our new operations and facility in Singapore and any other cash flow needs for the foreseeable future.

          At September 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to the financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

FAIR VALUE MEASUREMENTS

          In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances, and was effective for fiscal years beginning after December 31, 2007. The FASB has provided a one year deferral for certain non-financial assets and liabilities. We adopted SFAS No. 157, effective January 1, 2008, for all financial assets and liabilities that were not deferred. The adoption of SFAS No. 157 for our financial assets and liabilities had no impact on our financial position or results of operations. We do not expect the standard to have a material impact on our consolidated results of operations and financial condition when fully adopted in 2009.

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

          The following table provides information regarding fair value measurements for our cash equivalents and marketable securities as of September 30, 2008 according to the three-level fair value hierarchy:

		Fair Value Measurements at Reporting Date Using

(in thousands)	Balance September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$2,452	$—	$2,452		$—
U.S. government and agency obligations	$20,103	$—	$20,103	$
Corporate debt securities	$3,072	$—	$3,072		$—
Asset backed securities	$1,727	$—	$1,727		$—
Equity securities	$49	$49	$—		$—

          Changes in the fair value of these investments for the three and nine months ended September 30, 2008 resulting from our adoption of SFAS No. 157 had no impact on our consolidated financial statements. Our foreign currency swap agreements are structured to mature on the last day of each quarter. As a result, the fair value associated with these agreements is inconsequential.

          In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. This standard was effective beginning after December 31, 2007. We elected not to adopt the provisions of SFAS No. 159 in the nine months ended September 30, 2008.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We invest excess funds not required for current operations in marketable securities. The investment policy for these marketable securities is approved annually by the Board of Directors and administered by management. A third party, approved by our Board of Directors, manages the portfolio at the direction of management. The investment policy dictates that marketable securities consist of U.S. Government or U.S. Government agency securities, various tax exempt securities or certain approved corporate instruments with maturities of five years or less and an average portfolio maturity of not more than 18 months. The policy also provides for investment in certain specified marketable equity securities. As of September 30, 2008, our portfolio of marketable securities had an average term to maturity of 1.3 years. All marketable securities are classified as available for sale and carried at fair value. We estimate that a hypothetical 1% increase in market interest rates would result in a decrease in the market value of the portfolio of marketable securities of approximately $400,000. If such a rate increase occurred, our net income would only be impacted if securities were sold prior to maturity.

          We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature near the last day of each quarter, and are designated as cash flow hedges. At September 30, 2008, we had one open swap agreement that was purchased on September 30, 2008, the fair value of which was inconsequential.

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

b.          During the quarter ended September 30, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A – RISK FACTORS

          We are dependent upon two electronic assembly customers, Assembleon and Juki, for a significant portion of our revenue. Sales to Juki accounted for 21% of our sales in the nine months ended September 30, 2008 and 28% of our total revenue in 2007, while sales to Assembleon accounted for 16% of our sales in the nine months ended September 30, 2008 and 20% of our total revenue in 2007.

          Assembleon has notified us that it is developing new pick and place technology for future generations of its equipment. We have decided not to pursue new alignment sensor and fiducial cameras for use with this technology. Sales of alignment sensors and fiducial cameras that are impacted by this decision represented approximately 12% of revenue in the nine months ended September 30, 2008 and 12% of our total revenue in 2007. We believe that Assembleon’s transition away from our alignment sensors and fiducial cameras will not occur until late 2009.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Company Repurchase of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1, 2008 to July 31, 2008	1,499,996	$10.00	1,499,996	—
August 1, 2008 to August 31, 2008	—	$—	—	—
September 1, 2008 to September 30, 2008	—	$—	—	—

Total	1,499,996	$10.00	1,499,996	—

(1)

In June 2008, our board of directors authorized a $15.0 million modified Dutch auction tender offer. The Dutch auction tender offer expired on July 29, 2008 and resulted in the repurchase of 1.5 million shares of our common stock at a price of $10.00 per share.

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

Dated: November 5, 2008