Form 10-Q
period 2009-03-31
CYBEROPTICS CORP
filed 2009-05-06
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” or “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At April 30, 2009, there were 6,780,070 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION
(Unaudited)

(In thousands except share information)	March 31, 2009	December 31, 2008

ASSETS

Cash and cash equivalents	$2,314	$4,516
Marketable securities	12,461	10,433
Accounts receivable, net	4,956	6,951
Inventories	10,514	9,869
Other current assets	3,823	2,579
Deferred tax assets	2,604	2,604
Total current assets	36,672	36,952

Marketable securities	11,458	14,834
Equipment and leasehold improvements, net	2,324	2,615
Intangible and other assets, net	960	956
Goodwill	569	569
Other assets	182	189
Deferred tax assets	2,834	2,834
Total assets	$54,999	$58,949

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$1,774	$2,753
Advance customer payments	650	684
Accrued expenses	2,543	3,054
Total current liabilities	4,967	6,491

Other liabilities	1,592	1,578
Total liabilities	6,559	8,069

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 37,500,000 shares authorized, 6,780,070 shares issued
outstanding at March 31, 2009 and 6,769,295 at December 31, 2008	29,334	29,156
Accumulated other comprehensive loss	(715)	(530)
Retained earnings	19,821	22,254

Total stockholders’ equity	48,440	50,880

Total liabilities and stockholders’ equity	$54,999	$58,949

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amount)	2009	2008

Revenues	$4,362	$13,807
Cost of revenues	2,984	7,368

Gross margin	1,378	6,439

Research and development expenses	2,077	2,612
Selling, general and administrative expenses	2,932	3,430
Severance and recruitment	305	193
Amortization of intangibles	45	45

Income (loss) from operations	(3,981)	159

Interest income and other	208	518

Income (loss) before income taxes	(3,773)	677

Provision (benefit) for income taxes	(1,340)	250

Net income (loss)	$(2,433)	$427

Net income (loss) per share – Basic	$(0.36)	$0.05
Net income (loss) per share – Diluted	$(0.36)	$0.05

Weighted average shares outstanding – Basic	6,771	8,584
Weighted average and common equivalent shares outstanding – Diluted	6,771	8,623

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,433)	$427
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	587	540
Provision for doubtful accounts	4	(15)
Foreign currency transaction (gains) losses	43	(3)
Stock compensation costs	178	119
Realized gains on available for sale marketable securities	(11)	—
Changes in operating assets and liabilities:
Accounts receivable	1,991	(279)
Inventories	(804)	(423)
Other assets	(1,138)	(633)
Accounts payable	(968)	52
Advance customer payments	(34)	(334)
Accrued expenses	(489)	(596)
Net cash used by operating activities	(3,074)	(1,145)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale marketable securities	2,905	3,394
Proceeds from sales of available for sale marketable securities	1,818	—
Purchases of available for sale marketable securities	(3,610)	(5,743)
Additions to equipment and leasehold improvements	(82)	(56)
Additions to patents	(125)	(68)
Net cash provided (used) by investing activities	906	(2,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	12
Excess tax benefit from exercise of stock options	—	2
Repurchase of common stock	—	(3,890)
Net cash provided (used) by financing activities	—	(3,876)

Effects of exchange rate changes on cash and cash equivalents	(34)	(23)

Net decrease in cash and cash equivalents	(2,202)	(7,517)

Cash and cash equivalents – beginning of period	4,516	18,864

Cash and cash equivalents – end of period	$2,314	$11,347

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION

1. INTERIM REPORTING:

The interim condensed consolidated financial statements presented herein as of March 31, 2009, and for the three month periods ended March 31, 2009 and 2008, are unaudited, but in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three month periods ended March 31, 2009 do not necessarily indicate the results to be expected for the full year. The December 31, 2008 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

2. MARKETABLE SECURITIES:

Our investments in marketable securities are classified as available for sale and consist of the following:

	March 31, 2009
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Recorded Basis

U.S. government and agency obligations	$10,828	134	—	10,962
Corporate debt securities and certificates of deposit	1,495	6	(2)	1,499
Marketable securities – short term	$12,323	140	(2)	12,461

U.S. government and agency obligations	$9,167	333	—	9,500
Corporate debt securities and certificates of deposit	1,496	—	(22)	1,474
Asset backed securities	455	5	—	460
Equity securities	84	—	(60)	24
Marketable securities – long term	$11,202	338	(82)	11,458

At March 31, 2009, our investments in long term marketable debt securities all had maturities of less than five years.

There were no other than temporary impairments of marketable securities in the three months ended March 31, 2009 or 2008. Unrealized gains and losses in our available for sale marketable securities are included in accumulated other comprehensive income (loss).

3. ACCOUNTING FOR STOCK-BASED COMPENSATION:

We account for stock-based compensation in accordance with SFAS No. 123(R), applying the modified prospective method. This statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based on the grant date fair value of the award. Under the modified prospective method, we are required to record equity-based compensation expense for all awards granted after the date of adoption, and for all unvested shares granted prior to the date of adoption. We utilize the straight-line method of expense recognition over the award’s service period for our graded vesting options. The fair value of stock options, granted before and after adoption of SFAS No. 123(R), has been determined using the Black-Scholes model. The compensation expense recognized for all equity based awards is net of estimated forfeitures, which were based on historical data. We have classified equity based compensation within our statement of operations in the same manner as our cash based employee compensation costs. No stock options or restricted stock units were granted in the three months ended March 31, 2009. We issued 10,775 shares of common stock in the three months ended March 31, 2009 to one of our officers under an incentive compensation arrangement. The shares were valued at their fair market value on the date of grant, and corresponding general and administrative expense of $50,000 was recorded in the three months ended March 31, 2009.

The following table sets forth compensation expense (pre-tax) by segment for our equity-based awards for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(In thousands)	Electronic Assembly		Semi- Conductor		Total
	2009	2008	2009	2008	2009	2008
Cost of revenues	$20	$24	$3	$3	$23	$27
Research and development expenses	18	25	2	7	20	32
Selling, general and administrative expenses	128	56	7	4	135	60
Total	$166	$105	$12	$14	$178	$119

Pre-tax equity based compensation expense totaled $178,000 in the three months ended March 31, 2009 and includes $92,000 for stock option awards, $16,000 for our employee stock purchase plan, $20,000 for unvested restricted stock units and $50,000 for the 10,775 shares issued under the incentive compensation arrangement.

Pre-tax equity based compensation expense totaled $119,000 in the three months ended March 31, 2008 and includes $78,000 for stock option awards, $27,000 for our employee stock purchase plan, and $14,000 for unvested restricted stock units.

At March 31, 2009, the total unrecognized compensation cost related to non vested equity based compensation arrangements was $804,000 and the related weighted average period over which it is expected to be recognized is 2.1 years.

Stock Options

We have three stock incentive plans that are administered under the supervision of the Compensation Committee of the Board of Directors. There are 925,255 shares of common stock reserved in the aggregate for issuance of options and other stock based benefits under these plans, including restricted stock units and share grants to employees, officers, non-employee directors and others. Reserved shares underlying canceled options are available for future grant under our active plans. Options are granted at an option price per share equal to or greater than the market value at the date of grant. Generally, options granted to employees vest over a four-year period and expire five, seven, or ten years after the date of grant. No stock options were granted during the three months ended March 31, 2009. As of March 31, 2009, there were 227,907 shares of common stock available under these plans for future issuance to employees, officers and others. There are no shares available under these plans for future issuance to non-employee directors. In addition, there are 50,000 shares reserved and included in the plan summaries below that are not part of the three stock incentive plans.

The following is a summary of stock option activity during the three months ended March 31, 2009:

	Options Outstanding	Weighted Average Exercise Price Per Share

Outstanding, December 31, 2008	715,646	$10.44
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(9,825)	14.27
Outstanding, March 31, 2009	705,821	$10.39

Exercisable, March 31, 2009	510,584	$11.54

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The weighted average remaining contractual term and aggregate intrinsic value for options outstanding at March 31, 2009 was 3.52 years and $10,000. The weighted average remaining contractual term and aggregate intrinsic value of options exercisable at March 31, 2009 was 2.56 years and $10,000. There were no options exercised in the three months ended March 31, 2009.

Restricted Stock Units

Our 1998 Stock Incentive Plan also permits our Compensation Committee to grant other stock-based benefits, including restricted stock units. Restricted stock units are valued at a price equal to the fair market value of our common stock on the date of grant, vest over a four year period and entitle the holders to one share of our common stock for each restricted stock unit. The aggregate intrinsic value of outstanding restricted stock units as of March 31, 2009 was $204,000.

A summary of activity in non vested restricted stock units for the three months ended March 31, 2009 is as follows:

Non vested restricted stock units	Shares	Weighted – Average Grant Date Fair Value

Non vested at December 31, 2008	42,701	$7.05
Granted	—	—
Vested	—	—
Forfeited	(1,174)	6.17
Non vested at March 31, 2009	41,527	$7.07

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. There were no shares issued under this plan in the three months ended March 31, 2009 or the three months ended March 31, 2008. As of March 31, 2009, 112,812 shares remain available for future issuance under this plan.

Stock Grant Plan for Non-Employee Directors

Our stock grant plan for non-employees directors provides for automatic grants of 1,000 shares of our common stock to each of our non-employee directors upon their re-election to the board of directors. The plan provides for a total of 30,000 shares of our common stock for issuance to directors and will expire on May 19, 2018. No shares were issued under this plan in the three months ended March 31, 2009.

4. CERTAIN BALANCE SHEET COMPONENTS:

Inventories consist of the following:

(In thousands)	March 31, 2009	December 31, 2008

Raw materials and purchased parts	$3,740	$3,442
Work in process	637	724
Finished goods	6,137	5,703

Total inventories	$10,514	$9,869

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

	Three Months Ended March 31,
(In thousands)	2009	2008

Balance at beginning of period	$823	$819
Accrual for warranties	84	190
Settlements made during the period	(271)	(235)

Balance at end of period	$636	$774

Extended warranty:

Our extended warranty liability is included as a component of advance customer payments. A reconciliation of the changes in our extended warranty liability is as follows:

	Three Months Ended March 31,
(In thousands)	2009	2008

Balance at beginning of period	$605	$425
Revenue deferrals	81	101
Amortization of deferred revenue	(78)	(66)

Balance at end of period	$608	$460

5. INTANGIBLE ASSETS:

Intangible assets consist of the following:

	As of March 31, 2009			As of December 31, 2008
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Developed technology	$7,775	$(7,349)	$426	$7,775	$(7,304)	$471
Patents and trademarks	2,855	(2,321)	534	2,730	(2,245)	485
Total	$10,630	$(9,670)	$960	$10,505	$(9,549)	$956

Amortization expense for the three month periods ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
(In thousands)	2009	2008

Developed technology	$45	$45
Patents and trademarks	76	61

Total	$121	$106

Intangible and other long lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when future undiscounted cash flows expected to result from use of the asset and eventual disposition are less than the carrying amount. Amortization of patents and trademarks has been classified as research and development expense in the accompanying statement of operations. Estimated aggregate amortization expense based on current intangibles for the next four years is expected to be as follows: $364,000 for the remainder of 2009 and $359,000 in 2010, $227,000 in 2011, and $10,000 in 2012.

6. BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS:

Our electronic assembly segment is the design, manufacture and sale of optical process control sensors and inspection systems for the electronic assembly equipment market. The semiconductor segment is the design, manufacture and sale of optical and other process control sensors and related equipment for the semiconductor capital equipment market. Information regarding our segments is as follows:

	Three Months Ended March 31,
(In thousands)	2009	2008

Revenue
Electronic Assembly
OEM Sensors	$1,440	$6,831
SMT Systems	2,245	5,579
Total Electronic Assembly	3,685	12,410
Semiconductor	677	1,397
Total	$4,362	$13,807

Income (loss) from operations
Electronic Assembly	$(3,624)	$177
Semiconductor	(357)	(18)
Total income (loss) from operations	(3,981)	159
Interest income and other	208	518
Income (loss) before taxes	$(3,773)	$677

Depreciation and amortization:
Electronic Assembly	$515	$479
Semiconductor	72	61
Total	$587	$540

Export sales were 71% of revenue in the three months ended March 31, 2009 and 89% of revenue in the three months ended March 31, 2008. All of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended March 31,
(In thousands)	2009	2008

Americas	$57	$695
Europe	2,114	5,235
Asia	937	6,350
Other	—	4

Total export sales	$3,108	$12,284

Historically, we have been dependent upon two electronic assembly customers, Assembleon and Juki, for a significant portion of our revenue. For the year ended December 31, 2008, sales to Juki accounted for 21% of our total revenue and sales to Assembleon accounted for 15% of our total revenue. Assembleon notified us in 2008 that it intended to start transitioning away from our current alignment products when it introduced its next generation of equipment in 2010, although the timing of this transition has become less clear as the economy has slowed. Approximately 10% of our revenue has historically been generated from new product sales to Assembleon, and although we would expect to continue to generate some repair work from Assembleon after the transition to new products, we expect most or all of this new product revenue will be eliminated.

7. NET INCOME (LOSS) PER SHARE:

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of common shares to be issued upon exercise of stock options, restricted stock units and from participation in our employee stock purchase plan, as calculated using the treasury stock method.

Common equivalent shares are excluded from the calculation of net loss per diluted share due to their anti-dilutive effect. As a result, no common equivalent shares were included in the calculation of net loss per diluted share for the three months ended March 31, 2009. The calculation of diluted net income per common share includes 39,000 common equivalent shares for the three months ended March 31, 2008.

The calculation of diluted net income (loss) per common share excludes 806,000 potentially dilutive shares for the three months ended March 31, 2009 and 509,000 potentially dilutive shares for the three months ended March 31, 2008, because their effect would be anti-dilutive.

8. COMPREHENSIVE INCOME:

Components of comprehensive income (loss) include net income (loss), foreign-currency translation adjustments, unrealized gains and losses on available-for-sale securities and reclassification adjustments. Total comprehensive income (loss) amounted to $(2,618,000) for the three months ended March 31, 2009 and $644,000 for the three months ended March 31, 2008. Reclassification adjustments in the three months ended March 31, 2009 and 2008 were not significant.

At December 31, 2008 and March 31, 2009 components of accumulated other comprehensive loss are as follows:

(In thousands)	Foreign Currency Translation	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Loss

Balance December 31, 2008	$(906)	$376	$(530)
Current period change	(62)	(123)	(185)

Balance March 31, 2009	$(968)	$253	$(715)

9. INCOME TAXES:

We recorded an income tax benefit in the three months ended March 31, 2009 at an effective tax rate of 36%, compared to an effective tax rate of 37% in the three months ended March 31, 2008. The change in the effective tax rate for 2009 is due to higher tax expense in foreign tax jurisdictions with tax rates differing from the U.S federal statutory rate, offset by reductions in the level of non-deductible expenses for income tax purposes and a small benefit from the research and experimentation (R&D) tax credit. No benefit from the R&D tax credit was recognized in the three months ended March 31, 2008 because the R&D tax credit for 2008 had not yet been signed into law. Discrete items impacting the effective tax rate in the three months ended March 31, 2009 and 2008 were inconsequential.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2005. Our 2006 and 2007 federal income tax returns are being audited by the Internal Revenue Service. The audits are progressing and we presently anticipate that any potential settlements resulting from these audits will occur in the third quarter of 2009. At the present time, we are not able to reliably estimate what impact, if any, the audits may have on our future results of operations or financial condition.

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

Our analysis of the need for valuation allowances considered that we have positive cumulative profit through 2008 even without the exclusion of the $2.9 million non-deductible goodwill impairment in 2008. We also considered our forecasts of future profitability, the duration of statutory carry forward periods and tax planning alternatives. We further evaluated our past cycles which tend to average five years in length (from peak to trough) and also considered our five year cumulative results, which also had strong profits. Finally, we evaluated where these cumulative three and five year measures might be at the end of 2009 and considered other positive evidence to conclude no incremental valuation allowance was needed at March 31, 2009.

While we have a recent history of profits, our results have been impacted by the recent global economic slowdown, and we incurred a loss in the United States in 2008 and the first quarter of 2009, where most of our net deferred tax assets are recorded. Therefore, achievement of profitability in the United States will be a significant factor in determining our continuing ability to carry these deferred tax assets without recording a valuation allowance.

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

Deferred tax assets at March 31, 2009, include net operating loss carry forwards incurred in the UK by CyberOptics Ltd., which was acquired in 1999. The utilization of these net operating loss carry forwards is dependent on CyberOptics Ltd.’s ability to generate sufficient UK taxable income during the carry forward period.

10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature near the last day of each quarter, and are designated as cash flow hedges. At March 31, 2009, we had one open swap agreement for £625,000 GBP that was purchased on March 31, 2009, the fair value of which was inconsequential. Gains and losses from foreign currency transactions and foreign currency swap agreements are recognized in interest income and other in our statement of operations. Foreign currency swap agreements and the impact of currency fluctuations on the underlying inter-company balance were insignificant in the three months ended March 31, 2009 and 2008.

Our foreign currency swap agreements contain credit risk to the extent that our bank counter-parties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counter-parties to major financial institutions. We do not expect material losses as a result of defaults by other parties.

11. CONTINGENCIES:

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

12. RECENT ACCOUNTING DEVELOPMENTS:

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We will adopt this FSP for our quarter ending June 30, 2009. There is no expected impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.” The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We will adopt this FSP for our quarter ending June 30, 2009. There is no expected impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We will include the required disclosures in our financial statements for the quarter ending June 30, 2009.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which became effective January 1, 2009 via prospective application to business combinations. This Statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). We adopted this Statement on January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R).

The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R) (see previous paragraph). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP was adopted effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” such that entities must now provide enhanced disclosures on an interim basis and annual basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS No. 133 and how derivatives and related hedged items affect the entity’s financial position, financial results and cash flow. Pursuant to the transition provisions of the Statement, we adopted SFAS No. 161 on January 1, 2009. The required disclosures are presented in Note 10. This Statement does not impact the consolidated financial results as it is disclosure-only in nature.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-2 delayed the effective date of SFAS No. 157 “Fair Value Measurements” from 2008 to 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the provisions of SFAS No. 157 related to non-financial assets and non-financial liabilities on January 1, 2009 did not have a material impact on the consolidated financial statements. See Note 15 for SFAS No. 157 disclosures.

13. REPURCHASE OF COMMON STOCK:

No shares of common stock were repurchased in the three months ended March 31, 2009 and no repurchase authorizations are currently in effect.

14. SEVERANCE, RECRUITMENT AND SINGAPORE TRANSITION:

We started to incur severance and recruitment costs in February 2008 in connection with our decision to move a significant portion of development and manufacturing for our systems products to Singapore. The transition of systems-related product development was substantially complete by the fourth quarter of 2008, and the transition of systems-related manufacturing was substantially complete by the end of the first quarter of 2009. Any remaining transition costs in 2009 are not expected to be significant.

Additional severance costs were incurred in November 2008 when we reduced our workforce by approximately 10% or 20 employees in response to the weak global economic conditions. In February 2009, we further reduced our workforce by 24 positions in response to weakening conditions in the global economy, our transition to Singapore and our decision to consolidate manufacturing for our semiconductor products in our Minneapolis facility. We anticipate that all of these employees will have departed by the end of the second quarter of 2009. Severance expense related to these actions of $305,000 was incurred in the three months ended March 31, 2009

All of the severance costs related to the February 2008 transition to Singapore, November 2008 and February 2009 workforce reductions have been classified as severance and recruitment in our statement of operations.

A summary of our severance accruals follows:

	Electronic Assembly				Semiconductor

(In thousands)	February 2008 Singapore	November 2008 workforce reduction	February 2009 workforce reduction	Total	November 2008 workforce reduction	February 2009 workforce reduction	Total	Total

Balance, December 31, 2008	$207	$104	$—	$311	$4	$—	$4	315

Cost incurred	51	—	165	216	—	89	89	305

Payments made	(90)	(104)	(97)	(291)	(4)	(8)	(12)	(303)

Balance, March 31, 2009	$168	$—	$68	$236	$—	$81	$81	317

Additional severance expense of approximately $100,000 is expected in the three months ended June 30, 2009.

15. FAIR VALUE MEASUREMENTS:

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

The following table provides information regarding fair value measurements for our cash equivalents and marketable securities as of March 31, 2009 according to the three-level fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	Balance March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$1,404	$—	$1,404	$—
U.S. government and agency obligations	$20,462	$—	$20,462	$—
Corporate debt securities and certificates of deposit	$2,973	$—	$2,973	$—
Asset backed securities	$460	$—	$460	$—
Equity securities	$24	$24	$—	$—

Our foreign currency swap agreements are structured to mature on the last day of each quarter. As a result, the fair value associated with these agreements is inconsequential.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

The preparation of the financial information contained in this 10-Q requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates on an ongoing basis, including those related to allowances for doubtful accounts and returns, warranty obligations, inventory valuation, the carrying value and any impairment of intangible assets, and income taxes. These critical accounting policies are discussed in more detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2008.

FORWARD LOOKING STATEMENTS:

The following management’s discussion and analysis contains a number of estimates and predictions that are forward looking rather than based on historical fact. Among other matters, we discuss (i) our expectations regarding the transfer of our research and development and manufacturing operations for our systems products to Singapore and the costs we expect to incur this year, and avoid in the future, because of that transfer; (ii) our anticipated revenues and losses for the second quarter of 2009; (iii) the timing of introduction of and the potential margin improvement resulting from our SE500 next-generation solder paste inspection system; (iv) other new technologies that we have under development; (v) the potential effect, if any, of our sensors not being used in the future by a significant customer; (vi) our expectations regarding market acceptance of WaferSense™ and our other semiconductor products; (vii) our beliefs regarding trends in the general economy and its impact on markets for our equipment; (viii) the impact of currency fluctuations on our operations; and (iv) the potential impact, if any, of ongoing Internal Revenue Service audits of our 2006 and 2007 federal income tax returns. Although we have made these statements based on our experience and best estimate of future events, there may be events or factors that we have not anticipated, and the accuracy of our statements and estimates are subject to a number of risks, including those identified in Item 1A of this Form 10-Q and in our Annual Report on Form 10-K.

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

Our results were favorably impacted in 2006 and 2007 as the worldwide demand for cell phones, laptops and other consumer electronics remained strong, driving the need for increased production of printed circuit boards and memory modules, and thereby increasing demand for our electronic assembly and semiconductor products. After peaking in the third quarter of 2007, our revenue has sequentially declined each quarter since then, as our results were negatively impacted by reduced levels of capital spending for electronics manufacturing capacity brought about by the deepening weakness in the global economy. New orders dropped off sharply late in the fourth quarter of 2008 as the global economy fell into a severe recession.

Our first quarter results continued to be adversely affected by ongoing weakness in the global electronics market, and we expect this trend to continue at least into the second quarter of 2009. Revenues were $4.4 million in the quarter ended March 31, 2009, down 68% from $13.8 million in the same period last year. We lost $4.0 million from operations in the quarter ended March 31, 2009, down from operating income of $159,000 in the quarter ended March 31, 2008. For the quarter ending June 30, 2009, we are forecasting revenue of $4.5-$5.5 million and another significant loss from operations. Revenue in the quarter ending June 30, 2008 was $13.4 million.

Throughout 2008 and into the first quarter of 2009, we continued to invest in several strategic research and development (R&D) projects, while also undertaking restructuring actions to streamline our business, improve efficiency and reduce costs in response to the severe global economic recession, including the following:

•

In February 2008, we announced plans to move a significant portion of our systems-related product development and manufacturing to Singapore. The transition of systems related product development to Singapore was substantially complete by the end of the fourth quarter of 2008 and transition of manufacturing for our system products was substantially complete by the end of the first quarter of 2009. Remaining transition costs in 2009 are not expected to be significant. The realignment of our systems-related product development and manufacturing to Singapore has resulted in lower costs and a more focused R&D effort.

•

In addition to the impact of global economic conditions on our sales, Assembleon notified us in 2008 that it intended to start transitioning away from our current alignment products when it introduced its next generation of equipment in 2010, although the timing of this transition has become less clear as the economy has slowed. Approximately 10% of our revenue has historically been generated from new product sales to Assembleon, and although we would expect to continue to generate some repair work from Assembleon after the transition to new products, we expect most or all of this new product revenue will be eliminated.

•

In response to the significant weakness in our markets and the global economy, we implemented workforce reductions in November 2008 and February 2009. Additional cost savings measures were implemented in February 2009, including salary reductions, consolidation of manufacturing operations for our semiconductor products into our Minneapolis, Minnesota facility and reductions in spending for non-labor costs such as travel, supplies and the like.

•

From the start of the fourth quarter of 2008 through the end of the second quarter of 2009, we will have reduced our workforce by 50 employees or approximately 25%, resulting from the move to Singapore, relocation of manufacturing for our semiconductor operations, and the November 2008 and February 2009 workforce reductions. We incurred a $305,000 charge for severance in the three months ended March 31, 2009 related to these actions. We do not expect implementation of these cost reduction actions to impact our strategic growth programs.

•

During 2008, we invested heavily in our recently introduced next-generation SE500 solder paste inspection system. Based on a new cost-reduced platform, we believe the SE500 is the fastest and most accurate solder paste inspection system available on the market. Given its industry-leading inspection capabilities we believe the SE500 will command improved pricing in comparison to the existing SE300. We also believe the SE500 should enable us to gain a larger share of the global solder paste inspection market.

•

We continue to pursue several promising growth opportunities for our next generation inspection technology, which is aimed at lowering the cost of inspection, in addition to providing faster production through-put speeds, improved ease of use, and the higher resolution required for inspecting progressively smaller electronic components. Reflecting our progress with these R&D initiatives, we signed a new OEM contract in 2008 and a second OEM development contract with a manufacturer of electronic assembly equipment in the first quarter of 2009. Initial revenues from these projects are anticipated in 2010.

•

We believe our ongoing focus on R&D, combined with the revenue generating potential of our new SE500 solder paste inspection system and strategic repositioning in Asia, will lead to improved operating results as the global electronics market starts to recover from the current economic recession.

We have no debt and our cash and marketable securities of $26.2 million at March 31, 2009 are more than adequate to fund our operations and various growth opportunities for an extended period of time, even given our expectation for weak financial results through at least the first half of 2009, due to the severe global economic recession.

Segment Results

Operating results for our electronic assembly and semiconductor segments for the three month periods ended March 31, 2009 and 2008 are as follows:

	Three months ended March 31, 2009			Three months ended March 31, 2008
(In thousands)	Electronic Assembly	Semi- Conductor	Total	Electronic Assembly	Semi- Conductor	Total

Revenue	$3,685	$677	$4,362	$12,410	$1,397	$13,807
Cost of revenue	2,676	308	2,984	6,860	508	7,368
Gross profit	1,009	369	1,378	5,550	889	6,439

Research and development expenses	1,786	291	2,077	2,121	491	2,612
Selling, general and administrative expenses	2,604	328	2,932	3,032	398	3,430
Severance and recruitment	216	89	305	193	—	193
Amortization of intangibles	27	18	45	27	18	45

Income (loss) from operations	$(3,624)	$(357)	$(3,981)	$177	$(18)	$159

Revenues

Our revenues decreased by 68% to $4.4 million in the three months ended March 31, 2009 from $13.8 million in the three months ended March 31, 2008. The following table sets forth revenues by product line for the three month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(In thousands)	2009	2008

Electronic assembly
OEM sensors	$1,440	$6,831
SMT systems	2,245	5,579
Total electronic assembly	3,685	12,410
Semiconductor	677	1,397
Total	$4,362	$13,807

          Electronic Assembly

Revenues from electronic assembly OEM sensors decreased by 79% to $1.4 million in the three months ended March 31, 2009 from $6.8 million in the three months ended March 31, 2008. Revenues from electronic assembly SMT systems decreased by 60% to $2.2 million in three months ended March 31, 2009 from $5.6 million in the three months ended March 31, 2008.

The severe weakness in the global economy and electronic markets experienced late in 2008 continued into the first quarter of 2009, causing the significant declines in revenue from both our electronic assembly OEM sensors and SMT system products when compared with the first quarter of 2008. We expect these trends to continue into the second quarter of 2009.

Export revenue from electronic assembly sensors and SMT systems totaled $2.9 million, comprising 79% of electronic assembly revenue in the three months ended March 31, 2009, compared to $11.7 million or 95% of electronic assembly revenue in the three months ended March 31, 2008. Sales to international customers continue to be significant, as manufacturing of electronic components has migrated offshore, particularly to China and other areas of Asia.

Although our markets have contracted with decreased demand for consumer and commercial electronics, we believe the trend toward automated inspection using SMT inspection systems will continue due to ongoing miniaturization of SMT circuit board components. Required for downsizing products, many SMT circuit board components have become so small that it is now virtually impossible for the human eye to inspect circuit boards for defects in solder paste quality, component placement and solder joints. For this reason, we believe automated inspection has become the only viable means for inspecting SMT circuit boards with such tiny components, and that our SMT systems products will be one of our primary growth drivers over the next few years.

          Semiconductor

Revenues from semiconductor products decreased by $720,000 or 52% in the three months ended March 31, 2009 from $1.4 million in the three months ended March 31, 2008. The decrease in revenue was due to severe weakness in the global economy, difficult conditions in the market for semiconductor fabrication equipment and declining revenue from our older wafer mapper and frame grabber products.

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

Export revenue from semiconductor products totaled $208,000, comprising 31% of semiconductor revenue in the three months ended March 31, 2009, compared to $556,000 or 40% of semiconductor revenue in the three months ended March 31, 2008.

Gross Margin

          Electronic Assembly

Gross margin as a percentage of electronic assembly sales was 27% in the three months ended March 31, 2009, compared to 45% in the three months ended March 31, 2008. The reduction in gross margin percentage during the three months ended March 31, 2009 was due to significantly lower sales of higher margin electronic assembly sensors, which were more severely impacted by the recession. Additionally, the lower levels of revenue resulted in substantially lower production volumes over which to spread fixed manufacturing overhead costs.

In response to significant weakness in our markets resulting from the global recession, and transition of manufacturing for our SMT system products to Singapore, we will have reduced our manufacturing workforce by over 30 employees or 45% by the end of the second quarter of 2009. Transition of manufacturing for our SMT system products to Singapore was substantially complete by the end of the first quarter of 2009. We will also consolidate manufacturing for our semiconductor products with our sensor products in our Minneapolis Minnesota headquarters facility by the end of the second quarter of 2009. These actions will allow us to reduce our overall manufacturing costs and better leverage our manufacturing operations, thereby favorably impacting our gross margins not only in the second half of 2009, but also in future periods. We estimate factory cost savings by the middle of 2009 from our cost reduction actions and transition of systems-related manufacturing to Singapore of approximately $2.0 million per year.

The market for automated inspection has become increasingly competitive, causing us to decrease the selling prices of our existing products in some markets. We compensate for this pricing pressure by introducing new products with more features and improved performance and through manufacturing cost reduction programs. For example, we believe our recently introduced next-generation SE500 solder paste inspection system, which will be manufactured in Singapore, will be the fastest and most accurate solder paste inspection system available on the market. Although we expect to introduce several new systems platforms in the future based on new technology that will also allow for reduced cost and improvement in margins, we anticipate that the global recession will impact our ability to market these products and that margins will be depressed until the economy begins to recover.

          Semiconductor

Gross margin as a percentage of sales was 55% in the three months ended March 31, 2009, compared to 64% in the three months ended March 31, 2008. Gross margin as a percentage of semiconductor sales decreased due to lower levels of revenue, resulting in substantially lower production volumes over which to spread fixed manufacturing overhead costs. The consolidation of manufacturing for our semiconductor products into our Minneapolis Minnesota headquarters facility will start to have a favorable impact on semiconductor gross margins in the second quarter of 2009, with the full benefit being realized starting in the third quarter of 2009.

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

In February 2008, we announced plans to move a significant portion of our systems-related product development and manufacturing to Singapore. The transition of systems-related product development to Singapore was substantially complete by the end of the fourth quarter of 2008 and the transition of manufacturing for our system products was substantially complete by the end of the first quarter of 2009. Remaining transition costs in 2009 are not expected to be significant. The realignment of our systems-related product development and manufacturing to Singapore has resulted in lower costs and a more focused development effort.

In response to the significant weakness in our markets and the global economy, and also due to our transition of a significant portion of our operations to Singapore, we will have reduced our workforce by 50 employees or 25% (over 30 in manufacturing and approximately 20 in development, sales and marketing) from the start of the fourth quarter of 2008 through the end of the second quarter of 2009. Other cost saving measures include salary reductions of 12% for all officer and internal director level positions, 10% for other employees with salaries exceeding $100,000 and a smaller percentage reduction for employees with salaries ranging between $35,000 and $100,000. In addition, we will also reduce spending for non-labor costs such as travel, supplies and the like. We anticipate that the workforce reductions, salary reductions and other cost saving measures, combined with savings from our transition to Singapore will provide aggregate annual expense savings by the middle of 2009 of almost $5.0 million per year, of which approximately $3.0 million will be operating expense savings and $2.0 million will be the factory cost savings discussed above under gross margin.

We are continually evaluating existing and new research and development projects, and may elect to increase or decrease expenditures based on an assessment of the future revenue and profit potential of these projects. Implementation of the cost reduction actions discussed above will not impact any of our strategic growth programs; work on next generation inspection technologies or pursuit of new OEM contracts.

          Electronic Assembly

Research and development expenses for our electronic assembly segment were $1.8 million in the three months ended March 31, 2009, compared to $2.1 million in the three months ended March 31, 2008. The 16% decrease in research and development expenses in 2009 resulted from a more focused and efficient research and development effort due to transition of systems related research and development to Singapore. In addition, the cost reduction actions implemented in November 2008 and February 2009 contributed to the lower level of spending in the three months ended March 31, 2009. Singapore transition costs classified as research and development expense in the three months ended March 31, 2008 were not significant.

Selling, general and administrative expenses for our electronic assembly segment were $2.6 million in the three months ended March 31, 2009 compared to $3.0 million in the three months ended March 31, 2008. The decrease in selling, general and administrative expenses in 2009 compared to 2008 was due to a reduction in travel costs and commissions for third party sales representatives resulting from the lower level of SMT system sales. Selling general and administrative expense was positively impacted in 2009 due to lower foreign sales office expenses resulting from favorable foreign exchange rates.

          Semiconductor

Research and development expenses for our semiconductor segment were $291,000 in the three months ended March 31, 2009 compared to $491,000 in the three months ended March 31, 2008. The decline in research and development expenses resulted from the cost reduction actions that were implemented in November 2008 and February 2009.

Selling, general and administrative expenses for our semiconductor segment were $328,000 in the three months ended March 31, 2009 compared to $398,000 in the three months ended March 31, 2008. The decrease in selling, general and administrative expense in 2009 compared to 2008 was due to a reduction in salaries, consulting and sales commissions resulting from the lower level of revenue.

Severance and Recruitment Costs

We started to incur severance and recruitment costs in February 2008 in connection with our decision to move a significant portion of development and manufacturing for our systems products to Singapore. The transition of systems-related product development was substantially complete by the fourth quarter of 2008 and the transition of systems-related manufacturing was substantially complete by the end of the first quarter of 2009. Any remaining transition costs in 2009 are not expected to be significant.

Additional severance costs were incurred in November 2008 when we reduced our workforce by approximately 10% or 20 employees in response to the weak global economic conditions. In February 2009, we further reduced our workforce by 24 positions in response to weakening conditions in the global economy, our transition to Singapore and our decision to consolidate manufacturing for our semiconductor products in our Minneapolis facility. We anticipate that all of these employees will have departed by the end of the second quarter of 2009. Severance expense related to these actions of $305,000 was incurred in the three months ended March 31, 2009.

All of the severance costs related to the February 2008 transition to Singapore, November 2008 and February 2009 workforce reductions have been classified as severance and recruitment in our statement of operations.

A summary of our severance accruals follows:

	Electronic Assembly				Semiconductor

(In thousands)	February 2008 Singapore	November 2008 workforce reduction	February 2009 workforce reduction	Total	November 2008 workforce reduction	February 2009 workforce reduction	Total	Total

Balance, December 31, 2008	$207	$104	$—	$311	$4	$—	$4	315

Cost incurred	51	—	165	216	—	89	89	305

Payments made	(90)	(104)	(97)	(291)	(4)	(8)	(12)	(303)

Balance, March 31, 2009	$168	$—	$68	$236	$—	$81	$81	317

Additional severance expense of approximately $100,000 is expected in the three months ended June 30, 2009.

Interest and Other

Interest income and other includes interest earned on investments, realized gains and losses from sales of investments and gains and losses associated with foreign currency transactions and foreign currency swap agreements. Interest income and other decreased in the three months ended March 31, 2009 compared to the same period of 2008 due to lower rates of interest earned on invested funds and lower invested balances of cash equivalents and marketable securities, primarily resulting from repurchases of our common stock in 2008.

We anticipate that interest income and other will decline throughout 2009 due to lower available balances of cash and marketable securities, as well as lower rates of interest earned on invested funds.

Provision for Income Taxes and Effective Income Tax Rate

We recorded an income tax benefit in the three months ended March 31, 2009 at an effective tax rate of 36%, compared to an effective tax rate of 37% in the three months ended March 31, 2008. The change in the effective tax rate for 2009 is due to higher tax expense in foreign tax jurisdictions with tax rates differing from the U.S federal statutory rate, offset by reductions in the level of non-deductible expenses for income tax purposes and a small benefit from the research and experimentation (R&D) tax credit. No benefit from the R&D tax credit was recognized in the three months ended March 31, 2008 because the R&D tax credit for 2008 had not yet been signed into law. Discrete items impacting the effective tax rate in the three months ended March 31, 2009 and 2008 were inconsequential.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2005. Our 2006 and 2007 federal income tax returns are being audited by the Internal Revenue Service. The audits are progressing and we presently anticipate that any potential settlements resulting from these audits will occur in the third quarter of 2009. At the present time, we are not able to reliably estimate what impact, if any, the audits may have on our future results of operations or financial condition.

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

Our analysis of the need for valuation allowances considered that we have positive cumulative profit through 2008 even without the exclusion of the $2.9 million non-deductible goodwill impairment in 2008. We also considered our forecasts of future profitability, the duration of statutory carry forward periods and tax planning alternatives. We further evaluated our past cycles which tend to average five years in length (from peak to trough) and also considered our five year cumulative results, which also had strong profits. Finally, we evaluated where these cumulative three and five year measures might be at the end of 2009 and considered other positive evidence to conclude no incremental valuation allowance was needed at March 31, 2009.

While we have a recent history of profits, our results have been impacted by the recent global economic slowdown, and we incurred a loss in the United States in 2008 and the first quarter of 2009, where most of our net deferred tax assets are recorded. Therefore, achievement of profitability in the United States will be a significant factor in determining our continuing ability to carry these deferred tax assets without recording a valuation allowance.

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

Deferred tax assets at March 31, 2009 include net operating loss carry forwards incurred in the UK by CyberOptics Ltd., which was acquired in 1999. The utilization of these net operating loss carry forwards is dependent on CyberOptics Ltd.’s ability to generate sufficient UK taxable income during the carry forward period.

Order Rate and Backlog

Our orders totaled $4.1 million in the three months ended March 31, 2009 compared to $5.4 million in the three months ended December 31, 2008 and $12.4 million in the three months ended March 31, 2008. Backlog totaled $3.6 million at March 31, 2009, $3.9 million at December 31, 2008 and $4.7 million at March 31, 2008. The scheduled shipment (or estimated timing of revenue for systems recognized upon acceptance) for backlog at March 31, 2009 is as follows:

(In thousands)	Backlog

2nd Quarter 2009	$2,946
3rd Quarter 2009 and after	694
Total backlog	$3,640

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased by $2.2 million in the three month period ended March 31, 2009 primarily due to cash used by operating activities of $3.1 million, and capital purchases of $207,000, offset in part by sales and maturities of marketable securities, net of purchases of $1.1 million. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities and investment of cash balances resulting from those maturities or from other sources of cash in addition to marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Our combined balances of cash and marketable securities decreased $3.6 million to $26.2 million as of March 31, 2009 from $29.8 million as of December 31, 2008, resulting primarily from our loss from operations in the three months ended March 31, 2009.

Operations used $3.1 million of cash in the three months ended March 31, 2009. Cash used by operations included a net loss of $2.4 million which included $801,000 of net non-cash expenses for depreciation and amortization, provision for doubtful accounts, foreign currency transactions and stock compensation costs. Changes in operating assets and liabilities using cash included increases in inventories of $804,000 and other assets of $1.1 million and decreases in accounts payable of $968,000, advance customer payments of $34,000 and accrued expenses of $489,000. Accounts receivable decreased by $2.0 million in the three months ended March 31, 2009. The increase in inventory was due to lower sales resulting from the sluggish global economy and additional inventory purchases to manufacture our recently introduced SE500 solder paste inspection system. Other assets were higher due to anticipated income tax refunds resulting from our first quarter loss. Accounts payable were lower due to a reduction in recent inventory purchases and the timing of vendor payments, reflecting our expectation for lower sales levels in 2009. The decrease in accrued expenses resulted from lower warranty accruals resulting from the lower level of sales and reductions in compensation related accruals due to our recent workforce reduction. The decrease in accounts receivable was due to the lower level of sales in the first quarter of 2009 compared to the fourth quarter of 2008.

We used $1.1 million of cash for operations in the three months ended March 31, 2008. Cash used for operations primarily included net income of $427,000, which included $641,000 of net non-cash expenses for depreciation and amortization, provision for doubtful accounts, foreign currency transactions and stock compensation expense. Changes in operating assets and liabilities included increases in accounts receivable of $279,000, inventories of $423,000, other assets of $633,000, decreases in accrued expenses of $596,000 and decreases in advance customer payments of $334,000.

Investing activities provided $906,000 of cash in the nine months ended March 31, 2009 compared to using $2.5 million of cash during the same period in 2008. Changes in the level of investment in marketable securities resulting from purchases, maturities and sales of those securities generated $1.1 million of cash in 2009 and used $2.3 million of cash during the same period of 2008. We used $207,000 of cash for the purchase of fixed assets and capitalized patent costs in the three months ended March 31, 2009, compared to using $124,000 of cash for these items in the three months ended March 31, 2008.

There were no financing activities in the three months ended March 31, 2009. Financing activities used $3.9 million of cash in the three months ended March 31, 2008, mainly for the repurchase of our common stock. Proceeds from the exercise of stock options, including excess tax benefits from the exercise of those options, totaled $14,000 in the three months ended March 31, 2008.

A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There have been no other significant changes to our contractual obligations in the three months ended March 31, 2009 or other material commitments for capital expenditures. Purchase commitments for inventory can vary based on the volume of revenue and resulting inventory requirements. While there are no material commitments, we evaluate investment opportunities that come to our attention and could make a significant commitment in the future.

Our cash, cash equivalents and marketable securities totaled $26.2 million at March 31, 2009. We believe that our available balances of cash, cash equivalents and marketable securities will be adequate to fund our cash flow needs for the foreseeable future.

Our 2006 and 2007 federal income tax returns are currently being audited by the Internal Revenue Service. The audits are progressing and we presently anticipate that any potential payments resulting from these audits will occur in the third quarter of 2009. We do not presently anticipate that the size of any payments will have a material impact on our available balances of cash, cash equivalents and marketable securities or liquidity.

At March 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to the financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

The following table provides information regarding fair value measurements for our cash equivalents and marketable securities as of March 31, 2009 according to the three-level fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	Balance March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$1,404	$—	$1,404	$—
U.S. government and agency obligations	$20,462	$—	$20,462	$—
Corporate debt securities and certificates of deposit	$2,973	$—	$2,973	$—
Asset backed securities	$460	$—	$460	$—
Equity securities	$24	$24	$—	$—

Our foreign currency swap agreements are structured to mature on the last day of each quarter. As a result, the fair value associated with these agreements is inconsequential.

RECENT ACCOUNTING DEVELOPMENTS

See Note 12 to the accompanying interim condensed consolidated financial statements for a summary of recent accounting developments.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest excess funds not required for current operations in marketable securities. The investment policy for these marketable securities is approved annually by the Board of Directors and administered by management. The investment policy dictates that marketable securities consist of U.S. Government or U.S. Government agency securities, various tax exempt securities or certain approved corporate instruments with maturities of five years or less and an average portfolio maturity of not more than 18 months. The policy also provides for investment in certain specified marketable equity securities. As of March 31, 2009, our portfolio of marketable securities had a weighted average maturity of ..95 years. All marketable securities are classified as available for sale and carried at fair value. We estimate that a hypothetical 1% increase in market interest rates would result in a decrease in the market value of the portfolio of marketable securities of approximately $250,000. If such a rate increase occurred, our net income would only be impacted if securities were sold prior to maturity.

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiary in the United Kingdom. These currency swap agreements are structured to mature near the last day of each quarter, and are designated as cash flow hedges. At March 31, 2009, we had one open swap agreement for £625,000 GBP that was purchased on March 31, 2009, the fair value of which was inconsequential.

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

b. During the quarter ended March 31, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “ Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.

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

Dated: May 6, 2009