Form 10-Q
period 2009-06-30
CYBEROPTICS CORP
filed 2009-08-12
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At July 31, 2009, there were 6,803,880 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION
(Unaudited)

(In thousands except share information)	June 30, 2009	December 31, 2008

ASSETS

Cash and cash equivalents	$1,719	$4,516
Marketable securities	14,219	10,433
Accounts receivable, less allowance for doubtful accounts of $1,036 at June 30, 2009 and $250 at December 31, 2008	4,793	6,951
Inventories	10,335	9,869
Other current assets	3,931	2,579
Deferred tax assets	2,894	2,604
Total current assets	37,891	36,952

Marketable securities	7,451	14,834
Equipment and leasehold improvements, net	2,244	2,615
Intangible and other assets, net	894	956
Goodwill	569	569
Other assets	188	189
Deferred tax assets	3,875	2,834
Total assets	$53,112	$58,949

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$2,345	$2,753
Advance customer payments	766	684
Accrued expenses	2,628	3,054
Total current liabilities	5,739	6,491

Other liabilities	911	1,578
Total liabilities	6,650	8,069

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 37,500,000 shares authorized, 6,783,070 shares issued outstanding at June 30, 2009 and 6,769,295 at December 31, 2008	29,397	29,156
Accumulated other comprehensive loss	(833)	(530)
Retained earnings	17,898	22,254

Total stockholders’ equity	46,462	50,880

Total liabilities and stockholders’ equity	$53,112	$58,949

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2009	2008	2009	2008

Revenues	$5,179	$13,391	$9,541	$27,198
Cost of revenues	3,581	7,469	6,565	14,837

Gross margin	1,598	5,922	2,976	12,361

Research and development expenses	1,730	2,560	3,807	5,172
Selling, general and administrative expenses	3,702	3,865	6,634	7,295
Severance and recruitment expenses	90	185	395	378
Amortization of intangibles	46	45	91	90

Loss from operations	(3,970)	(733)	(7,951)	(574)

Interest income and other	150	245	358	763

Income (loss) before income taxes	(3,820)	(488)	(7,593)	189

Income tax provision (benefit)	(1,897)	(219)	(3,237)	31

Net income (loss)	$(1,923)	$(269)	$(4,356)	$158

Net income (loss) per share – Basic	$(0.28)	$(0.03)	$(0.64)	$0.02
Net income (loss) per share – Diluted	$(0.28)	$(0.03)	$(0.64)	$0.02

Weighted average shares outstanding – Basic	6,781	8,283	6,776	8,433
Weighted average shares outstanding – Diluted	6,781	8,283	6,776	8,471

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,356)	$158
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	1,161	1,103
Provision for doubtful accounts	804	(30)
Deferred tax benefit	(1,351)	—
Foreign currency transaction (gains) losses	(145)	2
Stock compensation costs	262	255
Realized gains on available for sale marketable securities	(24)	—
Unrealized loss on available for sale marketable equity security	—	166
Changes in operating assets and liabilities:
Accounts receivable	1,354	(980)
Inventories	(678)	44
Other current assets	(1,242)	(734)
Accounts payable	(427)	714
Advance customer payments	82	(301)
Accrued expenses	(1,101)	(194)
Net cash provided (used) by operating activities	(5,661)	203

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale marketable securities	5,612	9,207
Proceeds from sales of available for sale marketable securities	2,478	—
Purchases of available for sale marketable securities	(4,759)	(10,086)
Additions to equipment and leasehold improvements	(296)	(808)
Additions to patents	(184)	(203)
Net cash provided (used) by investing activities	2,851	(1,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	12
Excess tax benefit from exercise of stock options	—	2
Repurchase of common stock	—	(5,854)
Net cash provided (used) by financing activities	—	(5,840)

Effects of exchange rate changes on cash and cash equivalents	13	(28)

Net decrease in cash and cash equivalents	(2,797)	(7,555)

Cash and cash equivalents – beginning of period	4,516	18,864

Cash and cash equivalents – end of period	$1,719	$11,309

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION

1. INTERIM REPORTING:

The interim condensed consolidated financial statements presented herein as of June 30, 2009, and for the three and six month periods ended June 30, 2009 and 2008, are unaudited, but in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Certain reclassification of previously reported amounts have been made to conform that presentation to the current period presentation.

The results of operations for the three and six month periods ended June 30, 2009 do not necessarily indicate the results to be expected for the full year. The December 31, 2008 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

We evaluated subsequent events (see Note 15) through August 12, 2009, the issuance date of our consolidated financial statements for the period ended June 30, 2009, as this is the date on which we filed such financial statements on Form 10-Q with the SEC.

2. MARKETABLE SECURITIES:

Our investments in marketable securities are classified as available for sale and consist of the following:

	June 30, 2009
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Short Term
U.S. government and agency obligations	$11,484	193	—	11,677
Corporate debt securities and certificates of deposit	2,535	7	—	2,542
Marketable securities – short term	$14,019	200		14,219

Long Term
U.S. government and agency obligations	$6,159	215	—	6,374
Corporate debt securities and certificates of deposit	690	18	—	708
Asset backed securities	318	11	—	329
Equity securities	84	—	(44)	40
Marketable securities – long term	$7,251	244	(44)	7,451

	December 31, 2008
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Short Term
U.S. government and agency obligations	$8,793	130	—	8,923
Corporate debt securities and certificates of deposit	1,500	10	—	1,510
Marketable securities – short term	$10,293	140	—	10,433

Long Term
U.S. government and agency obligations	$11,739	489	—	12,228
Corporate debt securities	1,010	9	(2)	1,017
Asset backed securities	1,560	9	(10)	1,559
Equity securities	84	—	(54)	30
Marketable securities – long term	$14,393	507	(66)	14,834

Our investment in equity securities was in a $44,000 unrealized loss position at June 30, 2009 and a $54,000 unrealized loss position at December 31, 2008 due to weak economic and stock market conditions. In the three months ended June 30, 2008, we recognized a $166,000 impairment charge for this security resulting from a decline in market value which we determined to be other than temporary. We intend to hold this security indefinitely. No other impairment charges were recognized for marketable securities in 2008 or the six months ended June 30, 2009.

Our investments in long term marketable debt securities all have maturities of less than five years. At June 30, 2009, marketable debt securities valued at $21,630,000 were in an unrealized gain position totaling $444,000. No marketable debt securities were in an unrealized loss position. At December 31, 2008, marketable debt securities valued at $23,645,000 were in an unrealized gain position totaling $647,000. All remaining marketable debt securities at December 31, 2008, valued at $1,592,000, were in an unrealized loss position totaling $12,000 (all had been in an unrealized loss position for less than twelve months).

Net pre-tax unrealized gains for marketable securities of $400,000 at June 30, 2009 and $581,000 at December 31, 2008 were recorded as a component of accumulated other comprehensive income (loss) in stockholders equity. In the six months ended June 30, 2009, we recognized a gain of $24,000 from the sale of marketable debt securities and received sale proceeds totaling $2,478,000. There were no sales of marketable securities in the six months ended June 30, 2008.

3. ACCOUNTING FOR STOCK-BASED COMPENSATION:

Effective January 1, 2006 (date of adoption), all equity-based payments to employees, including grants of employee stock options, are required to be recognized as an expense in our consolidated statement of operations based on the grant date fair value of the award. Under the modified prospective method, we are required to record equity-based compensation expense for all awards granted after the date of adoption, and for all unvested shares granted prior to the date of adoption. We utilize the straight-line method of expense recognition over the award’s service period for our graded vesting options. The fair value of stock options, granted before and after adoption has been determined using the Black-Scholes model. The compensation expense recognized for all equity based awards is net of estimated forfeitures, which were based on historical data. We have classified equity based compensation within our statement of operations in the same manner as our cash based employee compensation costs.

The fair value of the options granted to our employees were estimated on the date of grant using the Black-Scholes model. Stock options for 35,000 shares of stock and restricted stock units for 4,000 shares of stock were granted in the six months ended June 30, 2009 to certain officers and key employees. We issued 3,000 shares of common stock under our stock grant plan for non-employee directors upon their re-election to the board of directors in May 2009. We also issued 10,775 shares of common stock in the three months ended March 31, 2009 to one of our officers under an incentive compensation arrangement. These share grants and stock options were valued at their fair market value on the date of grant, with recognition of compensation expense over the corresponding vesting period.

Equity based compensation expense in the three months ended June 30, 2009 totaled $84,000 and includes $49,000 for stock option awards, $11,000 for our employee stock purchase plan, $10,000 for unvested restricted stock units and $14,000 for shares issued to our non-employee directors. Equity based compensation expense in the three months ended June 30, 2008 totaled $136,000 and includes $74,000 for stock option awards, $21,000 for our employee stock purchase plan, $14,000 for unvested restricted stock units and $27,000 for shares issued to our non-employee directors.

Equity based compensation expense in the six months ended June 30, 2009 totaled $262,000 and includes $141,000 for stock option awards, $27,000 for our employee stock purchase plan, $30,000 for unvested restricted stock units, $14,000 for shares issued to our non-employee directors and $50,000 for shares issued to an officer under an incentive compensation arrangement. Equity based compensation expense in the six months ended June 30, 2008 totaled $255,000 and includes $152,000 for stock option awards, $48,000 for our employee stock purchase plan, $28,000 for unvested restricted stock units and $27,000 for shares issued to our non-employee directors. Common stock was reduced by $20,000 in the six months ended June 30, 2009 due to a deferred tax shortfall related to stock options and restricted stock units.

At June 30, 2009, the total unrecognized compensation cost related to non vested equity based compensation arrangements was $603,000 and the related weighted average period over which it is expected to be recognized is 2.3 years.

The Black Scholes valuation model incorporates ranges of assumptions that are disclosed in the table below. The risk-free interest rate is based on the United States Treasury yield curve at the time of grant with a remaining term equal to the expected life of the awards. We estimated the expected term for our graded vesting options, representing the length of time in years that the options are expected to be outstanding, using the simplified method as specified in Staff Accounting Bulletin No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies.” We continued to use the simplified method in 2009 because our historical exercise experience is not expected to be representative of exercise patterns in the future, due to our recent restructuring activities. Expected volatility was computed based on historical fluctuations in the daily price of our common stock.

For stock options granted during the six months ending June 30, 2009, we utilized the fair value of our common stock on the date of grant and employed the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

Black Scholes Assumptions:	Six Months Ending June 30, 2009

Risk-free interest rates	2.09%
Expected life in years	4.75
Expected volatility	49%
Expected dividends	None
Weighted average fair value on grant date	$1.91

Stock Options

We have three stock incentive plans that are administered under the supervision of the Compensation Committee of the Board of Directors. There are 920,629 shares of common stock reserved in the aggregate for issuance of options and other stock based benefits under these plans, including restricted stock units and share grants to employees, officers, non-employee directors and others. Reserved shares underlying canceled options are available for future grant under our active plans. Options are granted at an option price per share equal to or greater than the market value on the date of grant. Generally, options granted to employees vest over a four-year period and expire five, seven, or ten years after the date of grant. Stock options for 35,000 shares of stock were granted during the six months ended June 30, 2009. As of June 30, 2009, there were 349,645 shares of common stock available under these plans for future issuance to employees, officers and others. There are no shares available under these plans for future issuance to non-employee directors. In addition, there are 50,000 shares reserved and included in the plan summaries below that are not part of the three stock incentive plans.

The following is a summary of stock option activity during the six months ended June 30, 2009:

	Options Outstanding	Weighted Average Exercise Price Per Share

Outstanding, December 31, 2008	715,646	$10.44
Granted	35,000	4.80
Exercised	—	—
Expired	(114,426)	11.93
Forfeited	(51,725)	7.34
Outstanding, June 30, 2009	584,495	$10.09

Exercisable, June 30, 2009	413,836	$11.48

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The weighted average remaining contractual term and aggregate intrinsic value for options outstanding at June 30, 2009 was 3.84 years and $123,546. The weighted average remaining contractual term and aggregate intrinsic value of options exercisable at June 30, 2009 was 2.89 years and $22,750. There were no options exercised in the six months ended June 30, 2009.

Restricted Stock Units

Our 1998 Stock Incentive Plan also permits our Compensation Committee to grant other stock-based benefits, including restricted stock units. Restricted stock units are valued at a price equal to the fair market value of our common stock on the date of grant, vest over a four year period and entitle the holders to one share of our common stock for each restricted stock unit. The aggregate intrinsic value of outstanding restricted stock units as of June 30, 2009 was $208,000.

A summary of activity in non vested restricted stock units for the six months ended June 30, 2009 is as follows:

Non vested restricted stock units	Shares	Weighted – Average Grant Date Fair Value

Non vested at December 31, 2008	42,701	$7.05
Granted	4,000	4.69
Vested	—	—
Forfeited	(10,212)	6.64
Non vested at June 30, 2009	36,489	$6.70

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. There were no shares issued under this plan in the six months ended June 30, 2009 or the six months ended June 30, 2008. As of June 30, 2009, 112,812 shares remain available for future issuance under this plan.

Stock Grant Plan for Non-Employee Directors

Our stock grant plan for non-employee directors provides for automatic grants of 1,000 shares of our common stock to each of our non-employee directors upon their re-election to the board of directors. The plan provides for a total of 30,000 shares of our common stock for issuance to directors and will expire on May 19, 2018. We issued a total of 3,000 shares of common stock under this plan in connection with our annual meeting in May 2009, resulting in $14,000 of stock compensation expense in the three and six months ended June 30, 2009. There are presently 24,000 shares of common stock reserved in the aggregate for future issuance under this plan.

4. CERTAIN BALANCE SHEET COMPONENTS:

Inventories consist of the following:

(In thousands)	June 30, 2009	December 31, 2008

Raw materials and purchased parts	$4,070	$3,442
Work in process	794	724
Finished goods	5,471	5,703

Total inventories	$10,335	$9,869

Warranty costs:

We provide for the estimated cost of product warranties at the time revenue is recognized, generally for one year. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Our warranty liability is included as a component of accrued expenses. At the end of each reporting period we revise our estimated warranty liability based on these factors. A reconciliation of the changes in our estimated warranty liability is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008

Balance at beginning of period	$636	$774	$823	$819
Accrual for warranties	114	248	198	438
Settlements made during the period	(241)	(271)	(512)	(506)

Balance at end of period	$509	$751	$509	$751

Extended warranty:

Our extended warranty liability is included as a component of advance customer payments. A reconciliation of the changes in our extended warranty liability is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008

Balance at beginning of period	$608	$460	$605	$425
Revenue deferrals	125	166	206	267
Amortization of deferred revenue	(94)	(63)	(172)	(129)

Balance at end of period	$639	$563	$639	$563

5. INTANGIBLE ASSETS:

Intangible assets consist of the following:

	As of June 30, 2009			As of December 31, 2008
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Developed technology	$7,775	$(7,395)	$380	$7,775	$(7,304)	$471
Patents and trademarks	2,914	(2,400)	514	2,730	(2,245)	485
Total	$10,689	$(9,795)	$894	$10,505	$(9,549)	$956

Amortization expense for the three and six month periods ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008

Developed technology	$46	$45	$91	$90
Patents and trademarks	80	70	156	131

Total	$126	$115	$247	$221

Intangible and other long lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when future undiscounted cash flows expected to result from use of the asset and eventual disposition are less than the carrying amount. Amortization of patents and trademarks has been classified as research and development expense in the accompanying statement of operations. Estimated aggregate amortization expense based on current intangibles for the next four years is expected to be as follows: $246,000 for the remainder of 2009 and $353,000 in 2010, $285,000 in 2011, and $10,000 in 2012.

6. BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS:

Our electronic assembly segment is the design, manufacture and sale of optical process control sensors and inspection systems for the electronic assembly equipment market. The semiconductor segment is the design, manufacture and sale of optical and other process control sensors and related equipment for the semiconductor capital equipment market. Information regarding our segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008

Revenue:
Electronic Assembly
OEM Sensors	$1,204	$5,931	$2,644	$12,762
SMT Systems	3,320	6,111	5,565	11,690
Total Electronic Assembly	4,524	12,042	8,209	24,452

Semiconductor	655	1,349	1,332	2,746
Total	$5,179	$13,391	$9,541	$27,198

Income (loss) from operations:
Electronic Assembly	$(3,753)	$(796)	$(7,377)	$(619)
Semiconductor	(217)	63	(574)	45
Total income (loss) from operations	(3,970)	(733)	(7,951)	(574)
Interest income and other	150	245	358	763
Income (loss) before taxes	$(3,820)	$(488)	$(7,593)	$189

Depreciation and amortization:
Electronic Assembly	$503	$494	$1,018	$973
Semiconductor	71	69	143	130
Total	$574	$563	$1,161	$1,103

Export sales were 76% of revenue in the three months ended June 30, 2009 and 74% of revenue in the six months ended June 30, 2009. Export sales were 84% of revenue in the three months ended June 30, 2008 and 87% of revenue in the six months ended June 30, 2008. All of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008

Americas	$493	$398	$550	$1,093
Europe	1,453	3,409	3,567	8,644
Asia	909	7,442	1,846	13,792
Other	1,099	—	1,099	4

Total export sales	$3,954	$11,249	$7,062	$23,533

Historically, we have been dependent upon two electronic assembly customers, Assembleon and Juki, for a significant portion of our revenue. For the year ended December 31, 2008, sales to Juki accounted for 21% of our total revenue and sales to Assembleon accounted for 15% of our total revenue. Assembleon notified us in 2008 that it intended to start transitioning away from our current alignment products when it introduced its next generation of equipment in 2010, although the timing of this transition became less clear as the economy slowed. Approximately 10% of our revenue has historically been generated from new product sales to Assembleon, and most or all of this revenue would be eliminated should Assembleon ultimately transition from our current alignment products.

Sales to a single customer of our SMT system products accounted for 21% of our total revenue in the three months ended June 30, 2009 and 12% of our total revenue in the six months ended June 30, 2009.

In the three and six months ended June 30, 2009, we recorded an $800,000 provision for doubtful accounts related to a key distributor of our SMT system products. The distributor remains in business, and is committed to paying us the amount owed.

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

Common equivalent shares are excluded from the calculation of net loss per diluted share due to their anti-dilutive effect. As a result, no common equivalent shares were included in the calculation of net loss per diluted share for the three and six months ended June 30, 2009 or the three months ended June 30, 2008. The calculation of diluted net income per common share for the six months ended June 30, 2008 includes 38,000 common equivalent shares.

The calculation of diluted net income (loss) per common share excludes 671,000 potentially dilutive shares for the three months ended June 30, 2009, 643,000 potentially dilutive shares for the three months ended June 30, 2008, 739,000 potentially dilutive shares for the six months ended June 30, 2009 and 511,000 potentially dilutive shares for the six months ended June 30, 2008, because their effect would be anti-dilutive.

8. COMPREHENSIVE INCOME:

Components of comprehensive income (loss) include net income (loss), foreign-currency translation adjustments, unrealized gains and losses on available-for-sale securities and reclassification adjustments. Total comprehensive income (loss) amounted to $(2,041,000) for the three months ended June 30, 2009 and $(553,000) for the three months ended June 30, 2008. Total comprehensive income (loss) amounted to $(4,659,000) for the six months ended June 30, 2009 and $201,000 for the six months ended June 30, 2008.

At December 31, 2008 and June 30, 2009 components of accumulated other comprehensive loss is as follows:

(In thousands)	Foreign Currency Translation	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Loss

Balance December 31, 2008	$(906)	$376	$(530)
Current period change	(122)	(181)	(303)

Balance June 30, 2009	$(1,028)	$195	$(833)

Reclassification adjustments in the three and six months ended June 30, 2009 were not significant. A reclassification adjustment was recognized in the three and six months ended June 30, 2008 for a $166,000 unrealized loss on an available for sale equity security resulting from a decline in market value which was determined to be other than temporary.

9. INCOME TAXES:

We recorded an income tax benefit in the six months ended June 30, 2009 at an effective tax rate of 42.6%, compared to an effective tax rate of 16.4% in the six months ended June 30, 2008. Our recorded income tax benefit for the three and six months ended June 30, 2009 includes a $537,000 discrete benefit from reversal of a portion of our reserve for income taxes resulting from settlement of Internal Revenue Service audits of our 2006 and 2007 federal income tax returns. Discrete items impacting the effective tax rate in the six months ended June 30, 2008 were inconsequential. The change in the effective tax rate for 2009 is due to the aforementioned discrete item, reductions in the level of non-deductible expenses and a small benefit from the research and experimentation (R&D) tax credit, offset by higher tax expense in foreign tax jurisdictions with tax rates differing from the U.S federal statutory rate. No benefit from the R&D tax credit was recognized in the six months ended June 30, 2008 because the R&D tax credit had not yet been signed into law.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2005. During the three months ended June 30, 2009, the internal revenue service completed audits of our 2006 and 2007 federal income tax returns. Our settlement with the internal revenue service will not have a material impact on our financial condition.

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

Our analysis of the need for valuation allowances considered that we have positive cumulative profit through 2008 even without the exclusion of the $2.9 million non-deductible goodwill impairment in 2008. We also considered our forecasts of future profitability, the duration of statutory carry forward periods and tax planning alternatives. We further evaluated our past cycles which tend to average five years in length (from peak to trough) and also considered our five year cumulative results, which also had strong profits. Finally, we evaluated where these cumulative three and five year measures might be at the end of 2009 and considered other positive evidence to conclude no incremental valuation allowance was needed at June 30, 2009.

While we have a history of profits, our recent results have been impacted by the recent global economic slowdown, and we incurred a loss in the United States in 2008 and the first six months of 2009, where most of our net deferred tax assets are recorded. Therefore, achievement of profitability in the United States will be a significant factor in determining our continuing ability to carry these deferred tax assets without recording a valuation allowance.

If future results from our operations are less than projected, a valuation allowance may be required to reduce the deferred tax assets. If we continue to incur losses for several more quarters, and if our operations and outlook show no sign of improvement by as early as the third quarter of 2009, we may be required to record as much as a full valuation allowance against virtually all of our deferred tax assets, which could have a material impact on our results of operations in the period in which it is recorded.

Deferred tax assets at June 30, 2009, include net operating loss carry forwards incurred in the UK by CyberOptics Ltd., which was acquired in 1999. The utilization of these net operating loss carry forwards is dependent on CyberOptics Ltd.’s ability to generate sufficient UK taxable income during the carry forward period.

10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiaries in the United Kingdom and Singapore. These currency swap agreements are structured to mature near the last day of each quarter, and are designated as cash flow hedges. At June 30, 2009, we had two open swap agreements for £500,000 GBP and $1,900,000 SGD that were purchased on June 30, 2009, the fair value of which was inconsequential. Gains and losses from foreign currency transactions and foreign currency swap agreements are recognized in interest income and other in our statement of operations.

In the three months ended June 30, 2009, we recognized net gains (losses) from settlement of foreign currency swap agreements of $(192,000) that offset foreign currency transaction gains (losses) on the underlying inter-company balances of $188,000. In the six months ended June 30, 2009, we recognized net gains (losses) from settlement of foreign currency swap agreements of $(182,000) that offset foreign currency transactions gains (losses) on the underlying inter-company balances of $145,000.

Foreign currency swap agreements and the impact of currency fluctuations on the underlying inter-company balances were insignificant in the three and six months ended June 30, 2008.

Our foreign currency swap agreements contain credit risk to the extent that our bank counter-parties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counter-parties to major financial institutions. We do not expect material losses as a result of defaults by other parties.

11. REPURCHASE OF COMMON STOCK:

No shares of common stock were repurchased in the six months ended June 30, 2009 and no repurchase authorizations are currently in effect.

12. CONTINGENCIES:

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

13. SEVERANCE, RECRUITMENT AND SINGAPORE TRANSITION:

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

All of the severance costs related to the February 2008 transition to Singapore, November 2008 and February 2009 workforce reductions have been classified as severance and recruitment in our statement of operations. Severance expenses related to these actions were $90,000 in the three months ended June 30, 2009 and $395,000 in the six months ended June 30, 2009. Severance and recruitment expenses related to these actions were $185,000 in the three months ended June 30, 2008 and $378,000 in the six months ended June 30, 2008.

A summary of our severance accruals follows:

	Electronic Assembly				Semiconductor
(In thousands)	February 2008 Singapore	November 2008 workforce reduction	February 2009 workforce reduction	Total	November 2008 workforce reduction	February 2009 workforce reduction	Total	Total

Balance, December 31, 2008	$207	$104	$—	$311	$4	$—	$4	315

Cost incurred	51	—	165	216	—	89	89	305

Payments made	(90)	(104)	(97)	(291)	(4)	(8)	(12)	(303)

Balance, March 31, 2009	$168	$—	$68	$236	$—	$81	$81	317

Cost incurred	29	—	36	65	—	25	25	90

Payments made	(131)	—	(79)	(210)	—	(100)	(100)	(310)

Balance, June 30, 2009	$66	$—	$25	$91	$—	$6	$6	97

No further severance or transition expenses are anticipated in the three months ended September 30, 2009.

14. FAIR VALUE MEASUREMENTS:

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

The following table provides information regarding fair value measurements for our cash equivalents and marketable securities as of June 30, 2009 according to the three-level fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	Balance June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$429	$—	$429	$—
U.S. government and agency obligations	18,051	—	18,051	—
Corporate debt securities and certificates of deposit	3,250	—	3,250	—
Asset backed securities	329	—	329	—
Equity securities	40	40	—	—
Totals	$22,099	$40	$22,059	$—

Our foreign currency swap agreements are structured to mature on the last day of each quarter. As a result, the fair value associated with these agreements is inconsequential.

15. RECENT ACCOUNTING DEVELOPMENTS:

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We adopted this FSP for our quarter ending June 30, 2009. There was no impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.” The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We adopted this FSP for our quarter ending June 30, 2009. There was no impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We have included the required disclosures in our financial statements for the quarter ending June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which requires an entity to disclose the date through which it has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. We adopted SFAS No. 165 on June 30, 2009 with no material impact on our consolidated financial statements (see Note 1).

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162.” The objective is to replace SFAS No. 162 and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 does not change GAAP. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 will have no material impact on our consolidated financial statements.

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

FORWARD LOOKING STATEMENTS:

The following management’s discussion and analysis contains a number of estimates and predictions that are forward looking rather than based on historical fact. Among other matters, we discuss (i) our expectations regarding the transfer of our research and development and manufacturing operations for our systems products to Singapore and the costs we expect to incur this year, and avoid in the future, because of that transfer; (ii) our anticipated revenues and losses for the third quarter of 2009; (iii) the timing of introduction of and the potential margin improvement resulting from our SE500 next-generation solder paste inspection system; (iv) other new technologies that we have under development; (v) the potential effect, if any, of our sensors not being used in the future by a significant customer; (vi) our expectations regarding market acceptance of WaferSense™ and our other semiconductor products; (vii) our beliefs regarding trends in the general economy and its impact on markets for our equipment; and (viii) the impact of currency fluctuations on our operations. Although we have made these statements based on our experience and best estimate of future events, there may be events or factors that we have not anticipated, and the accuracy of our statements and estimates are subject to a number of risks, including those identified in Item 1A of this Form 10-Q and in our Annual Report on Form 10-K.

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

Our results were favorably impacted in 2006 and 2007 as the worldwide demand for cell phones, laptops and other consumer electronics remained strong, driving the need for increased production of printed circuit boards and memory modules, and thereby increasing demand for our electronic assembly and semiconductor products. After peaking in the third quarter of 2007, our revenue declined sequentially each quarter through the first quarter of 2009, as our results were negatively impacted by reduced levels of capital spending for electronics manufacturing capacity brought about by the deepening weakness in the global economy. New orders dropped off sharply late in the fourth quarter of 2008 as the global economy fell into a severe recession. Our results for the six months ended June 30, 2009 continued to be adversely affected by ongoing weakness in the global electronics market. Revenues were $5.2 million in the quarter ended June 30, 2009, down 61% from $13.4 million in the same period last year. We lost $4.0 million from operations in the quarter ended June 30, 2009, down from an operating loss of $733,000 in the quarter ended June 30, 2008.

For the quarter ending September 30, 2009 we are forecasting revenue of $6.5-$7.5 million, down from revenue of $11.6 million in the quarter ending September 30, 2008. Although we expect revenue for the third quarter of 2009 to be down when compared to last year, we are seeing early signs of strengthening in the global electronics market. Manufacturers of SMT assembly equipment, who did not place sensor orders in this year’s first half, have notified us they will resume ordering in the third quarter. In addition, demand for SE500 solder paste inspection and AOI systems from Asian original design manufacturers is improving, particularly those involved with producing SMT circuit boards for laptop computers. Reflecting these developments, we ended the second quarter with an order backlog of $6.4 million, of which $4.0 million is scheduled for shipment or customer acceptance in the third quarter ending September 30, 2009. This backlog is up 76% from the level at the end of this year’s first quarter.

Throughout 2008 and into the first six months of 2009, we continued to restructure our operations, improve efficiency and reduce costs in response to the severe global economic recession, including the following:

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

•

In addition to the impact of global economic conditions on our sales, Assembleon notified us in 2008 that it intended to start transitioning away from our current alignment products when it introduced its next generation of equipment in 2010, although the timing of this transition became less clear as the economy slowed. Approximately 10% of our revenue has historically been generated from new product sales to Assembleon, and most or all of this revenue would be eliminated should Assembleon ultimately transition away from our current alignment products.

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

•

From the start of the fourth quarter of 2008 through the end of the second quarter of 2009, we will have reduced our workforce by 50 employees or approximately 25%, resulting from the move to Singapore, relocation of manufacturing for our semiconductor operations, and the November 2008 and February 2009 workforce reductions. We incurred a $395,000 charge for severance in the six months ended June 30, 2009 related to these actions. We do not expect implementation of these cost reduction actions to impact our strategic growth programs.

•

During 2008, we invested heavily in our recently introduced next-generation SE500 solder paste inspection system. Based on a new cost-reduced platform, we believe the SE500 is the fastest and most accurate solder paste inspection system available on the market. Given its industry-leading inspection capabilities, we believe the SE500 will command improved pricing in comparison to the existing SE300. We also believe the SE500 should enable us to gain a larger share of the global solder paste inspection market.

•

We continue to pursue several promising growth opportunities for our next generation inspection technology, which is aimed at lowering the cost of inspection, in addition to providing faster production through-put speeds, improved ease of use, and the higher resolution required for inspecting progressively smaller electronic components. Reflecting our progress with these R&D initiatives, we have signed two new OEM development contracts in the past year with manufacturers of electronic assembly equipment for our embedded inspection technology. Following these two earlier contracts, we recently signed a third OEM development contract for an embedded sensor for the photovoltaic solar market. Initial revenues from these projects are anticipated in 2010.

•

We believe our ongoing focus on R&D, combined with the revenue generating potential of our new SE500 solder paste inspection system, new OEM development contracts and strategic repositioning in Asia, will lead to improved operating results as the global electronics market starts to recover from the current economic recession.

We have no debt and our cash and marketable securities of $23.4 million at June 30, 2009 are more than adequate to fund our operations and various growth opportunities for an extended period of time, even given our expectation for weak financial results through at least the third quarter of 2009, due to the severe global economic recession.

Segment Results

Operating results for our electronic assembly and semiconductor segments for the three and six month periods ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30, 2009			Three months ended June 30, 2008
(In thousands)	Electronic Assembly	Semi- Conductor	Total	Electronic Assembly	Semi- Conductor	Total

Revenues	$4,524	$655	$5,179	$12,042	$1,349	$13,391
Cost of revenues	3,304	277	3,581	6,954	515	7,469
Gross margin	1,220	378	1,598	5,088	834	5,922

Research and development expenses	1,484	246	1,730	2,158	402	2,560
Selling, general and administrative expenses	3,396	306	3,702	3,514	351	3,865
Severance and recruitment expenses	65	25	90	185	—	185
Amortization of intangibles	28	18	46	27	18	45

Income (loss) from operations	$(3,753)	$(217)	$(3,970)	$(796)	$63	$(733)

	Six months ended June 30, 2009			Six months ended June 30, 2008
(In thousands)	Electronic Assembly	Semi- Conductor	Total	Electronic Assembly	Semi- Conductor	Total

Revenue	$8,209	$1,332	$9,541	$24,452	$2,746	$27,198
Cost of revenue	5,980	585	6,565	13,814	1,023	14,837
Gross profit	2,229	747	2,976	10,638	1,723	12,361

Research and development expenses	3,270	537	3,807	4,279	893	5,172
Selling, general and administrative expenses	6,000	634	6,634	6,546	749	7,295
Severance and recruitment expenses	281	114	395	378	—	378
Amortization of intangibles	55	36	91	54	36	90

Income (loss) from operations	$(7,377)	$(574)	$(7,951)	$(619)	$45	$(574)

Revenues

Our revenues decreased by 61% to $5.2 million in the three months ended June 30, 2009 from $13.4 million in the three months ended June 30, 2008, and decreased by 65% to $9.5 million in the six months ended June 30, 2009 from $27.2 million in the six months ended June 30, 2008. The following table sets forth revenues by product line for the three and six month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008

Electronic Assembly
OEM Sensors	$1,204	$5,931	$2,644	$12,762
SMT Systems	3,320	6,111	5,565	11,690
Total Electronic Assembly	4,524	12,042	8,209	24,452
Semiconductor	655	1,349	1,332	2,746
Total	$5,179	$13,391	$9,541	$27,198

          Electronic Assembly

Revenues from our electronic assembly OEM sensors decreased by 80% to $1.2 million in the three months ended June 30, 2009 from $5.9 million in the three months ended June 30, 2008 and decreased by 79% to $2.6 million in the six months ended June 30, 2009 from $12.8 million in the six months ended June 30, 2008. Revenues from our SMT systems products, decreased by 46% to $3.3 million in the three months ended June 30, 2009 from $6.1 million in the three months ended June 30, 2008 and decreased by 52% to $5.6 million in the six months ended June 30, 2009 from $11.7 million in the six months ended June 30, 2008.

The severe weakness in the global economy and electronics markets experienced late in 2008 continued into the first half of 2009, causing the significant declines in revenue from both our electronic assembly OEM sensors and SMT system products when compared with the first half of 2008. Although we expect revenue for the third quarter of 2009 to be down when compared to last year, we are seeing early signs of strengthening in the global electronics market. Manufacturers of SMT assembly equipment, who did not place sensor orders in this year’s first half, have notified us they will resume ordering in the third quarter. In addition, demand for SE500 solder paste inspection and AOI systems from Asian original design manufacturers is improving, particularly those involved with producing SMT circuit boards for laptop computers.

Export revenue from electronic assembly sensors and SMT systems totaled $3.8 million or 85% of revenue in the three months ended June 30, 2009, compared to $10.6 million or 88% of revenue in the three months ended June 30, 2008. Export revenue from electronic assembly sensors and SMT systems totaled $6.7 million or 82% of revenue in the six months ended June 30, 2009, compared to $22.3 million or 91% of revenue in the six months ended June 30, 2008. Sales to international customers continue to be significant, as manufacturing of electronic components has migrated offshore, particularly to China and other areas of Asia.

Although our markets have contracted with decreased demand for consumer and commercial electronics, we believe the trend toward automated inspection using SMT inspection systems will continue due to ongoing miniaturization of SMT circuit board components. Required for downsizing products, many SMT circuit board components have become so small that it is now virtually impossible for the human eye to inspect circuit boards for defects in solder paste quality, component placement and solder joints. We believe, supported by increased competition in our markets, that automated inspection has become the only viable means for inspecting SMT circuit boards with such tiny components. Although we will be required to continue to innovate to grow in this increasingly competitive market, we believe that our SMT systems products will be one of our primary growth drivers over the next few years.

          Semiconductor

Revenues from semiconductor products decreased by 51% to $655,000 in the three months ended June 30, 2009 from $1.3 million in the three months ended June 30, 2008 and decreased by 51% to $1.3 million in the six months ended June 30, 2009 from $2.7 million in the six months ended June 30, 2008. The decrease in revenue was due to severe weakness in the global economy, difficult conditions in the market for semiconductor fabrication equipment and declining revenue from our older wafer mapper and frame grabber products.

Our wafer mapper and frame grabber products are relatively mature. We anticipate that future growth in our semiconductor revenues, exclusive of changes related to capital procurement cycles, will come from our new WaferSense™ products. WaferSense™ is a family of wireless, wafer like precision measurement tools for in-situ setup, calibration and process optimization in semiconductor processing equipment. We have recently introduced several new additions to the WaferSense™ product line, including additional leveling sensors, along with new gapping, teaching and vibration sensors.

Export revenue from semiconductor products totaled $120,000 or 18% of revenue in the three months ended June 30, 2009, compared to $604,000 or 45% of revenue in the three months ended June 30, 2008. Export revenue from semiconductor products totaled $328,000 or 25% of revenue in the six months ended June 30, 2009, compared to $1.2 million or 42% of revenue in the six months ended June 30, 2008.

Gross Margin

          Electronic Assembly

Gross margin as a percentage of electronic assembly sales was 27% in the three months ended June 30, 2009, compared to 42% in the three months ended June 30, 2008. Gross margin as a percentage of electronic assembly sales was 27% in the six months ended June 30, 2009, compared to 44% in the six months ended June 30, 2008. The reduction in gross margin percentage during the three and six months ended June 30, 2009 was due to significantly lower sales of higher margin electronic assembly sensors, which were more severely impacted by the recession. Additionally, the lower levels of revenue resulted in substantially lower production volumes over which to spread fixed manufacturing overhead costs.

In response to significant weakness in our markets resulting from the global recession, and transition of manufacturing for our SMT system products to Singapore, we had reduced our manufacturing workforce by over 30 employees or 45% by the end of the second quarter of 2009. In addition, by the end of the second quarter of 2009, we completed consolidating our Portland-based semiconductor manufacturing into our Minneapolis facility, a move that will further streamline our cost structure going forward. These actions will allow us to reduce our overall manufacturing costs and better leverage our manufacturing operations, thereby favorably impacting our gross margins not only in the second half of 2009, but also in future periods. We estimate factory cost savings starting in the third quarter of 2009 from our cost reduction actions and transition of systems-related manufacturing to Singapore of approximately $2.0 million per year.

The market for automated inspection has become increasingly competitive, causing us to decrease the selling prices of our existing products in some markets. We compensate for this pricing pressure by introducing new products with more features and improved performance and through manufacturing cost reduction programs. For example, we believe our recently introduced next-generation SE500 solder paste inspection system, which is manufactured in Singapore, is the fastest and most accurate solder paste inspection system available on the market. Although we expect to introduce several new systems platforms in the future based on new technology that will also allow for reduced cost and improvement in margins, we anticipate that the global recession will impact our ability to market these products and that margins will be depressed until the economy begins to recover.

          Semiconductor

Gross margin as a percentage of semiconductor sales was 58% in the three months ended June 30, 2009, compared to 62% in the three months ended June 30, 2008. Gross margin as a percentage of semiconductor sales was 56% in the six months ended June 30, 2009, compared to 63% in the six months ended June 30, 2008. Gross margin as a percentage of semiconductor sales decreased due to lower levels of revenue, resulting in substantially lower production volumes over which to spread fixed manufacturing overhead costs. The full benefit from consolidation of manufacturing for our semiconductor products into our Minneapolis, Minnesota headquarters facility will be realized starting in the third quarter of 2009.

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

In response to the significant weakness in our markets and the global economy, and also due to our transition of a significant portion of our operations to Singapore, we reduced our workforce by 50 employees or 25% (over 30 in manufacturing and approximately 20 in development, sales and marketing) from the start of the fourth quarter of 2008 through the end of the second quarter of 2009. Other cost saving measures include salary reductions of 12% for all officer and internal director level positions, 10% for other employees with salaries exceeding $100,000 and a smaller percentage reduction for employees with salaries ranging between $35,000 and $100,000. In addition, we have reduced spending for non-labor costs such as travel, supplies and the like. We anticipate that the workforce reductions, salary reductions and other cost saving measures, combined with savings from our transition to Singapore will provide aggregate annual expense savings of almost $5.0 million per year, of which approximately $3.0 million will be operating expense savings and $2.0 million will be the factory cost savings discussed above under gross margin.

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

          Electronic Assembly

Research and development expenses for our electronic assembly segment were $1.5 million in the three months ended June 30, 2009, compared to $2.2 million in the three months ended June 30, 2008. Research and development expenses for our electronic assembly segment were $3.3 million in the six months ended June 30, 2009, compared to $4.3 million in the six months ended June 30, 2008. The 31% and 24% decrease in research and development expenses in 2009 resulted from a more focused and efficient research and development effort due to transition of systems related research and development to Singapore, as well as transition costs incurred in 2008. Singapore transition costs classified as research and development expense were $325,000 and $374,000 in the three and six months ended June 30, 2008. No transition costs were incurred in 2009. In addition, the cost reduction actions implemented in November 2008 and February 2009 contributed to the lower level of spending in the three and six months ended June 30, 2009.

Selling, general and administrative expenses for our electronic assembly segment were $3.4 million in the three months ended June 30, 2009, compared to $3.5 million in the three months ended June 30, 2008. Selling, general and administrative expenses for our electronic assembly segment were $6.0 million for both the six months ended June 30, 2009 and the six months ended June 30, 2008. Selling, general and administrative expenses for the three and six months ended June 30, 2009 includes an $800,000 provision for doubtful accounts related to a key distributor of our SMT system products. The distributor remains in business, and is committed to paying us the amount owed. The increase in the provision for doubtful accounts was mostly offset by reductions in travel costs, commissions for third party sales representatives resulting from the lower level of SMT system sales and lower foreign sales office expenses resulting from favorable foreign exchange rates.

          Semiconductor

Research and development expenses for our semiconductor segment were $246,000 in the three months ended June 30, 2009 compared to $402,000 in the three months ended June 30, 2008. Research and development expenses for our semiconductor segment were $537,000 in the six months ended June 30, 2009 compared to $893,000 in the six months ended June 30, 2008. The decline in research and development expenses resulted from the cost reduction actions that were implemented in November 2008 and February 2009.

Selling, general and administrative expenses for our semiconductor segment were $306,000 in the three months ended June 30, 2009, compared to $351,000 in the three months ended June 30, 2008. Selling, general and administrative expenses for our semiconductor segment were $634,000 in the six months ended June 30, 2009, compared to $749,000 in the six months ended June 30, 2008. The decrease in selling, general and administrative expenses in 2009 compared to 2008 was due to lower salary and consulting costs, and lower sales commissions resulting from the reduced level of revenue.

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

All of the severance costs related to the February 2008 transition to Singapore, November 2008 and February 2009 workforce reductions have been classified as severance and recruitment in our statement of operations. Severance expenses related to these actions were $90,000 in the three months ended June 30, 2009 and $395,000 in the six months ended June 30, 2009. Severance and recruitment expenses related to these actions were $185,000 in the three months ended June 30, 2008 and $378,000 in the six months ended June 30, 2008.

A summary of our severance accruals follows:

	Electronic Assembly				Semiconductor
(In thousands)	February 2008 Singapore	November 2008 workforce reduction	February 2009 workforce reduction	Total	November 2008 workforce reduction	February 2009 workforce reduction	Total	Total

Balance, December 31, 2008	$207	$104	$—	$311	$4	$—	$4	315

Cost incurred	51	—	165	216	—	89	89	305

Payments made	(90)	(104)	(97)	(291)	(4)	(8)	(12)	(303)

Balance, March 31, 2009	$168	$—	$68	$236	$—	$81	$81	317

Cost incurred	29	—	36	65	—	25	25	90

Payments made	(131)	—	(79)	(210)	—	(100)	(100)	(310)

Balance, June 30, 2009	$66	$—	$25	$91	$—	$6	$6	97

No further severance or transition expenses are anticipated in the three months ended September 30, 2009.

Interest and Other

Interest income and other includes interest earned on investments, realized gains and losses from sales of investments and gains and losses associated with foreign currency transactions and foreign currency swap agreements. Interest income and other in 2008 also includes a $166,000 unrealized loss on an available for sale equity security. The decline in market value for this security was determined to be other than temporary, resulting in recognition of the unrealized loss in our statement of operations.

Interest income and other decreased in the three and six months ended June 30, 2009 compared to the same periods of 2008 due to lower rates of interest earned on invested funds and lower invested balances of cash equivalents and marketable securities, primarily resulting from repurchases of our common stock in 2008.

We anticipate that interest income and other will decline throughout 2009 due to lower invested balances of cash and marketable securities, as well as lower rates of interest earned on invested funds.

Provision for Income Taxes and Effective Income Tax Rate

We recorded an income tax benefit in the six months ended June 30, 2009 at an effective tax rate of 42.6%, compared to an effective tax rate of 16.4% in the six months ended June 30, 2008. Our recorded income tax benefit for the three and six months ended June 30, 2009 includes a $537,000 discrete benefit from the reversal of a portion of our reserve for income taxes resulting from settlement of Internal Revenue Service audits of our 2006 and 2007 federal income tax returns. Discrete items impacting the effective tax rate in the six months ended June 30, 2008 were inconsequential. The change in the effective tax rate for 2009 is due to the aforementioned discrete item, reductions in the level of non-deductible expenses for income tax purposes and a small benefit from the research and experimentation (R&D) tax credit, offset by higher tax expense in foreign tax jurisdictions with tax rates differing from the U.S federal statutory rate. No benefit from the R&D tax credit was recognized in the six months ended June 30, 2008 because the R&D tax credit for 2008 had not yet been signed into law.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2005. During the three months ended June 30, 2009, the internal revenue service completed audits of our 2006 and 2007 federal income tax returns. Our settlement with the internal revenue service will not have a material impact on our financial condition.

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

Our analysis of the need for valuation allowances considered that we have positive cumulative profit through 2008 even without the exclusion of the $2.9 million non-deductible goodwill impairment in 2008. We also considered our forecasts of future profitability, the duration of statutory carry forward periods and tax planning alternatives. We further evaluated our past cycles which tend to average five years in length (from peak to trough) and also considered our five year cumulative results, which also had strong profits. Finally, we evaluated where these cumulative three and five year measures might be at the end of 2009 and considered other positive evidence to conclude no incremental valuation allowance was needed at June 30, 2009.

While we have a history of profits, our recent results have been impacted by the recent global economic slowdown, and we incurred a loss in the United States in 2008 and the first six months of 2009, where most of our net deferred tax assets are recorded. Therefore, achievement of profitability in the United States will be a significant factor in determining our continuing ability to carry these deferred tax assets without recording a valuation allowance.

If future results from our operations are less than projected, a valuation allowance may be required to reduce the deferred tax assets. If we continue to incur losses for several more quarters, and if our operations and outlook show no sign of improvement by as early as the third quarter of 2009, we may be required to record as much as a full valuation allowance against virtually all of our deferred tax assets, which could have a material impact on our results of operations in the period in which it is recorded.

Deferred tax assets at June 30, 2009, include net operating loss carry forwards incurred in the UK by CyberOptics Ltd., which was acquired in 1999. The utilization of these net operating loss carry forwards is dependent on CyberOptics Ltd.’s ability to generate sufficient UK taxable income during the carry forward period.

Order Rate and Backlog

Our orders totaled $7.9 million in the three months ended June 30, 2009 compared to $4.1 million in the three months ended March 31, 2009 and $14.2 million in the three months ended June 30, 2008. Backlog totaled $6.4 million at June 30, 2009, $3.6 million at March 31, 2009 and $5.5 million at June 30, 2008. The scheduled shipment (or estimated timing of revenue for systems recognized upon acceptance) for backlog at June 30, 2009 is as follows:

(In thousands)	Backlog

3rd Quarter 2009	$3,989
4th Quarter 2009 and after	2,404
Total backlog	$6,393

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased by $2.8 million in the six month period ended June 30, 2009 primarily due to cash used by operating activities of $5.7 million, and capital purchases of $480,000, offset in part by sales and maturities of marketable securities, net of purchases, of $3.3 million. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities and investment of cash balances resulting from those maturities or from other sources of cash in addition to marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Our combined balances of cash and marketable securities decreased $6.4 million to $23.4 million as of June 30, 2009 from $29.8 million as of December 31, 2008, resulting primarily from our loss from operations in the six months ended June 30, 2009.

Operations used $5.7 million of cash in the six months ended June 30, 2009. Cash used by operations included a net loss of $4.4 million which included $707,000 of net non-cash expenses for depreciation and amortization, provision for doubtful accounts, deferred taxes, foreign currency transactions, stock compensation costs and realized gains on available for sale securities. Changes in operating assets and liabilities using cash included increases in inventories of $678,000 and other assets of $1.2 million and decreases in accounts payable of $427,000 and accrued expenses of $1.1 million. Changes in operating assets and liabilities providing cash included decreases in accounts receivable of $1.4 million and advance customer payments of $82,000. The increase in inventory was due to lower sales resulting from the sluggish global economy and additional inventory purchases to manufacture our recently introduced SE500 solder paste inspection system. Other assets were higher due to anticipated income tax refunds resulting from our losses in the first six months of 2009. Accounts payable were lower due to the timing of inventory purchases and vendor payments, reflecting our expectation for lower sales levels in 2009. The decrease in accrued expenses resulted from lower warranty accruals resulting from the lower level of sales and reductions in compensation related accruals due to our recent workforce reduction. The decrease in accounts receivable was due to the lower level of sales in the second quarter of 2009 compared to the fourth quarter of 2008 and an $800,000 increase in the provision for doubtful accounts.

We generated $203,000 of cash from operations in the six months ended June 30, 2008. Cash provided by operations included net income of $158,000, which included $1.5 million of net non-cash expenses for depreciation and amortization, provision for doubtful accounts, foreign currency transactions, stock compensation expense and an unrealized loss on an available for sale equity security. Changes in operating assets and liabilities using cash included increases in accounts receivable of $980,000 and other assets of $734,000, decreases in accrued expenses of $194,000 and advance customer payments of $301,000, offset in part by a $714,000 increase in accounts payable.

Investing activities provided $2.9 million of cash in the six months ended June 30, 2009 compared to using $1.9 million of cash during the same period in 2008. Changes in the level of investment in marketable securities resulting from purchases, maturities and sales of those securities generated $3.3 million of cash in 2009 and used $879,000 of cash during the same period of 2008. We used $480,000 of cash for the purchase of fixed assets and capitalized patent costs in the six months ended June 30, 2009, compared to using $1.0 million of cash for these items in the six months ended June 30, 2008.

There were no financing activities in the six months ended June 30, 2009. Financing activities used $5.8 million of cash in the six months ended June 30, 2008, mainly for the repurchase of our common stock. Proceeds from the exercise of stock options, including excess tax benefits from the exercise of those options, totaled $14,000 in the six months ended June 30, 2008.

A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The only significant change to our contractual obligations in the six months ended June 30, 2009 is a $667,000 decrease in our reserve for income taxes resulting from settlement of our 2006 and 2007 federal income tax audits. At the present time, we have no material commitments for capital expenditures. Purchase commitments for inventory can vary based on the volume of revenue and resulting inventory requirements. While there are no material commitments, we evaluate investment opportunities that come to our attention and could make a significant commitment in the future.

Our cash, cash equivalents and marketable securities totaled $23.4 million at June 30, 2009. We believe that our available balances of cash, cash equivalents and marketable securities will be adequate to fund our cash flow needs for the foreseeable future.

At June 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to the financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

OTHER FACTORS

We believe that inflation has not had any significant effect on operations. Virtually all of our international export sales are negotiated, invoiced and paid in U.S. dollars. Accordingly, although currency fluctuations do not significantly affect our revenue and income, they can influence the price competitiveness of our products and the willingness of existing and potential customers to purchase our products.

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

The following table provides information regarding fair value measurements for our cash equivalents and marketable securities as of June 30, 2009 according to the three-level fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	Balance June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$429	$—	$429	$—
U.S. government and agency obligations	18,051	—	18,051	—
Corporate debt securities and certificates of deposit	3,250	—	3,250	—
Asset backed securities	329	—	329	—
Equity securities	40	40	—	—
Totals	$22,099	$40	$22,059	$—

Our foreign currency swap agreements are structured to mature on the last day of each quarter. As a result, the fair value associated with these agreements is inconsequential.

RECENT ACCOUNTING DEVELOPMENTS

See Note 15 to the accompanying interim condensed consolidated financial statements for a summary of recent accounting developments.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

b. During the quarter ended June 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4 – SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of CyberOptics Corporation was held at 3:00 p.m. on Monday, May 18, 2009. Shareholders holding 5,926,839 shares, or approximately 87% of the outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

a. Election of Directors

The following nominees were elected to serve as members of the Board of Directors until the annual meeting in 2010 or until such time as a successor may be elected:

	For	Withhold Authority
Steven K. Case	5,742,027	184,812
Alex B. Cimochowski	5,720,572	206,267
Kathleen P. Iverson	5,722,091	204,745
Irene M. Qualters	5,825,344	101,945
Michael M. Selzer, Jr.	5,820,641	106,198

On June 17, 2009, CyberOptics filed a Form 8-K announcing that its founder and Chairman Steve K. Case had been killed in a private plane crash on June 16, 2009.

ITEM 5 – OTHER INFORMATION

(a) On August 5, 2009, our Board of Directors elected Kathleen P. Iverson as Chairman of the Board of Directors, in addition to her positions as President and Chief Executive Officer, to fill the vacancy in that position caused by the death of Dr. Steven K. Case. At the same meeting, our Board of Directors appointed Irene M. Qualters, an independent director within the meaning of Nasdaq rules, as Lead Director.

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

Dated: August 12, 2009