Form 10-Q
period 2009-09-30
CYBEROPTICS CORP
filed 2009-11-05
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At October 31, 2009, there were 6,817,377 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION
(Unaudited)

(In thousands except share information)	September 30, 2009	December 31, 2008

ASSETS

Cash and cash equivalents	$4,710	$4,516
Marketable securities	12,714	10,433
Accounts receivable, less allowance for doubtful accounts of $1,037 at September 30, 2009 and $250 at December 31, 2008	7,139	6,951
Inventories	8,916	9,869
Other current assets	3,018	2,579
Deferred tax assets	2,770	2,604
Total current assets	39,267	36,952

Marketable securities	5,327	14,834
Equipment and leasehold improvements, net	2,062	2,615
Intangible and other assets, net	682	956
Goodwill	569	569
Other assets	192	189
Deferred tax assets	4,523	2,834
Total assets	$52,622	$58,949

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$3,506	$2,753
Advance customer payments	680	684
Accrued expenses	1,831	3,054
Total current liabilities	6,017	6,491

Other liabilities	692	1,578
Total liabilities	6,709	8,069

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 37,500,000 shares authorized, 6,816,377 shares issued outstanding at September 30, 2009 and 6,769,295 at December 31, 2008	29,627	29,156
Accumulated other comprehensive loss	(771)	(530)
Retained earnings	17,057	22,254

Total stockholders’ equity	45,913	50,880

Total liabilities and stockholders’ equity	$52,622	$58,949

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2009	2008	2009	2008

Revenues	$8,550	$11,570	$18,091	$38,768
Cost of revenues	5,613	6,578	12,178	21,415

Gross margin	2,937	4,992	5,913	17,353

Research and development expenses	1,813	2,830	5,620	8,002
Selling, general and administrative expenses	2,835	3,734	9,469	11,029
Severance and recruitment expenses	(32)	98	363	476
Amortization of intangibles	45	46	136	136

Loss from operations	(1,724)	(1,716)	(9,675)	(2,290)

Interest income and other	92	276	450	1,039

Loss before income taxes	(1,632)	(1,440)	(9,225)	(1,251)

Income tax benefit	(791)	(668)	(4,028)	(637)

Net loss	$(841)	$(772)	$(5,197)	$(614)

Net loss per share – Basic	$(0.12)	$(0.11)	$(0.77)	$(0.08)
Net loss per share – Diluted	$(0.12)	$(0.11)	$(0.77)	$(0.08)

Weighted average shares outstanding – Basic	6,801	7,208	6,785	8,022
Weighted average shares outstanding – Diluted	6,801	7,208	6,785	8,022

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,197)	$(614)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,845	1,654
Provision for doubtful accounts	804	(34)
Deferred tax benefit	(1,807)	—
Foreign currency transaction (gains) losses	(116)	176
Stock compensation costs	359	367
Realized gains on available for sale marketable securities	(26)	(39)
Unrealized loss on available for sale marketable equity security	—	166
Changes in operating assets and liabilities:
Accounts receivable	(992)	(554)
Inventories	658	139
Other current assets	(278)	(266)
Accounts payable	696	(527)
Advance customer payments	(4)	(154)
Accrued expenses	(2,123)	(660)
Net cash used by operating activities	(6,181)	(346)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale marketable securities	10,391	11,558
Proceeds from sales of available for sale marketable securities	2,570	6,860
Purchases of available for sale marketable securities	(6,142)	(10,086)
Additions to equipment and leasehold improvements	(420)	(1,568)
Additions to patents	(210)	(269)
Net cash provided by investing activities	6,189	6,495

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	46	12
Excess tax benefit from exercise of stock options	—	2
Proceeds from issuance of common stock under employee stock purchase plan	118	227
Repurchase of common stock	—	(20,949)
Net cash provided (used) by financing activities	164	(20,708)

Effects of exchange rate changes on cash and cash equivalents	22	(28)

Net increase (decrease) in cash and cash equivalents	194	(14,587)

Cash and cash equivalents – beginning of period	4,516	18,864

Cash and cash equivalents – end of period	$4,710	$4,277

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION

1. INTERIM REPORTING:

The interim condensed consolidated financial statements presented herein as of September 30, 2009, and for the three and nine month periods ended September 30, 2009 and 2008, are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Certain reclassifications of previously reported amounts have been made to conform that presentation to the current period presentation.

The results of operations for the three and nine month periods ended September 30, 2009 do not necessarily indicate the results to be expected for the full year. The December 31, 2008 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

We evaluated subsequent events (see Note 15) through November 5, 2009, the issuance date of our consolidated financial statements for the period ended September 30, 2009, as this is the date on which we filed such financial statements on Form 10-Q with the SEC.

2. MARKETABLE SECURITIES:

Our investments in marketable securities are classified as available for sale and consist of the following:

	September 30, 2009
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Short Term
U.S. government and agency obligations	$10,404	178	—	10,582
Corporate debt securities and certificates of deposit	2,130	2	—	2,132
Marketable securities – short term	$12,534	180		12,714

Long Term
U.S. government and agency obligations	$4,304	135	—	4,439
Corporate debt securities and certificates of deposit	598	17	—	615
Asset backed securities	226	12	—	238
Equity securities	84	—	(49)	35
Marketable securities – long term	$5,212	164	(49)	5,327

	December 31, 2008
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Short Term
U.S. government and agency obligations	$8,793	130	—	8,923
Corporate debt securities and certificates of deposit	1,500	10	—	1,510
Marketable securities – short term	$10,293	140	—	10,433

Long Term
U.S. government and agency obligations	$11,739	489	—	12,228
Corporate debt securities	1,010	9	(2)	1,017
Asset backed securities	1,560	9	(10)	1,559
Equity securities	84	—	(54)	30
Marketable securities – long term	$14,393	507	(66)	14,834

Our investment in equity securities was in a $49,000 unrealized loss position at September 30, 2009 and a $54,000 unrealized loss position at December 31, 2008 due to weak economic and stock market conditions. In the three months ended June 30, 2008, we recognized a $166,000 impairment charge for this security resulting from a decline in market value which we determined to be other than temporary. We intend to hold this security indefinitely. No other impairment charges were recognized for marketable securities in 2008 or the nine months ended September 30, 2009.

Our investments in long term marketable debt securities all have maturities of less than five years. At September 30, 2009, marketable debt securities valued at $18,006,000 were in an unrealized gain position totaling $344,000. No marketable debt securities were in an unrealized loss position. At December 31, 2008, marketable debt securities valued at $23,645,000 were in an unrealized gain position totaling $647,000. All remaining marketable debt securities at December 31, 2008, valued at $1,592,000, were in an unrealized loss position totaling $12,000 (all had been in an unrealized loss position for less than twelve months).

Net pre-tax unrealized gains for marketable securities of $295,000 at September 30, 2009 and $581,000 at December 31, 2008 were recorded as a component of accumulated other comprehensive income (loss) in stockholders equity. In the nine months ended September 30, 2009, we recognized a gain of $26,000 from the sale of marketable debt securities and received sale proceeds totaling $2,570,000. In the nine months ended September 30, 2008, we recognized a gain of $39,000 from the sale of marketable debt securities and received sale proceeds totaling $6,860,000.

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

The fair value of the options granted to our employees was estimated on the date of grant using the Black-Scholes model. Stock options for 45,000 shares of stock and restricted stock units for 4,000 shares of stock were granted in the nine months ended September 30, 2009 to certain officers, key employees and others. We issued 3,000 shares of common stock under our stock grant plan for non-employee directors upon their re-election to the board of directors in May 2009. We also issued 10,775 shares of common stock in the three months ended March 31, 2009 to one of our officers under an incentive compensation arrangement. These share grants and stock options were valued at their fair market value on the date of grant, with recognition of compensation expense over the corresponding vesting period.

Equity based compensation expense in the three months ended September 30, 2009 totaled $97,000 and includes $59,000 for stock option awards, $17,000 for our employee stock purchase plan and $21,000 for unvested restricted stock units. Equity based compensation expense in the three months ended September 30, 2008 totaled $112,000 and includes $75,000 for stock option awards, $22,000 for our employee stock purchase plan and $15,000 for unvested restricted stock units.

Equity based compensation expense in the nine months ended September 30, 2009 totaled $359,000 and includes $200,000 for stock option awards, $44,000 for our employee stock purchase plan, $51,000 for unvested restricted stock units, $14,000 for shares issued to our non-employee directors and $50,000 for shares issued to an officer under an incentive compensation arrangement. Equity based compensation expense in the nine months ended September 30, 2008 totaled $367,000 and includes $227,000 for stock option awards, $70,000 for our employee stock purchase plan, $43,000 for unvested restricted stock units and $27,000 for shares issued to our non-employee directors. Common stock was reduced by $52,000 in the nine months ended September 30, 2009 due to a deferred tax shortfall related to stock options and restricted stock units.

At September 30, 2009, the total unrecognized compensation cost related to non vested equity based compensation arrangements was $614,000 and the related weighted average period over which it is expected to be recognized is 2.5 years.

The Black Scholes valuation model incorporates ranges of assumptions that are disclosed in the table below. The risk-free interest rate is based on the United States Treasury yield curve at the time of grant with a remaining term equal to the expected life of the awards. We estimated the expected term for our graded vesting options, representing the length of time in years that the options are expected to be outstanding, using the simplified method. We continued to use the simplified method in 2009 because our historical exercise experience is not expected to be representative of exercise patterns in the future, due to our recent restructuring activities. Expected volatility was computed based on historical fluctuations in the daily price of our common stock.

For stock options granted during the nine months ending September 30, 2009, we utilized the fair value of our common stock on the date of grant and employed the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

Black Scholes Assumptions:	Nine Months Ending September 30, 2009

Risk-free interest rates	2.09% - 2.29%
Expected life in years	4.75
Expected volatility	49% - 53%
Expected dividends	None
Weighted average fair value on grant date	$2.14

Stock Options

We have three stock incentive plans that are administered under the supervision of the Compensation Committee of the Board of Directors. There are 923,379 shares of common stock reserved in the aggregate for issuance of options and other stock based benefits under these plans, including restricted stock units and share grants to employees, officers, non-employee directors and others. Reserved shares underlying canceled options are available for future grant under our active plans. Options are granted at an option price per share equal to or greater than the market value on the date of grant. Generally, options granted to employees vest over a four-year period and expire five, seven, or ten years after the date of grant. Stock options for 45,000 shares of stock were granted during the nine months ended September 30, 2009. As of September 30, 2009, there were 387,785 shares of common stock available under these plans for future issuance to employees, officers and others. There are no options available under these plans for future issuance to non-employee directors. In addition, there are 50,000 shares reserved and included in the plan summaries below that are not part of the three stock incentive plans.

The following is a summary of stock option activity during the nine months ended September 30, 2009:

	Options Outstanding	Weighted Average Exercise Price Per Share

Outstanding, December 31, 2008	715,646	$10.44
Granted	45,000	5.13
Exercised	(16,250)	4.30
Expired	(143,576)	12.11
Forfeited	(51,725)	7.34
Outstanding, September 30, 2009	549,095	$10.04

Exercisable, September 30, 2009	372,436	$11.73

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The weighted average remaining contractual term and aggregate intrinsic value for all options outstanding at September 30, 2009 was 3.79 years and $292,000. The weighted average remaining contractual term and aggregate intrinsic value of options that were exercisable at September 30, 2009 was 2.74 years and $50,000. The aggregate intrinsic value of stock options that were exercised in the nine months ended September 30, 2009 was $32,000. During the nine months ended September 30, 2009, we received total proceeds of $46,000 from the exercise of stock options. The excess tax benefit associated with the exercise of stock options in the nine months ended September 30, 2009 was inconsequential.

Restricted Stock Units

Our 1998 Stock Incentive Plan also permits our Compensation Committee to grant other stock-based benefits, including restricted stock units. Restricted stock units are valued at a price equal to the fair market value of our common stock on the date of grant, vest over a four year period and entitle the holders to one share of our common stock for each restricted stock unit. The aggregate intrinsic value of outstanding restricted stock units as of September 30, 2009 was $246,000.

A summary of activity in non vested restricted stock units for the nine months ended September 30, 2009 is as follows:

Non vested restricted stock units	Shares	Weighted – Average Grant Date Fair Value

Non vested at December 31, 2008	42,701	$7.05
Granted	4,000	4.69
Vested	—	—
Forfeited	(10,212)	6.64
Non vested at September 30, 2009	36,489	$6.70

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. There were 20,810 shares issued under this plan in the nine months ended September 30, 2009 and 28,505 shares issued in the nine months ended September 30, 2008. As of September 30, 2009, 92,002 shares remain available for future issuance under this plan.

Stock Grant Plan for Non-Employee Directors

Our stock grant plan for non-employee directors provides for automatic grants of 1,000 shares of our common stock to each of our non-employee directors upon their re-election to the board of directors. The plan provides for a total of 30,000 shares of our common stock for issuance to directors and will expire on May 19, 2018. We issued a total of 3,000 shares of common stock under this plan in connection with our annual meeting in May 2009, resulting in $14,000 of stock compensation expense in the nine months ended September 30, 2009. There are presently 24,000 shares of common stock reserved in the aggregate for future issuance under this plan.

4. INVENTORIES AND WARRANTIES:

Inventories consist of the following:

(In thousands)	September 30, 2009	December 31, 2008

Raw materials and purchased parts	$3,588	$3,442
Work in process	673	724
Finished goods	4,655	5,703

Total inventories	$8,916	$9,869

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2009	2008	2009	2008

Balance at beginning of period	$509	$751	$823	$819
Accrual for warranties	115	245	313	683
Settlements made during the period	(225)	(226)	(737)	(732)

Balance at end of period	$399	$770	$399	$770

Extended warranty:

Our extended warranty liability is included as a component of advance customer payments. A reconciliation of the changes in our extended warranty liability is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2009	2008	2009	2008

Balance at beginning of period	$639	$563	$605	$425
Revenue deferrals	163	128	369	395
Amortization of deferred revenue	(124)	(68)	(296)	(197)

Balance at end of period	$678	$623	$678	$623

5. INTANGIBLE ASSETS:

Intangible assets consist of the following:

	As of September 30, 2009			As of December 31, 2008
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Developed technology	$7,775	$(7,440)	$335	$7,775	$(7,304)	$471
Patents and trademarks	2,618	(2,271)	347	2,730	(2,245)	485
Total	$10,393	$(9,711)	$682	$10,505	$(9,549)	$956

Amortization expense for the three and nine month periods ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2009	2008	2009	2008

Developed technology	$45	$46	$136	$136
Patents and trademarks	192	70	348	201

Total	$237	$116	$484	$337

Intangible and other long lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when future undiscounted cash flows expected to result from use of the asset and eventual disposition are less than the carrying amount.

Amortization of patents and trademarks has been classified as research and development expense in the accompanying statement of operations. Amortization expense for the three and nine months ended September 30, 2009 includes a $113,000 charge related to abandoned patents. Estimated aggregate amortization expense based on current intangibles for the next four years is expected to be as follows: $124,000 for the remainder of 2009 and $297,000 in 2010, $224,000 in 2011, and $37,000 in 2012.

6. BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS:

Our electronic assembly segment is the design, manufacture and sale of optical process control sensors and inspection systems for the electronic assembly equipment market. The semiconductor segment is the design, manufacture and sale of optical and other process control sensors and related equipment for the semiconductor capital equipment market. Information regarding our segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2009	2008	2009	2008

Revenue:
Electronic Assembly
OEM Sensors	$2,599	$4,527	$5,243	$17,289
SMT Systems	5,167	5,785	10,732	17,475
Total Electronic Assembly	7,766	10,312	15,975	34,764

Semiconductor	784	1,258	2,116	4,004
Total	$8,550	$11,570	$18,091	$38,768

Income (loss) from operations:
Electronic Assembly	$(1,599)	$(1,673)	$(8,976)	$(2,292)
Semiconductor	(125)	(43)	(699)	2
Total loss from operations	(1,724)	(1,716)	(9,675)	(2,290)

Interest income and other	92	276	450	1,039
Loss before taxes	$(1,632)	$(1,440)	$(9,225)	$(1,251)

Depreciation and amortization:
Electronic Assembly	$536	$483	$1,554	$1,456
Semiconductor	148	68	291	198
Total	$684	$551	$1,845	$1,654

Export sales were 84% of revenue in the three months ended September 30, 2009 and 79% of revenue in the nine months ended September 30, 2009. Export sales were 84% of revenue in the three months ended September 30, 2008 and 86% of revenue in the nine months ended September 30, 2008. All of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2009	2008	2009	2008

Americas	$89	$340	$639	$1,433
Europe	2,564	3,976	6,131	12,620
Asia	4,220	5,434	6,066	19,226
Other	305	6	1,404	10

Total export sales	$7,178	$9,756	$14,240	$33,289

Historically, we have been dependent upon two electronic assembly customers, Assembleon and Juki, for a significant portion of our revenue. For the nine months ended September 30, 2009, sales to Juki accounted for 5% of our total revenue and sales to Assembleon accounted for 18% of our total revenue. For the year ended December 31, 2008, sales to Juki accounted for 21% of our total revenue and sales to Assembleon accounted for 15% of our total revenue.

We previously disclosed in 2008 that Assembleon intended to start transitioning away from our current alignment products when it introduced its next generation of equipment in 2010. In September 2009 we announced that Assembleon has elected to continue to use us as its sole supplier for the alignment products deployed on its current and future pick-and-place platforms.

In the three months ended June 30, 2009, we recorded an $800,000 provision for doubtful accounts related to a key distributor of our SMT system products. The distributor remains in business, and is committed to paying us the amount owed.

7. NET LOSS PER SHARE:

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Potentially dilutive common equivalent shares are excluded from the calculation of net loss per diluted share due to their anti-dilutive effect. As a result, no common equivalent shares were included in the calculation of net loss per diluted share for the three and nine months ended September 30, 2009 or 2008.

The calculation of diluted net loss per share excludes 617,000 potentially dilutive shares for the three months ended September 30, 2009, 635,000 potentially dilutive shares for the three months ended September 30, 2008, 698,000 potentially dilutive shares for the nine months ended September 30, 2009 and 643,000 potentially dilutive shares for the nine months ended September 30, 2008, because their effect would be anti-dilutive. Potentially dilutive common equivalent shares consist of common shares to be issued upon exercise of stock options, restricted stock units and from participation in our employee stock purchase plan, as calculated using the treasury stock method.

8. COMPREHENSIVE LOSS:

Components of comprehensive loss include our net loss, foreign-currency translation adjustments, unrealized gains and losses on available-for-sale securities and reclassification adjustments. Our total comprehensive loss amounted to $779,000 for the three months ended September 30, 2009 and $1,178,000 for the three months ended September 30, 2008. Our total comprehensive loss amounted to $5,438,000 for the nine months ended September 30, 2009 and $927,000 for the nine months ended September 30, 2008.

At December 31, 2008 and September 30, 2009 components of accumulated other comprehensive loss is as follows:

(In thousands)	Foreign Currency Translation	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Loss

Balance December 31, 2008	$(906)	$376	$(530)
Current period change	(57)	(184)	(241)

Balance September 30, 2009	$(963)	$192	$(771)

Reclassification adjustments in the three and nine months ended September 30, 2009 were not significant. A reclassification adjustment was recognized in the nine months ended September 30, 2008 for a $166,000 unrealized loss on an available for sale equity security that was realized in connection with a decline in market value which was determined to be other than temporary.

9. INCOME TAXES:

We recorded an income tax benefit in the nine months ended September 30, 2009 at an effective tax rate of 43.7%, compared to an effective tax rate of 50.9% in the nine months ended September 30, 2008. Our recorded income tax benefit for the three and nine months ended September 30, 2009 includes a $223,000 discrete benefit from reversal of a portion of our reserve for income taxes resulting from the closing of a domestic statute of limitations. Our recorded income tax benefit for the nine months ended September 30, 2009 also includes a $547,000 discrete benefit from reversal of a portion of our reserve for income taxes resulting from settlement of Internal Revenue Service audits of our 2006 and 2007 federal income tax returns. Our recorded income tax benefit for the three and nine months ended September 30, 2008 includes a $257,000 discrete benefit from reversal of a portion of our reserve for income taxes resulting from the closing of a domestic statute of limitations. The change in the effective tax rate for 2009 is due to the aforementioned discrete items, reductions in the level of non-deductible expenses and a small benefit from the research and experimentation (R&D) tax credit, offset by higher tax expense in foreign tax jurisdictions with tax rates differing from the U.S federal statutory rate. No benefit from the R&D tax credit was recognized in the nine months ended September 30, 2008 because the R&D tax credit had not yet been signed into law.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2006. During the nine months ended September 30, 2009, the internal revenue service completed audits of our 2006 and 2007 federal income tax returns. Our settlement with the internal revenue service did not have a material impact on our financial condition.

We currently have significant deferred tax assets as a result of temporary differences between taxable income on our tax returns and income before income taxes under U.S. generally accepted accounting principals, research and development tax credit carry forwards and net operating loss carry forwards, both foreign and domestic. A deferred tax asset generally represents future tax benefits to be received when temporary differences previously reported in our financial statements become deductible for income tax purposes, or when net operating loss carry forwards are applied against future taxable income, or when tax credit carry forwards are applied against future tax liabilities. We assess the realizability of our deferred tax assets and the need for a valuation allowance based on the guidance provided in current financial accounting standards.

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

In analyzing the need for valuation allowances we considered that we had positive cumulative profit through 2008 even without the exclusion of the $2.9 million non-deductible goodwill impairment in 2008. We also considered our forecasts of future profitability, the duration of statutory carry forward periods and tax planning alternatives. We further evaluated our past cycles which tend to average five years in length (from peak to trough) and also considered our five year cumulative results, which also had strong profits. Finally, we evaluated where these cumulative five year measures might be at the end of 2009 and considered other positive evidence to conclude no incremental valuation allowance was needed at September 30, 2009.

While we have a history of profits, our recent results have been impacted by the recent global economic slowdown, and we incurred a loss in the United States in 2008 and the first nine months of 2009, where most of our net deferred tax assets are recorded. Therefore, achievement of profitability in the United States will be a significant factor in determining our continuing ability to carry these deferred tax assets without recording a valuation allowance.

If future results from our operations are less than projected, a valuation allowance may be required to reduce the deferred tax assets. If we continue to incur losses, and if our operations and outlook show no signs of further improvement by as early as the fourth quarter of 2009, we may be required to record a full valuation allowance against virtually all of our deferred tax assets, which could have a material impact on our results of operations in the period in which it is recorded.

Deferred tax assets at September 30, 2009, include net operating loss carry forwards incurred in the UK by CyberOptics Ltd., which was acquired in 1999. The utilization of these net operating loss carry forwards is dependent on CyberOptics Ltd.’s ability to generate sufficient UK taxable income during the carry forward period.

10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiaries in the United Kingdom and Singapore. These currency swap agreements are structured to mature near the last day of each quarter, and are designated as cash flow hedges. At September 30, 2009, we had two open swap agreements for £400,000 GBP and $1,250,000 SGD that were purchased on September 30, 2009, the fair value of which was inconsequential. Gains and losses from foreign currency transactions and foreign currency swap agreements are recognized in interest income and other in our statement of operations.

In the three months ended September 30, 2009, we recognized net gains (losses) from settlement of foreign currency swap agreements of $(28,000) that offset foreign currency transaction gains (losses) on the underlying inter-company balances of $(29,000). In the nine months ended September 30, 2009, we recognized net gains (losses) from settlement of foreign currency swap agreements of $(211,000) that offset foreign currency transactions gains (losses) on the underlying inter-company balances of $116,000.

In the three months ended September 30, 2008, we recognized net gains (losses) from settlement of foreign currency swap agreements of $93,000 that offset foreign currency transaction gains (losses) on the underlying inter-company balances of $(139,000). In the nine months ended September 30, 2008, we recognized net gains (losses) from settlement of foreign currency swap agreements of $79,000 that offset foreign currency transaction gains (losses) on the underlying inter-company balance of $(140,000).

Our foreign currency swap agreements contain credit risk to the extent that our bank counter-parties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counter-parties to major financial institutions. We do not expect material losses as a result of defaults by other parties.

11. REPURCHASE OF COMMON STOCK:

No shares of common stock were repurchased in the nine months ended September 30, 2009 and no repurchase authorizations are currently in effect.

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

Additional severance costs were incurred in November 2008 when we reduced our workforce by 20 employees in response to the weak global economic conditions. In February 2009, we further reduced our workforce by 24 positions in response to weakening conditions in the global economy, our transition to Singapore and our decision to consolidate manufacturing for our semiconductor products in our Minneapolis facility.

All of the severance costs related to the February 2008 transition to Singapore, and related to the November 2008 and February 2009 workforce reductions have been classified as severance and recruitment in our statement of operations. We recognized a $32,000 benefit in the three months ended September 30, 2009 from the reversal of a portion of our severance accrual. Severance expenses related to these actions were $363,000 in the nine months ended September 30, 2009. Severance and recruitment expenses related to these actions were $98,000 in the three months ended September 30, 2008 and $476,000 in the nine months ended September 30, 2008.

A summary of our severance accruals follows:

	Electronic Assembly				Semiconductor

(In thousands)	February 2008 Singapore	November 2008 workforce reduction	February 2009 workforce reduction	Total	November 2008 workforce reduction	February 2009 workforce reduction	Total	Total

Balance, December 31, 2008	$207	$104	$—	$311	$4	$—	$4	315

Cost incurred	51	—	165	216	—	89	89	305

Payments made	(90)	(104)	(97)	(291)	(4)	(8)	(12)	(303)

Balance, March 31, 2009	$168	$—	$68	$236	$—	$81	$81	317

Cost incurred	29	—	36	65	—	25	25	90

Payments made	(131)	—	(79)	(210)	—	(100)	(100)	(310)

Balance, June 30, 2009	$66	$—	$25	$91	$—	$6	$6	97

Cost incurred	(32)	—	—	(32)	—	—	—	(32)

Payments made	(34)	—	(2)	(36)	—	(1)	(1)	(37)

Balance, September 30, 2009	$—	$—	$23	$23	$—	$5	$5	28

No further severance or transition expenses are anticipated in the three months ended December 31, 2009.

14. FAIR VALUE MEASUREMENTS:

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

The following table provides information regarding fair value measurements for our cash equivalents and marketable securities as of September 30, 2009 according to the three-level fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	Balance September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$1,964	$—	$1,964	$—
U.S. government and agency obligations	15,021	—	15,021	—
Corporate debt securities and certificates of deposit	2,747	—	2,747	—
Asset backed securities	238	—	238	—
Equity securities	35	35	—	—
Totals	$20,005	$35	$19,970	$—

Our foreign currency swap agreements are structured to mature on the last day of each quarter. The fair value associated with these agreements is inconsequential and represents a level 2 measurement..

15. RECENT ACCOUNTING DEVELOPMENTS:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) No. 105, Generally Accepted Accounting Principles (“GAAP”), previously referred to as Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No 162. The effective date for use of the FASB Codification is for interim and annual periods ending after September 15, 2009. Our adoption of the FASB Codification had no impact on our consolidated financial statements.

In March 2008, the FASB issued guidance codified in ASC Topic 815, Derivatives and Hedging (“ASC 815”), Disclosures about Derivative Instruments and Hedging Activities. The new guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. We adopted guidance included in ASC 815 on January 1, 2009 and included the appropriate disclosures in Note 10. The adoption of this guidance did not have an impact on our consolidated financial condition, results of operations or cash flows.

In April 2009, the FASB issued ASC No. 820-10-35, Fair Value Measurements and Disclosures – Subsequent Measurement, which discusses the provisions related to the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased. Based on the guidance in ASC No. 820-10-35, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value.. The guidance in ASC No. 820-10-35 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Our adoption of this guidance for our quarter ending June 30, 2009 had no impact on our consolidated financial statements.

In April 2009, the FASB issued ASC No. 320-10-65, Transition Related to Recognition and Presentation of Other-Than-Temporary Impairments, which applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). ASC No. 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. Our adoption of this guidance for our quarter ending June 30, 2009 had no material impact on our consolidated financial statements.

In April 2009, the FASB issued ASC No. 825-10-65, Interim Disclosures about Fair Value of Financial Instruments, which amends previous interim disclosure requirements and requires an entity to provide disclosures about the fair value of financial instruments in interim financial information. The guidance in ASC No. 825-10-65 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We included the required disclosures in our financial statements for the quarter ending June 30, 2009.

In May 2009, the FASB issued ASC No. 855, Subsequent Events, which requires an entity to disclose the date through which it has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. We adopted this guidance on June 30, 2009 with no material impact on our consolidated financial statements (see Note 1).

In October 2009, the FASB issued Accounting Standard Update No. 2009-13 on Topic 605, Revenue Recognition– Multiple Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force. The objective of Accounting Standard Update No. 2009-13 is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. This Update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this Update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in this Update also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant.

In October 2009, the FASB issued Accounting Standard Update No. 2009-14 on Topic 985, Certain Revenue Arrangements That Include Software Elements. The objective of Accounting Standard Update No. 2009-14 is to exclude tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality from the scope of Topic 985. Instead, arrangements containing software components and non-software components that function together to deliver the tangible products essential functionality will fall within the scope of available revenue accounting guidance for non-software products.

Accounting Standard Updates No. 2009-13 and 2009-14 can be applied on a prospective basis or in certain circumstances on a retrospective basis. If prospective adoption is elected, it is to be applied to arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. If an entity elects early adoption on a prospective basis, and the period of adoption is not the beginning of the reporting entity’s fiscal year, the requirements are applied retrospectively to the beginning of the fiscal year. In October 2009, we adopted the provisions of Accounting Standard Updates No. 2009-13 and No. 2009-14 on a retrospective basis. Our adoption of these updates had no material impact on our consolidated financial statements.

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

FORWARD LOOKING STATEMENTS:

The following management’s discussion and analysis contains a number of estimates and predictions that are forward looking rather than based on historical fact. Among other matters, we discuss (i) our expectations regarding the transfer of our research and development and manufacturing operations for our systems products to Singapore and the costs we expect to incur this year, and avoid in the future, because of that transfer; (ii) our anticipated revenues and losses for the fourth quarter of 2009; (iii) the potential margin improvement resulting from our SE500 next-generation solder paste inspection system; (iv) the timing of initial revenue and margin improvements from other new products that we have under development or expect to introduce in 2009 and 2010; (v) our expectations regarding market acceptance of WaferSenseTM and our other semiconductor products; (vi) our beliefs regarding trends in the general economy and its impact on markets for our equipment; and (vii) the impact of currency fluctuations on our operations. Although we have made these statements based on our experience and best estimate of future events, there may be events or factors that we have not anticipated, and the accuracy of our statements and estimates are subject to a number of risks, including those identified in Item 1A of this Form 10-Q and in our Annual Report on Form 10-K.

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

Our results were favorably impacted in 2006 and 2007 as the worldwide demand for cell phones, laptops and other consumer electronics remained strong, driving the need for increased production of printed circuit boards and memory modules, and thereby increasing demand for our electronic assembly and semiconductor products. After peaking in the third quarter of 2007, our revenue declined sequentially each quarter through the first quarter of 2009, as our results were negatively impacted by reduced levels of capital spending for electronics manufacturing capacity brought about by the deepening weakness in the global economy. New orders dropped off sharply late in the fourth quarter of 2008 as the global economy fell into a severe recession. Our results for the nine months ended September 30, 2009 continued to be adversely affected by ongoing weakness in the global electronics market. Revenues were $8.6 million in the quarter ended September 30, 2009, down 26% from $11.6 million in the same period last year. We lost $1.7 million from operations in the quarter ended September 30, 2009, approximately the same amount as the quarter ended September 30, 2008 when $650,000 of extra costs where incurred to transition our systems related product development and manufacturing to Singapore.

We are seeing early signs of strengthening in the global electronics market. Manufacturers of SMT assembly equipment, who did not place sensor orders in this year’s first half, resumed ordering in the third quarter. In addition, demand for SE500 solder paste inspection and AOI systems is improving. For the quarter ending December 31, 2009, we are forecasting revenue of $8.0-$9.0 million, up from revenue of $6.7 million in the quarter ending December 31, 2008. We are however still forecasting a loss for the quarter ending December 31, 2009.

Throughout 2008 and into the first six months of 2009, we continued to restructure our operations, improve efficiency and reduce costs in response to the severe global economic recession. Significant restructuring actions include the following:

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

•

From the start of the fourth quarter of 2008 through the end of the second quarter of 2009, we will have reduced our workforce by 50 employees or approximately 25%, resulting from the move to Singapore, relocation of manufacturing for our semiconductor operations, and the November 2008 and February 2009 workforce reductions. We incurred a $363,000 charge for severance in the nine months ended September 30, 2009 related to these actions. We do not expect implementation of these cost reduction actions to impact our strategic growth programs.

We also continued to work on our next generation inspection technology and various other growth programs. Significant initiatives undertaken by us in 2008 and 2009 and other events impacting our future prospects include the following:

•

In addition to signs of strengthening in the global electronics market, we announced in September 2009 that Assembleon has elected to continue to use us as its sole supplier for the alignment products deployed on its current and future pick-and-place platforms. We previously disclosed in 2008 that Assembleon intended to start transitioning away from our current alignment products when it introduced its next generation of equipment in 2010. Sales of new alignment sensors to Assembleon accounted for 10% of total revenue in 2008.

•

During 2008, we invested heavily in our recently introduced next-generation SE500 solder paste inspection system. Based on a new cost-reduced platform, we believe the SE500 is the fastest and most accurate solder paste inspection system available on the market. Given its industry-leading inspection capabilities, we believe the SE500 will command improved pricing in comparison to the existing SE300. We believe the SE500 has been favorably received in the market since its recent introduction and that it should enable us to gain a larger share of the global solder paste inspection market.

•

Our strategy is based in large part on increasing the size of our addressable market for inspection solutions. The foundation of this strategy is a next-generation common hardware platform for inspection, whereby essentially the same sensor technology can be utilized across a variety of applications. We expect this initiative to enable us to remove significant cost from several new products, resulting in both improved margins and a menu of tiered offerings for automated optical inspection (AOI) and solder paste inspection systems at various price points for different market segments. By expanding our addressable market to electronics manufacturers requiring a lower-cost inspection solution and to those who currently do not use any form of inspection, we believe this highly targeted approach to our markets can yield significant long-term returns on our R&D investments.

•

Our next-generation AOI system, which will be introduced in November 2009, will be the first product utilizing our common hardware platform for inspection. In addition to its reduced cost, we believe this new product will exceed many of the performance metrics of our current AOI offering and those of our competitors.

•

We continue to pursue several promising growth opportunities for our next generation inspection technologies. Reflecting our progress with these R&D initiatives, we have signed two new OEM development contracts in the past year with manufacturers of electronic assembly equipment. One of these new products is based on our next-generation common hardware platform for inspection, while the other is based on our embedded process verification technology. Both of these products expand our addressable market for inspection solutions. Significant revenue from these products is not anticipated until 2010.

•

We also recently signed a third OEM development contract for an embedded sensor for the photovoltaic solar market. This new product will further diversify our revenue base beyond the electronic assembly market. Initial revenue from this product is not anticipated until late 2010.

We believe our strategy to increase the size of our addressable market for inspection solutions, the revenue potential and improved margins from anticipated new products, new OEM development contracts and our strategic repositioning in Asia, will lead to improved operating results as the global electronics market continues to recover from the current economic recession.

We have no debt and our cash and marketable securities of $22.8 million at September 30, 2009 are more than adequate to fund our operations and various growth opportunities for an extended period of time, even given our expectation for continued weak financial results in the fourth quarter of 2009.

Segment Results

Operating results for our electronic assembly and semiconductor segments for the three and nine month periods ended September 30, 2009 and 2008 are as follows:

	Three months ended September 30, 2009			Three months ended September 30, 2008
(In thousands)	Electronic Assembly	Semi- Conductor	Total	Electronic Assembly	Semi- Conductor	Total

Revenues	$7,766	$784	$8,550	$10,312	$1,258	$11,570
Cost of revenues	5,369	244	5,613	6,055	523	6,578
Gross margin	2,397	540	2,937	4,257	735	4,992

Research and development expenses	1,478	335	1,813	2,424	406	2,830
Selling, general and administrative expenses	2,523	312	2,835	3,380	354	3,734
Severance and recruitment expenses	(32)	—	(32)	98	—	98
Amortization of intangibles	27	18	45	28	18	46

Loss from operations	$(1,599)	$(125)	$(1,724)	$(1,673)	$(43)	$(1,716)

	Nine months ended September 30, 2009			Nine months ended September 30, 2008
(In thousands)	Electronic Assembly	Semi- Conductor	Total	Electronic Assembly	Semi- Conductor	Total

Revenue	$15,975	$2,116	$18,091	$34,764	$4,004	$38,768
Cost of revenue	11,349	829	12,178	19,869	1,546	21,415
Gross profit	4,626	1,287	5,913	14,895	2,458	17,353

Research and development expenses	4,748	872	5,620	6,703	1,299	8,002
Selling, general and administrative expenses	8,523	946	9,469	9,926	1,103	11,029
Severance and recruitment expenses	249	114	363	476	—	476
Amortization of intangibles	82	54	136	82	54	136

Income (loss) from operations	$(8,976)	$(699)	$(9,675)	$(2,292)	$2	$(2,290)

Revenues

Our revenues decreased by 26% to $8.6 million in the three months ended September 30, 2009 from $11.6 million in the three months ended September 30, 2008, and decreased by 53% to $18.0 million in the nine months ended September 30, 2009 from $38.8 million in the nine months ended September 30, 2008. The following table sets forth revenues by product line for the three and nine month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2009	2008	2009	2008

Electronic Assembly
OEM Sensors	$2,599	$4,527	$5,243	$17,289
SMT Systems	5,167	5,785	10,732	17,475
Total Electronic Assembly	7,766	10,312	15,975	34,764
Semiconductor	784	1,258	2,116	4,004
Total	$8,550	$11,570	$18,091	$38,768

          Electronic Assembly

Revenues from our electronic assembly OEM sensors decreased by 43% to $2.6 million in the three months ended September 30, 2009 from $4.5 million in the three months ended September 30, 2008 and decreased by 70% to $5.2 million in the nine months ended September 30, 2009 from $17.3 million in the nine months ended September 30, 2008. Revenues from our SMT systems products, decreased by 11% to $5.2 million in the three months ended September 30, 2009 from $5.8 million in the three months ended September 30, 2008 and decreased by 39% to $10.7 million in the nine months ended September 30, 2009 from $17.5 million in the nine months ended September 30, 2008.

The severe weakness in the global economy and electronics markets experienced late in 2008 continued into the first nine months of 2009, causing the significant declines in revenue from both our electronic assembly OEM sensors and SMT system products when compared with the first nine months of 2008. We are seeing early signs of strengthening in the global electronics market. Manufacturers of SMT assembly equipment, who did not place sensor orders in this year’s first half, resumed ordering in the third quarter. In addition, demand for SE500 solder paste inspection and AOI systems from Asian original design manufacturers is improving. We are forecasting higher levels of revenue for the quarter ending December 31, 2009, when compared to the same period in 2008, primarily from increased SMT system sales.

Export revenue from electronic assembly sensors and SMT systems totaled $6.9 million or 88% of revenue in the three months ended September 30, 2009, compared to $9.1 million or 88% of revenue in the three months ended September 30, 2008. Export revenue from electronic assembly sensors and SMT systems totaled $13.6 million or 85% of revenue in the nine months ended September 30, 2009, compared to $31.5 million or 91% of revenue in the nine months ended September 30, 2008. Sales to international customers continue to be significant, as manufacturing of electronic components has migrated offshore, particularly to China and other areas of Asia.

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

          Semiconductor

Revenues from semiconductor products decreased by 38% to $784,000 in the three months ended September 30, 2009 from $1.2 million in the three months ended September 30, 2008 and decreased by 47% to $2.1 million in the nine months ended September 30, 2009 from $4.0 million in the nine months ended September 30, 2008. The decrease in revenue was due to severe weakness in the global economy, difficult conditions in the market for semiconductor fabrication equipment and declining revenue from our older wafer mapper and frame grabber products.

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

Export revenue from semiconductor products totaled $308,000 or 39% of revenue in the three months ended September 30, 2009, compared to $651,000 or 52% of revenue in the three months ended September 30, 2008. Export revenue from semiconductor products totaled $636,000 or 30% of revenue in the nine months ended September 30, 2009, compared to $1.8 million or 45% of revenue in the nine months ended September 30, 2008.

Cost of Revenue and Gross Margin

          Electronic Assembly

Gross margin as a percentage of electronic assembly sales was 31% in the three months ended September 30, 2009, compared to 42% in the three months ended September 30, 2008. Gross margin as a percentage of electronic assembly sales was 29% in the nine months ended September 30, 2009, compared to 43% in the nine months ended September 30, 2008. The reduction in gross margin percentage during the three and nine months ended September 30, 2009 was due to significantly lower sales of higher margin electronic assembly sensors, substantially lower production volumes over which to spread fixed manufacturing overhead costs, continued competitive pricing pressure for our products, particularly older generation versions that are being replaced, and the overall impact of the global recession. We believe the recession will continue to impact our ability to market these products and margins will be depressed until the economy begins to recover.

In response to significant weakness in our markets resulting from the global recession, and transition of manufacturing for our SMT system products to Singapore, we reduced our manufacturing workforce by over 30 employees or 45% by the end of the second quarter of 2009. In addition, by the end of the second quarter of 2009, we completed consolidating our Portland-based semiconductor manufacturing into our Minneapolis facility, a move that has further streamlined our cost structure. These actions have reduced our overall manufacturing costs and have better leveraged our manufacturing operations, thereby favorably impacting our gross margins not only in the second half of 2009, but also in future periods. We estimate factory cost savings starting in the third quarter of 2009 from our cost reduction actions and transition of systems-related manufacturing to Singapore of close to $2.0 million per year.

We compensate for pricing pressure by introducing new products with more features and improved performance and through manufacturing cost reduction programs. For example, we believe our recently introduced next-generation SE500 solder paste inspection system, which is cost reduced and manufactured in Singapore, is the fastest and most accurate solder paste inspection system available on the market. Our next generation AOI system, that we expect to introduce in the fourth quarter of 2009, utilizes our common hardware platform for inspection and combines a reduction in cost with enhanced performance. We expect to introduce several new products in the future based on our common hardware platform for inspection that will allow for reduced cost, enhanced performance and improvement in margins.

          Semiconductor

Gross margin as a percentage of semiconductor sales was 69% in the three months ended September 30, 2009, compared to 58% in the three months ended September 30, 2008. Gross margin as a percentage of semiconductor sales was 61% in the nine months ended September 30, 2009, compared to 61% in the nine months ended September 30, 2008. Gross margin as a percentage of semiconductor sales increased in the three months ended September 30, 2009 due to the cost benefit from consolidation of manufacturing for our semiconductor products into our Minneapolis, Minnesota headquarters facility.

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

In response to the significant weakness in our markets and the global economy, and also due to our transition of a significant portion of our operations to Singapore, we reduced our workforce by 50 employees or 25% (over 30 in manufacturing and approximately 20 in development, selling, general and administrative) from the start of the fourth quarter of 2008 through the end of the second quarter of 2009. Other cost saving measures include salary reductions of 12% for all officer and internal director level positions, 10% for other employees with salaries exceeding $100,000 and a smaller percentage reduction for employees with salaries ranging between $35,000 and $100,000. In addition, we have reduced spending for non-labor costs such as travel, supplies and the like. We anticipate that the workforce reductions, salary reductions and other cost saving measures, combined with savings from our transition to Singapore will provide aggregate annual expense savings of almost $5.0 million per year, of which approximately $3.0 million will be operating expense savings and $2.0 million will be the factory cost savings discussed above under gross margin.

Implementation of the cost reduction actions discussed above will not impact any of our strategic growth programs; work on our common hardware platform for inspection, next generation inspection technologies, or pursuit of new OEM contracts.

          Electronic Assembly

Research and development expenses for our electronic assembly segment were $1.5 million in the three months ended September 30, 2009, compared to $2.4 million in the three months ended September 30, 2008. Research and development expenses for our electronic assembly segment were $4.7 million in the nine months ended September 30, 2009, compared to $6.7 million in the nine months ended September 30, 2008. The 39% and 29% decrease in research and development expenses in 2009 resulted from a more focused and efficient research and development effort due to transition of systems related research and development to Singapore, as well as transition costs incurred in 2008. Singapore transition costs classified as research and development expense were $502,000 and $879,000 in the three and nine months ended September 30, 2008. No transition costs were incurred in 2009. In addition, the cost reduction actions implemented in November 2008 and February 2009 contributed to the lower level of spending in the three and nine months ended September 30, 2009.

Selling, general and administrative expenses for our electronic assembly segment were $2.5 million in the three months ended September 30, 2009, compared to $3.4 million in the three months ended September 30, 2008. Selling, general and administrative expenses for our electronic assembly segment were $8.5 million in the nine months ended September 30, 2009, compared to $9.9 million in the nine months ended September 30, 2008. Selling, general and administrative expenses for the nine months ended September 30, 2009 includes an $800,000 provision for doubtful accounts related to a key distributor of our SMT system products. The distributor remains in business, and is committed to paying us the amount owed. The increase in the provision for doubtful accounts was mostly offset by reductions in travel costs, commissions for third party sales representatives resulting from the lower level of SMT system sales and lower foreign sales office expenses resulting from favorable foreign exchange rates.

          Semiconductor

Research and development expenses for our semiconductor segment were $335,000 in the three months ended September 30, 2009 compared to $406,000 in the three months ended September 30, 2008. Research and development expenses for our semiconductor segment were $872,000 in the nine months ended September 30, 2009 compared to $1.3 million in the nine months ended September 30, 2008. The decline in research and development expenses resulted from the cost reduction actions that were implemented in November 2008 and February 2009, offset in part by a $77,000 expense in the three and nine months ended September 30, 2009 for abandoned patents.

Selling, general and administrative expenses for our semiconductor segment were $312,000 in the three months ended September 30, 2009, compared to $354,000 in the three months ended September 30, 2008. Selling, general and administrative expenses for our semiconductor segment were $946,000 in the nine months ended September 30, 2009, compared to $1.1 million in the nine months ended September 30, 2008. The decrease in selling, general and administrative expense in 2009 compared to 2008 was due to lower salary and consulting costs, and lower sales commissions resulting from the reduced level of revenue.

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

Additional severance costs were incurred in November 2008 when we reduced our workforce by 20 employees in response to the weak global economic conditions. In February 2009, we further reduced our workforce by 24 positions in response to weakening conditions in the global economy, our transition to Singapore and our decision to consolidate manufacturing for our semiconductor products in our Minneapolis facility.

All of the severance costs related to the February 2008 transition to Singapore, and related to the November 2008 and February 2009 workforce reductions have been classified as severance and recruitment in our statement of operations. We recognized a $32,000 benefit in the three months ended September 30, 2009 from the reversal of a portion of our severance accrual. Severance expenses related to these actions were $363,000 in the nine months ended September 30, 2009. Severance and recruitment expenses related to these actions were $98,000 in the three months ended September 30, 2008 and $476,000 in the nine months ended September 30, 2008.

A summary of our severance accruals follows:

	Electronic Assembly				Semiconductor
(In thousands)	February 2008 Singapore	November 2008 workforce reduction	February 2009 workforce reduction	Total	November 2008 workforce reduction	February 2009 workforce reduction	Total	Total

Balance, December 31, 2008	$207	$104	$—	$311	$4	$—	$4	315

Cost incurred	51	—	165	216	—	89	89	305

Payments made	(90)	(104)	(97)	(291)	(4)	(8)	(12)	(303)

Balance, March 31, 2009	$168	$—	$68	$236	$—	$81	$81	317

Cost incurred	29	—	36	65	—	25	25	90

Payments made	(131)	—	(79)	(210)	—	(100)	(100)	(310)

Balance, June 30, 2009	$66	$—	$25	$91	$—	$6	$6	97

Cost incurred	(32)	—	—	(32)	—	—	—	(32)

Payments made	(34)	—	(2)	(36)	—	(1)	(1)	(37)

Balance, September 30, 2009	$—	$—	$23	$23	$—	$5	$5	28

No further severance or transition expenses are anticipated in the three months ended December 31, 2009.

Interest and Other

Interest income and other includes interest earned on investments, realized gains and losses from sales of investments and gains and losses associated with foreign currency transactions and foreign currency swap agreements. Interest income and other decreased in the three and nine months ended September 30, 2009 compared to the same periods of 2008 due to lower rates of interest earned on invested funds and lower invested balances of cash equivalents and marketable securities, primarily resulting from repurchases of our common stock in 2008. Interest income and other for the nine months ended September 30, 2008 also includes a $166,000 unrealized loss on an available for sale equity security. The decline in market value for this security was determined to be other than temporary, resulting in recognition of the unrealized loss in our statement of operations.

We anticipate that interest income and other will decline in the fourth quarter of 2009, compared to the same period of 2008, due to lower invested balances of cash and marketable securities, as well as lower rates of interest earned on invested funds.

Provision for Income Taxes and Effective Income Tax Rate

We recorded an income tax benefit in the nine months ended September 30, 2009 at an effective tax rate of 43.7%, compared to an effective tax rate of 50.9% in the nine months ended September 30, 2008. Our recorded income tax benefit for the three and nine months ended September 30, 2009 includes a $223,000 discrete benefit from reversal of a portion of our reserve for income taxes resulting from the closing of a domestic statute of limitations. Our recorded income tax benefit for the nine months ended September 30, 2009 also includes a $547,000 discrete benefit from reversal of a portion of our reserve for income taxes resulting from settlement of Internal Revenue Service audits of our 2006 and 2007 federal income tax returns. Our recorded income tax benefit for the three and nine months ended September 30, 2008 includes a $257,000 discrete benefit from reversal of a portion of our reserve for income taxes resulting from the closing of a domestic statute of limitations. The change in the effective tax rate for 2009 is due to the aforementioned discrete items, reductions in the level of non-deductible expenses and a small benefit from the research and experimentation (R&D) tax credit, offset by higher tax expense in foreign tax jurisdictions with tax rates differing from the U.S federal statutory rate. No benefit from the R&D tax credit was recognized in the nine months ended September 30, 2008 because the R&D tax credit had not yet been signed into law.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2006. During the nine months ended September 30, 2009, the internal revenue service completed audits of our 2006 and 2007 federal income tax returns. Our settlement with the internal revenue service did not have a material impact on our financial condition.

We currently have significant deferred tax assets as a result of temporary differences between taxable income on our tax returns and income before income taxes under U.S. generally accepted accounting principals, research and development tax credit carry forwards and net operating loss carry forwards, both foreign and domestic. A deferred tax asset generally represents future tax benefits to be received when temporary differences previously reported in our financial statements become deductible for income tax purposes, or when net operating loss carry forwards are applied against future taxable income, or when tax credit carry forwards are applied against future tax liabilities. We assess the realizability of our deferred tax assets and the need for a valuation allowance based on the guidance provided in current financial accounting standards.

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

In analyzing the need for valuation allowances we considered that we had positive cumulative profit through 2008 even without the exclusion of the $2.9 million non-deductible goodwill impairment in 2008. We also considered our forecasts of future profitability, the duration of statutory carry forward periods and tax planning alternatives. We further evaluated our past cycles which tend to average five years in length (from peak to trough) and also considered our five year cumulative results, which also had strong profits. Finally, we evaluated where these cumulative five year measures might be at the end of 2009 and considered other positive evidence to conclude no incremental valuation allowance was needed at September 30, 2009.

While we have a history of profits, our recent results have been impacted by the recent global economic slowdown, and we incurred a loss in the United States in 2008 and the first nine months of 2009, where most of our net deferred tax assets are recorded. Therefore, achievement of profitability in the United States will be a significant factor in determining our continuing ability to carry these deferred tax assets without recording a valuation allowance.

If future results from our operations are less than projected, a valuation allowance may be required to reduce the deferred tax assets. If we continue to incur losses, and if our operations and outlook show no signs of further improvement by as early as the fourth quarter of 2009, we may be required to record a full valuation allowance against virtually all of our deferred tax assets, which could have a material impact on our results of operations in the period in which it is recorded.

Deferred tax assets at September 30, 2009, include net operating loss carry forwards incurred in the UK by CyberOptics Ltd., which was acquired in 1999. The utilization of these net operating loss carry forwards is dependent on CyberOptics Ltd.’s ability to generate sufficient UK taxable income during the carry forward period.

Order Rate and Backlog

Our orders totaled $7.5 million in the three months ended September 30, 2009 compared to $7.9 million in the three months ended June 30, 2009 and $11.3 million in the three months ended September 30, 2008. Backlog totaled $5.4 million at September 30, 2009, $6.4 million at June 30, 2009 and $5.2 million at September 30, 2008. The scheduled shipment (or estimated timing of revenue for systems recognized upon acceptance) for backlog at September 30, 2009 is as follows:

(In thousands)	Backlog

4th Quarter 2009	$3,741
1st Quarter 2010 and after	1,611
Total backlog	$5,352

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased by $194,000 in the nine months ended September 30, 2009 primarily due to sales and maturities of marketable securities, net of purchases, of $6.8 million and proceeds from issuance of common stock under our employee stock purchase plan and exercise of stock options of $164,000, offset in part by cash used by operating activities of $6.2 million, and capital purchases of $630,000. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities and investment of cash balances resulting from those maturities or from other sources of cash in addition to marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Our combined balances of cash and marketable securities decreased $7.0 million to $22.8 million as of September 30, 2009 from $29.8 million as of December 31, 2008, resulting primarily from our losses from operations in the nine months ended September 30, 2009. Nevertheless, our cash consumption moderated to less than $700,000 during the three months ended September 30, 2009.

Operations used $6.2 million of cash in the nine months ended September 30, 2009. Cash used by operations included a net loss of $5.2 million, which included $1.1 million of net non-cash expenses for depreciation and amortization, provision for doubtful accounts, deferred taxes, foreign currency transactions, stock compensation costs and realized gains on available for sale securities. Changes in operating assets and liabilities using cash included increases in accounts receivable of $992,000 and other assets of $278,000 and decreases in accrued expenses of $2.1 million. Changes in operating assets and liabilities providing cash included decreases in inventories of $658,000 and increases in accounts payable of $696,000. The increase in accounts receivable was due to higher sales levels in the third quarter of 2009, compared to the fourth quarter of 2008. Other assets were higher due to anticipated income tax refunds resulting from our losses in the first nine months of 2009. The decrease in accrued expenses resulted from lower levels of income tax reserves resulting from the closing of a domestic statute of limitations and settlement of Internal Revenue Service audits of our 2006 and 2007 federal income tax returns, lower warranty accruals resulting from the lower level of sales in the first nine months of 2009 and payment of accrued severance. Inventories were lower due to reduced material purchases in the first half of the year in response to sharply lower sales levels and the sharp 65% sequential increase in quarterly sales in the third quarter of 2009. Accounts payable were higher due to the timing of inventory purchases and a conscious effort on our part to extend the timing of vendor payments.

We used $346,000 of cash from operations in the nine months ended September 30, 2008. Cash used by operations included a net loss of $614,000, which included $2.3 million of net non-cash expenses for depreciation and amortization, provision for doubtful accounts, foreign currency transactions, stock compensation expense and an unrealized loss on an available for sale equity security. Changes in operating assets and liabilities using cash included increases in accounts receivable of $554,000 and other assets of $266,000, decreases in accrued expenses of $660,000, accounts payable of $527,000 and advance customer payments of $154,000, offset in part by a $139,000 decrease in inventory.

Investing activities provided $6.2 million of cash in the nine months ended September 30, 2009 compared to $6.5 million of cash during the same period in 2008. Changes in the level of investment in marketable securities resulting from purchases, maturities and sales of those securities generated $6.8 million of cash in 2009 and $8.3 million of cash during the same period in 2008. We used $630,000 of cash for the purchase of fixed assets and capitalized patent costs in the nine months ended September 30, 2009, compared to using $1.8 million of cash for these items in the nine months ended September 30, 2008.

Financing activities provided $164,000 of cash in the nine months ended September 30, 2009 from issuance of common stock under our employee stock purchase plan and the exercise of stock options. Financing activities used $20.7 million of cash in the nine months ended September 30, 2008, mainly for the repurchase of our common stock. Proceeds from the issuance of common stock under our employee stock purchase plan and the exercise of stock options totaled $241,000 in the nine months ended September 30, 2008.

A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The only significant change to our contractual obligations in the nine months ended September 30, 2009 is an $886,000 decrease in our reserve for income taxes resulting from settlement of our 2006 and 2007 federal income tax audits, and expiration of a domestic statute of limitations. At the present time, we have no material commitments for capital expenditures. Purchase commitments for inventory can vary based on the volume of revenue and resulting inventory requirements.

Our cash, cash equivalents and marketable securities totaled $22.8 million at September 30, 2009. We believe that our available balances of cash, cash equivalents and marketable securities will be adequate to fund our cash flow needs for the foreseeable future.

At September 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to the financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

The following table provides information regarding fair value measurements for our cash equivalents and marketable securities as of September 30, 2009 according to the three-level fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	Balance September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$1,964	$—	$1,964	$—
U.S. government and agency obligations	15,021	—	15,021	—
Corporate debt securities and certificates of deposit	2,747	—	2,747	—
Asset backed securities	238	—	238	—
Equity securities	35	35	—	—
Totals	$20,005	$35	$19,970	$—

Our foreign currency swap agreements are structured to mature on the last day of each quarter. The fair value associated with these agreements is inconsequential and represents a level 2 measurement.

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

b. During the quarter ended September 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 5, 2009