Form 10-Q
period 2010-03-31
CYBEROPTICS CORP
filed 2010-05-10
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At April 30, 2010, there were 6,845,391 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION
(Unaudited)

(In thousands except share information)	March 31, 2010	December 31, 2009

ASSETS

Cash and cash equivalents	$4,810	$4,177
Marketable securities	13,761	14,557
Accounts receivable, less allowance for doubtful accounts of $1,031 at March 31, 2010 and $1,049 at December 31, 2009	10,469	8,389
Inventories	8,923	7,745
Income tax refunds and deposits	2,524	2,499
Other current assets	1,303	1,130
Deferred tax assets	2,040	2,040
Total current assets	43,830	40,537

Marketable securities	3,582	3,145
Equipment and leasehold improvements, net	1,939	1,921
Intangible and other assets, net	588	642
Goodwill	569	569
Other assets	163	163
Deferred tax assets	4,137	4,160
Total assets	$54,808	$51,137

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$6,593	$3,652
Advance customer payments	718	657
Accrued expenses	2,203	1,880
Total current liabilities	9,514	6,189

Other liabilities	549	546
Total liabilities	10,063	6,735

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 6,845,391 shares issued outstanding at March 31, 2010 and 6,828,616 at December 31, 2009	29,831	29,732
Accumulated other comprehensive loss	(771)	(768)
Retained earnings	15,685	15,438

Total stockholders’ equity	44,745	44,402

Total liabilities and stockholders’ equity	$54,808	$51,137

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amount)	2010	2009

Revenues	$12,341	$4,362
Cost of revenues	7,085	2,984

Gross margin	5,256	1,378

Research and development expenses	1,777	2,077
Selling, general and administrative expenses	3,177	2,932
Severance	—	305
Amortization of intangibles	45	45

Income (loss) from operations	257	(3,981)

Interest income and other	77	208

Income (loss) before income taxes	334	(3,773)

Provision (benefit) for income taxes	87	(1,340)

Net income (loss)	$247	$(2,433)

Net income (loss) per share – Basic	$0.04	$(0.36)
Net income (loss) per share – Diluted	$0.04	$(0.36)

Weighted average shares outstanding – Basic	6,839	6,771
Weighted average and common equivalent shares outstanding – Diluted	6,871	6,771

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$247	$(2,433)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	487	587
Provision for doubtful accounts	—	4
Deferred tax provision	44	—
Foreign currency transaction losses	48	43
Stock compensation costs	74	178
Realized gains on available for sale marketable securities	—	(11)
Changes in operating assets and liabilities:
Accounts receivable	(2,080)	1,991
Inventories	(1,280)	(804)
Refundable income taxes and deposits	(25)	(1,123)
Other assets	(147)	(15)
Accounts payable	2,934	(968)
Advance customer payments	61	(34)
Accrued expenses	329	(489)
Net cash provided (used) by operating activities	692	(3,074)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale marketable securities	4,909	2,905
Proceeds from sales of available for sale marketable securities	1,144	1,818
Purchases of available for sale marketable securities	(5,781)	(3,610)
Additions to equipment and leasehold improvements	(282)	(82)
Additions to patents	(49)	(125)
Net cash provided (used) by investing activities	(59)	906

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	25	—
Net cash provided by financing activities	25	—

Effects of exchange rate changes on cash and cash equivalents	(25)	(34)

Net increase (decrease) in cash and cash equivalents	633	(2,202)

Cash and cash equivalents – beginning of period	4,177	4,516

Cash and cash equivalents – end of period	$4,810	$2,314

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION

1. INTERIM REPORTING:

The interim condensed consolidated financial statements presented herein as of March 31, 2010, and for the three month periods ended March 31, 2010 and 2009, are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three month period ended March 31, 2010 do not necessarily indicate the results to be expected for the full year. The December 31, 2009 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

2. MARKETABLE SECURITIES:

Our investments in marketable securities are classified as available for sale and consist of the following:

	March 31, 2010
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Short Term
U.S. government and agency obligations	$10,144	123	—	10,267
Corporate debt securities and certificates of deposit	3,480	14	—	3,494
Marketable securities – short term	$13,624	137	—	13,761

Long Term
U.S. government and agency obligations	$3,009	2	(1)	3,010
Corporate debt securities and certificates of deposit	306	—	—	306
Asset backed securities	200	10	—	210
Equity securities	84	—	(28)	56
Marketable securities – long term	$3,599	12	(29)	3,582

	December 31, 2009
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Short Term
U.S. government and agency obligations	$11,199	158	—	11,357
Corporate debt securities and certificates of deposit	3,180	20	—	3,200
Marketable securities – short term	$14,379	178	—	14,557

Long Term
U.S. government and agency obligations	$2,757	47	—	2,804
Corporate debt securities	101	—	—	101
Asset backed securities	200	10	—	210
Equity securities	84	—	(54)	30
Marketable securities – long term	$3,142	57	(54)	3,145

Our investment in equity securities was in a $28,000 unrealized loss position at March 31, 2010 and a $54,000 unrealized loss position at December 31, 2009 due to weak economic and stock market conditions. We intend to hold this security indefinitely and expect its value to recover given improved economic and market conditions.

Our investments in long term marketable debt securities all have maturities of less than five years. At March 31, 2010, marketable debt securities valued at $15,157,000 were in an unrealized gain position totaling $149,000. Marketable debt securities valued at $2,129,000 were in an insignificant unrealized loss position totaling less than $1,500 (all had been in an unrealized loss position for less than twelve months). At December 31, 2009, marketable debt securities valued at $16,463,000 were in an unrealized gain position totaling $235,000. Marketable debt securities valued at $1,209,000 were in an insignificant unrealized loss position totaling several hundred dollars (all had been in an unrealized loss position for less than twelve months).

Net pre-tax unrealized gains for marketable securities of $121,000 at March 31, 2010 and $182,000 at December 31, 2009 were recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. In the three months ended March 31, 2010 we received proceeds of $1,144,000 from the sale of marketable securities. No gain or loss was recognized from these sales. In the three months ended March 31, 2009, we recognized a gain of $11,000 from the sale of marketable debt securities and received sale proceeds totaling $1,818,000.

3. FAIR VALUE MEASUREMENTS:

We determine the fair value of our cash equivalents and marketable securities based on the exchange price that would be received for these assets in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value: The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3).

The following provides information regarding fair value measurements for our cash equivalents and marketable securities as of March 31, 2010 according to the three-level fair value hierarchy:

		Fair Value Measurements at March 31, 2010 Using
(In thousands)	Balance March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$2,763	$—	$2,763	$—
U.S. government and agency obligations	13,277	—	13,277	—
Corporate debt securities	3,800	—	3,800	—
Asset backed securities	210	—	210	—
Equity securities	56	56	—	—
Total	$20,106	$56	$20,050	$—

During the three months ended March 31, 2010 there were no significant transfers to or from the three level hierarchy. Our foreign currency swap agreements are structured to mature on the last day of each quarter. The fair value associated with these agreements is inconsequential and represents a Level 2 measurement.

We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. At March 31, 2010, cash and cash equivalents consist of funds maintained in demand deposit accounts, money market accounts, corporate debt instruments and U.S. government backed obligations. Some cash and cash equivalent balances may exceed federally insured limits.

4. ACCOUNTING FOR STOCK-BASED COMPENSATION:

All equity-based payments to employees, including grants of employee stock options, are recognized as an expense in our consolidated statement of operations based on the grant date fair value of the award. We utilize the straight-line method of expense recognition over the award’s service period for our graded vesting options. The fair value of stock options granted has been determined using the Black-Scholes model. The compensation expense recognized for all equity based awards is net of estimated forfeitures, which were based on historical data. We have classified equity based compensation within our statement of operations in the same manner as our cash based employee compensation costs.

The fair value of the options granted to our employees was estimated on the date of grant using the Black-Scholes model. Stock options for 4,000 shares of stock and restricted stock units for 350 shares of stock were granted in the three months ended March 31, 2010 to certain key employees. These stock options and restricted stock units were valued at their fair market value on the date of grant, with recognition of compensation expense over the corresponding vesting period.

Equity based compensation expense in the three months ended March 31, 2010 totaled $74,000 and includes $37,000 for stock option awards, $18,000 for our employee stock purchase plan and $19,000 for unvested restricted stock units.

Equity based compensation expense in the three months ended March 31, 2009 totaled $178,000 and includes $92,000 for stock option awards, $16,000 for our employee stock purchase plan, $20,000 for unvested restricted stock units and $50,000 for 10,775 shares issued to one of our officers under an incentive compensation arrangement. The shares issued under the incentive compensation arrangement were valued at their fair market value on the date of grant, and corresponding general and administrative expense of $50,000 was recorded in the three months ended March 31, 2009.

At March 31, 2010, the total unrecognized compensation cost related to non vested equity based compensation arrangements was $467,000 and the related weighted average period over which it is expected to be recognized is 2.1 years.

The Black Scholes valuation model incorporates ranges of assumptions that are disclosed in the table below. The risk-free interest rate is based on the United States Treasury yield curve at the time of grant with a remaining term equal to the expected life of the awards. We estimated the expected term for our graded vesting options, representing the length of time in years that the options are expected to be outstanding, using the simplified method. We continued to use the simplified method in 2010 because our historical exercise experience is not expected to be representative of exercise patterns in the future, due to our recent restructuring activities. Expected volatility was computed based on historical fluctuations in the daily price of our common stock.

For stock options granted during the three months ending March 31, 2010, we utilized the fair value of our common stock on the date of grant and employed the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

Black Scholes Assumptions:	Three Months Ending March 31, 2010

Risk-free interest rates	2.65%
Expected life in years	4.75
Expected volatility	52%
Expected dividends	None
Weighted average fair value on grant date	$3.09

Stock Options

We have three stock incentive plans that are administered under the supervision of the Compensation Committee of the Board of Directors. There are 845,709 shares of common stock reserved in the aggregate for issuance of options and other stock based benefits under these plans, including restricted stock units and share grants to employees, officers, non-employee directors and others. Reserved shares underlying canceled options are available for future grant under our active plans. Options are granted at an option price per share equal to or greater than the market value on the date of grant. Generally, options granted to employees vest over a four-year period and expire five, seven, or ten years after the date of grant. Stock options for 4,000 shares of stock were granted during the three months ended March 31, 2010. As of March 31, 2010, there were 359,445 shares of common stock available under these plans for future issuance to employees, officers and others. There are no options available under these plans for future issuance to non-employee directors. In addition, there are 50,000 shares reserved and included in the plan summaries below that are not part of the three stock incentive plans.

The following is a summary of stock option activity during the three months ended March 31, 2010:

	Options Outstanding	Weighted Average Exercise Price Per Share

Outstanding, December 31, 2009	549,095	$10.04
Granted	4,000	6.63
Exercised	(64,000)	6.02
Expired	—	—
Forfeited	—	—
Outstanding, March 31, 2010	489,095	$10.54

Exercisable, March 31, 2010	348,328	$12.34

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The weighted average remaining contractual term and aggregate intrinsic value for all options outstanding at March 31, 2010 was 3.77 years and $639,000. The weighted average remaining contractual term and aggregate intrinsic value of options that were exercisable at March 31, 2010 was 2.99 years and $131,000. The aggregate intrinsic value of stock options that were exercised in the three months ended March 31, 2010 was $104,000. During the three months ended March 31, 2010, we received total proceeds of $25,000 from the exercise of stock options. The excess tax benefit associated with the exercise of stock options in the three months ended March 31, 2010 was inconsequential.

Restricted Stock Units

Our 1998 Stock Incentive Plan also permits our Compensation Committee to grant other stock-based benefits, including restricted stock units. Restricted stock units are valued at a price equal to the fair market value of our common stock on the date of grant, vest over a four year period and entitle the holders to one share of our common stock for each restricted stock unit. The aggregate fair value of outstanding restricted stock units as of March 31, 2010 was $214,000.

A summary of activity in non vested restricted stock units for the three months ended March 31, 2010 is as follows:

Non vested restricted stock units	Shares	Weighted – Average Grant Date Fair Value

Non vested at December 31, 2009	22,819	$6.79
Granted	350	7.71
Vested	—	—
Forfeited	—	—
Non vested at March 31, 2010	23,169	$6.80

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. There were no shares issued under this plan in the three months ended March 31, 2010 or the three months ended March 31, 2009. As of March 31, 2010, 92,002 shares remain available for future issuance under this plan.

Stock Grant Plan for Non-Employee Directors

Our stock grant plan for non-employee directors provides for automatic grants of 1,000 shares of our common stock to each of our non-employee directors upon their re-election to the board of directors. The plan provides for a total of 30,000 shares of our common stock for issuance to directors and will expire on May 19, 2018. No shares were issued under this plan in the three months ended March 31, 2010 or the three months ended March 31, 2009. There are presently 24,000 shares of common stock reserved in the aggregate for future issuance under this plan.

5. INVENTORIES AND WARRANTIES:

Inventories consist of the following:

(In thousands)	March 31, 2010	December 31, 2009

Raw materials and purchased parts	$4,227	$3,312
Work in process	797	637
Finished goods	3,899	3,796

Total inventories	$8,923	$7,745

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

	Three Months Ended March 31,
(In thousands)	2010	2009

Balance at beginning of period	$488	$823
Accrual for warranties	181	84
Settlements made during the period	(117)	(271)

Balance at end of period	$552	$636

Extended warranty:

Our extended warranty liability is included as a component of advance customer payments. A reconciliation of the changes in our extended warranty liability is as follows:

	Three Months Ended March 31,
(In thousands)	2010	2009

Balance at beginning of period	$636	$605
Revenue deferrals	176	81
Amortization of deferred revenue	(115)	(78)

Balance at end of period	$697	$608

6. INTANGIBLE ASSETS:

Intangible assets consist of the following:

	As of March 31, 2010			As of December 31, 2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Developed technology	$7,775	$(7,530)	$245	$7,775	$(7,485)	$290
Patents and trademarks	2,730	(2,387)	343	2,681	(2,329)	352
Total	$10,505	$(9,917)	$588	$10,456	$(9,814)	$642

Amortization expense for the three month periods ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,
(In thousands)	2010	2009

Developed technology	$45	$45
Patents and trademarks	58	76

Total	$103	$121

Intangible and other long lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when future undiscounted cash flows expected to result from use of the asset and eventual disposition are less than the carrying amount.

Amortization of patents and trademarks has been classified as research and development expense in the accompanying statement of operations. Estimated aggregate amortization expense based on current intangibles for the next four years is expected to be as follows: $311,000 for the remainder of 2010 and $223,000 in 2011, $50,000 in 2012, and $4,000 in 2013.

7. BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS:

Our electronic assembly segment is the design, manufacture and sale of optical process control sensors and inspection systems for the electronic assembly equipment market. The semiconductor segment is the design, manufacture and sale of optical and other process control sensors and related equipment for the semiconductor capital equipment market. Information regarding our segments is as follows:

	Three Months Ended March 31,
(In thousands)	2010	2009

Revenue
Electronic Assembly
OEM Sensors	$5,119	$1,440
SMT Systems	6,045	2,245
Total Electronic Assembly	11,164	3,685
Semiconductor	1,177	677
Total	$12,341	$4,362

Income (loss) from operations
Electronic Assembly	$65	$(3,624)
Semiconductor	192	(357)
Total income (loss) from operations	257	(3,981)
Interest income and other	77	208
Income (loss) before taxes	$334	$(3,773)

Depreciation and amortization:
Electronic Assembly	$430	$515
Semiconductor	57	72
Total	$487	$587

Export sales were 82% of revenue in the three months ended March 31, 2010 and 71% of revenue in the three months ended March 31, 2009. Virtually all of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended March 31,
(In thousands)	2010	2009

Americas	$203	$57
Europe	3,420	2,114
Asia	6,499	937
Other	30	—

Total export sales	$10,152	$3,108

Historically, we have been dependent upon two electronic assembly customers, Assembleon and Juki, for a significant portion of our revenue. For the three months ended March 31, 2010, sales to Juki accounted for 22% of our total revenue and sales to Assembleon accounted for 11% of our total revenue.

8. NET INCOME (LOSS) PER SHARE:

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

The calculation of diluted net income (loss) per share excludes 353,000 potentially dilutive shares for the three months ended March 31, 2010 and 806,000 potentially dilutive shares for the three months ended March 31, 2009 because their effect would be anti-dilutive.

9. COMPREHENSIVE INCOME (LOSS):

Components of comprehensive income (loss) include our net income (loss), foreign-currency translation adjustments, unrealized gains and losses on available-for-sale securities and reclassification adjustments. Total comprehensive income amounted to $245,000 for the three months ended March 31, 2010 and total comprehensive loss amounted to $2,618,000 for the three months ended March 31, 2009.

At December 31, 2009 and March 31, 2010 components of accumulated other comprehensive loss is as follows:

(In thousands)	Foreign Currency Translation	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Loss

Balance December 31, 2009	$(887)	$119	$(768)
Unrealized losses on securities, net of tax of $21	—	(40)	(40)
Translation adjustments	37	—	37

Balance March 31, 2010	$(850)	$79	$(771)

10. INCOME TAXES:

We recorded a provision for income tax expense in the three months ended March 31, 2010 at an effective tax rate of 26%, compared to an income tax benefit in the three months ended March 31, 2009 at an effective tax rate of 36%. The change in the effective tax rate for 2010 is due to the anticipated benefit from the domestic manufacturer’s production incentive and by lower tax expense in foreign tax jurisdictions with tax rates differing from the U.S federal statutory rate. No benefit from the federal R&D tax credit was recognized in the three months ended March 31, 2010 because the federal R&D tax credit had not yet been signed into law. Changes in our reserve for income taxes were inconsequential in the three months ended March 31, 2010 and 2009.

We currently have significant deferred tax assets as a result of temporary differences between taxable income on our tax returns and U.S. GAAP income, research and development tax credit carry forwards and foreign net operating loss carry forwards. A deferred tax asset generally represents future tax benefits to be received when temporary differences previously reported in our financial statements become deductible for income tax purposes, or when net operating loss carry forwards or credits are applied against future taxable income, or when tax credit carry forwards are utilized on our tax returns. We assess the realizability of our deferred tax assets and the need for a valuation allowance based on the guidance provided in current financial accounting standards.

Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, our experience with loss carry forwards not expiring unused and tax planning alternatives.

In analyzing the need for valuation allowances, we first considered our history of cumulative losses for U.S. income tax purposes over the past three years and also gave significant consideration to our results for U.S. income tax purposes over the past five years, as the economic cycles in our industry have tended to average five years in length (from peak to trough). We also considered our forecasts of future profitability, the duration of statutory carry forward periods and tax planning alternatives. Finally, we considered the length and severity of the recent global economic crisis, the impact that it had on our operating results and our expectation for rebound given recent signs of recovery in the global economy and more specifically in our markets. After considering all of these factors, and after considering other significant positive evidence, we concluded that a valuation allowance with respect to substantially all of our U.S. based deferred tax assets was not required at March 31, 2010.

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

Deferred tax assets at March 31, 2010, include net operating loss carry forwards incurred in the UK by CyberOptics Ltd., which was acquired in 1999. The utilization of these net operating loss carry forwards is dependent on CyberOptics Ltd.’s ability to generate sufficient UK taxable income during the carry forward period.

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiaries in the United Kingdom and Singapore. These currency swap agreements are structured to mature near the last day of each quarter, and are designated as cash flow hedges. At March 31, 2010, we had two open swap agreements for £275,000 GBP and $750,000 SGD that were purchased on March 31, 2010, the fair value of which was inconsequential. Gains and losses from foreign currency transactions and foreign currency swap agreements are recognized in interest income and other in our statement of operations.

In the three months ended March 31, 2010, we recognized net gains from settlement of foreign currency swap agreements of $34,000 that offset foreign currency transaction losses on the underlying inter-company balances of $48,000. In the three months ended March 31, 2009, we recognized net gains from settlement of foreign currency swap agreements of $10,000 that offset foreign currency transactions losses on the underlying inter-company balances of $43,000.

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

13. SEVERANCE COSTS:

We started to incur severance costs in February 2008 in connection with our decision to move a significant portion of development and manufacturing for our systems products to Singapore. The transition of systems-related product development was substantially complete by the end of the fourth quarter of 2008, and the transition of systems-related manufacturing was substantially complete by the end of the first quarter of 2009. Severance costs incurred in the three months ended March 31, 2009 in connection with the February 2008 decision to move our systems related product development and manufacturing to Singapore totaled $51,000.

In February 2009, we further reduced our workforce by 24 positions in response to the weakening global economy, our transition to Singapore and our decision to consolidate manufacturing for our semiconductor products in our Minneapolis facility. Severance costs incurred in the three months ended March 31, 2009 related to the February 2009 workforce reduction totaled $254,000.

All of the aforementioned severance costs incurred in 2009 were paid prior to December 31, 2009. No severance costs were incurred in the three months ended March 31, 2010. All of the severance costs related to the February 2008 transition to Singapore, and the February 2009 workforce reduction have been classified as severance in our statement of operations.

14. RECENT ACCOUNTING DEVELOPMENTS:

Prior to January 1, 2010, we recognized revenue based on multiple element revenue guidance which required the existence of vendor specific objective evidence of fair value (VSOE) for the undelivered elements in an arrangement in order for us to account for the elements separately. We utilized the residual method of allocation to account for delivered elements.

In October 2009, the Financial Accounting Standards Board (FASB) amended guidance in FASB Accounting Standards CodificationTM (ASC) 605, Revenue Recognition, 25, “Multiple-Element Arrangements,” to (1) modify the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. The FASB also issued guidance to amend the scope of ASC 985, Software, 605, “Revenue Recognition,” to exclude arrangements with tangible products containing both software and non-software components that function together to deliver a product’s essential functionality.

Under the amended guidance, consideration is allocated to the deliverables at inception of an arrangement using the relative selling price method. Selling price is determined based on a selling price hierarchy, consisting of VSOE, third party evidence or estimated selling price. Under the amended guidance, we determined an estimated selling price for each of the elements in our multiple elements sales based on the selling price hierarchy and allocated consideration to the deliverables using the relative selling price method. We have adopted the amended guidance effective January 1, 2010. The impact of adopting the amended guidance had the effect of increasing our revenue by less than $35,000 in the three months ended March 31, 2010. The impact of adopting the amended guidance on our results for 2009 would have been insignificant.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding significant transfers in and out of Levels 1 and 2, as well as information about activity in Level 3 fair value measurements, including presenting information about purchases, sales, issuances and settlements on a gross versus a net basis in the Level 3 activity roll forward. In addition, ASU 2010-06 clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures pertaining to purchases, sales, issuances and settlements in the roll forward of Level 3 activity; those disclosures are effective for interim and annual periods beginning after December 15, 2010. Our adoption of ASU 2010-06 effective January 1, 2010 had no current impact on our consolidated financial position, results of operations or cash flows.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

The preparation of the financial information contained in this 10-Q requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates on an ongoing basis, including those related to allowances for doubtful accounts and returns, warranty obligations, inventory valuation, the carrying value and any impairment of intangible assets, and income taxes. These critical accounting policies are discussed in more detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2009.

FORWARD LOOKING STATEMENTS:

The following management’s discussion and analysis contains a number of estimates and predictions that are forward looking rather than based on historical fact. Among other matters, we discuss (i) our expectations regarding the transfer of our research and development and manufacturing operations for our systems products to Singapore; (ii) our level of anticipated revenues and net income for the second quarter of 2010; (iii) the potential margin improvements resulting from our next-generation solder paste and automated optical inspection (AOI) systems; (iv) the timing of initial revenue and margin improvements from other new products that we have under development or expect to introduce in 2010; (v) our expectations regarding market acceptance of WaferSense™ and our other semiconductor products; (vi) our beliefs regarding trends in the general economy and its impact on markets for our equipment; and (vii) the impact of currency fluctuations on our operations. Although we have made these statements based on our experience and best estimate of future events, there may be events or factors that we have not anticipated, and the accuracy of our statements and estimates are subject to a number of risks, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We believe that continued and timely development of new products and enhancements to existing products is essential to growing our position in the market. We commit substantial resources to research and development efforts, which play a critical role in maintaining and advancing our position as a leading provider of optical sensors and systems. During the past several years, research and development efforts have been focused on a number of development activities critical to our future growth and success, including the following:

•	Our stand alone next generation SE500 solder paste inspection system and our new next generation QX500 automated optical inspection (AOI) system.

•

A new lower tier SE350 solder paste inspection system based on the 3D inspection technology used in the SE500. The SE350 is a lower cost system for customers that do not require the full inspection functionality of the SE500.

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

The global electronics market is starting to strengthen. We are seeing significant demand from manufacturers of SMT assembly equipment who purchase our alignment sensor products, and for our stand alone solder paste inspection and AOI systems, particularly from large original design manufacturers in China. We believe that these improving market conditions, the efficiencies in operations we have implemented, and the new products we have introduced and anticipate introducing in 2010, will lead to improved operating results and a return to profitability over the coming year. For the quarter ending March 31, 2010, we generated a profit of $0.04 per share on revenue of $12.3 million, a significant improvement when compared to the quarter ending March 31, 2009. In addition, we are forecasting a profit of $0.12 to $0.17 per share in the second quarter of 2010 on revenue of $16.0-$17.0 million.

Segment Results

Operating results for our electronic assembly and semiconductor segments for the three month periods ended March 31, 2010 and 2009 are as follows:

	Three months ended March 31, 2010			Three months ended March 31, 2009
(In thousands)	Electronic Assembly	Semi- Conductor	Total	Electronic Assembly	Semi- Conductor	Total

Revenue	$11,164	$1,177	$12,341	$3,685	$677	$4,362
Cost of revenue	6,742	343	7,085	2,676	308	2,984
Gross margin	4,422	834	5,256	1,009	369	1,378

Research and development expenses	1,505	272	1,777	1,786	291	2,077
Selling, general and administrative expenses	2,825	352	3,177	2,604	328	2,932
Severance	—	—	—	216	89	305
Amortization of intangibles	27	18	45	27	18	45

Income (loss) from operations	$65	$192	$257	$(3,624)	$(357)	$(3,981)

Revenues

Our revenues increased by 183% to $12.3 million in the three months ended March 31, 2010 from $4.4 million in the three months ended March 31, 2009. The following table sets forth revenues by product line for the three month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(In thousands)	2010	2009

Electronic Assembly
OEM Sensors	$5,119	$1,440
SMT Systems	6,045	2,245
Total Electronic Assembly	11,164	3,685
Semiconductor	1,177	677
Total	$12,341	$4,362

          Electronic Assembly

Revenue from sales of our OEM alignment sensors increased by $3.7 million or 255% in the three months ended March 31, 2010 to $5.1 million, up from $1.4 million in the three months ended March 31, 2009. Revenue from sales of our stand alone SMT inspection systems products increased by $3.8 million or 169% in the three months ended March 31, 2010 to $6.0 million, up from $2.2 million in the three months ended March 31, 2009.

The global recession caused severe weakness and disruption in our electronics markets starting late in 2008 and throughout all of 2009, resulting in very low levels of revenue in 2009 from both our OEM alignment sensors and stand alone SMT inspection systems products. The global electronics market is now starting to strengthen. We are seeing significant demand from manufacturers of SMT assembly equipment who purchase our alignment sensor products, and for our stand alone solder paste inspection and AOI systems, particularly from large original design manufacturers in China. We believe that these improving market conditions, combined with favorable market acceptance of the new products we have recently introduced, resulted in the higher revenue levels in the three months ended March 31, 2010 compared to the same period of 2009.

We believe that increased use of outsourcing for circuit board assembly, production difficulties associated with smaller component sizes, increased production speeds and increased cost pressure on companies manufacturing circuit boards caused increased demand for our inspection equipment prior to the recent global economic recession and will increase demand in the future as the recession eases and our markets strengthen. However, our electronic assembly revenue has been, and will continue to be impacted by increasing competition and price pressure, particularly for stand alone SMT inspection systems products sold in Asia.

Export revenue from OEM alignment sensors and stand alone SMT inspection systems totaled $9.8 million, or 88% of electronic assembly revenue in three months ended March 31, 2010, compared to $2.9 million, or 79% of electronic assembly revenue in the three months ended March 31, 2009. Sales to international customers continue to be significant, as manufacturing of electronic components has migrated offshore, particularly to China and other areas of Asia.

          Semiconductor

Revenues from semiconductor products increased by $500,000 or 74% to $1.2 million in the three months ended March 31, 2010, up from $677,000 in the three months ended March 31, 2009. The increase in revenue was due to improving conditions in the market for semiconductor fabrication equipment, coupled with favorable market acceptance of our new WaferSense™ products. WaferSense revenue increased to $493,000 in the three months ended March 31, 2010 from $230,000 in the three months ended March 31, 2009.

Our wafer mapper and frame grabber products are relatively mature. We anticipate that future growth in our semiconductor revenues, exclusive of changes related to capital procurement cycles, will come from our new WaferSense™ products, a family of wireless, wafer like precision measurement tools for in-situ setup, calibration and process optimization in semiconductor processing equipment. We have recently introduced, or will be introducing, several new additions to the WaferSense™ product line, including additional leveling sensors, along with new gapping, teaching, vibration and particle sensors.

Export revenue from semiconductor products totaled $365,000 or 31% of total semiconductor revenue in the three months ended March 31, 2010, compared to $208,000 or 31% of total semiconductor revenue in the three months ended March 31, 2009.

Cost of Revenue and Gross Margin

          Electronic Assembly

Gross margin as a percentage of electronic assembly sales was 40% in the three months ended March 31, 2010, compared to 27% in the three months ended March 31, 2009. The improvement in gross margin percentage was due to significantly increased sales of higher margin OEM alignment sensors, better manufacturing leverage resulting from substantially higher production volumes over which to spread fixed manufacturing overhead costs, and the favorable impact of our new cost reduced SMT inspection system products, particularly our next generation SE500 solder paste inspection system. We anticipate that gross margins as a percentage of electronic assembly sales in the second quarter of 2010 will be at or near the level in the three months ended March 31, 2010, as continued benefits from our new cost reduced system platforms are expected to offset some of the margin pressure associated with large unit sales of lower price inspection systems in China.

The electronic assembly market is highly price competitive, resulting in continual pressure on our gross margins. We compensate for pricing pressure by introducing new products with more features and improved performance and through manufacturing cost reduction programs. For example, we believe our next-generation SE500 and SE350 solder paste inspection systems and QX500 automated optical inspection (AOI) system combines a reduction in cost with enhanced performance. Other recently introduced products including our solar wafer alignment camera, embedded process verification (EPV) technology and the embedded solder paste inspection solution we developed for DEK, have more favorable margins than our existing products.

          Semiconductor

Gross margin as a percentage of semiconductor sales was 71% in three months ended March 31, 2010 compared to 55% in the three months ended March 31, 2009. Gross margin as a percentage of semiconductor sales improved due to the cost benefit from consolidation of manufacturing for our semiconductor products into our Minneapolis, Minnesota headquarters. Semiconductor gross margins will also continue to benefit in 2010 from improved manufacturing leverage, resulting from higher production volumes over which to spread fixed manufacturing overhead costs.

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

In response to the significant weakness in our markets and the global economy we reduced our workforce by 50 employees or 25% (over 30 in manufacturing and approximately 20 in development, selling, general and administrative) from the start of the fourth quarter of 2008 through the end of the second quarter of 2009. Other cost saving measures implemented in 2009 include salary reductions and reduced spending for non-labor costs such as travel, supplies and the like. These cost saving measures, combined with savings from our transition to Singapore, have provided significant annual expense savings. Implementation of the cost reduction actions discussed above had no impact on any of our strategic growth programs; work on our common hardware platforms for inspection, next generation inspection technologies, or pursuit of new OEM contracts.

As a result of signs of an improving economy, we elected to restore salary levels for our employees to pre-reduction levels in 2010. In addition, we anticipate that there will be some headcount additions and our costs will increase as business activity picks up and revenue returns to pre-recession levels. However, many of the cost savings measures that were put in place during 2008 and 2009 will continue to provide meaningful savings for the foreseeable future.

          Electronic Assembly

Research and development expenses for our electronic assembly segment were $1.5 million or 13% of revenue in the three months ended March 31, 2010, compared to $1.8 million or 48% of revenue in the three months ended March 31, 2009. The 16% decrease in research and development expenses in the three months ended March 31, 2010 compared to the same period of 2009 resulted from completion of several R&D projects, including our next generation SE500 solder paste inspection system and improvements in focus and efficiency resulting from transition of systems related research and development to Singapore. We anticipate that research and development expenses in the second quarter of 2010 will be at or slightly above the first quarter level as we expect to add additional engineering resources to invest in product development initiatives to meet the needs of our growing base of inspection customers.

Selling, general and administrative expenses for our electronic assembly segment were $2.8 million in the three months ended March 31, 2010 compared to $2.6 million in the three months ended March 31, 2009. The increase in selling, general and administrative expense for the three months ended March 31, 2010 compared to the same period of 2009 is due to higher sales and marketing costs, including commissions for third party sales representatives, resulting from higher levels of SMT inspection system sales. We presently anticipate that selling, general and administrative expenses in the second quarter of 2010 will be above the level recorded in the three months ended March 31, 2010 due to the higher level of expected revenue and costs associated with the annual retainer we pay to our outside board members.

          Semiconductor

Research and development expenses for our semiconductor segment were $272,000 in the three months ended March 31, 2010 compared to $291,000 in the same period last year. Selling, general and administrative expenses for our semiconductor segment were $352,000 in the three months ended March 31, 2010 compared to $328,000 in the same period last year. No significant changes are expected in the level of semiconductor operating expenses in the second quarter of 2010.

Severance Costs

We started to incur severance costs in February 2008 in connection with our decision to move a significant portion of development and manufacturing for our systems products to Singapore. The transition of systems-related product development was substantially complete by the end of the fourth quarter of 2008, and the transition of systems-related manufacturing was substantially complete by the end of the first quarter of 2009. Severance costs incurred in the three months ended March 31, 2009 in connection with the February 2008 decision to move our systems related product development and manufacturing to Singapore totaled $51,000.

In February 2009, we further reduced our workforce by 24 positions in response to the weakening global economy, our transition to Singapore and our decision to consolidate manufacturing for our semiconductor products in our Minneapolis facility. Severance costs incurred in the three months ended March 31, 2009 related to the February 2009 workforce reduction totaled $254,000.

All of the aforementioned severance costs incurred in 2009 were paid prior to December 31, 2009. No severance costs were incurred in the three months ended March 31, 2010. All of the severance costs related to the February 2008 transition to Singapore, and the February 2009 workforce reduction have been classified as severance in our statement of operations.

Interest and Other

Interest income and other includes interest earned on investments and gains and losses associated with foreign currency transactions and foreign currency swap agreements. Interest income and other decreased in the three months ended March 31, 2010 compared to the same period of 2009 due to lower rates of interest earned on invested funds and lower invested balances of cash equivalents and marketable securities.

Provision for Income Taxes and Effective Income Tax Rate

We recorded a provision for income tax expense in the three months ended March 31, 2010 at an effective tax rate of 26%, compared to an income tax benefit in the three months ended March 31, 2009 at an effective tax rate of 36%. The change in the effective tax rate for 2010 is due to the anticipated benefit from the domestic manufacturer’s production incentive and by lower tax expense in foreign tax jurisdictions with tax rates differing from the U.S federal statutory rate. Also, no benefit from the federal R&D tax credit was recognized in the three months ended March 31, 2010 because the federal R&D tax credit had not yet been signed into law. Changes in our reserve for income taxes were inconsequential in the three months ended March 31, 2010 and 2009.

We currently have significant deferred tax assets as a result of temporary differences between taxable income on our tax returns and U.S. GAAP income, research and development tax credit carry forwards and foreign net operating loss carry forwards. A deferred tax asset generally represents future tax benefits to be received when temporary differences previously reported in our financial statements become deductible for income tax purposes, or when net operating loss carry forwards or credits are applied against future taxable income, or when tax credit carry forwards are utilized on our tax returns. We assess the realizability of our deferred tax assets and the need for a valuation allowance based on the guidance provided in current financial accounting standards.

Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, our experience with loss carry forwards not expiring unused and tax planning alternatives.

In analyzing the need for valuation allowances, we first considered our history of cumulative losses for U.S. income tax purposes over the past three years and also gave significant consideration to our results for U.S. income tax purposes over the past five years, as the economic cycles in our industry have tended to average five years in length (from peak to trough). We also considered our forecasts of future profitability, the duration of statutory carry forward periods and tax planning alternatives. Finally, we considered the length and severity of the recent global economic crisis, the impact that it had on our operating results and our expectation for rebound given recent signs of recovery in the global economy and more specifically in our markets. After considering all of these factors, and after considering other significant positive evidence, we concluded that a valuation allowance with respect to substantially all of our U.S. based deferred tax assets was not required at March 31, 2010.

Our results in both 2008 and 2009 were negatively impacted by the recent global economic slowdown, and we incurred a loss in the United States in both 2008 and 2009, where most of our net deferred tax assets are recorded. Therefore, achievement of profitability in the United States will be a significant factor in determining our continuing ability to carry these deferred tax assets without recording a valuation allowance. The global electronics market is starting to strengthen. We are seeing significant demand from manufacturers of SMT assembly equipment who purchase our alignment sensor products, and for our stand alone solder paste inspection and AOI systems, particularly from large original design manufacturers in China. We believe that these improving market conditions, the efficiencies in operations we have implemented, and the new products we have introduced and anticipate introducing in 2010, will lead to improved operating results and a return to profitability over the coming year. If future results from our operations are less than projected, a valuation allowance may be required against virtually all of our deferred tax assets, which could have a material impact on our results of operations in the period in which it is recorded.

Deferred tax assets at March 31, 2010, include net operating loss carry forwards incurred in the UK by CyberOptics Ltd., which was acquired in 1999. The utilization of these net operating loss carry forwards is dependent on CyberOptics Ltd.’s ability to generate sufficient UK taxable income during the carry forward period.

Order Rate and Backlog

Our orders totaled $17.0 million in the three months ended March 31, 2010, compared to $10.7 million in the three months ended December 31, 2009 and $4.1 million in the three months ended March 31, 2009. Backlog totaled $11.7 million at March 31, 2010, $7.1 million at December 31, 2009 and $3.6 million at March 31, 2009. The scheduled shipment (or estimated timing of revenue for systems recognized upon acceptance) for backlog at March 31, 2010 is as follows:

(In thousands)	Backlog

2nd Quarter 2010	$9,263
3rd Quarter 2010 and after	2,437
Total backlog	$11,700

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased by $633,000 in the three months ended March 31, 2010 resulting from $692,000 of cash provided by operating activities, $272,000 of proceeds from maturities and sales of marketable securities, net of purchases, offset in part by purchases of capital assets of $331,000. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities, and investment of cash balances in marketable securities, or from other sources of cash, in addition to marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Combined balances of cash and marketable securities increased by $274,000 to $22.2 million as of March 31, 2010 from $21.9 million as of December 31, 2009.

Operating activities provided $692,000 of cash in the three months ended March 31, 2010. Cash provided by operations included net income of $247,000, which included non-cash expenses totaling $653,000 for depreciation and amortization, deferred taxes, non-cash gains and losses from foreign currency transactions and stock compensation expenses.

Changes in operating assets and liabilities using cash included increases in accounts receivable of $2.1 million, inventories of $1.3 million and other assets of $172,000. Changes in operating assets and liabilities providing cash included increases in accounts payable of $2.9 million and increases in accrued expenses and other liabilities of $390,000. The increase in accounts receivable was due to higher sales levels in the first quarter of 2010, compared to the fourth quarter of 2009. Inventories were higher due to increased material purchases to support the higher level of sales expected in the second quarter of 2010. The increase in accounts payable resulted from increased material purchases and a conscious effort on our part to extend the timing of vendor payments. Accrued expenses and other liabilities increased due to higher warranty, commission and incentive compensation accruals, resulting from higher sales levels and improved operating results.

Operations used $3.1 million of cash in the three months ended March 31, 2009. Cash used by operations included a net loss of $2.4 million which included $801,000 of net non-cash expenses for depreciation and amortization, provision for doubtful accounts, foreign currency transactions and stock compensation costs. Changes in operating assets and liabilities using cash included increases in inventories of $804,000 and income tax refunds and deposits of $1.1 million and decreases in accounts payable of $968,000, advance customer payments of $34,000 and accrued expenses of $489,000. Accounts receivable decreased by $2.0 million in the three months ended March 31, 2009. The increase in inventory was due to lower sales resulting from the sluggish global economy and additional inventory purchases to manufacture our recently introduced SE500 solder paste inspection system. Income tax refunds and deposits were higher due to anticipated income tax refunds resulting from our first quarter loss. Accounts payable were lower due to a reduction in recent inventory purchases and the timing of vendor payments, reflecting our expectation for lower sales levels in 2009. The decrease in accrued expenses resulted from lower warranty accruals resulting from the lower level of sales and reductions in compensation related accruals due to our workforce reduction. The decrease in accounts receivable was due to the lower level of sales in the first quarter of 2009 compared to the fourth quarter of 2008.

Investing activities used $59,000 of cash in the three months ended March 31, 2010 compared to generating $906,000 of cash from investing activities in the same period last year. Changes in the level of investment in marketable securities, resulting from the purchases, sales and maturities of those securities generated $272,000 of cash in the three months ended March 31, 2010, compared to generating $1.1 million of cash in the same period last year. We used $331,000 of cash in the three months ended March 31, 2010 and $207,000 of cash in the three months ended March 31, 2009 for the purchase of fixed asset and capitalized patent costs.

Financing activities provided $25,000 of cash in the three months ended March 31, 2010 from the exercise of employee stock options. There were no financing activities in the three months ended March 31, 2009.

We presently expect to use cash for working capital requirements, including inventory purchases and accounts receivable, in the second quarter of 2010 to finance anticipated growth in revenue levels.

At March 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes.

A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There were no significant changes to our contractual obligations in the three months ended March 31, 2010. At the present time, we have no material commitments for capital expenditures. Purchase commitments for inventory will vary based on the volume of revenue and resulting inventory requirements.

Our cash, cash equivalents and marketable securities totaled $22.2 million at March 31, 2010. We believe that our available balances of cash, cash equivalents and marketable securities will be adequate to fund our cash flow needs for the foreseeable future.

Fair Value Measurements

We determine the fair value of our cash equivalents and marketable securities based on the exchange price that would be received for these assets in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value: The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3).

The following provides information regarding fair value measurements for our cash equivalents and marketable securities as of March 31, 2010 according to the three-level fair value hierarchy:

		Fair Value Measurements at March 31, 2010 Using
(In thousands)	Balance March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$2,763	$—	$2,763	$—
U.S. government and agency obligations	$13,277	$—	$13,277	$—
Corporate debt securities	$3,800	$—	$3,800	$—
Asset backed securities	$210	$—	$210	$—
Equity securities	$56	$56	$—	$—
Total	$20,106	$56	$20,050	$—

During the three months ended March 31, 2010 there were no significant transfers to or from the three level hierarchy. Our foreign currency swap agreements are structured to mature on the last day of each quarter. The fair value associated with these agreements is inconsequential and represents a Level 2 measurement.

Inflation and Foreign Currency Transactions

Changes in our revenues have resulted primarily because of changes in the level of unit shipments and the relative strength of the worldwide electronics and semiconductor fabrication capital equipment markets. We believe that inflation has not had a significant effect on our operations.

Virtually all of our international export sales are negotiated, invoiced and paid in U.S. dollars. We manufacture our SMT systems products in Singapore and a portion or our raw material purchases are denominated in Singapore dollars. We also have R&D and sales personnel located in Singapore and sales offices located in other parts of the world. Although currency fluctuations do not significantly affect our revenue, they can impact our costs and influence the price competitiveness of our products and the willingness of existing and potential customers to purchase units.

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiaries in the United Kingdom and Singapore. These currency swap agreements are structured to mature near the last day of each quarter, and are designated as cash flow hedges. At March 31, 2010, we had two open swap agreements that were purchased on that day. As a result, any unrealized gains or losses as of March 31, 2010 were inconsequential.

In the three months ended March 31, 2010, we recognized net gains from settlement of foreign currency swap agreements of $34,000 that offset foreign currency transaction losses on the underlying inter-company balances of $48,000. In the three months ended March 31, 2009, we recognized net gains from settlement of foreign currency swap agreements of $10,000 that offset foreign currency transactions losses on the underlying inter-company balances of $43,000.

Recent Accounting Developments

Prior to January 1, 2010, we recognized revenue based on multiple element revenue guidance which required the existence of vendor specific objective evidence of fair value (VSOE) for the undelivered elements in an arrangement in order for us to account for the elements separately. We utilized the residual method of allocation to account for delivered elements.

In October 2009, the FASB amended guidance in FASB Accounting Standards CodificationTM (ASC) 605, Revenue Recognition, 25, “Multiple-Element Arrangements,” to (1) modify the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. The FASB also issued guidance to amend the scope of ASC 985, Software, 605, “Revenue Recognition,” to exclude arrangements with tangible products containing both software and non-software components that function together to deliver a product’s essential functionality.

Under the amended guidance, consideration is allocated to the deliverables at inception of an arrangement using the relative selling price method. Selling price is determined based on a selling price hierarchy, consisting of VSOE, third party evidence or estimated selling price. Under the amended guidance, we determined an estimated selling price for each of the elements in our multiple elements sales based on the selling price hierarchy and allocated consideration to the deliverables using the relative selling price method. We have adopted the amended guidance effective January 1, 2010. The impact of adopting the amended guidance had the effect of increasing our revenue by less than $35,000 in the three months ended March 31, 2010. The impact of adopting the amended guidance on our results for 2009 would have been insignificant.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding significant transfers in and out of Levels 1 and 2, as well as information about activity in Level 3 fair value measurements, including presenting information about purchases, sales, issuances and settlements on a gross versus a net basis in the Level 3 activity roll forward. In addition, ASU 2010-06 clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures pertaining to purchases, sales, issuances and settlements in the roll forward of Level 3 activity; those disclosures are effective for interim and annual periods beginning after December 15, 2010. Our adoption of ASU 2010-06 effective January 1, 2010 had no current impact on our consolidated financial position, results of operations or cash flows.

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

b. During the quarter ended March 31, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “ Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.

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

CYBEROPTICS CORPORATION

/s/ Kathleen P. Iverson
By Kathleen P. Iverson, Chief Executive Officer and Chair
(Principal Executive Officer and Duly Authorized Officer)

/s/ Jeffrey A. Bertelsen
By Jeffrey A. Bertelsen, Chief Financial Officer
(Principal Accounting Officer and Duly Authorized Officer)

Dated: May 10, 2010