Form 10-Q
period 2010-06-30
CYBEROPTICS CORP
filed 2010-08-09
CIK 768411

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  At July 31, 2010, there were 6,880,049 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION

(In thousands except share information)	(Unaudited) June 30, 2010	(Audited) December 31, 2009

ASSETS

Cash and cash equivalents	$6,170	$4,177
Marketable securities	8,148	14,557
Accounts receivable, less allowance for doubtful accounts of $1,045 at June 30, 2010 and $1,049 at December 31, 2009	14,751	8,389
Inventories	12,371	7,745
Income tax refunds and deposits	2,694	2,499
Other current assets	1,471	1,130
Deferred tax assets	2,040	2,040
Total current assets	47,645	40,537

Marketable securities	4,133	3,145
Equipment and leasehold improvements, net	2,076	1,921
Intangible and other assets, net	524	642
Goodwill	569	569
Other assets	163	163
Deferred tax assets	4,099	4,160
Total assets	$59,209	$51,137

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$9,231	$3,652
Advance customer payments	875	657
Accrued expenses	2,725	1,880
Total current liabilities	12,831	6,189

Other liabilities	573	546
Total liabilities	13,404	6,735

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 6,849,391 shares issued and outstanding at June 30, 2010 and 6,828,616 at December 31, 2009	29,951	29,732
Accumulated other comprehensive loss	(800)	(768)
Retained earnings	16,654	15,438

Total stockholders’ equity	45,805	44,402

Total liabilities and stockholders’ equity	$59,209	$51,137

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2010	2009	2010	2009

Revenues	$16,499	$5,179	$28,840	$9,541
Cost of revenues	9,843	3,581	16,928	6,565

Gross margin	6,656	1,598	11,912	2,976

Research and development expenses	1,707	1,730	3,484	3,807
Selling, general and administrative expenses	3,714	3,702	6,891	6,634
Severance	—	90	—	395
Amortization of intangibles	46	46	91	91

Income (loss) from operations	1,189	(3,970)	1,446	(7,951)

Interest income and other	13	150	90	358

Income (loss) before income taxes	1,202	(3,820)	1,536	(7,593)

Income tax provision (benefit)	233	(1,897)	320	(3,237)

Net income (loss)	$969	$(1,923)	$1,216	$(4,356)

Net income (loss) per share – Basic	$0.14	($0.28)	$0.18	($0.64)
Net income (loss) per share – Diluted	$0.14	($0.28)	$0.18	($0.64)

Weighted average shares outstanding – Basic	6,847	6,781	6,843	6,776
Weighted average shares outstanding – Diluted	6,914	6,781	6,892	6,776

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,216	$(4,356)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	1,036	1,161
Provision for doubtful accounts	14	804
Deferred taxes	99	(1,351)
Foreign currency transaction (gains) losses	55	(145)
Stock compensation costs	194	262
Realized gains on available for sale marketable securities	—	(24)
Changes in operating assets and liabilities:
Accounts receivable	(6,376)	1,354
Inventories	(4,906)	(678)
Income tax refunds and deposits	(195)	(1,403)
Other current assets	(274)	161
Accounts payable	5,577	(427)
Advance customer payments	218	82
Accrued expenses	874	(1,101)
Net cash used by operating activities	(2,468)	(5,661)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale marketable securities	10,031	5,612
Proceeds from sales of available for sale marketable securities	2,644	2,478
Purchases of available for sale marketable securities	(7,429)	(4,759)
Additions to equipment and leasehold improvements	(692)	(296)
Additions to patents	(87)	(184)
Net cash provided by investing activities	4,467	2,851

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	25	—
Net cash provided by financing activities	25	—

Effects of exchange rate changes on cash and cash equivalents	(31)	13

Net increase (decrease) in cash and cash equivalents	1,993	(2,797)

Cash and cash equivalents – beginning of period	4,177	4,516

Cash and cash equivalents – end of period	$6,170	$1,719

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION

1.  INTERIM REPORTING:

The interim condensed consolidated financial statements presented herein as of June 30, 2010, and for the three and six month periods ended June 30, 2010 and 2009, are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and six month periods ended June 30, 2010 do not necessarily indicate the results to be expected for the full year. The December 31, 2009 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

2.  MARKETABLE SECURITIES:

Our investments in marketable securities are classified as available for sale and consist of the following:

	June 30, 2010
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short Term
U.S. government and agency obligations	$6,758	66	—	6,824
Corporate debt securities and certificates of deposit	1,317	7	—	1,324
Marketable securities – short term	$8,075	73	—	8,148
Long Term
U.S. government and agency obligations	$3,042	16	—	3,058
Corporate debt securities and certificates of deposit	807	2	—	809
Asset backed securities	200	8	—	208
Equity securities	84	—	(26)	58
Marketable securities – long term	$4,133	26	(26)	4,133

	December 31, 2009
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short Term
U.S. government and agency obligations	$11,199	158	—	11,357
Corporate debt securities and certificates of deposit	3,180	20	—	3,200
Marketable securities – short term	$14,379	178	—	14,557
Long Term
U.S. government and agency obligations	$2,757	47	—	2,804
Corporate debt securities	101	—	—	101
Asset backed securities	200	10	—	210
Equity securities	84	—	(54)	30
Marketable securities – long term	$3,142	57	(54)	3,145

Our investment in equity securities was in a $26,000 unrealized loss position at June 30, 2010 and a $54,000 unrealized loss position at December 31, 2009 due to weak economic and stock market conditions.  We intend to hold this security indefinitely and expect its value to recover given improved economic and market conditions.

Our investments in marketable debt securities all have maturities of less than five years. At June 30, 2010, marketable debt securities valued at $12,223,000 were in an unrealized gain position totaling $99,000.  At December 31, 2009, marketable debt securities valued at $16,463,000 were in an unrealized gain position totaling $235,000 and marketable debt securities valued at $1,209,000 were in an insignificant unrealized loss position totaling several hundred dollars (all had been in an unrealized loss position for less than twelve months).

Net pre-tax unrealized gains for marketable securities of $73,000 at June 30, 2010 and $182,000 at December 31, 2009 were recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  In the three months ended June 30, 2010 we received proceeds of $1,500,000 from the sale of marketable securities.  In the six months ended June 30, 2010 we received proceeds of $2,644,000 from the sale of marketable securities.  No gain or loss was recognized on any of the sales in 2010.  In the three months ended June 30, 2009 we received proceeds of $660,000 from the sale of marketable securities and recognized a gain of $13,000 from the sales.  In the six months ended June 30, 2009, we received proceeds of $2,478,000 from the sale of marketable securities and recognized a gain of $24,000 from the sales.

3.  FAIR VALUE MEASUREMENTS:

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value: The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1).  The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2).   The lowest priority is given to unobservable inputs (Level 3).

The following provides information regarding fair value measurements for our cash equivalents and marketable securities as of June 30, 2010 and December 31, 2009 according to the three-level fair value hierarchy:

		Fair Value Measurements at June 30, 2010 Using
(In thousands)	Balance June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$3,809	$—	$3,809	$—
U.S. government and agency obligations	9,882	—	9,882	—
Corporate debt securities	2,133	—	2,133	—
Asset backed securities	208	—	208	—
Equity securities	58	58	—	—
Total	$16,090	$58	$16,032	$—

		Fair Value Measurements at December 31, 2009 Using
(In thousands)	Balance December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$2,320	$—	$2,320	$—
U.S. government and agency obligations	14,161	—	14,161	—
Corporate debt securities	3,301	—	3,301	—
Asset backed securities	210	—	210	—
Equity securities	30	30	—	—
Total	$20,022	$30	$19,992	$—

During the six months ended June 30, 2010 there were no significant transfers to or from the three level hierarchy.  The carrying amounts of financial instruments such as cash equivalents, accounts receivable, income tax refunds receivable, other assets, accounts payable, accrued expenses and other current liabilities approximate the related fair values due to the short term maturities of these instruments.  Our foreign currency swap agreements are structured to mature on the last day of each quarter.  The fair value associated with these agreements is inconsequential and represents a Level 2 measurement.

We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.  At June 30, 2010, cash and cash equivalents consist of funds maintained in demand deposit accounts, money market accounts, corporate debt instruments and U.S. government backed obligations.  Some cash and cash equivalent balances may exceed federally insured limits.

4.  ACCOUNTING FOR STOCK-BASED COMPENSATION:

All equity-based payments to employees, including grants of employee stock options, are recognized as an expense in our consolidated statement of operations based on the grant date fair value of the award.  We utilize the straight-line method of expense recognition over the award’s service period for our graded vesting options.  The fair value of stock options granted has been determined using the Black-Scholes model.   The compensation expense recognized for all equity based awards is net of estimated forfeitures, which are based on historical data.  We have classified equity based compensation within our statement of operations in the same manner as our cash based employee compensation costs.

The fair value of the options granted to our employees was estimated on the date of grant using the Black-Scholes model.  Stock options for 47,000 shares of stock and restricted stock units for 350 shares of stock were granted in the six months ended June 30, 2010 to certain key employees.  We issued 4,000 shares of common stock under our stock grant plan for non-employee directors upon their re-election to the board of directors in May 2010.  These stock options, restricted stock units and share grants were valued at their fair market value on the date of grant, with recognition of compensation expense over the corresponding vesting period.

Equity based compensation expense in the three months ended June 30, 2010 totaled $121,000 and includes $46,000 for stock option awards, $18,000 for our employee stock purchase plan, $19,000 for unvested restricted stock units and $38,000 for shares issued to our non-employee directors upon their re-election to our board in May 2010. Equity based compensation expense in the six months ended June 30, 2010 totaled $195,000 and includes $83,000 for stock option awards, $36,000 for our employee stock purchase plan, $38,000 for unvested restricted stock units and $38,000 for shares issued to our non-employee directors upon their re-election to our board in May 2010.

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

At June 30, 2010, the total unrecognized compensation cost related to non-vested equity based compensation arrangements was $616,000 and the related weighted average period over which it is expected to be recognized is 2.2 years.

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

For stock options granted during the six months ending June 30, 2010, we utilized the fair value of our common stock on the date of grant and employed the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

Black Scholes Assumptions:	Six Months Ending June 30, 2010

Risk-free interest rates	2.47% - 2.75%
Expected life in years	4.75
Expected volatility	50% - 52%
Expected dividends	None
Weighted average fair value on grant date	$4.80

Stock Options

We have three stock incentive plans that are administered under the supervision of the Compensation Committee of the Board of Directors.  There are 828,209 shares of common stock reserved in the aggregate for issuance of options and other stock based benefits under these plans, including restricted stock units and share grants to employees, officers, non-employee directors and others.  Reserved shares underlying canceled options are available for future grant under our active plans.  Options are granted at an option price per share equal to or greater than the market value on the date of grant.  Generally, options granted to employees vest over a four-year period and expire five, seven, or ten years after the date of grant.  Stock options for 47,000 shares of stock were granted during the six months ended June 30, 2010.   As of June 30, 2010, there were 336,445 shares of common stock available under these plans for future issuance to employees, officers and others. There are no options available under these plans for future issuance to non-employee directors. In addition, there are 50,000 shares reserved and included in the plan summaries below that are not part of the three stock incentive plans.

The following is a summary of stock option activity during the six months ended June 30, 2010:

	Options Outstanding	Weighted Average Exercise Price Per Share

Outstanding, December 31, 2009	549,095	$10.04
Granted	47,000	10.70
Exercised	(64,000)	6.02
Expired	(13,500)	24.83
Forfeited	—	—
Outstanding, June 30, 2010	518,595	$10.21

Exercisable, June 30, 2010	343,578	$11.66

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.  The weighted average remaining contractual term and aggregate intrinsic value for all options outstanding at June 30, 2010 was 3.89 years and $705,000.  The weighted average remaining contractual term and aggregate intrinsic value of options that were exercisable at June 30, 2010 was 2.93 years and $187,000.  The aggregate intrinsic value of stock options that were exercised in the six months ended June 30, 2010 was $104,000.  During the six months ended June 30, 2010, we received total proceeds of $25,000 from the exercise of stock options.  The excess tax benefit associated with the exercise of stock options in the three and six months ended June 30, 2010 was inconsequential.

Restricted Stock Units

Our 1998 Stock Incentive Plan also permits our Compensation Committee to grant other stock-based benefits, including restricted stock units.  Restricted stock units are valued at a price equal to the fair market value of our common stock on the date of grant, vest over a four year period and entitle the holders to one share of our common stock for each restricted stock unit.  The aggregate fair value of outstanding restricted stock units as of June 30, 2010 was $224,000.

A summary of activity in non-vested restricted stock units for the six months ended June 30, 2010 is as follows:

Non vested restricted stock units	Shares	Weighted – Average Grant Date Fair Value

Non vested at December 31, 2009	22,819	$6.79
Granted	350	7.71
Vested	—	—
Forfeited	—	—
Non vested at June 30, 2010	23,169	$6.80

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. There were no shares issued under this plan in the six months ended June 30, 2010 or the six months ended June 30, 2009. As of June 30, 2010, 92,002 shares remain available for future issuance under this plan.

Stock Grant Plan for Non-Employee Directors

Our stock grant plan for non-employee directors provides for automatic grants of 1,000 shares of our common stock to each of our non-employee directors upon their re-election to the board of directors.  The plan provides for a total of 30,000 shares of our common stock for issuance to directors and will expire on May 19, 2018.  We issued a total of 4,000 shares of common stock under this plan in connection with our annual meeting in May 2010, resulting in $38,000 of stock compensation expense in the three and six months ended June 30, 2010.  There are presently 20,000 shares of common stock reserved in the aggregate for future issuance under this plan.

5.  INVENTORIES AND WARRANTIES:

Inventories consist of the following:

(In thousands)	June 30, 2010	December 31, 2009

Raw materials and purchased parts	$6,159	$3,312
Work in process	1,305	637
Finished goods	4,907	3,796

Total inventories	$12,371	$7,745

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009

Balance at beginning of period	$552	$636	$488	$823
Accrual for warranties	324	114	505	198
Settlements made during the period	(269)	(241)	(386)	(512)

Balance at end of period	$607	$509	$607	$509

Extended warranty:

Our extended warranty liability is included as a component of advance customer payments.  A reconciliation of the changes in our extended warranty liability is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009

Balance at beginning of period	$697	$608	$636	$605
Revenue deferrals	290	125	466	206
Amortization of deferred revenue	(112)	(94)	(227)	(172)

Balance at end of period	$875	$639	$875	$639

6.  INTANGIBLE ASSETS:

Intangible assets consist of the following:

	As of June 30, 2010			As of December 31, 2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Developed technology	$7,775	$(7,576)	$199	$7,775	$(7,485)	$290
Patents and trademarks	2,768	(2,443)	325	2,681	(2,329)	352
Total	$10,543	$(10,019)	$524	$10,456	$(9,814)	$642

Amortization expense for the three and six month periods ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009

Developed technology	$46	$46	$91	$91
Patents and trademarks	56	80	114	156

Total	$102	$126	$205	$247

Intangible and other long lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when future undiscounted cash flows expected to result from use of the asset and eventual disposition are less than the carrying amount.

Amortization of patents and trademarks has been classified as research and development expense in the accompanying statement of operations.  Estimated aggregate amortization expense based on current intangibles for the next four years is expected to be as follows:  $203,000 for the remainder of 2010 and $244,000 in 2011, $66,000 in 2012, and $11,000 in 2013.

7.  BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS:

Our electronic assembly segment is the design, manufacture and sale of optical process control sensors and inspection systems for the electronic assembly equipment market.  The semiconductor segment is the design, manufacture and sale of optical and other process control sensors and related equipment for the semiconductor capital equipment market.  Information regarding our segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009

Revenue:
Electronic Assembly
OEM Sensors	$6,485	$1,204	$11,604	$2,644
SMT Systems	8,716	3,320	14,761	5,565
Total Electronic Assembly	15,201	4,524	26,365	8,209

Semiconductor	1,298	655	2,475	1,332
Total	$16,499	$5,179	$28,840	$9,541

Income (loss) from operations:
Electronic Assembly	$887	$(3,753)	$952	$(7,377)
Semiconductor	302	(217)	494	(574)
Total income (loss) from operations	1,189	(3,970)	1,446	(7,951)
Interest income and other	13	150	90	358
Income (loss) before taxes	$1,202	$(3,820)	$1,536	$(7,593)

Depreciation and amortization:
Electronic Assembly	$490	$503	$920	$1,018
Semiconductor	59	71	116	143
Total	$549	$574	$1,036	$1,161

Export sales were 87% of revenue in the three months ended June 30, 2010 and 85% of revenue in the six months ended June 30, 2010.  Export sales were 76% of revenue in the three months ended June 30, 2009 and 74% of revenue in the six months ended June 30, 2009.  Virtually all of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009

Americas	$79	$493	$282	$550
Europe	3,250	1,453	6,670	3,567
Asia	10,951	909	17,451	1,846
Other	56	1,099	86	1,099

Total export sales	$14,336	$3,954	$24,489	$7,062

Historically, we have been dependent upon two electronic assembly customers, Assembleon and Juki, for a significant portion of our revenue.  For the six months ended June 30, 2010, sales to Juki accounted for 20% of our total revenue and sales to Assembleon accounted for 11% of our total revenue.

8.  NET INCOME (LOSS) PER SHARE:

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Net income (loss) per diluted share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of common shares to be issued upon exercise of stock options, restricted stock units and from participation in our employee stock purchase plan, as calculated using the treasury stock method. All potentially dilutive common equivalent shares are excluded from the calculation of net loss per diluted share due to their anti-dilutive effect. As a result, no common equivalent shares were included in the calculations of net loss per diluted share for the three or six months ended June 30, 2009.  The components of net income (loss) per basic and diluted share are as follows:

(In thousands except per share amounts)	Net income (loss)	Weighted Average Shares Outstanding	Per Share Amount

Three Months Ended June 30, 2010:
Basic	$969	6,847	$0.14
Dilutive effect of common equivalent shares	—	67	—

Dilutive	$969	6,914	$0.14

(In thousands except per share amounts)	Net income (loss)	Weighted Average Shares Outstanding	Per Share Amount

Three Months Ended June 30, 2009:
Basic	$(1,923)	6,781	$(0.28)
Dilutive effect of common equivalent shares	—	—	—

Dilutive	$(1,923)	6,781	$(0.28)

(In thousands except per share amounts)	Net income (loss)	Weighted Average Shares Outstanding	Per Share Amount

Six Months Ended June 30, 2010:
Basic	$1,216	6,843	$0.18
Dilutive effect of common equivalent shares	—	49	—

Dilutive	$1,216	6,892	$0.18

(In thousands except per share amounts)	Net income (loss)	Weighted Average Shares Outstanding	Per Share Amount

Six Months Ended June 30, 2009:
Basic	$(4,356)	6,776	$(0.64)
Dilutive effect of common equivalent shares	—	—	—

Dilutive	$(4,356)	6,776	$(0.64)

The calculation of diluted net income (loss) per common share excludes 241,000 potentially dilutive shares for the three months ended June 30, 2010, 671,000 potentially dilutive shares for the three months ended June 30, 2009, 297,000 potentially dilutive shares for the six months ended June 30, 2010 and 739,000 potentially dilutive shares for the six months ended June 30, 2009, because their effect would be anti-dilutive.

9.  COMPREHENSIVE INCOME (LOSS):

Components of comprehensive income (loss) include net income (loss), foreign-currency translation adjustments, unrealized gains and losses on available-for-sale securities and reclassification adjustments.  Total comprehensive income (loss) amounted to $940,000 for the three months ended June 30, 2010 and $(2,041,000) for the three months ended June 30, 2009.  Total comprehensive income (loss) amounted to $1,185,000 for the six months ended June 30, 2010 and $(4,659,000) for the six months ended June 30, 2009.

At December 31, 2009 and June 30, 2010 components of accumulated other comprehensive loss is as follows:

(In thousands)	Foreign Currency Translation	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Loss

Balance December 31, 2009	$(887)	$119	$(768)
Unrealized losses on securities, net of tax of $38	—	(71)	(71)
Translation adjustments	39	—	39

Balance June 30, 2010	$(848)	$48	$(800)

10.  INCOME TAXES:

We recorded a provision for income tax expense in the six months ended June 30, 2010 at an effective tax rate of 20.8%, compared to an income tax benefit in the six months ended June 30, 2009 at an effective tax rate of 42.6%.  Our recorded income tax benefit for the three and six months ended June 30, 2009 includes a $537,000 discrete benefit from reversal of a portion of our reserve for income taxes resulting from settlement of Internal Revenue Service audits of our 2006 and 2007 federal income tax returns. Discrete items impacting the effective tax rate in the six months ended June 30, 2010 were inconsequential. Other items impacting the effective tax rate for 2010, compared to 2009, include the anticipated benefit from  the domestic manufacturer’s production incentive and additional tax expense in foreign tax jurisdictions with lower tax rates than the U.S federal statutory rate.  The effective tax rate for the six months ended June 30, 2010 was also favorably impacted by recognition of the benefit from the Minnesota state R&D tax credit.  No benefit from this credit was recognized in the first quarter of 2010 because the credit had not yet been signed into law.

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

In analyzing the need for valuation allowances, we first considered our history of cumulative losses for U.S. income tax purposes over the past three years and also gave significant consideration to our results for U.S. income tax purposes over the past five years, as the economic cycles in our industry have tended to average five years in length (from peak to trough).  We also considered our forecasts of future profitability, the duration of statutory carry forward periods and tax planning alternatives.  Finally, we considered the length and severity of the recent global economic crisis, the impact that it had on our operating results and our expectation for rebound given recent signs of recovery in the global economy and more specifically in our markets.  After considering all of these factors, and after considering other significant positive evidence, we concluded that a valuation allowance with respect to substantially all of our U.S. based deferred tax assets was not required at June 30, 2010.

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

Deferred tax assets at June 30, 2010, include net operating loss carry forwards incurred in the UK by CyberOptics Ltd., which was acquired in 1999. The utilization of these net operating loss carry forwards is dependent on CyberOptics Ltd.’s ability to generate sufficient UK taxable income during the carry forward period.

11.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiaries in the United Kingdom and Singapore.  These currency swap agreements are structured to mature near the last day of each quarter, and are designated as cash flow hedges.  At June 30, 2010, we had two open swap agreements for £225,000 British Pounds Sterling and $1,000,000 Singapore dollars that were purchased on June 30, 2010, the fair value of which was inconsequential.  Gains and losses from foreign currency transactions and foreign currency swap agreements are recognized in interest income and other in our statement of operations.

In the three months ended June 30, 2010, we recognized net gains (losses) from settlement of foreign currency swap agreements of $(3,500) in addition to foreign currency transaction gains (losses) on the underlying inter-company balances of $(7,000).  In the six months ended June 30, 2010, we recognized net gains (losses) from settlement of foreign currency swap agreements of $30,500 that offset foreign currency transactions gains (losses) on the underlying inter-company balances of $(55,000).

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

13.  SEVERANCE COSTS:

We started to incur severance costs in February 2008 in connection with our decision to move a significant portion of development and manufacturing for our systems products to Singapore.  The transition of systems-related product development was substantially complete by the end of the fourth quarter of 2008, and the transition of systems-related manufacturing was substantially complete by the end of the first quarter of 2009.  Severance costs incurred in connection with the February 2008 decision to move our systems related product development and manufacturing to Singapore totaled $29,000 in the three months ended June 30, 2009 and $80,000 in the six months ended June 30, 2009.

In February 2009, we further reduced our workforce by 24 positions in response to the weakening global economy, our transition to Singapore and our decision to consolidate manufacturing for our semiconductor products in our Minneapolis facility.  Severance costs incurred in connection with the February 2009 workforce reduction totaled $61,000 in the three months ended June 30, 2009 and $315,000 in the six months ended June 30, 2009.

All of the aforementioned severance costs incurred in 2009 were paid prior to December 31, 2009.  No severance costs were incurred in the six months ended June 30, 2010.  All of the severance costs related to the February 2008 transition to Singapore, and the February 2009 workforce reduction have been classified as severance in our statement of operations.

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

Under the amended guidance, consideration is allocated to the deliverables at inception of an arrangement using the relative selling price method. Selling price is determined based on a selling price hierarchy, consisting of VSOE, third party evidence or estimated selling price.  Under the amended guidance, we determined an estimated selling price for each of the elements in our multiple elements sales based on the selling price hierarchy and allocated consideration to the deliverables using the relative selling price method.  We have adopted the amended guidance effective January 1, 2010.  The impact of adopting the amended guidance had the effect of increasing our revenue by less than $30,000 in the three months ended June 30, 2010 and by less than $51,000 in the six months ended June 30, 2010. The impact of adopting the amended guidance on our results for 2009 would have been insignificant.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). ASU No. 2010-06 requires new disclosures regarding significant transfers in and out of Levels 1 and 2, as well as information about activity in Level 3 fair value measurements, including presenting information about purchases, sales, issuances and settlements on a gross versus a net basis in the Level 3 activity roll forward. In addition, ASU No. 2010-06 clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures pertaining to purchases, sales, issuances and settlements in the roll forward of Level 3 activity; those disclosures are effective for interim and annual periods beginning after December 15, 2010. Our adoption of ASU No. 2010-06 effective January 1, 2010 had no current impact on our consolidated financial position, results of operations or cash flows.

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

FORWARD LOOKING STATEMENTS:

The following management’s discussion and analysis contains a number of estimates and predictions that are forward looking rather than based on historical fact.  Among other matters, we discuss (i) our expectations regarding the transfer of our research and development and manufacturing operations for our systems products to Singapore; (ii) our level of anticipated revenues and net income for the third quarter of 2010; (iii) the potential margin improvements resulting from our next-generation solder paste and automated optical inspection (AOI) systems; (iv) the timing of initial revenue and margin improvements from other new products that we have under development or expect to introduce in 2010; (v) our expectations regarding market acceptance of WaferSense™ and our other semiconductor products; (vi) our beliefs regarding trends in the general economy and its impact on markets for our equipment; and (vii) the impact of currency fluctuations on our operations.  Although we have made these statements based on our experience and best estimate of future events, there may be events or factors that we have not anticipated, and the accuracy of our statements and estimates are subject to a number of risks, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

•

A new mid-range SE350 solder paste inspection system based on the 3D inspection technology used in the SE500.  The SE350 is a lower cost system for customers that do not require the full inspection functionality of the SE500.

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

The global electronics market is starting to strengthen.  We are seeing significant demand from manufacturers of SMT assembly equipment who purchase our alignment sensor products, and for our stand alone solder paste inspection and AOI systems, particularly from large original design manufacturers in Asia.  We believe that these improving market conditions, the efficiencies in operations we have implemented, and the new products we have introduced and anticipate introducing in 2010, will lead to improved operating results and a return to profitability for the coming year.  For the quarter ending June 30, 2010, we generated a profit of $0.14 per share on revenue of $16.5 million, a significant improvement when compared to the quarter ending June 30, 2009.  In addition, we are forecasting a profit of $0.14 to $0.19 per share in the third quarter of 2010 on revenue of $15.0-$16.0 million.

Segment Results

Operating results for our electronic assembly and semiconductor segments for the three and six month periods ended June 30, 2010 and 2009 are as follows:

	Three months ended June 30, 2010			Three months ended June 30, 2009
(In thousands)	Electronic Assembly	Semi- Conductor	Total	Electronic Assembly	Semi- Conductor	Total

Revenues	$15,201	$1,298	$16,499	$4,524	$655	$5,179
Cost of revenues	9,455	388	9,843	3,304	277	3,581
Gross margin	5,746	910	6,656	1,220	378	1,598

Research and development expenses	1,460	247	1,707	1,484	246	1,730
Selling, general and administrative expenses	3,371	343	3,714	3,396	306	3,702
Severance	—	—	—	65	25	90
Amortization of intangibles	28	18	46	28	18	46

Income (loss) from operations	$887	$302	$1,189	$(3,753)	$(217)	$(3,970)

	Six months ended June 30, 2010			Six months ended June 30, 2009
(In thousands)	Electronic Assembly	Semi- Conductor	Total	Electronic Assembly	Semi- Conductor	Total

Revenue	$26,365	$2,475	$28,840	$8,209	$1,332	$9,541
Cost of revenue	16,197	731	16,928	5,980	585	6,565
Gross margin	10,168	1,744	11,912	2,229	747	2,976

Research and development expenses	2,965	519	3,484	3,270	537	3,807
Selling, general and administrative expenses	6,196	695	6,891	6,000	634	6,634
Severance	—	—	—	281	114	395
Amortization of intangibles	55	36	91	55	36	91

Income (loss) from operations	$952	$494	$1,446	$(7,377)	$(574)	$(7,951)

Revenues

Our revenues increased by 219% to $16.5 million in the three months ended June 30, 2010 from $5.2 million in the three months ended June 30, 2009, and increased by 202% to $28.8 million in the six months ended June 30, 2010 from $9.5 million in the six months ended June 30, 2009. The following table sets forth revenues by product line for the three and six month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009

Electronic Assembly
OEM Alignment Sensors	$6,485	$1,204	$11,604	$2,644
SMT Inspection Systems	8,716	3,320	14,761	5,565
Total Electronic Assembly	15,201	4,524	26,365	8,209
Semiconductor	1,298	655	2,475	1,332
Total	$16,499	$5,179	$28,840	$9,541

Electronic Assembly

Revenue from sales of our OEM alignment sensors increased by $5.3 million or 439% in the three months ended June 30, 2010 to $6.5 million, up from $1.2 million in the three months ended June 30, 2009, and increased by 339% to $11.6 million in the six months ended June 30, 2010, up from $2.6 million in the six months ended June 30, 2009.  Revenue from sales of our stand alone SMT inspection systems products increased by $5.4 million or 163% to $8.7 million in the three months ended June 30, 2010, up from $3.3 million in the three months ended June 30, 2009 and increased by 165% to $14.8 million in the six months ended June 30, 2010, up from $5.6 million in the six months ended June 30, 2009.

The global recession caused severe weakness and disruption in our electronics markets starting late in 2008 and throughout all of 2009, resulting in very low levels of revenue in 2009 from both our OEM alignment sensors and stand-alone SMT inspection systems products.  The global electronics market is now starting to strengthen.  We are seeing significant demand from manufacturers of SMT assembly equipment who purchase our alignment sensor products, and for our stand alone solder paste inspection and AOI systems, particularly from large original design manufacturers in Asia.  We believe that these improving market conditions, combined with favorable market acceptance of the new products we have recently introduced, resulted in the higher revenue levels in the three and six months ended June 30, 2010 compared to the same periods of 2009.

We believe that increased use of outsourcing for circuit board assembly, production difficulties associated with smaller component sizes, increased production speeds and increased cost pressure on companies manufacturing circuit boards caused increased demand for our inspection equipment prior to the recent global economic recession and will increase demand in the future as the recession eases and our markets strengthen.  However, our electronic assembly revenue has been, and will continue to be impacted by increasing competition and price pressure, particularly for stand-alone SMT inspection systems products sold in Asia.

Export revenue from OEM alignment sensors and SMT inspection systems totaled $13.8 million or 91% of electronic assembly revenue in the three months ended June 30, 2010, compared to $3.8 million or 85% of electronic assembly revenue in the three months ended June 30, 2009.  Export revenue from electronic assembly OEM alignment sensors and SMT inspection systems totaled $23.6 million or 90% of electronic assembly revenue in the six months ended June 30, 2010, compared to $6.7 million or 82% of electronic assembly revenue in the six months ended June 30, 2009.  Sales to international customers continue to be significant, as manufacturing of electronic components has migrated offshore, particularly to China and other areas of Asia.

Semiconductor

Revenues from semiconductor products increased by 98% to $1.3 million in the three months ended June 30, 2010 from $655,000 in the three months ended June 30, 2009, and increased by 86% to $2.5 million in the six months ended June 30, 2010 from $1.3 million in the six months ended June 30, 2009.  The increase in revenue was due to improving conditions in the market for semiconductor fabrication equipment, coupled with favorable market acceptance of our new WaferSense™ products.

Our wafer mapper and frame grabber products are relatively mature. We anticipate that future growth in our semiconductor revenues, exclusive of changes related to capital procurement cycles will come from our new WaferSense™ products, a family of wireless, wafer like precision measurement tools for in-situ setup, calibration and process optimization in semiconductor processing equipment. We have recently introduced, or will be introducing, several new additions to the WaferSense™ product line, including additional leveling sensors, along with new gapping, teaching, vibration and particle sensors.  WaferSense revenue increased to $693,000 in the three months ended June 30, 2010 from $305,000 in the three months ended June 30, 2009 and increased by 122% to $1.2 million in the six months ended June 30, 2010 from $535,000 in the six months ended June 30, 2009.

Export revenue from semiconductor products totaled $500,000 or 39% of revenue in the three months ended June 30, 2010, compared to $120,000 or 18% of revenue in the three months ended June 30, 2009.  Export revenue from semiconductor products totaled $865,000 or 35% of revenue in the six months ended June 30, 2010, compared to $328,000 or 25% of revenue in the six months ended June 30, 2009.  The increase in the percentage of sales coming from exports for our semiconductor products reflects proportionately higher WaferSense revenue, as these products tend to have a higher concentration of international sales.

Cost of Revenue and Gross Margin

Electronic Assembly

Cost of revenue for our electronic assembly segment increased by $6.2 million or 186% in the three months ended June 30, 2010 and increased by $10.2 million or 171% in the six months June 30, 2010 when compared to the same periods of 2009, due to the significantly higher sales in 2010.   Gross margin as a percentage of electronic assembly sales was 38% in the three months ended June 30, 2010, compared to 27% in the three months ended June 30, 2009, and was 39% in the six months ended June 30, 2010 compared to 27% in the six months ended June 30, 2009.  The improvement in gross margin percentage was due to significantly increased sales of higher margin OEM alignment sensors, better manufacturing leverage resulting from substantially higher production volumes over which to spread fixed manufacturing overhead costs, and the favorable impact of our new cost reduced SMT inspection system products. Our next generation SE500 and new mid-range SE350 solder paste inspection systems, and our new QX500 automated optical inspection (AOI) system are significantly cost reduced when compared to our earlier generation inspection system products.

We anticipate that gross margins as a percentage of electronic assembly sales in the third quarter of 2010 will be slightly above the level in the three months ended June 30, 2010, reflecting continued benefits from our new cost reduced system platforms, additional sales of our higher margin next generation QX500 automated optical inspection (AOI) system and proportionately higher sales of higher margin OEM alignment sensors.

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

Semiconductor

Cost of revenue for our semiconductor segment increased by $110,000 or 40% in the three months ended June 30, 2010 and increased by $146,000 or 25% in the six months ended June 30, 2010 when compared to the same periods of 2009, due to the significantly higher sales in 2010.  Gross margin as a percentage of semiconductor sales was 70% in both the three and six months ended June 30, 2010, compared to 58% in the three months ended June 30, 2009 and 56% in the six months ended June 30, 2009. Gross margin as a percentage of semiconductor sales improved due to the cost benefit from consolidation of manufacturing for our semiconductor products into our Minneapolis, Minnesota headquarters and from improved manufacturing leverage, resulting from higher production volumes over which to spread fixed manufacturing overhead costs.

Operating Expenses

We believe continued investment in research and development of new products, coupled with continued investment in and development of our sales channel is critical to future growth and profitability. We historically have maintained research and development and sales and marketing expenses at relatively high levels, even during periods of recession and downturn in our electronic assembly and semiconductor capital equipment markets, as we continue to fund development of important new products, and continue to invest in our sales channels and develop new sales territories.

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

In response to the significant weakness in our markets and the global economy we reduced our workforce by 50 employees (over 30 in manufacturing, including direct labor, and approximately 20 in development, selling, general and administrative) from the start of the fourth quarter of 2008 through the end of the second quarter of 2009.  Other cost saving measures implemented in 2009 include salary reductions and reduced spending for non-labor costs such as travel, supplies and the like.  These cost saving measures, combined with savings from our transition to Singapore, provided significant annual expense savings.  Implementation of the cost reduction actions discussed above had no impact on any of our strategic growth programs; work on our common hardware platforms for inspection, next generation inspection technologies, or pursuit of new OEM contracts.

Due to the improving economy, we elected to restore salary levels for our employees to pre-reduction levels in 2010.  We have also added some headcount, including temporary labor, since January 1, 2010 and anticipate that there will be other headcount additions, and costs will increase as business activity picks up and revenue returns to pre-recession levels.  However, many of the cost savings measures that were put in place during 2008 and 2009 will continue to provide meaningful savings for the foreseeable future.

Electronic Assembly

Research and development expenses for our electronic assembly segment were $1.5 million in both the three months ended June 30, 2010 and the three months ended June 30, 2009.  Research and development expenses for our electronic assembly segment were $3.0 million in the six months ended June 30, 2010, compared to $3.3 million in the six months ended June 30, 2009. The decrease in research and development expenses in the six months ended June 30, 2010 compared to the same period of 2009 resulted from completion of several R&D projects, including our next generation SE500 solder paste inspection system and improvements in focus and efficiency resulting from transition of systems related research and development to Singapore.  We anticipate that research and development expenses in the third quarter of 2010 will be at or slightly above the second quarter level as we expect to add additional engineering resources to invest in product development initiatives to meet the needs of our growing base of inspection customers.

Selling, general and administrative expenses for our electronic assembly segment were $3.4 million in both the three months ended June 30, 2010 and the three months ended June 30, 2009.  Selling, general and administrative expenses for our electronic assembly segment were $6.2 million in the six months ended June 30, 2010, compared to $6.0 million in the six months ended June 30, 2009.  Higher sales and marketing costs in the three and six months ended June 30, 2010, including commissions for third party sales representatives resulting from higher levels of SMT inspection system sales, were mostly offset by lower expense for doubtful accounts.  Selling, general and administrative expenses for the three and six months ended June 30, 2009 includes an $800,000 provision for doubtful accounts related to a key distributor of our SMT system products.  The distributor remains in business, and is committed to paying us the amount owed.   We presently anticipate that selling, general and administrative expenses in the third quarter of 2010 will be at or slightly below the level recorded in the three months ended June 30, 2010, as the costs associated with the annual retainer we pay to our outside board members is included in second quarter selling, general and administrative expense.

Semiconductor

Research and development expenses for our semiconductor segment were $247,000 in the three months ended June 30, 2010 compared to $246,000 in the three months ended June 30, 2009.  Research and development expenses for our semiconductor segment were $519,000 in the six months ended June 30, 2010 compared to $537,000 in the six months ended June 30, 2009. Research and development expenses reflect ongoing investment in our WaferSense™ product line.

Selling, general and administrative expenses for our semiconductor segment were $343,000 in the three months ended June 30, 2010 compared to $306,000 in the three months ended June 30, 2009.  Selling, general and administrative expenses for our semiconductor segment were $695,000 in the six months ended June 30, 2010, compared to $634,000 in the six months ended June 30, 2009.   No significant changes are expected in the level of semiconductor operating expenses in the third quarter of 2010.

Severance Costs

We started to incur severance costs in February 2008 in connection with our decision to move a significant portion of development and manufacturing for our systems products to Singapore.  The transition of systems-related product development was substantially complete by the end of the fourth quarter of 2008, and the transition of systems-related manufacturing was substantially complete by the end of the first quarter of 2009.  Severance costs incurred in connection with the February 2008 decision to move our systems related product development and manufacturing to Singapore totaled $29,000 in the three months ended June 30, 2009 and $80,000 in the six months ended June 30, 2009.

In February 2009, we further reduced our workforce by 24 positions in response to the weakening global economy, our transition to Singapore and our decision to consolidate manufacturing for our semiconductor products in our Minneapolis facility.  Severance costs incurred in connection with the February 2009 workforce reduction totaled $61,000 in the three months ended June 30, 2009 and $315,000 in the six months ended June 30, 2009.

All of the aforementioned severance costs incurred in 2009 were paid prior to December 31, 2009.  No severance costs were incurred in the six months ended June 30, 2010.  All of the severance costs related to the February 2008 transition to Singapore, and the February 2009 workforce reduction have been classified as severance in our statement of operations.

Interest and Other

Interest income and other includes interest earned on investments and gains and losses associated with foreign currency transactions and foreign currency swap agreements.  Interest income and other decreased in the three and six months ended June 30, 2010 compared to the same periods of 2009 due to lower rates of interest earned on invested funds and lower invested balances of cash equivalents and marketable securities.

Provision for Income Taxes and Effective Income Tax Rate

We recorded a provision for income tax expense in the six months ended June 30, 2010 at an effective tax rate of 20.8%, compared to an income tax benefit in the six months ended June 30, 2009 at an effective tax rate of 42.6%.  Our recorded income tax benefit for the three and six months ended June 30, 2009 includes a $537,000 discrete benefit from reversal of a portion of our reserve for income taxes resulting from settlement of Internal Revenue Service audits of our 2006 and 2007 federal income tax returns. Discrete items impacting the effective tax rate in the six months ended June 30, 2010 were inconsequential. Other items impacting the effective tax rate for 2010, compared to 2009, include the anticipated benefit from  the domestic manufacturer’s production incentive and additional tax expense in foreign tax jurisdictions with lower tax rates than the U.S federal statutory rate.  The effective tax rate for the six months ended June 30, 2010 was also favorably impacted by recognition of the benefit from the Minnesota state R&D tax credit.  No benefit from this credit was recognized in the first quarter of 2010 because the credit had not yet been signed into law.

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

In analyzing the need for valuation allowances, we first considered our history of cumulative losses for U.S. income tax purposes over the past three years and also gave significant consideration to our results for U.S. income tax purposes over the past five years, as the economic cycles in our industry have tended to average five years in length (from peak to trough).  We also considered our forecasts of future profitability, the duration of statutory carry forward periods and tax planning alternatives.  Finally, we considered the length and severity of the recent global economic crisis, the impact that it had on our operating results and our expectation for rebound given recent signs of recovery in the global economy and more specifically in our markets.  After considering all of these factors, and after considering other significant positive evidence, we concluded that a valuation allowance with respect to substantially all of our U.S. based deferred tax assets was not required at June 30, 2010.

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

Deferred tax assets at June 30, 2010, include net operating loss carry forwards incurred in the UK by CyberOptics Ltd., which was acquired in 1999. The utilization of these net operating loss carry forwards is dependent on CyberOptics Ltd.’s ability to generate sufficient UK taxable income during the carry forward period.

Order Rate and Backlog

Our orders totaled $17.7 million in the three months ended June 30, 2010, compared to $17.0 million in the three months ended March 31, 2010 and $7.9 million in the three months ended June 30, 2009.  Backlog totaled $12.9 million at June 30, 2010, $11.7 million at March 31, 2010 and $6.4 million at June 30, 2009. The scheduled shipment (or estimated timing of revenue for systems recognized upon acceptance) for backlog at June 30, 2010 is as follows:

(In thousands)	Backlog

3rd Quarter 2010	$11,916
4th Quarter 2010 and after	1,033
Total backlog	$12,949

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased by $2.0 million in the six months ended June 30, 2010 resulting from $5.2 million of proceeds from maturities and sales of marketable securities, net of purchases, offset in part by $2.5 million of cash used by operating activities and purchases of capital assets totaling $779,000.  Our cash and cash equivalents fluctuate in part because of maturities of marketable securities, and investment of cash balances in marketable securities, or from other sources of cash, in addition to marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Combined balances of cash and marketable securities decreased by $3.4 million to $18.5 million as of June 30, 2010 from $21.9 million as of December 31, 2009.

Operating activities used $2.5 million of cash in the six months ended June 30, 2010.  Cash provided by operations included net income of $1.2 million, which included non-cash expenses totaling $1.4 million for depreciation and amortization, deferred taxes, non-cash gains and losses from foreign currency transactions and stock compensation expenses.

Changes in operating assets and liabilities using cash included increases in accounts receivable of $6.4 million, inventories of $4.9 million and other assets of $469,000. Changes in operating assets and liabilities providing cash included increases in accounts payable of $5.6 million and increases in accrued expenses and other liabilities of $1.1 million.  The increase in accounts receivable was due to higher sales levels in the second quarter of 2010, compared to the fourth quarter of 2009. Inventories were higher due to increased material purchases to support the higher level of sales expected in the second half of 2010. The increase in accounts payable resulted from increased material purchases and a conscious effort on our part to extend the timing of vendor payments.  Accrued expenses and other liabilities increased due to higher warranty, commission and incentive compensation accruals, resulting from higher sales levels and improved operating results.

Operations used $5.7 million of cash in the six months ended June 30, 2009. Cash used by operations included a net loss of $4.4 million which included $707,000 of net non-cash expenses for depreciation and amortization, provision for doubtful accounts, deferred taxes, foreign currency transactions, stock compensation costs and realized gains on available for sale securities.  Changes in operating assets and liabilities using cash included increases in inventories of $678,000 and refundable income taxes of $1.4 million and decreases in accounts payable of $427,000 and accrued expenses of $1.1 million. Changes in operating assets and liabilities providing cash included decreases in accounts receivable of $1.4 million and advance customer payments of $82,000.  The increase in inventory was due to lower sales resulting from the sluggish global economy and additional inventory purchases to manufacture the SE500 solder paste inspection system that was introduced in 2009.   Refundable income taxes were higher due to anticipated income tax refunds resulting from our losses in the first six months of 2009. Accounts payable were lower due to the timing of inventory purchases and vendor payments, reflecting our expectation for lower sales levels in 2009.  The decrease in accrued expenses resulted from lower warranty accruals resulting from the lower level of sales and reductions in compensation related accruals due to our 2009 workforce reduction. The decrease in accounts receivable was due to the lower level of sales in the second quarter of 2009 compared to the fourth quarter of 2008 and an $800,000 increase in the provision for doubtful accounts.

Investing activities provided $4.5 million of cash in the six months ended June 30, 2010 compared to providing $2.9 million of cash in the same period last year.  Changes in the level of investment in marketable securities, resulting from the purchases, sales and maturities of those securities generated $5.2 million of cash in the six months ended June 30, 2010, compared to generating $3.3 million of cash in the same period last year.  We used $779,000 of cash in the six months ended June 30, 2010 and $480,000 of cash in the six months ended June 30, 2009 for the purchase of fixed asset and capitalized patent costs.

Financing activities provided $25,000 of cash in the six months ended June 30, 2010 from the exercise of employee stock options.  There were no financing activities in the six months ended June 30, 2009.

At June 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes.

A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  There were no significant changes to our contractual obligations in the six months ended June 30, 2010, other than an $8.4 million increase in our commitment for future inventory purchases, to support our significant increase in recent sales activity.  At the present time, we have no material commitments for capital expenditures.  Purchase commitments for inventory will vary based on the volume of revenue and resulting inventory requirements.

Our cash, cash equivalents and marketable securities totaled $18.5 million at June 30, 2010.  We believe that our available balances of cash, cash equivalents and marketable securities will be adequate to fund our cash flow needs for the foreseeable future.

Fair Value Measurement

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value: The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1).  The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2).   The lowest priority is given to unobservable inputs (Level 3).

The following provides information regarding fair value measurements for our cash equivalents and marketable securities as of June 30, 2010 and December 31, 2009 according to the three-level fair value hierarchy:

		Fair Value Measurements at June 30, 2010 Using
(In thousands)	Balance June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$3,809	$—	$3,809	$—
U.S. government and agency obligations	9,882	—	9,882	—
Corporate debt securities	2,133	—	2,133	—
Asset backed securities	208	—	208	—
Equity securities	58	58	—	—
Total	$16,090	$58	$16,032	$—

		Fair Value Measurements at December 31, 2009 Using
(In thousands)	Balance December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$2,320	$—	$2,320	$—
U.S. government and agency obligations	14,161	—	14,161	—
Corporate debt securities	3,301	—	3,301	—
Asset backed securities	210	—	210	—
Equity securities	30	30	—	—
Total	$20,022	$30	$19,992	$—

During the six months ended June 30, 2010 there were no significant transfers to or from the three level hierarchy.  The  carrying amounts of financial instruments such as cash equivalents, accounts receivable, income tax refunds receivable, other assets, accounts payable, accrued expenses and other current liabilities approximate the related fair values due to the short term maturities of these instruments.  Our foreign currency swap agreements are structured to mature on the last day of each quarter.  The fair value associated with these agreements is inconsequential and represents a Level 2 measurement.

Inflation and Foreign Currency Transactions

Changes in our revenues have resulted primarily because of changes in the level of unit shipments and the relative strength of the worldwide electronics and semiconductor fabrication capital equipment markets. We believe that inflation has not had a significant effect on our operations.

Virtually all of our international export sales are negotiated, invoiced and paid in U.S. dollars. We manufacture our SMT systems products in Singapore and a portion of our raw material purchases are denominated in Singapore dollars.   We also have R&D and sales personnel located in Singapore and sales offices located in other parts of the world.  Although currency fluctuations do not significantly affect our revenue, they can impact our costs and influence the price competitiveness of our products and the willingness of existing and potential customers to purchase units.

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiaries in the United Kingdom and Singapore. These currency swap agreements are structured to mature near the last day of each quarter, and are designated as cash flow hedges. At June 30, 2010, we had two open swap agreements that were purchased on that day.  As a result, any unrealized gains or losses as of June 30, 2010 were inconsequential.

In the three months ended June 30, 2010, we recognized net gains (losses) from settlement of foreign currency swap agreements of $(3,500) in addition to foreign currency transaction gains (losses) on the underlying inter-company balances of $(7,000).  In the six months ended June 30, 2010, we recognized net gains (losses) from settlement of foreign currency swap agreements of $30,500 that offset foreign currency transactions gains (losses) on the underlying inter-company balances of $(55,000).

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

Under the amended guidance, consideration is allocated to the deliverables at inception of an arrangement using the relative selling price method. Selling price is determined based on a selling price hierarchy, consisting of VSOE, third party evidence or estimated selling price.  Under the amended guidance, we determined an estimated selling price for each of the elements in our multiple elements sales based on the selling price hierarchy and allocated consideration to the deliverables using the relative selling price method.  We have adopted the amended guidance effective January 1, 2010.  The impact of adopting the amended guidance had the effect of increasing our revenue by less than $30,000 in the three months ended June 30, 2010 and by less than $51,000 in the six months ended June 30, 2010. The impact of adopting the amended guidance on our results for 2009 would have been insignificant.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). ASU No. 2010-06 requires new disclosures regarding significant transfers in and out of Levels 1 and 2, as well as information about activity in Level 3 fair value measurements, including presenting information about purchases, sales, issuances and settlements on a gross versus a net basis in the Level 3 activity roll forward. In addition, ASU No. 2010-06 clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures pertaining to purchases, sales, issuances and settlements in the roll forward of Level 3 activity; those disclosures are effective for interim and annual periods beginning after December 15, 2010. Our adoption of ASU No. 2010-06 effective January 1, 2010 had no current impact on our consolidated financial position, results of operations or cash flows.

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

b.   During the quarter ended June 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 9, 2010