Form 10-Q
period 2010-09-30
CYBEROPTICS CORP
filed 2010-11-08
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At October 31, 2010, there were 6,882,549 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION

(In thousands except share information)	(Unaudited) September 30, 2010	(Audited) December 31, 2009

ASSETS

Cash and cash equivalents	$7,070	$4,177
Marketable securities	7,281	14,557
Accounts receivable, less allowance for doubtful accounts of $1,055 at September 30,
2010 and $1,049 at December 31, 2009	12,993	8,389
Inventories	14,761	7,745
Income tax refunds receivable	—	2,499
Other current assets	1,602	1,130
Deferred tax assets	2,040	2,040
Total current assets	45,747	40,537

Marketable securities	5,398	3,145
Equipment and leasehold improvements, net	2,121	1,921
Intangible and other assets, net	469	642
Goodwill	569	569
Other assets	170	163
Deferred tax assets	4,112	4,160
Total assets	$58,586	$51,137

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$7,030	$3,652
Advance customer payments	850	657
Accrued expenses	2,928	1,880
Total current liabilities	10,808	6,189

Other liabilities	575	546
Total liabilities	11,383	6,735

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 6,882,549 shares issued and outstanding at September 30, 2010 and 6,828,616 at December 31, 2009	30,231	29,732
Accumulated other comprehensive loss	(630)	(768)
Retained earnings	17,602	15,438

Total stockholders’ equity	47,203	44,402

Total liabilities and stockholders’ equity	$58,586	$51,137

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2010	2009	2010	2009

Revenues	$14,145	$8,550	$42,985	$18,091
Cost of revenues	7,482	5,613	24,410	12,178

Gross margin	6,663	2,937	18,575	5,913

Research and development expenses	1,914	1,813	5,398	5,620
Selling, general and administrative expenses	3,530	2,835	10,421	9,469
Severance	—	(32)	—	363
Amortization of intangibles	45	45	136	136

Income (loss) from operations	1,174	(1,724)	2,620	(9,675)

Interest income and other	61	92	151	450

Income (loss) before income taxes	1,235	(1,632)	2,771	(9,225)

Income tax provision (benefit)	287	(791)	607	(4,028)

Net income (loss)	$948	$(841)	$2,164	$(5,197)

Net income (loss) per share – Basic	$0.14	($0.12)	$0.32	($0.77)
Net income (loss) per share – Diluted	$0.14	($0.12)	$0.31	($0.77)

Weighted average shares outstanding – Basic	6,871	6,801	6,853	6,785
Weighted average shares outstanding – Diluted	6,919	6,801	6,901	6,785

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,164	$(5,197)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	1,651	1,845
Provision for doubtful accounts	24	804
Deferred taxes	99	(1,807)
Foreign currency transaction (gains) losses	(35)	(116)
Stock compensation costs	288	359
Realized gains on available for sale marketable securities	—	(26)
Changes in operating assets and liabilities:
Accounts receivable	(4,628)	(992)
Inventories	(7,193)	658
Income tax refunds receivable	2,499	(435)
Other current assets	(282)	(278)
Accounts payable	3,248	696
Advance customer payments	193	(4)
Accrued expenses	1,058	(1,688)
Net cash used by operating activities	(914)	(6,181)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale marketable securities	12,989	10,391
Proceeds from sales of available for sale marketable securities	3,241	2,570
Purchases of available for sale marketable securities	(11,505)	(6,142)
Additions to equipment and leasehold improvements	(996)	(420)
Additions to patents	(134)	(210)
Net cash provided by investing activities	3,595	6,189

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	36	46
Proceeds from issuance of common stock under employee stock purchase plan	175	118
Net cash provided by financing activities	211	164

Effects of exchange rate changes on cash and cash equivalents	1	22

Net increase in cash and cash equivalents	2,893	194

Cash and cash equivalents – beginning of period	4,177	4,516

Cash and cash equivalents – end of period	$7,070	$4,710

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION

1. INTERIM REPORTING:

The interim condensed consolidated financial statements presented herein as of September 30, 2010, and for the three and nine month periods ended September 30, 2010 and 2009, are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and nine month periods ended September 30, 2010 do not necessarily indicate the results to be expected for the full year. The December 31, 2009 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

2. MARKETABLE SECURITIES:

Our investments in marketable securities are classified as available for sale and consist of the following:

	September 30, 2010
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Short Term
U.S. government and agency obligations	$4,680	30	—	$4,710
Corporate debt securities and certificates of deposit	2,570	1	—	2,571
Marketable securities – short term	$7,250	31	—	$7,281

Long Term
U.S. government and agency obligations	$3,374	21	—	$3,395
Corporate debt securities and certificates of deposit	1,738	7	—	1,745
Asset backed securities	200	6	—	206
Equity securities	84	—	(32)	52
Marketable securities – long term	$5,396	34	(32)	$5,398

	December 31, 2009
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Short Term
U.S. government and agency obligations	$11,199	158	—	$11,357
Corporate debt securities and certificates of deposit	3,180	20	—	3,200
Marketable securities – short term	$14,379	178	—	$14,557

Long Term
U.S. government and agency obligations	$2,757	47	—	$2,804
Corporate debt securities	101	—	—	101
Asset backed securities	200	10	—	210
Equity securities	84	—	(54)	30
Marketable securities – long term	$3,142	57	(54)	$3,145

Our investment in equity securities was in a $32,000 unrealized loss position at September 30, 2010 and a $54,000 unrealized loss position at December 31, 2009 due to weak economic and stock market conditions. We intend to hold this security indefinitely and expect its value to recover given improved economic and market conditions.

Our investments in marketable debt securities all have maturities of less than five years. At September 30, 2010, marketable debt securities valued at $12,075,000 were in an unrealized gain position totaling $65,000 and marketable debt securities valued at $552,000 were in an insignificant unrealized loss position totaling several hundred dollars. At December 31, 2009, marketable debt securities valued at $16,463,000 were in an unrealized gain position totaling $235,000 and marketable debt securities valued at $1,209,000 were in an insignificant unrealized loss position totaling several hundred dollars (all had been in an unrealized loss position for less than twelve months).

Net pre-tax unrealized gains for marketable securities of $33,000 at September 30, 2010 and $182,000 at December 31, 2009 were recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. In the three months ended September 30, 2010 we received proceeds of $597,000 from the sale of marketable securities. In the nine months ended September 30, 2010 we received proceeds of $3,241,000 from the sale of marketable securities. No gain or loss was recognized on any of the sales in 2010. In the three months ended September 30, 2009 we received proceeds of $92,000 from the sale of marketable securities and recognized a gain of $2,000 from the sales. In the nine months ended September 30, 2009, we received proceeds of $2,570,000 from the sale of marketable securities and recognized a gain of $26,000 from the sale.

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

The following provides information regarding fair value measurements for our cash equivalents and marketable securities as of September 30, 2010 and December 31, 2009 according to the three-level fair value hierarchy:

		Fair Value Measurements at September 30, 2010 Using
(In thousands)	Balance September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$2,613	$—	$2,613	$—
U.S. government and agency obligations	8,105	—	8,105	—
Corporate debt securities	4,316	—	4,316	—
Asset backed securities	206	—	206	—
Equity securities	52	52	—	—
Total	$15,292	$52	$15,240	$—

		Fair Value Measurements at December 31, 2009 Using
(In thousands)	Balance December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$2,320	$—	$2,320	$—
U.S. government and agency obligations	14,161	—	14,161	—
Corporate debt securities	3,301	—	3,301	—
Asset backed securities	210	—	210	—
Equity securities	30	30	—	—
Total	$20,022	$30	$19,992	$—

During the nine months ended September 30, 2010 there were no significant transfers to or from the three level hierarchy. The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other current liabilities approximate the related fair values due to the short term maturities of these instruments. Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets are subject to nonrecurring fair value measurements if they are deemed impaired. The impairment models used for these assets are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2009. Our foreign currency swap agreements are structured to mature on the last day of each quarter. The fair value associated with these agreements is inconsequential and represents a Level 2 measurement.

We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. At September 30, 2010, cash and cash equivalents consist of funds maintained in demand deposit accounts, money market accounts, corporate debt instruments and U.S. government backed obligations. Some cash and cash equivalent balances may exceed federally insured limits.

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

The fair value of the options granted to our employees was estimated on the date of grant using the Black-Scholes model. Stock options for 47,000 shares of stock and restricted stock units for 350 shares of stock were granted in the nine months ended September 30, 2010 to certain key employees. We issued 4,000 shares of common stock under our stock grant plan for non-employee directors upon their re-election to the board of directors in May 2010. These stock options, restricted stock units and share grants were valued at their fair market value on the date of grant, with recognition of compensation expense over the corresponding vesting period.

Equity based compensation expense in the three months ended September 30, 2010 totaled $93,000 and includes $50,000 for stock option awards, $24,000 for our employee stock purchase plan and $19,000 for unvested restricted stock units. Equity based compensation expense in the nine months ended September 30, 2010 totaled $288,000 and includes $133,000 for stock option awards, $60,000 for our employee stock purchase plan, $57,000 for unvested restricted stock units and $38,000 for shares issued to our non-employee directors upon their re-election to our board in May 2010.

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

At September 30, 2010, the total unrecognized compensation cost related to non-vested equity based compensation arrangements was $632,000 and the related weighted average period over which it is expected to be recognized is 1.96 years.

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

For stock options granted during the nine months ending September 30, 2010, we utilized the fair value of our common stock on the date of grant and employed the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

Black Scholes Assumptions:	Nine Months Ending September 30, 2010

Risk-free interest rates	2.47% - 2.75%
Expected life in years	4.75
Expected volatility	50% - 52%
Expected dividends	None
Weighted average fair value on grant date	$4.80

Stock Options

We have three stock incentive plans that are administered under the supervision of the Compensation Committee of the Board of Directors. There are 825,709 shares of common stock reserved in the aggregate for issuance of options and other stock based benefits under these plans, including restricted stock units and share grants to employees, officers, non-employee directors and others. Reserved shares underlying canceled options are available for future grant under our active plans. Options are granted at an option price per share equal to or greater than the market value on the date of grant. Generally, options granted to employees vest over a four-year period and expire five, seven, or ten years after the date of grant. Stock options for 47,000 shares of stock were granted during the nine months ended September 30, 2010. As of September 30, 2010, there were 337,445 shares of common stock available under these plans for future issuance to employees, officers and others. There are no options available under these plans for future issuance to non-employee directors. In addition, there are 50,000 shares reserved and included in the plan summaries below that are not part of the three stock incentive plans.

The following is a summary of stock option activity during the nine months ended September 30, 2010:

	Options Outstanding	Weighted – Average Exercise Price Per Share
Outstanding, December 31, 2009	549,095	$10.04
Granted	47,000	10.70
Exercised	(66,500)	5.97
Expired	(14,500)	23.77
Forfeited	—	—
Outstanding, September 30, 2010	515,095	$10.24
Exercisable, September 30, 2010	342,578	$11.68

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The weighted average remaining contractual term and aggregate intrinsic value for all options outstanding at September 30, 2010 was 3.83 years and $604,000. The weighted average remaining contractual term and aggregate intrinsic value of options that were exercisable at September 30, 2010 was 2.98 years and $160,000. The aggregate intrinsic value of stock options that were exercised in the nine months ended September 30, 2010 was $113,000. During the nine months ended September 30, 2010, we received total proceeds of $36,000 from the exercise of stock options. The excess tax benefit associated with the exercise of stock options in the three and nine months ended September 30, 2010 was inconsequential.

Restricted Stock Units

Our 1998 Stock Incentive Plan also permits our Compensation Committee to grant other stock-based benefits, including restricted stock units. Restricted stock units are valued at a price equal to the fair market value of our common stock on the date of grant, vest over a four year period and entitle the holders to one share of our common stock for each restricted stock unit. The aggregate fair value of outstanding restricted stock units as of September 30, 2010 was $211,000.

A summary of activity in non-vested restricted stock units for the nine months ended September 30, 2010 is as follows:

Non vested restricted stock units	Shares	Weighted – Average Grant Date Fair Value
Non vested at December 31, 2009	22,819	$6.79
Granted	350	7.71
Vested	—	—
Forfeited	—	—
Non vested at September 30, 2010	23,169	$6.80

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. There were 30,658 shares issued under this plan in the nine months ended September 30, 2010 and 20,810 shares issued in the nine months ended September 30, 2009. As of September 30, 2010, 61,344 shares remain available for future issuance under this plan.

Stock Grant Plan for Non-Employee Directors

Our stock grant plan for non-employee directors provides for automatic grants of 1,000 shares of our common stock to each of our non-employee directors upon their re-election to the board of directors. The plan provides for a total of 30,000 shares of our common stock for issuance to directors and will expire on May 19, 2018. We issued a total of 4,000 shares of common stock under this plan in connection with our annual meeting in May 2010, resulting in $38,000 of stock compensation expense in the nine months ended September 30, 2010. There are presently 20,000 shares of common stock reserved in the aggregate for future issuance under this plan.

5. INVENTORIES AND WARRANTIES:

Inventories consist of the following:

(In thousands)	September 30, 2010	December 31, 2009

Raw materials and purchased parts	$6,882	$3,312
Work in process	1,702	637
Finished goods	6,177	3,796

Total inventories	$14,761	$7,745

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009

Balance at beginning of period	$607	$509	$488	$823
Accrual for warranties	370	115	875	313
Settlements made during the period	(183)	(225)	(569)	(737)

Balance at end of period	$794	$399	$794	$399

Extended warranty:

Our extended warranty liability is included as a component of advance customer payments. A reconciliation of the changes in our extended warranty liability is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009

Balance at beginning of period	$875	$639	$636	$605
Revenue deferrals	80	163	546	369
Amortization of deferred revenue	(105)	(124)	(332)	(296)

Balance at end of period	$850	$678	$850	$678

6. INTANGIBLE ASSETS:

Intangible assets consist of the following:

	As of September 30, 2010			As of December 31, 2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Developed technology	$7,775	$(7,621)	$154	$7,775	$(7,485)	$290
Patents and trademarks	2,814	(2,499)	315	2,681	(2,329)	352
Total	$10,589	$(10,120)	$469	$10,456	$(9,814)	$642

Amortization expense for the three and nine month periods ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009

Developed technology	$45	$45	$136	$136
Patents and trademarks	56	192	170	348

Total	$101	$237	$306	$484

Intangible and other long lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when future undiscounted cash flows expected to result from use of the asset and eventual disposition are less than the carrying amount.

Amortization of patents and trademarks has been classified as research and development expense in the accompanying statement of operations. Estimated aggregate amortization expense based on current intangibles for the next four years is expected to be as follows: $101,000 for the remainder of 2010 and $293,000 in 2011, $57,000 in 2012, and $18,000 in 2013.

7. BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS:

Our electronic assembly segment is the design, manufacture and sale of optical process control sensors and inspection systems for the electronic assembly equipment market. The semiconductor segment is the design, manufacture and sale of optical and other process control sensors and related equipment for the semiconductor capital equipment market. Information regarding our segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009

Revenue:
Electronic Assembly
OEM Sensors	$6,896	$2,599	$18,500	$5,243
SMT Systems	5,461	5,167	20,222	10,732
Total Electronic Assembly	12,357	7,766	38,722	15,975

Semiconductor	1,788	784	4,263	2,116
Total	$14,145	$8,550	$42,985	$18,091

Income (loss) from operations:
Electronic Assembly	$562	$(1,599)	$1,514	$(8,976)
Semiconductor	612	(125)	1,106	(699)
Total income (loss) from operations	1,174	(1,724)	2,620	(9,675)
Interest income and other	61	92	151	450
Income (loss) before taxes	$1,235	$(1,632)	$2,771	$(9,225)

Depreciation and amortization:
Electronic Assembly	$559	$536	$1,479	$1,554
Semiconductor	56	148	172	291
Total	$615	$684	$1,651	$1,845

Export sales were 88% of revenue in the three months ended September 30, 2010 and 86% of revenue in the nine months ended September 30, 2010. Export sales were 84% of revenue in the three months ended September 30, 2009 and 79% of revenue in the nine months ended September 30, 2009. Virtually all of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009

Americas	$469	$89	$751	$639
Europe	4,401	2,564	11,071	6,131
Asia	7,312	4,220	24,763	6,066
Other	264	305	350	1,404

Total export sales	$12,446	$7,178	$36,935	$14,240

Historically, we have been dependent upon two electronic assembly customers, Assembleon and Juki, for a significant portion of our revenue. For the nine months ended September 30, 2010, sales to Juki accounted for 20% of our total revenue and sales to Assembleon accounted for 13% of our total revenue.

8. NET INCOME (LOSS) PER SHARE:

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income (loss) per diluted share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of common shares to be issued upon exercise of stock options, restricted stock units and from participation in our employee stock purchase plan, as calculated using the treasury stock method. All potentially dilutive common equivalent shares are excluded from the calculation of net loss per diluted share due to their anti-dilutive effect. As a result, no common equivalent shares were included in the calculations of net loss per diluted share for the three or nine months ended September 30, 2009. The components of net income (loss) per basic and diluted share are as follows:

(In thousands except per share amounts)	Net income (loss)	Weighted Average Shares Outstanding	Per Share Amount

Three Months Ended September 30, 2010:
Basic	$948	6,871	$0.14
Dilutive effect of common equivalent shares	—	48	—

Dilutive	$948	6,919	$0.14

(In thousands except per share amounts)	Net income (loss)	Weighted Average Shares Outstanding	Per Share Amount

Three Months Ended September 30, 2009:
Basic	$(841)	6,801	$(0.12)
Dilutive effect of common equivalent shares	—	—	—

Dilutive	$(841)	6,801	$(0.12)

(In thousands except per share amounts)	Net income (loss)	Weighted Average Shares Outstanding	Per Share Amount

Nine Months Ended September 30, 2010:
Basic	$2,164	6,853	$0.32
Dilutive effect of common equivalent shares	—	48	(0.01)

Dilutive	$2,164	6,901	$0.31

(In thousands except per share amounts)	Net income (loss)	Weighted Average Shares Outstanding	Per Share Amount

Nine Months Ended September 30, 2009:
Basic	$(5,197)	6,785	$(0.77)
Dilutive effect of common equivalent shares	—	—	—

Dilutive	$(5,197)	6,785	$(0.77)

The calculation of diluted net income (loss) per common share excludes 306,000 potentially dilutive shares for the three months ended September 30, 2010, 617,000 potentially dilutive shares for the three months ended September 30, 2009, 300,000 potentially dilutive shares for the nine months ended September 30, 2010 and 698,000 potentially dilutive shares for the nine months ended September 30, 2009, because their effect would be anti-dilutive.

9. COMPREHENSIVE INCOME (LOSS):

Components of comprehensive income (loss) include net income (loss), foreign-currency translation adjustments, unrealized gains and losses on available-for-sale securities and reclassification adjustments. Total comprehensive income (loss) amounted to $1,117,000 for the three months ended September 30, 2010 and $(779,000) for the three months ended September 30, 2009. Total comprehensive income (loss) amounted to $2,302,000 for the nine months ended September 30, 2010 and $(5,438,000) for the nine months ended September 30, 2009.

At December 31, 2009 and September 30, 2010 components of accumulated other comprehensive loss is as follows:

(In thousands)	Foreign Currency Translation	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Loss

Balance December 31, 2009	$(887)	$119	$(768)
Unrealized losses on securities, net of tax of $51	—	(98)	(98)
Translation adjustments	236	—	236

Balance September 30, 2010	$(651)	$21	$(630)

10. INCOME TAXES:

We recorded a provision for income tax expense in the nine months ended September 30, 2010 at an effective tax rate of 22.0%, compared to an income tax benefit in the nine months ended September 30, 2009 at an effective tax rate of 43.7%. Our recorded income tax benefit for the three and nine months ended September 30, 2009 includes a $223,000 discrete benefit from reversal of a portion of our reserve for income taxes resulting from the closing of a domestic statute of limitations. Our recorded income tax benefit for the nine months ended September 30, 2009 also includes a $547,000 discrete benefit from reversal of a portion of our reserve for income taxes resulting from settlement of Internal Revenue Service audits of our 2006 and 2007 federal income tax returns. These discrete benefits resulted in a higher effective tax rate due to our pre-tax loss in 2009. Discrete items impacting the effective tax rate in the nine months ended September 30, 2010 were inconsequential. Other items impacting the effective tax rate for 2010, compared to 2009, include the anticipated benefit from the domestic manufacturer’s production incentive, additional tax expense in foreign tax jurisdictions with lower tax rates than the U.S federal statutory rate and recognition of the benefit from the revised Minnesota state R&D tax credit that was signed into law during the second quarter of 2010.

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

In analyzing the need for valuation allowances, we first considered our history of cumulative losses for U.S. income tax purposes over the past three years and also gave significant consideration to our results for U.S. income tax purposes over the past five years, as the economic cycles in our industry have tended to average five years in length (from peak to trough). We also considered our forecasts of future profitability, the duration of statutory carry forward periods and tax planning alternatives. Finally, we considered the length and severity of the recent global economic crisis, the impact that it had on our operating results and our expectation for rebound given recent signs of recovery in the global economy and more specifically in our markets. After considering all of these factors, and after considering other significant positive evidence, we concluded that a valuation allowance with respect to substantially all of our U.S. based deferred tax assets was not required at September 30, 2010.

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

Deferred tax assets at September 30, 2010, include net operating loss carry forwards incurred in the UK by CyberOptics Ltd., which was acquired in 1999. The utilization of these net operating loss carry forwards is dependent on CyberOptics Ltd.’s ability to generate sufficient UK taxable income during the carry forward period.

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiaries in the United Kingdom and Singapore. These currency swap agreements are structured to mature near the last day of each quarter, and are designated as cash flow hedges. At September 30, 2010, we had two open swap agreements for £200,000 British Pounds Sterling and $1,000,000 Singapore dollars that were purchased on September 30, 2010, the fair value of which was inconsequential. Gains and losses from foreign currency transactions and foreign currency swap agreements are recognized in interest income and other in our statement of operations.

In the three months ended September 30, 2010, we recognized net gains (losses) from settlement of foreign currency swap agreements of $(63,000) in addition to foreign currency transaction gains (losses) on the underlying inter-company balances of $90,000. In the nine months ended September 30, 2010, we recognized net gains (losses) from settlement of foreign currency swap agreements of $(32,500) that offset foreign currency transactions gains (losses) on the underlying inter-company balances of $35,000.

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

13. SEVERANCE COSTS:

We started to incur severance costs in February 2008 in connection with our decision to move a significant portion of development and manufacturing for our systems products to Singapore. The transition of systems-related product development was substantially complete by the end of the fourth quarter of 2008, and the transition of systems-related manufacturing was substantially complete by the end of the first quarter of 2009. Severance costs incurred in connection with the February 2008 decision to move our systems related product development and manufacturing to Singapore totaled $48,000 in the nine months ended September 30, 2009. Our results for the three months ended September 30, 2009 include a $32,000 benefit from the reversal of a portion of a prior severance accrual.

In February 2009, we further reduced our workforce by 24 positions in response to the weakening global economy, our transition to Singapore and our decision to consolidate manufacturing for our semiconductor products in our Minneapolis facility. Severance costs incurred in connection with the February 2009 workforce reduction totaled $315,000 in the nine months ended September 30, 2009. No severance costs were incurred in the three months ended September 30, 2009.

All of the aforementioned severance costs incurred in 2009 were paid prior to December 31, 2009. No severance costs were incurred in the three or nine months ended September 30, 2010. All of the severance costs related to the February 2008 transition to Singapore, and the February 2009 workforce reduction have been classified as severance in our statement of operations.

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

Under the amended guidance, consideration is allocated to the deliverables at inception of an arrangement using the relative selling price method. Selling price is determined based on a selling price hierarchy, consisting of VSOE, third party evidence or estimated selling price. Under the amended guidance, we determined an estimated selling price for each of the elements in our multiple elements sales based on the selling price hierarchy and allocated consideration to the deliverables using the relative selling price method. We have adopted the amended guidance effective January 1, 2010. The impact of adopting the amended guidance was not material to our recognition of revenue in 2010 and would have been insignificant in 2009.

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

FORWARD LOOKING STATEMENTS:

The following management’s discussion and analysis contains a number of estimates and predictions that are forward looking rather than based on historical fact. Among other matters, we discuss (i) our level of anticipated revenues and net income for the fourth quarter of 2010; (ii) the potential margin improvements resulting from our next-generation solder paste and automated optical inspection (AOI) systems; (iii) the timing of initial revenue and margin improvements from other new products that we have under development, that have been recently introduced or we anticipate introducing in the future; (iv) our expectations regarding market acceptance of WaferSenseTM and our other semiconductor products; (v) our beliefs regarding trends in the general economy and its impact on markets for our equipment; and (vi) the impact of currency fluctuations on our operations. Although we have made these statements based on our experience and best estimate of future events, there may be events or factors that we have not anticipated, and the accuracy of our statements and estimates are subject to a number of risks, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

•	Continued investment in our highly profitable WaferSense™ line of products.

The global electronics market strengthened significantly in 2010. We experienced particularly strong demand in the second quarter of 2010, as pent-up demand and an improving economy led to significantly increased sales of alignment sensors and our stand alone solder paste inspection and AOI systems. Sales of sensors continued at these strong levels into the third quarter, while systems sales moderated to more normal levels, in part because of the delay in acceptance of a large order. We nevertheless believe that improving market conditions, the efficiencies in operations we have implemented, and the new products we have introduced and anticipate introducing in the next year, will lead to improved operating results in future periods. For the quarter ending September 30, 2010, we generated a profit of $0.14 per share on revenue of $14.1 million, a significant improvement when compared to the quarter ending September 30, 2009. In addition, we are forecasting a profit of $0.07 to $0.11 per share in the fourth quarter of 2010 on revenue of $13.0-$14.0 million, compared to the fourth quarter of 2009 when we incurred a loss of $0.24 per share on revenue of $9.0 million.

Segment Results

Operating results for our electronic assembly and semiconductor segments for the three and nine month periods ended September 30, 2010 and 2009 are as follows:

	Three months ended September 30, 2010			Three months ended September 30, 2009
(In thousands)	Electronic Assembly	Semi- Conductor	Total	Electronic Assembly	Semi- Conductor	Total

Revenues	$12,357	$1,788	$14,145	$7,766	$784	$8,550
Cost of revenues	6,990	492	7,482	5,369	244	5,613
Gross margin	5,367	1,296	6,663	2,397	540	2,937

Research and development expenses	1,661	253	1,914	1,478	335	1,813
Selling, general and administrative expenses	3,117	413	3,530	2,523	312	2,835
Severance	—	—	—	(32)	—	(32)
Amortization of intangibles	27	18	45	27	18	45

Income (loss) from operations	$562	$612	$1,174	$(1,599)	$(125)	$(1,724)

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
(In thousands)	Electronic Assembly	Semi-Conductor	Total	Electronic Assembly	Semi- Conductor	Total

Revenue	$38,722	$4,263	$42,985	$15,975	$2,116	$18,091
Cost of revenue	23,187	1,223	24,410	11,349	829	12,178
Gross margin	15,535	3,040	18,575	4,626	1,287	5,913

Research and development expenses	4,626	772	5,398	4,748	872	5,620
Selling, general and administrative expenses	9,313	1,108	10,421	8,523	946	9,469
Severance	—	—	—	249	114	363
Amortization of intangibles	82	54	136	82	54	136

Income (loss) from operations	$1,514	$1,106	$2,620	$(8,976)	$(699)	$(9,675)

Revenues

Our revenues increased by 65% to $14.1 million in the three months ended September 30, 2010 from $8.6 million in the three months ended September 30, 2009, and increased by 138% to $43.0 million in the nine months ended September 30, 2010 from $18.0 million in the nine months ended September 30, 2009. The following table sets forth revenues by product line for the three and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009

Electronic Assembly
OEM Alignment Sensors	$6,896	$2,599	$18,500	$5,243
SMT Inspection Systems	5,461	5,167	20,222	10,732
Total Electronic Assembly	12,357	7,766	38,722	15,975
Semiconductor	1,788	784	4,263	2,116
Total	$14,145	$8,550	$42,985	$18,091

          Electronic Assembly

Revenue from sales of our OEM alignment sensors increased by $4.3 million or 165% in the three months ended September 30, 2010 to $6.9 million, up from $2.6 million in the three months ended September 30, 2009, and increased by 253% to $18.5 million in the nine months ended September 30, 2010, up from $5.2 million in the nine months ended September 30, 2009. Revenue from sales of our stand alone SMT inspection systems products increased by $294,000 or 6% to $5.5 million in the three months ended September 30, 2010, up from $5.2 million in the three months ended September 30, 2009 and increased by 88% to $20.2 million in the nine months ended September 30, 2010, up from $10.7 million in the nine months ended September 30, 2009.

The global recession caused severe weakness and disruption in our electronics markets starting late in 2008 and throughout all of 2009, resulting in very low levels of revenue in 2009 from both our OEM alignment sensors and stand alone SMT inspection systems products. The global electronics market strengthened in 2010.

Sales of alignment sensors during the quarter ended September 30, 2010 increased 6% from the strong level posted in the quarter ended June 30, 2010. Sales of inspection systems during the quarter ended September 30, 2010 decreased 37% from the quarter ended June 30, 2010, primarily because of delayed acceptance of a significant order for our QX500 automated optical inspection (AOI) system by an original design manufacturer (ODM), as well as more normalized levels of customer demand. Although sales moderated overall in the third quarter of 2010 from the second quarter to more normal levels, we believe that this represents some pent-up demand filled in the second quarter, the timing of acceptance and other quarter to quarter variation.

In addition to continued sales of our SE500 solder paste inspection (SPI) system, we recorded solid sales of the SE350 SPI system that was introduced in this year’s first quarter. Our third quarter revenue also benefited from continued shipments of solar wafer alignment cameras to an equipment manufacturer for the photovoltaic cell market, and we expect continued sales of this product in the fourth quarter and into next year. We believe that improved market conditions, combined with favorable market acceptance of the new products we have recently introduced, resulted in the higher revenue levels in the three and nine months ended September 30, 2010 compared to the same periods of 2009. We believe that these new products, and that technology trends toward smaller components and increased product speeds, will contribute to increased demand in 2011.

Export revenue from OEM alignment sensors and SMT inspection systems totaled $11.8 million or 95% of electronic assembly revenue in the three months ended September 30, 2010, compared to $6.9 million or 88% of electronic assembly revenue in the three months ended September 30, 2009. Export revenue from electronic assembly OEM alignment sensors and SMT inspection systems totaled $35.4 million or 91% of electronic assembly revenue in the nine months ended September 30, 2010, compared to $13.6 million or 85% of electronic assembly revenue in the nine months ended September 30, 2009. Sales to international customers continue to be significant, as manufacturing of electronic components has migrated offshore, particularly to China and other areas of Asia.

          Semiconductor

Revenues from semiconductor products increased by 128% to $1.8 million in the three months ended September 30, 2010 from $784,000 in the three months ended September 30, 2009, and increased by 101% to $4.3 million in the nine months ended September 30, 2010 from $2.1 million in the nine months ended September 30, 2009. Revenues from semiconductor products in the three months ended September 30, 2010 also represented a sequential 38% increase from $1.3 million in the three months ended June 30, 2010. The increase in revenue was due to improving conditions in the market for semiconductor fabrication equipment, coupled with favorable market acceptance of our new WaferSense™ products.

We anticipate that future growth in our semiconductor revenues, exclusive of changes related to capital procurement cycles will come from our new WaferSense™ products, a family of wireless, wafer like precision measurement tools for in-situ setup, calibration and process optimization in semiconductor processing equipment. We have introduced a number of new WaferSense™ products in recent years, including various leveling, gapping, teaching and vibration sensors. We anticipate formal introduction of our new particle sensor in the next quarter. WaferSense revenue increased to $1,186,000 in the three months ended September 30, 2010 from $335,000 in the three months ended September 30, 2009 and increased by 173% to $2.4 million in the nine months ended September 30, 2010 from $870,000 in the nine months ended September 30, 2009.

Export revenue from semiconductor products totaled $679,000 or 38% of revenue in the three months ended September 30, 2010, compared to $308,000 or 39% of revenue in the three months ended September 30, 2009. Export revenue from semiconductor products totaled $1,545,000 or 36% of revenue in the nine months ended September 30, 2010, compared to $636,000 or 30% of revenue in the nine months ended September 30, 2009. The increase in the percentage of sales coming from exports for our semiconductor products reflects proportionately higher WaferSense revenue, as these products tend to have a higher concentration of international sales.

Cost of Revenue and Gross Margin

          Electronic Assembly

Cost of revenue for our electronic assembly segment increased by $1.6 million or 30% in the three months ended September 30, 2010 and increased by $11.8 million or 104% in the nine months September 30, 2010 when compared to the same periods of 2009, due to the significantly higher sales in 2010. Gross margin as a percentage of electronic assembly sales was 43% in the three months ended September 30, 2010, compared to 31% in the three months ended September 30, 2009 and 38% in the three months ended June 30, 2010. Gross margin as a percentage of electronic assembly sales was 40% in the nine months ended September 30, 2010 compared to 29% in the nine months ended September 30, 2009. The improvement in gross margin percentage was due to significantly increased sales of higher margin OEM alignment sensors, better manufacturing leverage resulting from substantially higher production volumes over which to spread fixed manufacturing overhead costs, the favorable impact of cost reduction programs and our new cost reduced SMT inspection system products. Our next generation SE500 and new mid-range SE350 solder paste inspection systems, and our new QX500 automated optical inspection (AOI) system are significantly cost reduced when compared to our earlier generation inspection system products.

We anticipate that gross margins as a percentage of electronic assembly sales in the fourth quarter of 2010 will be at or slightly below the level in the three months ended September 30, 2010, reflecting the negative impact of a slight change in product mix and the strengthening Singapore currency on our costs, offset in part by continued benefits from our cost reduction programs and new cost reduced system platforms.

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

          Semiconductor

Cost of revenue for our semiconductor segment increased by $248,000 or 102% in the three months ended September 30, 2010 and increased by $394,000 or 48% in the nine months ended September 30, 2010 when compared to the same periods of 2009, due to the significantly higher sales in 2010. Gross margin as a percentage of semiconductor sales was 72% in the three months ended September 30, 2010 and 71% in the nine months ended September 30, 2010, compared to 69% in the three months ended September 30, 2009 and 61% in the nine months ended September 30, 2009. Gross margin as a percentage of semiconductor sales improved due to the cost benefit from consolidation of manufacturing for our semiconductor products into our Minneapolis, Minnesota headquarters, increased sales of higher margin WaferSense™ products and from improved manufacturing leverage, resulting from higher production volumes over which to spread fixed manufacturing overhead costs.

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

Due to the improving economy, we elected to restore salary levels for our employees to pre-reduction levels in 2010. We have also added headcount, including temporary labor, since January 1, 2010 and anticipate that there will be other headcount additions, and costs will increase as business activity picks up and revenue returns to pre-recession levels. However, many of the cost savings measures that were put in place during 2008 and 2009 will continue to provide meaningful savings for the foreseeable future.

          Electronic Assembly

Research and development expenses for our electronic assembly segment were $1.7 million in the three months ended September 30, 2010, compared to $1.5 million in the three months ended September 30, 2009. Research and development expenses for our electronic assembly segment were $4.6 million in the nine months ended September 30, 2010, compared to $4.7 million in the nine months ended September 30, 2009. The decrease in research and development expenses in the nine months ended September 30, 2010, compared to the same period of 2009, resulted from completion of several R&D projects, including our next generation SE500 solder paste inspection system and improvements in focus and efficiency resulting from transition of systems related research and development to Singapore. The increase in research and development expenses for our electronic assembly segment in the three months ended September 30, 2010, compared to the same period of 2009, was due to additional proto-type expenditures for next generation inspection technology and system platforms.

We anticipate that research and development expenses in the fourth quarter of 2010 will be at or slightly above the third quarter level.

Selling, general and administrative expenses for our electronic assembly segment were $3.1 million in the three months ended September 30, 2010, compared to $2.5 million in the three months ended September 30, 2009. Selling, general and administrative expenses for our electronic assembly segment were $9.3 million in the nine months ended September 30, 2010, compared to $8.5 million in the nine months ended September 30, 2009. Higher sales and marketing costs in the three and nine months ended September 30, 2010, including commissions for third party sales representatives resulting from higher levels of SMT inspection system sales, were partially offset by lower expense for doubtful accounts. Selling, general and administrative expenses for the nine months ended September 30, 2009 includes an $800,000 provision for doubtful accounts related to a key distributor of our SMT system products. The distributor remains in business, and is committed to paying us the amount owed. We presently anticipate that selling, general and administrative expenses in the fourth quarter of 2010 will be at or near the third quarter level.

          Semiconductor

Research and development expenses for our semiconductor segment were $253,000 in the three months ended September 30, 2010 compared to $335,000 in the three months ended September 30, 2009. Research and development expenses for our semiconductor segment were $772,000 in the nine months ended September 30, 2010 compared to $872,000 in the nine months ended September 30, 2009. Research and development expenses for our semiconductor segment in the three and nine months ended September 30, 2009 included $77,000 of expense for abandoned patents. Research and development expenses for our semiconductor segment principally reflect ongoing investment in our WaferSense™ product line.

Selling, general and administrative expenses for our semiconductor segment were $413,000 in the three months ended September 30, 2010 compared to $312,000 in the three months ended September 30, 2009. Selling, general and administrative expenses for our semiconductor segment were $1,108,000 in the nine months ended September 30, 2010, compared to $946,000 in the nine months ended September 30, 2009. The increase in the three and nine months ended September 30, 2010 reflects higher third party commission payments attributable to the higher level of sales. No significant changes are expected in the level of semiconductor operating expenses in the fourth quarter of 2010.

Severance Costs

We started to incur severance costs in February 2008 in connection with our decision to move a significant portion of development and manufacturing for our systems products to Singapore. The transition of systems-related product development was substantially complete by the end of the fourth quarter of 2008, and the transition of systems-related manufacturing was substantially complete by the end of the first quarter of 2009. Severance costs incurred in connection with the February 2008 decision to move our systems related product development and manufacturing to Singapore totaled $48,000 in the nine months ended September 30, 2009. Our results for the three months ended September 30, 2009 include a $32,000 benefit from the reversal of a portion of a prior severance accrual.

In February 2009, we further reduced our workforce by 24 positions in response to the weakening global economy, our transition to Singapore and our decision to consolidate manufacturing for our semiconductor products in our Minneapolis facility. Severance costs incurred in connection with the February 2009 workforce reduction totaled $315,000 in the nine months ended September 30, 2009. No severance costs were incurred in the three months ended September 30, 2009.

All of the aforementioned severance costs incurred in 2009 were paid prior to December 31, 2009. No severance costs were incurred in the three or nine months ended September 30, 2010. All of the severance costs related to the February 2008 transition to Singapore, and the February 2009 workforce reduction have been classified as severance in our statement of operations.

Interest and Other

Interest income and other includes interest earned on investments and gains and losses associated with foreign currency transactions and foreign currency swap agreements. Interest income and other decreased in the three and nine months ended September 30, 2010 compared to the same periods of 2009 due to lower rates of interest earned on invested funds and lower invested balances of cash equivalents and marketable securities.

Provision for Income Taxes and Effective Income Tax Rate

We recorded a provision for income tax expense in the nine months ended September 30, 2010 at an effective tax rate of 22.0%, compared to an income tax benefit in the nine months ended September 30, 2009 at an effective tax rate of 43.7%. Our recorded income tax benefit for the three and nine months ended September 30, 2009 includes a $223,000 discrete benefit from reversal of a portion of our reserve for income taxes resulting from the closing of a domestic statute of limitations. Our recorded income tax benefit for the three and nine months ended September 30, 2009 also includes a $547,000 discrete benefit from reversal of a portion of our reserve for income taxes resulting from settlement of Internal Revenue Service audits of our 2006 and 2007 federal income tax returns. These discrete benefits resulted in a higher effective tax rate due to our pre-tax loss in 2009. Discrete items impacting the effective tax rate in the nine months ended September 30, 2010 were inconsequential. Other items impacting the effective tax rate for 2010, compared to 2009, include the anticipated benefit from the domestic manufacturer’s production incentive, additional tax expense in foreign tax jurisdictions with lower tax rates than the U.S federal statutory rate and recognition of the benefit from the revised Minnesota state R&D tax credit that was signed into law during the second quarter of 2010.

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

In analyzing the need for valuation allowances, we first considered our history of cumulative losses for U.S. income tax purposes over the past three years and also gave significant consideration to our results for U.S. income tax purposes over the past five years, as the economic cycles in our industry have tended to average five years in length (from peak to trough). We also considered our forecasts of future profitability, the duration of statutory carry forward periods and tax planning alternatives. Finally, we considered the length and severity of the recent global economic crisis, the impact that it had on our operating results and our expectation for rebound given recent signs of recovery in the global economy and more specifically in our markets. After considering all of these factors, and after considering other significant positive evidence, we concluded that a valuation allowance with respect to substantially all of our U.S. based deferred tax assets was not required at September 30, 2010.

Our results in both 2008 and 2009 were negatively impacted by the recent global economic slowdown, and we incurred a loss in the United States in both 2008 and 2009, where most of our net deferred tax assets are recorded. Therefore, achievement of profitability in the United States will be a significant factor in determining our continuing ability to carry these deferred tax assets without recording a valuation allowance. The global electronics market has significantly strengthened. We are seeing significant demand from manufacturers of SMT assembly equipment who purchase our alignment sensor products, and for our stand alone solder paste inspection and AOI systems. We believe that these improving market conditions, the efficiencies in operations we have implemented, and the new products we have introduced and anticipate introducing in the next year, will lead to improved operating results and continued profitability in future periods. If future results from our operations are less than projected, a valuation allowance may be required against virtually all of our deferred tax assets, which could have a material impact on our results of operations in the period in which it is recorded.

Deferred tax assets at September 30, 2010, include net operating loss carry forwards incurred in the UK by CyberOptics Ltd., which was acquired in 1999. The utilization of these net operating loss carry forwards is dependent on CyberOptics Ltd.’s ability to generate sufficient UK taxable income during the carry forward period.

Order Rate and Backlog

Our orders totaled $14.0 million in the three months ended September 30, 2010, compared to $17.7 million in the three months ended June 30, 2010 and $7.5 million in the three months ended September 30, 2009. Backlog totaled $12.8 million at September 30, 2010, $12.9 million at June 30, 2010 and $5.4 million at September 30, 2009. The scheduled shipment (or estimated timing of revenue for systems recognized upon acceptance) for backlog at September 30, 2010 is as follows:

(In thousands)	Backlog

4th Quarter 2010	$11,711
1st Quarter 2011 and after	1,116
Total backlog	$12,827

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased by $2.9 million in the nine months ended September 30, 2010 resulting from $4.7 million of proceeds from maturities and sales of marketable securities, net of purchases, offset in part by $914,000 of cash used by operating activities and purchases of capital assets totaling $1.1 million. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities, and investment of cash balances in marketable securities, or from other sources of cash, in addition to marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Combined balances of cash and marketable securities decreased by $2.2 million to $19.7 million as of September 30, 2010 from $21.9 million as of December 31, 2009.

Operating activities used $914,000 of cash in the nine months ended September 30, 2010. Cash provided by operations included net income of $2.2 million, which included non-cash expenses totaling $2.0 million for depreciation and amortization, deferred taxes, non-cash gains and losses from foreign currency transactions and stock compensation costs.

Changes in operating assets and liabilities using cash included increases in accounts receivable of $4.6 million, inventories of $7.2 million and other assets of $282,000. Changes in operating assets and liabilities providing cash included increases in accounts payable of $3.2 million and accrued expenses and other liabilities of $1.3 million and decreases in income tax refunds receivable of $2.5 million. The increase in accounts receivable was due to higher sales levels in the third quarter of 2010, compared to the fourth quarter of 2009. Inventories were higher due to increased material purchases to support the higher level of sales expected in the second half of 2010 and the delayed acceptance of customer orders at September 30, 2010. The increase in accounts payable resulted from increased material purchases and a conscious effort on our part to extend the timing of vendor payments. Accrued expenses and other liabilities increased due to higher warranty, commission and incentive compensation accruals, resulting from higher sales levels and improved operating results. Income tax refunds receivable decreased due to receipt of our anticipated tax refund resulting from carryback of our 2009 net operating loss to prior periods.

Operations used $6.2 million of cash in the nine months ended September 30, 2009. Cash used by operations included a net loss of $5.2 million which included $1.1 million of net non-cash expenses for depreciation and amortization, provision for doubtful accounts, deferred taxes, foreign currency transactions, stock compensation costs and realized gains on available for sale securities. Changes in operating assets and liabilities using cash included increases in accounts receivable of $992,000, other assets of $278,000, and decreases in accrued expenses of $2.1 million. Changes in operating assets and liabilities providing cash included decreases in inventories of $658,000 and increases in accounts payable of $696,000. The increase in accounts receivable was due to higher sales levels in the third quarter 2009, compared to the fourth quarter 2008. Other assets were higher due to anticipated income tax refunds resulting from our losses in the first nine months of 2009. The decrease in accrued expenses resulted from lower levels of income tax reserves resulting from the closing of a domestic statute of limitations and settlement of Internal Revenue Service audits of our 2006 and 2007 federal income tax returns, lower warranty accruals resulting from the lower level of sales in the first nine months of 2009 and payment of accrued severance. Inventories were lower due to reduced material purchases in the first half of the year in response to sharply lower sales levels and the sharp 65% sequential increase in quarterly sales in the third quarter of 2009. Accounts payable were higher due to the timing of inventory purchases and a conscious effort on our part to extend the timing of vendor payments.

Investing activities provided $3.6 million of cash in the nine months ended September 30, 2010 compared to providing $6.2 million of cash in the same period last year. Changes in the level of investment in marketable securities, resulting from the purchases, sales and maturities of those securities generated $4.7 million of cash in the nine months ended September 30, 2010, compared to generating $6.8 million of cash in the same period last year. We used $1.1 million of cash in the nine months ended September 30, 2010 and $630,000 of cash in the nine months ended September 30, 2009 for the purchase of fixed asset and capitalized patent costs.

Financing activities provided $211,000 of cash in the nine months ended September 30, 2010 and $164,000 of cash in the nine months ended September 30, 2009 from the issuance of common stock under our employee stock purchase plan and the exercise of stock options.

At September 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes.

A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There were no significant changes to our contractual obligations in the nine months ended September 30, 2010, other than a $7.5 million increase in our commitment for future inventory purchases, to support our significant increase in recent sales activity. At the present time, we have no material commitments for capital expenditures. Purchase commitments for inventory will vary based on the volume of revenue and resulting inventory requirements.

Our cash, cash equivalents and marketable securities totaled $19.7 million at September 30, 2010. We believe that our available balances of cash, cash equivalents and marketable securities will be adequate to fund our cash flow needs for the foreseeable future.

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

The following provides information regarding fair value measurements for our cash equivalents and marketable securities as of September 30, 2010 and December 31, 2009 according to the three-level fair value hierarchy:

		Fair Value Measurements at September 30, 2010 Using
(In thousands)	Balance September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$2,613	$—	$2,613	$—
U.S. government and agency obligations	8,105	—	8,105	—
Corporate debt securities	4,316	—	4,316	—
Asset backed securities	206	—	206	—
Equity securities	52	52	—	—
Total	$15,292	$52	$15,240	$—

		Fair Value Measurements at December 31, 2009 Using
(In thousands)	Balance December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents	$2,320	$—	$2,320	$—
U.S. government and agency obligations	14,161	—	14,161	—
Corporate debt securities	3,301	—	3,301	—
Asset backed securities	210	—	210	—
Equity securities	30	30	—	—
Total	$20,022	$30	$19,992	$—

During the nine months ended September 30, 2010 there were no significant transfers to or from the three level hierarchy. The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other current liabilities approximate the related fair values due to the short term maturities of these instruments. Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets are subject to nonrecurring fair value measurements if they are deemed impaired. The impairment models used for these assets are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2009. Our foreign currency swap agreements are structured to mature on the last day of each quarter. The fair value associated with these agreements is inconsequential and represents a Level 2 measurement.

Inflation and Foreign Currency Transactions

Changes in our revenues have resulted primarily because of changes in the level of unit shipments and the relative strength of the worldwide electronics and semiconductor fabrication capital equipment markets. We believe that inflation has not had a significant effect on our operations.

Virtually all of our international export sales are negotiated, invoiced and paid in U.S. dollars. We manufacture our SMT systems products in Singapore and a portion of our raw material purchases are denominated in Singapore dollars. We also have R&D and sales personnel located in Singapore and sales offices located in other parts of the world. Although currency fluctuations do not significantly affect our revenue, they can impact our costs and influence the price competitiveness of our products and the willingness of existing and potential customers to purchase units. Recently, the Singapore dollar has strengthened in relation to the U.S dollar and this factor could negatively impact our results in future periods.

We enter into foreign currency swap agreements to hedge short term inter-company financing transactions with our subsidiaries in the United Kingdom and Singapore. These currency swap agreements are structured to mature near the last day of each quarter, and are designated as cash flow hedges. At September 30, 2010, we had two open swap agreements that were purchased on that day. As a result, any unrealized gains or losses as of September 30, 2010 were inconsequential.

In the three months ended September 30, 2010, we recognized net gains (losses) from settlement of foreign currency swap agreements of $(63,000) in addition to foreign currency transaction gains (losses) on the underlying inter-company balances of $90,000. In the nine months ended September 30, 2010, we recognized net gains (losses) from settlement of foreign currency swap agreements of $(32,500) that offset foreign currency transactions gains (losses) on the underlying inter-company balances of $35,000.

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

Under the amended guidance, consideration is allocated to the deliverables at inception of an arrangement using the relative selling price method. Selling price is determined based on a selling price hierarchy, consisting of VSOE, third party evidence or estimated selling price. Under the amended guidance, we determined an estimated selling price for each of the elements in our multiple elements sales based on the selling price hierarchy and allocated consideration to the deliverables using the relative selling price method. We have adopted the amended guidance effective January 1, 2010. The impact of adopting the amended guidance was not material to our recognition of revenue in 2010 and would have been insignificant in 2009.

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

b. During the quarter ended September 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.

ITEM 6 – EXHIBITS

10.1:	Tenancy Agreement between NIDEC Component Technology Co. LTD and CyberOptics PTE LTD (Singapore) Term 15 May 2011 to 24 July 2013.

31.1:	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes Oxley Act of 2002

31.2:	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes Oxley Act of 2002

32:	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

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

Dated: November 8, 2010