Form 10-Q
period 2011-03-31
CYBEROPTICS CORP
filed 2011-05-11
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At April 30, 2011, there were 6,891,350 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION
(Unaudited)

(In thousands except share information)	March 31, 2011	December 31, 2010

ASSETS

Cash and cash equivalents	$9,549	$8,427
Marketable securities	6,009	6,384
Accounts receivable, less allowance for doubtful accounts of $1,005 at March 31, 2011 and December 31, 2010	11,037	11,296
Inventories	14,540	14,215
Income tax refunds receivable	400	380
Other current assets	1,147	1,232
Deferred tax assets	2,213	2,317
Total current assets	44,895	44,251

Marketable securities	6,890	7,289
Equipment and leasehold improvements, net	1,651	1,896
Intangible and other assets, net	360	435
Goodwill	569	569
Other assets	175	173
Deferred tax assets	3,467	3,621
Total assets	$58,007	$58,234

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$4,365	$5,206
Advance customer payments	854	1,152
Accrued expenses	2,688	2,873
Total current liabilities	7,907	9,231

Other liabilities	725	686
Total liabilities	8,632	9,917

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 6,891,350 shares issued and outstanding at March 31, 2011 and 6,891,262 at December 31, 2010	30,436	30,330
Accumulated other comprehensive loss	(480)	(586)
Retained earnings	19,419	18,573

Total stockholders’ equity	49,375	48,317

Total liabilities and stockholders’ equity	$58,007	$58,234

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amount)	2011	2010

Revenues	$13,350	$12,341
Cost of revenues	6,743	7,085

Gross margin	6,607	5,256

Research and development expenses	1,818	1,777
Selling, general and administrative expenses	3,657	3,177
Amortization of intangibles	45	45

Income from operations	1,087	257

Interest income and other	86	77

Income before income taxes	1,173	334

Provision for income taxes	327	87

Net income	$846	$247

Net income per share – Basic	$0.12	$0.04
Net income per share – Diluted	$0.12	$0.04

Weighted average shares outstanding – Basic	6,891	6,839
Weighted average and common equivalent shares outstanding – Diluted	6,935	6,871

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$846	$247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	643	487
Deferred tax provision	255	44
Foreign currency transaction (gains) losses	(80)	48
Stock compensation costs	106	74
Changes in operating assets and liabilities:
Accounts receivable	260	(2,080)
Inventories	(359)	(1,280)
Income tax refunds receivable	(19)	(25)
Other assets	138	(147)
Accounts payable	(872)	2,934
Advance customer payments	(298)	61
Accrued expenses	(160)	329
Net cash provided by operating activities	460	692

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale marketable securities	3,735	4,909
Proceeds from sales of available for sale marketable securities	1,048	1,144
Purchases of available for sale marketable securities	(4,040)	(5,781)
Additions to equipment and leasehold improvements	(76)	(282)
Additions to patents	(29)	(49)
Net cash provided (used) by investing activities	638	(59)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	25
Net cash provided by financing activities	—	25

Effects of exchange rate changes on cash and cash equivalents	24	(25)

Net increase in cash and cash equivalents	1,122	633

Cash and cash equivalents – beginning of period	8,427	4,177

Cash and cash equivalents – end of period	$9,549	$4,810

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION

1. INTERIM REPORTING:

The interim condensed consolidated financial statements presented herein as of March 31, 2011, and for the three month periods ended March 31, 2011 and 2010, are unaudited, but in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three month period ended March 31, 2011 do not necessarily indicate the results to be expected for the full year. The December 31, 2010 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

2. MARKETABLE SECURITIES:

Our investments in marketable securities are classified as available for sale and consist of the following:

	March 31, 2011
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Short Term
U.S. government and agency obligations	$3,172	8	—	$3,180
Corporate debt securities and certificates of deposit	2,827	2	—	2,829
Marketable securities – short term	$5,999	10	—	$6,009

Long Term
U.S. government and agency obligations	$4,462	11	(2)	$4,471
Corporate debt securities and certificates of deposit	2,149	4	(2)	2,151
Asset backed securities	200	1	—	201
Equity securities	84	—	(17)	67
Marketable securities – long term	$6,895	16	(21)	$6,890

	December 31, 2010
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Short Term
U.S. government and agency obligations	$3,178	7	—	$3,185
Corporate debt securities and certificates of deposit	3,197	2	—	3,199
Marketable securities – short term	$6,375	9	—	$6,384

Long Term
U.S. government and agency obligations	$4,809	17	(1)	$4,825
Corporate debt securities	2,208	4	(3)	2,209
Asset backed securities	200	3	—	203
Equity securities	84	—	(32)	52
Marketable securities – long term	$7,301	24	(36)	$7,289

Our investment in equity securities was in a $17,000 unrealized loss position at March 31, 2011, and a $32,000 unrealized loss position at December 31, 2010 due to weak economic and stock market conditions. We intend to hold these securities indefinitely and expect its value to recover given improved economic and market conditions.

Our investments in marketable debt securities all have maturities of less than five years. At March 31, 2011, marketable debt securities valued at $10,843,000 were in an unrealized gain position totaling $26,000 and marketable debt securities valued at $1,989,000 were in an insignificant unrealized loss position totaling $4,000. At December 31, 2010, marketable debt securities valued at $10,578,000 were in an unrealized gain position totaling $33,000 and marketable debt securities valued at $3,043,000 were in an insignificant unrealized loss position totaling $4,000 (all had been in an unrealized loss position for less than twelve months).

Net pre-tax unrealized gains for marketable securities of $7,000 at March 31, 2011 and net pre-tax losses of $3,000 at December 31, 2010 were recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. In the three months ended March 31, 2011 we received proceeds of $1,048,000 from the sale of marketable securities. In the three months ended March 31, 2010 we received proceeds of $1,144,000 from the sale of marketable securities. No gain or loss was recognized from any of these sales in the three months ended March 31, 2011 or the three months ended March 31, 2010.

3. DERIVATIVES:

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions associated with our subsidiaries in the United Kingdom and Singapore. These transactions are designated as cash flow hedges. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Hedge ineffectiveness and the amount excluded from effectiveness testing recognized in income on cash flow hedges were not material for the three month periods ended March 31, 2011 and March 31, 2010.

The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months. Accordingly, at March 31, 2011 and March 31, 2010, all of our open foreign exchange forward contracts had maturities of one year or less. The dollar equivalent gross notional amount of our foreign exchange forward contracts designated as cash flow hedges was approximately $9.7 million at March 31, 2011 and $1.0 million at March 31, 2010.

The location in the consolidated statements of operations and comprehensive income and amounts of gains and losses related to derivative instruments designated as cash flow hedges are as follows. Reclassifications of amounts from accumulated other comprehensive income into income include accumulated gains (losses) at the time earnings are impacted by the forecasted transaction.

Three Months Ended March 31, 2011
(in thousands)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income

Cost of sales	$1	$1	$—
Research and development	—	1	—
Sales and marketing	—	1	—
Other income	—	(30)	—
Total	$1	$(27)	$—

Three Months Ended March 31, 2010
(in thousands)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income

Cost of sales	$—	$—	$—
Research and development	—	—	—
Sales and marketing	—	—	—
Other income	—	34	—
Total	$—	$34	$—

As of March 31, 2011, we had $1,000 recorded in accumulated other comprehensive income for the after tax net unrealized gain associated with cash flow hedging instruments. We expect to reclassify this amount to earnings over the next 12 months, with the impact offset by cash flows from underlying hedged items. At March 31, 2011, the fair value of our foreign currency forward contracts in the amount of $1,000 was recorded in other assets in the accompanying consolidated balance sheet. The fair value of foreign exchange forward contracts and their impact on accumulated other comprehensive income as of March 31, 2010 was inconsequential.

Additional information with respect to the impact of derivative instruments on other comprehensive income is included in Note 10. Additional information with respect to the fair value of derivative instruments is included in Note 4.

Our foreign exchange forward contracts contain credit risk to the extent that our bank counter-parties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counter-parties to major financial institutions. We do not expect material losses as a result of defaults by other parties.

4. FAIR VALUE MEASUREMENTS:

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value: The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our marketable securities and foreign exchange forward contracts as of March 31, 2011 and December 31, 2010 according to the three-level fair value hierarchy:

		Fair Value Measurements at March 31, 2011 Using

(In thousands)	Balance March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable securities:
U.S. government and agency obligations	$7,651	$—	$7,651	$—
Corporate debt securities and certificates of deposit	4,980	—	4,980	—
Asset backed securities	201	—	201	—
Equity securities	67	67	—	—
Total	$12,899	$67	$12,832	$—

Derivative instruments - assets
Foreign exchange forward contracts	$1	$—	$1	$—

		Fair Value Measurements at December 31, 2010 Using

(In thousands)	Balance December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable securities:
U.S. government and agency obligations	$8,010	$—	$8,010	$—
Corporate debt securities and certificates of deposit	5,408	—	5,408
Asset backed securities	203	—	203	—
Equity securities	52	52	—	—
Total	$13,673	$52	$13,621	$—

Derivative instruments - assets
Foreign exchange forward contracts	$—	$—	$—	$—

During the three months ended March 31, 2011 there were no significant transfers to or from the three level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed which merit a transfer between the disclosed levels of the valuation hierarchy.

The fair value for our U.S. government and agency obligations, corporate debt securities and certificates of deposit and asset backed securities are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers. The fair value for our equity securities is based on a quoted market price obtained from an active market.

The fair value for our foreign exchange forward contracts are based on foreign currency spot and forward rates obtained from reputable financial institutions with resulting valuations periodically validated by obtaining foreign currency spot rate and forward quotes from other industry standard sources or third party or counterparty quotes.

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other current liabilities approximate the related fair values due to the short-term maturities of these instruments. Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. We had no remeasurements of non-financial assets to fair value during the three months ended March 31, 2011 or March 31, 2010.

5. ACCOUNTING FOR STOCK-BASED COMPENSATION:

All equity-based payments to employees, including grants of employee stock options, are recognized as an expense in our consolidated statement of operations based on the grant date fair value of the award. We utilize the straight-line method of expense recognition over the award’s service period for our graded vesting options. The fair value of stock options granted has been determined using the Black-Scholes model. The compensation expense recognized for all equity based awards is net of estimated forfeitures, which are based on historical data. We have classified equity based compensation within our statement of operations in the same manner as our cash based employee compensation costs. There were no stock options or restricted stock units granted in the three months ended March 31, 2011.

Equity based compensation expense in the three months ended March 31, 2011 totaled $106,000 and includes $57,000 for stock option awards, $26,000 for our employee stock purchase plan and $23,000 for unvested restricted stock units. Equity based compensation expense in the three months ended March 31, 2010 totaled $74,000 and includes $37,000 for stock option awards, $18,000 for our employee stock purchase plan and $19,000 for unvested restricted stock units.

At March 31, 2011, the total unrecognized compensation cost related to non-vested equity based compensation arrangements was $782,000 and the related weighted average period over which it is expected to be recognized is 2.14 years.

Stock Options

We have two stock incentive plans that are administered under the supervision of the Compensation Committee of the Board of Directors. There are 756,079 shares of common stock reserved in the aggregate for issuance of options and other stock based benefits under these plans, including restricted stock units and share grants to employees, officers, non-employee directors and others. Reserved shares underlying canceled options are available for future grant under our active plans. Options are granted at an option price per share equal to or greater than the market value on the date of grant. Generally, options granted to employees vest over a four-year period and expire five, seven, or ten years after the date of grant. No stock options were granted during the three months ended March 31, 2011. As of March 31, 2011, there were 245,535 shares of common stock available under these plans for future issuance to employees, officers and others. There are no options available under these plans for future issuance to non-employee directors. In addition, there are 50,000 shares reserved and included in the plan summaries below that are not part of the two stock incentive plans.

The following is a summary of stock option activity during the three months ended March 31, 2011:

	Options Outstanding	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2010	531,137	$10.09
Granted	—	—
Exercised	—	—
Expired	(3,150)	13.80
Forfeited	—	—
Outstanding, March 31, 2011	527,987	$10.07

Exercisable, March 31, 2011	334,321	$11.41

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The weighted average remaining contractual term and aggregate intrinsic value for all options outstanding at March 31, 2011 was 3.84 years and $536,000. The weighted average remaining contractual term and aggregate intrinsic value of options that were exercisable at March 31, 2011 was 2.77 years and $231,000. During the three months ended March 31, 2011, no proceeds were received from the exercise of stock options.

Restricted Stock Units

Our 1998 Stock Incentive Plan also permits our Compensation Committee to grant other stock-based benefits, including restricted stock units. Restricted stock units are valued at a price equal to the fair market value of our common stock on the date of grant, vest over a four year period and entitle the holders to one share of our common stock for each restricted stock unit. The aggregate fair value of outstanding restricted stock units as of March 31, 2011 was $282,000.

A summary of activity in non-vested restricted stock units for the three months ended March 31, 2011 is as follows:

Non vested restricted stock units	Shares	Weighted – Average Grant Date Fair Value

Non vested at December 31, 2010	32,645	$7.55
Granted	—	—
Vested	(88)	7.71
Forfeited	—	—
Non vested at March 31, 2011	32,557	$7.55

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. There were no shares issued under this plan in the three months ended March 31, 2011 or the three months ended March 31, 2010. As of March 31, 2011, 61,344 shares remain available for future issuance under this plan.

Stock Grant Plan for Non-Employee Directors

Our stock grant plan for non-employee directors provides for automatic grants of 1,000 shares of our common stock to each of our non-employee directors upon their re-election to the board of directors. The plan provides for a total of 30,000 shares of our common stock for issuance to directors and will expire on May 19, 2018. No shares were issued under this plan in the three months ended March 31, 2011 or the three months ended March 31, 2010. There are presently 20,000 shares of common stock reserved in the aggregate for future issuance under this plan.

6. INVENTORIES AND WARRANTIES:

Inventories consist of the following:

(In thousands)	March 31, 2011	December 31, 2010

Raw materials and purchased parts	$6,797	$6,895
Work in process	1,475	1,807
Finished goods	6,268	5,513

Total inventories	$14,540	$14,215

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

	Three Months Ended March 31,
(In thousands)	2011	2010

Balance at beginning of period	$702	$488
Accrual for warranties	185	181
Settlements made during the period	(191)	(117)

Balance at end of period	$696	$552

Extended warranty:

Our extended warranty liability is included as a component of advance customer payments. A reconciliation of the changes in our extended warranty liability is as follows:

	Three Months Ended March 31,
(In thousands)	2011	2010

Balance at beginning of period	$787	$636
Revenue deferrals	86	176
Amortization of deferred revenue	(110)	(115)

Balance at end of period	$763	$697

7. INTANGIBLE ASSETS:

Intangible assets consist of the following:

	As of March 31, 2011			As of December 31, 2010
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Developed technology	$7,775	$(7,711)	$64	$7,775	$(7,666)	$109
Patents and trademarks	2,658	(2,362)	296	2,732	(2,406)	326
Total	$10,433	$(10,073)	$360	$10,507	$(10,072)	$435

Amortization expense for the three month period ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
(In thousands)	2011	2010

Developed technology	$45	$45
Patents and trademarks	59	58

Total	$104	$103

Intangible and other long lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when future undiscounted cash flows expected to result from use of the asset and eventual disposition are less than the carrying amount.

Amortization of patents and trademarks has been classified as research and development expense in the accompanying statement of operations. Estimated aggregate amortization expense based on current intangibles for the next four years is expected to be as follows: $227,000 for the remainder of 2011, $100,000 in 2012, $31,000 in 2013 and $2,000 in 2014.

8. BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS:

Our electronic assembly segment designs, manufactures and sells optical process control sensors and inspection systems for the electronic assembly equipment market. Our semiconductor segment designs, manufactures and sells optical and other process control sensors and related equipment for the semiconductor capital equipment market. Information regarding our segments is as follows:

	Three Months Ended March 31,
(In thousands)	2011	2010

Revenue:
Electronic Assembly
OEM Sensors	$6,092	$5,119
SMT Systems	5,379	6,045
Total Electronic Assembly	11,471	11,164

Semiconductor	1,879	1,177
Total	$13,350	$12,341

Income from operations:
Electronic Assembly	$585	$65
Semiconductor	502	192
Total income from operations	1,087	257
Interest income and other	86	77
Income before taxes	$1,173	$334

Depreciation and amortization:
Electronic Assembly	$586	$430
Semiconductor	57	57
Total	$643	$487

Export sales were 85% of revenue in the three months ended March 31, 2011 and 82% of revenue in the three months ended March 31, 2010. Virtually all of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended March 31,
(In thousands)	2011	2010

Americas	$474	$203
Europe	4,529	3,420
Asia	6,161	6,499
Other	196	30

Total export sales	$11,360	$10,152

We are dependent upon three electronic assembly customers, Assembleon, DEK and Juki for a significant portion of our total revenue. For the three months ended March 31, 2011, sales to Assembleon accounted for 8% of our total revenue, sales to DEK accounted for 15% of our total revenue and sales to Juki accounted for 19% of our total revenue.

9. NET INCOME PER SHARE:

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Net income per diluted share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of common shares to be issued upon exercise of stock options, restricted stock units and from participation in our employee stock purchase plan, as calculated using the treasury stock method. The components of net income per basic and diluted share are as follows:

(In thousands except per share amounts)	Net income	Weighted Average Shares Outstanding	Per Share Amount

Three Months Ended March 31, 2011:
Basic	$846	6,891	$0.12
Dilutive effect of common equivalent shares	—	44	—

Dilutive	$846	6,935	$0.12

(In thousands except per share amounts)	Net income	Weighted Average Shares Outstanding	Per Share Amount

Three Months Ended March 31, 2010:
Basic	$247	6,839	$0.04
Dilutive effect of common equivalent shares	—	32	—

Dilutive	$247	6,871	$0.04

The calculation of diluted net income per common share excludes 321,000 potentially dilutive shares for the three months ended March 31, 2011 and 353,000 potentially dilutive shares for the three months ended March 31, 2010 because their effect would be anti-dilutive.

10. COMPREHENSIVE INCOME:

Components of comprehensive income include net income, foreign-currency translation adjustments, unrealized gains and losses on available for sale securities, unrealized gain and losses on the effective portion of foreign exchange forward contracts and reclassification adjustments. Total comprehensive income amounted to $952,000 for the three months ended March 31, 2011 and $245,000 for the three months ended March 31, 2010. At December 31, 2010 and March 31, 2011 components of accumulated other comprehensive income (loss) is as follows:

(In thousands)	Foreign Currency Translation	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Effective Portion of Foreign Exchange Forward Contracts	Accumulated Other Comprehensive Loss

Balance December 31, 2010	$(584)	$(2)	$—	$(586)
Unrealized gains on securities, net of tax of $3	—	7	—	7
Unrealized gains on effective portion of foreign exchange forward contracts	—	—	1	1
Translation adjustments	98	—	—	98

Balance March 31, 2011	$(486)	$5	$1	$(480)

11. INCOME TAXES:

In the three months ended March 31, 2011, we recorded income tax expense of $327,000, reflecting an effective tax rate of 28%, compared to income tax expense of $87,000 in the three months ended March 31, 2010, reflecting an effective tax rate of 26%. Our effective tax rate for 2011 and 2010 reflects the benefit of having a significant portion of our operations in Singapore where corporate income tax rates are substantially lower than the United States. Other items favorably impacting our income tax rate in 2011 and 2010 include small benefits from federal and state research and experimentation (R&D) tax credits.

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

In analyzing the need for valuation allowances, we first considered our history of cumulative losses for U.S. income tax purposes over the past three years and also gave significant consideration to our results for U.S. income tax purposes over the past five years, as the economic cycles in our industry have tended to average five years in length (from peak to trough). We also considered our forecasts of future profitability, the duration of statutory carry forward periods and tax planning alternatives. Finally, we considered the length and severity of the recent global economic crisis, the impact that it had on our operating results and our expectation for rebound given recent signs of recovery in the global economy and more specifically in our markets. After considering all of these factors, and after considering other significant positive evidence, we concluded that a valuation allowance, with respect to substantially all of our U.S. based deferred tax assets, was not required at March 31, 2011.

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

Deferred tax assets at March 31, 2011, include net operating loss carry forwards incurred in the UK by CyberOptics Ltd., which was acquired in 1999. The utilization of these net operating loss carry forwards is dependent on CyberOptics Ltd.’s ability to generate sufficient UK taxable income during the carry forward period.

12. CONTINGENCIES:

We are periodically a defendant in miscellaneous claims and disputes in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, management presently believes the disposition of these matters will not have a material effect on our financial position, results of operations or cash flows.

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

13. RECENT ACCOUNTING DEVELOPMENTS:

In December 2010, the Financial Accounting Standards Board (FASB) issued amendments to the guidance on goodwill impairment testing. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The amendments were effective January 1, 2011 and had no impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued additional disclosure requirements for fair value measurements which we included in our interim and annual financial statements in 2010. Certain disclosure requirements relating to fair value measurements using significant unobservable inputs (Level 3) were deferred until January 1, 2011. These new requirements did not have any impact on our consolidated financial positions, results of operations or cash flows as they relate only to additional disclosures.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

The preparation of the financial information contained in this 10-Q requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates on an ongoing basis, including those related to allowances for doubtful accounts and returns, warranty obligations, inventory valuation, the carrying value and any impairment of intangible assets, and income taxes. These critical accounting policies are discussed in more detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2010.

FORWARD LOOKING STATEMENTS:

The following management’s discussion and analysis contains a number of estimates and predictions that are forward looking rather than based on historical fact. Among other matters, we discuss (i) our level of anticipated revenues and net income for the second quarter and full year 2011; (ii) the potential margin improvements resulting from our next-generation solder paste and automated optical inspection (AOI) systems; (iii) the timing of initial revenue and margin improvements from other new products that we have under development, that have been recently introduced or we anticipate introducing in the future; (iv) our expectations regarding market acceptance of WaferSense™ and our other semiconductor products; (v) our beliefs regarding trends in the general economy and its impact on markets for our equipment; and (vi) the impact of currency fluctuations on our operations. Although we have made these statements based on our experience and best estimate of future events, there may be events or factors that we have not anticipated, and the accuracy of our statements and estimates are subject to a number of risks, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS:

General

Our products are sold primarily into the electronics assembly, photovoltaic (solar) cell manufacturing, semiconductor DRAM and Flash memory manufacturing, and semiconductor fabrication capital equipment markets. We sell products in these markets both to original equipment manufacturers of production equipment and to end-user customers that produce circuit boards, solar cells and semiconductor wafers and devices. Historically these markets have been very cyclical, and have experienced periods of rapid growth as worldwide capacity is added to support increased consumer demand for electronic products, and new capital equipment is purchased as a result of technology changes in electronics components, such as miniaturization, and changing production requirements. These periods of growth have historically been followed by periods of excess capacity and reduced capital spending.

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

Even before the recession, we worked to improve the efficiencies of our operations. In February 2008, we commenced plans to move a significant portion of our systems-related product development and final assembly and integration to Singapore. The transition of these functions to Singapore was substantially complete by the end of the first quarter of 2009 and has resulted in lower costs and a more focused R&D effort. Further, we consolidated manufacturing operations for our semiconductor products into our Minneapolis, Minnesota headquarters facility. Implementation of these actions has improved the efficiency of our operations and has enhanced our ability to focus on our growth programs.

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

We believe that there are a number of factors that will likely lead to improved operating results over the next three quarters, including: (i) improving market conditions, (ii) the efficiencies in operations we have implemented, (iii) the new products we have introduced and expect to introduce in the next year, which we anticipate will generate significant sales and improved margins, and allow us to address the various price points desired by our customers within the electronic assembly market and (iv) the greater efficiencies we are realizing through our strategic repositioning in Asia.

Some of our customers have indicated that they are starting to add production capacity and we expect them to purchase some of our products during the periods that coincide with our second and third quarters. For the second quarter of 2011 ending June 30, we are forecasting earnings of $0.17 to $0.21 per diluted share on sales of $16 to $17 million. We are also forecasting full-year sales of $60 million to $65 million and earnings of $0.60 to $0.70 per diluted share.

Segment Results

Operating results for our electronic assembly and semiconductor segments for the three month periods ended March 31, 2011 and 2010 are as follows:

	Three months ended March 31, 2011			Three months ended March 31, 2010
(In thousands)	Electronic Assembly	Semi- Conductor	Total	Electronic Assembly	Semi- Conductor	Total

Revenue	$11,471	$1,879	$13,350	$11,164	$1,177	$12,341
Cost of revenue	6,143	600	6,743	6,742	343	7,085
Gross margin	5,328	1,279	6,607	4,422	834	5,256

Research and development expenses	1,520	298	1,818	1,505	272	1,777
Selling, general and administrative expenses	3,196	461	3,657	2,825	352	3,177
Amortization of intangibles	27	18	45	27	18	45

Income from operations	$585	$502	$1,087	$65	$192	$257

Revenues

Our revenues increased by 8% to $13.4 million in the three months ended March 31, 2011 from $12.3 million in the three months ended March 31, 2010. The following table sets forth revenues by product line for the three month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(In thousands)	2011	2010

Electronic Assembly
OEM Sensors	$6,092	$5,119
SMT Systems	5,379	6,045
Total Electronic Assembly	11,471	11,164
Semiconductor	1,879	1,177
Total	$13,350	$12,341

          Electronic Assembly

Revenue from sales of our OEM alignment sensors increased by $1.0 million or 19% to $6.1 million in the three months ended March 31, 2011 from $5.1 million in the three months ended March 31, 2010. Sales of alignment sensors increased due to increased sales of our new solar wafer alignment camera to DEK. Revenue from this product increased by $1.4 million in the quarter ended March 31, 2011 from the quarter ended March 31, 2010 when we recorded our initial sales of the solar wafer alignment camera. The decrease in revenue from sales of other alignment sensor products was due to typical quarterly fluctuations in the sale of these products to our OEM partners and not due to any competitive factors resulting in a loss of sales or market share.

Revenue from sales of our stand-alone SMT inspection systems products decreased by $666,000 or 11% to $5.4 million in the three months ended March 31, 2011 from $6.0 million in the three months ended March 31, 2010. Sales of inspection systems decreased due to a 30% reduction in sales of our solder paste inspection (SPI) systems, reflecting the challenging comparison with last year’s first quarter when sales of our SE500 SPI system benefited from pent-up demand as the global economy was emerging from the deep recession. Sales of automated optical inspection (AOI) systems improved significantly in the three months ended March 31, 2011, with sales of AOI systems increasing by 41% to $2.2 million, when compared to the prior year quarter, led by our next-generation QX500 AOI system, as we capitalized on our existing relationships with several of the world’s largest original design manufacturers (ODM). Featuring the fastest AOI inspection times currently available, the QX500 is based upon a cost-reduced platform that we believe exceeds the performance metrics of competitors’ systems. We believe the QX500 will continue to receive favorable market acceptance, particularly in the ODM market segment where we have established a large installed base of SPI systems and where the fast inspection times of the QX500 are required.

We believe that ongoing introduction of new system products, including those accommodating dual production lanes, inspecting bigger circuit boards and addressing different tiers of the market, will strengthen our competitive position in the inspection market. Unlike revenue from our alignment sensors, which is closely tied to the need for added production capacity for printed circuit boards, a portion of our stand-alone SMT systems revenue is derived from the retro-fit of existing production lines as companies seek to improve their production yields, thereby reducing manufacturing costs.

In March 2011, we entered into an OEM agreement with German-based Viscom AG, under which we are integrating our SE500 sensor technology into Viscom’s SPI platforms. Given Viscom’s strong customer base in the automotive and industrial electronics markets, this partnership provides us with increased access to large segments of the global SPI market. Production rollout of the first Viscom SPI system equipped with our SE500 inspection sensor is anticipated later in the second quarter of 2011.

We believe that these new products, and technology trends toward smaller components and increased production speeds, will contribute to increased demand and higher revenue in 2011.

Export revenue from OEM alignment sensors and SMT inspection systems totaled $10.5 million or 91% of electronic assembly revenue in the three months ended March 31, 2011, compared to $9.8 million or 88% of electronic assembly revenue in the three months ended March 31, 2010. Sales to international customers continue to be significant, as manufacturing of high speed circuit board production has migrated offshore, particularly to China and other areas of Asia.

          Semiconductor

Revenues from semiconductor products increased by 60% to $1.9 million in the three months ended March 31, 2011 from $1.2 million in the three months ended March 31, 2010. The increase in revenue was due to favorable market acceptance of our new WaferSense™ products, coupled with improving conditions in the market for semiconductor fabrication equipment. The increase in sales of our semiconductor products was driven by a 134% growth in sales of our WaferSense product line to approximately $1.2 million from $493,000 in the three months ended March 31, 2010.

We anticipate that future growth in our semiconductor revenues, exclusive of changes related to capital procurement cycles will come from our new WaferSense™ products, a family of wireless, wafer like precision measurement tools for in-situ setup, calibration and process optimization in semiconductor processing equipment. We have introduced a number of new WaferSense™ products in recent years, including various leveling, gapping, teaching and vibration sensors. We anticipate formal introduction of our new particle sensor later in 2011.

Export revenue from semiconductor products totaled $898,000 or 48% of revenue in the three months ended March 31, 2011, compared to $365,000 or 31% of revenue in the three months ended March 31, 2010. The increase in the percentage of sales coming from exports for our semiconductor products reflects proportionately higher WaferSense revenue, as these products tend to have a higher concentration of international sales.

Cost of Revenue and Gross Margin

          Electronic Assembly

Cost of revenue for our electronic assembly segment decreased by $599,000 or 9% in the three months ended March 31, 2011, when compared to the three months ended March 31, 2010, even though sales increased by 3% during this period. Gross margin as a percentage of electronic assembly sales was 46% in the three months ended March 31, 2011, compared to 40% in the three months ended March 31, 2010.

The reduction in cost of revenue and improvement in gross margin as a percentage of electronic assembly sales was due to proportionately higher sales of alignment sensor products which have a lower cost of revenue and higher gross margins than our SMT system products, a better mix of higher margin alignment sensors, including our new solar wafer alignment camera, proportionately higher sales of our new next generation QX500 AOI system which costs less and carries a better gross margin than our SPI system products and the favorable impact of cost reduction programs across all of our electronic assembly products.

We anticipate that gross margins as a percentage of electronic assembly sales in the second quarter of 2011 will be slightly below the level in the three months ended March 31, 2011, reflecting our expectation for proportionately higher system sales.

The electronic assembly market is highly price competitive, resulting in continual pressure on our gross margins. We compensate for pricing pressure by introducing new products with more features and improved performance and through manufacturing cost reduction programs. For example, we believe our next-generation SE500 and SE350 SPI systems and QX500 AOI system combines a reduction in cost with enhanced performance. Other recently introduced products including our solar wafer alignment camera, embedded process verification (EPV) technology and the embedded 2D solder paste inspection solution we developed for DEK, have more favorable margins than our existing products.

          Semiconductor

Cost of revenue for our semiconductor segment increased by $257,000 or 75% in the three months ended March 31, 2011, when compared to the same period of 2010, due to the 60% increase in semiconductor sales in the three months ended March 31, 2011. Gross margin as a percentage of semiconductor sales was 68% in the three months ended March 31, 2011, compared to 71% in the three months ended March 31, 2010. Gross margin as a percentage of semiconductor sales declined slightly due to proportionately higher scrap charges in the three months ended March 31, 2011, when compared to the same period of 2010.

Operating Expenses

We believe continued investment in research and development of new products, coupled with continued investment in and development of our sales channel for both our Electronic Assembly and Semiconductor segments is critical to future growth and profitability. We historically have maintained research and development and sales and marketing expenses at relatively high levels, even during periods of recession and downturn in our electronic assembly and semiconductor capital equipment markets, as we continue to fund development of important new products, and continue to invest in our sales channels and develop new sales territories.

          Electronic Assembly

Research and development expenses for our electronic assembly segment were $1.5 million in the three months ended March 31, 2011 and the three months ended March 31, 2010. Lower proto-type costs in 2011were offset by additional expenditures for wages and benefits resulting from higher headcount in the 2011 period. Further, the weakening United States dollar increased the recorded value of costs attributable to our research and development organization located in Singapore. We anticipate that research and development expenses in the second quarter of 2011 will be at or slightly above the first quarter level as development continues on new products, including those based on our embedded inspection technology and our stand-alone inspection systems.

Selling, general and administrative expenses for our electronic assembly segment were $3.2 million in the three months ended March 31, 2011, compared to $2.8 million in the three months ended March 31, 2010. The increase was primarily the result of an increase in business development activities, including our hiring of a new business development executive in May 2010, incurred higher costs for travel and customer evaluations and the impact of the weakening United States dollar on the recorded value of costs attributable to our foreign sales offices.

We presently anticipate that selling, general and administrative expenses in the second quarter of 2011 will be slightly above the first quarter level reflecting increased commissions on higher sales.

          Semiconductor

Research and development expenses for our semiconductor segment were $298,000 in the three months ended March 31, 2011 compared to $272,000 in the three months ended March 31, 2010. Research and development for our semiconductor products remains focused on our WaferSense™ family of precision measurement tools, including new automated leveling, gapping, teaching, vibration and particle sensors to assist with process optimization and yield improvement in the semiconductor fabrication process.

Selling, general and administrative expenses for our semiconductor segment were $461,000 in the three months ended March 31, 2011 compared to $352,000 in the three months ended March 31, 2010. The increase in the three months ended March 31, 2011 reflects higher third party commission payments attributable to the higher level of sales. No significant changes are expected in the level of semiconductor operating expenses in the second quarter of 2011.

Interest and Other

Interest income and other includes interest earned on investments and gains and losses associated with foreign currency transactions and foreign exchange forward contracts. Interest income and other increased in the three months ended March 31, 2011, compared to the same period of 2010, reflecting higher foreign exchange gains resulting from the favorable impact of the weakening United States dollar on intercompany trade balances, offset in part by lower interest income resulting from lower rates of interest earned on invested funds.

Provision for Income Taxes and Effective Income Tax Rate

In the three months ended March 31, 2011, we recorded income tax expense of $327,000, reflecting an effective tax rate of 28%, compared to income tax expense of $87,000 in the three months ended March 31, 2010, reflecting an effective tax rate of 26%. Our effective tax rate for 2011 and 2010 reflects the benefit of having a significant portion of our operations in Singapore where corporate income tax rates are substantially lower than the United States. Other items favorably impacting our income tax rate in 2011 and 2010 include small benefits from federal and state research and experimentation (R&D) tax credits.

Order Rate and Backlog

Our orders totaled $16.8 million in the three months ended March 31, 2011, compared to $8.3 million in the three months ended December 31, 2010 and $17.0 million in the three months ended March 31, 2010. Backlog totaled $10.6 million at March 31, 2011, $7.2 million at December 31, 2010 and $11.7 million at March 31, 2010. The scheduled shipment (or estimated timing of revenue for systems recognized upon acceptance) for backlog at March 31, 2011 is as follows:

(In thousands)	Backlog

2nd Quarter 2011	$9,401
3rd Quarter 2011 and after	1,202
Total backlog	$10,603

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased by $1.1 million in the three months ended March 31, 2011 resulting from $743,000 of proceeds from maturities and sales of marketable securities, net of purchases, $460,000 of cash provided by operating activities, offset in part by purchases of capital assets totaling $105,000. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities, and investment of cash balances in marketable securities, or from other sources of cash, in addition to marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Combined balances of cash and marketable securities increased by $348,000 to $22.4 million as of March 31, 2011 from $22.1 million as of December 31, 2010.

Operating activities provided $460,000 of cash in the three months ended March 31, 2011. Cash provided by operations included net income of $846,000 and non-cash expenses totaling $924,000 for depreciation and amortization, deferred taxes, non-cash gains and losses from foreign currency transactions and stock compensation costs.

Changes in operating assets and liabilities using cash included increases in inventories of $359,000 and decreases in accounts payable of $872,000, advance customer payments of $298,000 and accrued expenses of $160,000. Changes in operating assets and liabilities providing cash included decreases in accounts receivable of $260,000 and other assets of $138,000. Inventories were higher due to differences between actual and forecasted sales for varying types of alignment sensors to specific OEM customers, and an increase in customer orders with acceptance conditions at March 31, 2011 compared to December 31, 2010. The decrease in accounts payable resulted from the timing of raw material purchases and the need to pay for more purchases prior to March 31, 2011, as compared to December 31, 2010. Advance customer payments decreased due to typical fluctuations in the timing of customer prepayments. Accrued expenses and other liabilities decreased due to payment of 2010 bonus accruals in the three months ended March 31, 2011. Accounts receivable decreased slightly due to proportionately higher sales of alignment sensors and semiconductor products, as these customers tend to pay faster than our systems customers. Other assets decreased due to collection of accrued interest receivable.

Operating activities provided $633,000 of cash in the three months ended March 31, 2010. Cash provided by operations included net income of $247,000, which included non-cash expenses totaling $653,000 for depreciation and amortization, deferred taxes, non-cash gains and losses from foreign currency transactions and stock compensation expenses. Changes in operating assets and liabilities using cash included increases in accounts receivable of $2.1 million, inventories of $1.3 million and other assets of $147,000. Changes in operating assets and liabilities providing cash included increases in accounts payable of $2.9 million and increases in accrued expenses and other liabilities of $390,000. The increase in accounts receivable was due to higher sales levels in the first quarter of 2010, compared to the fourth quarter of 2009. Inventories were higher due to increased material purchases to support the higher level of sales expected in the second quarter of 2010. The increase in accounts payable resulted from increased material purchases and a conscious effort on our part to extend the timing of vendor payments. Accrued expenses and other liabilities increased due to higher warranty, commission and incentive compensation accruals, resulting from higher sales levels and improved operating results.

Investing activities provided $638,000 of cash in the three months ended March 31, 2011 compared to using $59,000 of cash in the same period last year. Changes in the level of investment in marketable securities, resulting from the purchases, sales and maturities of those securities generated $743,000 of cash in the three months ended March 31, 2011, compared to generating $272,000 of cash in the same period last year. We used $105,000 of cash in the three months ended March 31, 2011 and $331,000 of cash in the three months ended March 31, 2010 for the purchase of fixed assets and capitalized patent costs.

There were no significant financing activities in either the three months ended March 31, 2011 or the three months ended March 31, 2010.

At March 31, 2011 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes.

A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. We lease a 60,217 square foot mixed office and warehouse facility built to our specifications in Golden Valley, Minnesota, which functions as our corporate headquarters and primary manufacturing facility for our sensor products, including the sensors used in our stand-alone systems products and our semiconductor products. In March 2011 we finalized a lease amendment for this facility that will become effective upon the June 30, 2011 expiration of the existing lease. The amendment provides that we will lease approximately 50,762 square feet of the current facility, commencing on July 1, 2011 and continuing through December 31, 2018. Future minimum lease payments due under the lease amendment from July 1, 2011 through December 31, 2018 are approximately $5.1 million. We estimate a reduction in average annual rental expense over the term of the new lease amendment of approximately $270,000 per year. There have been no other significant changes to our contractual obligations in the three months ended March 31, 2011. At the present time, we have no material commitments for capital expenditures. Purchase commitments for inventory will vary based on the volume of revenue and resulting inventory requirements.

Our cash, cash equivalents and marketable securities totaled $22.4 million at March 31, 2011. We believe that our available balances of cash, cash equivalents and marketable securities will be adequate to fund our cash flow needs for the foreseeable future.

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

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions associated with our subsidiaries in the United Kingdom and Singapore. These transactions are designated as cash flow hedges. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months and, accordingly, at March 31, 2011, all of our open foreign exchange forward contracts had maturities of one year or less. The dollar equivalent gross notional amount of our foreign exchange forward contracts designated as cash flow hedges at March 31, 2011 was approximately $9.7 million.

Recent Accounting Developments

In December 2010, the Financial Accounting Standards Board (FASB) issued amendments to the guidance on goodwill impairment testing. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The amendments were effective January 1, 2011 and had no impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued additional disclosure requirements for fair value measurements which we included in our interim and annual financial statements in 2010. Certain disclosure requirements relating to fair value measurements using significant unobservable inputs (Level 3) were deferred until January 1, 2011. These new requirements did not have any impact on our consolidated financial positions, results of operations or cash flows as they relate only to additional disclosures.

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

b. During the quarter ended March 31, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results.

ITEM 6 – EXHIBITS

10.1:	First Amendment to Lease effective as of March 14, 2011, by and between Hines REIT Minneapolis Industrial, LLC and CyberOptics Corporation.

31.1:	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes Oxley Act of 2002

31.2:	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes Oxley Act of 2002

32:	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

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

Dated: May 9, 2011