Form 10-Q
period 2011-06-30
CYBEROPTICS CORP
filed 2011-08-10
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At July 31, 2011, there were 6,922,853 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION
(Unaudited)

(In thousands except share information)	June 30, 2011	December 31, 2010

ASSETS

Cash and cash equivalents	$7,858	$8,427
Marketable securities	9,094	6,384
Accounts receivable, less allowance for doubtful accounts of $1,005 at June 30, 2011 and December 31, 2010	13,556	11,296
Inventories	14,519	14,215
Income tax refunds receivable	168	380
Other current assets	1,418	1,232
Deferred tax assets	2,162	2,317
Total current assets	48,775	44,251

Marketable securities	6,962	7,289
Equipment and leasehold improvements, net	1,451	1,896
Intangible and other assets, net	288	435
Goodwill	569	569
Other assets	141	173
Deferred tax assets	3,380	3,621
Total assets	$61,566	$58,234

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$5,443	$5,206
Advance customer payments	1,104	1,152
Accrued expenses	3,107	2,873
Total current liabilities	9,654	9,231

Other liabilities	714	686
Total liabilities	10,368	9,917

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 6,897,850 shares issued and outstanding at June 30, 2011 and 6,891,262 shares issued and outstanding at December 31, 2010.	30,590	30,330
Accumulated other comprehensive loss	(209)	(586)
Retained earnings	20,817	18,573
Total stockholders’ equity	51,198	48,317
Total liabilities and stockholders’ equity	$61,566	$58,234

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2011	2010	2011	2010

Revenues	$16,859	$16,499	$30,209	$28,840
Cost of revenues	9,352	9,843	16,095	16,928

Gross margin	7,507	6,656	14,114	11,912

Research and development expenses	1,947	1,707	3,765	3,484
Selling, general and administrative expenses	3,671	3,714	7,328	6,891
Amortization of intangibles	45	46	90	91

Income from operations	1,844	1,189	2,931	1,446

Interest income and other	(7)	13	79	90

Income before income taxes	1,837	1,202	3,010	1,536

Income tax provision	439	233	766	320

Net income	$1,398	$969	$2,244	$1,216

Net income per share – Basic	$0.20	$0.14	$0.33	$0.18
Net income per share – Diluted	$0.20	$0.14	$0.32	$0.18

Weighted average shares outstanding – Basic	6,894	6,847	6,893	6,843
Weighted average shares outstanding – Diluted	6,948	6,914	6,941	6,892

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,244	$1,216
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,136	1,036
Provision for doubtful accounts	—	14
Deferred taxes	327	99
Foreign currency transaction (gains) losses	(36)	55
Stock compensation costs	248	194
Changes in operating assets and liabilities:
Accounts receivable	(2,257)	(6,376)
Inventories	(216)	(4,906)
Income tax refunds receivable and deposits	48	(195)
Other current assets	213	(274)
Accounts payable	152	5,577
Advance customer payments	(48)	218
Accrued expenses	287	874
Net cash provided by (used in) operating activities	2,098	(2,468)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale marketable securities	5,109	10,031
Proceeds from sales of available for sale marketable securities	1,848	2,644
Purchases of available for sale marketable securities	(9,381)	(7,429)
Additions to equipment and leasehold improvements	(216)	(692)
Additions to patents	(54)	(87)
Net cash provided by (used in) investing activities	(2,694)	4,467

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	12	25
Net cash provided by financing activities	12	25

Effects of exchange rate changes on cash and cash equivalents	15	(31)

Net increase (decrease) in cash and cash equivalents	(569)	1,993

Cash and cash equivalents – beginning of period	8,427	4,177

Cash and cash equivalents – end of period	$7,858	$6,170

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE (UNAUDITED) INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION

1. INTERIM REPORTING:

The interim condensed consolidated financial statements presented herein as of June 30, 2011, and for the three and six month periods ended June 30, 2011 and 2010, are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and six month periods ended June 30, 2011 do not necessarily indicate the results to be expected for the full year. The December 31, 2010 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

2. MARKETABLE SECURITIES:

Our investments in marketable securities are classified as available for sale and consist of the following:

	June 30, 2011
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Short Term
U.S. government and agency obligations	$4,129	$8	$—	$4,137
Corporate debt securities and certificates of deposit	4,950	7	—	4,957
Marketable securities – short term	$9,079	$15	$—	$9,094

Long Term
U.S. government and agency obligations	$4,800	$30	$(1)	$4,829
Corporate debt securities and certificates of deposit	2,045	5	(1)	2,049
Equity security	84	—	—	84
Marketable securities – long term	$6,929	$35	$(2)	$6,962

	December 31, 2010
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Short Term
U.S. government and agency obligations	$3,178	$7	$—	$3,185
Corporate debt securities and certificates of deposit	3,197	2	—	3,199
Marketable securities – short term	$6,375	$9	$—	$6,384

Long Term
U.S. government and agency obligations	$4,809	$17	$(1)	$4,825
Corporate debt securities	2,208	4	(3)	2,209
Asset backed securities	200	3	—	203
Equity security	84	—	(32)	52
Marketable securities – long term	$7,301	$24	$(36)	$7,289

Our investments in marketable debt securities all have maturities of less than three years. At June 30, 2011, marketable debt securities valued at $13,606,000 were in an unrealized gain position totaling $50,000 and marketable debt securities valued at $2,366,000 were in an insignificant unrealized loss position totaling $2,000 (all had been in an unrealized loss position for less than twelve months). At December 31, 2010, marketable debt securities valued at $10,578,000 were in an unrealized gain position totaling $33,000 and marketable debt securities valued at $3,043,000 were in an insignificant unrealized loss position totaling $4,000 (all had been in an unrealized loss position for less than twelve months).

Net pre-tax unrealized gains for marketable securities of $48,000 at June 30, 2011 and net pre-tax losses of $3,000 at December 31, 2010 were recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. In the three months ended June 30, 2011 we received proceeds of $800,000 from the sale of marketable securities. In the six months ended June 30, 2011 we received proceeds of $1,848,000 from the sale of marketable securities. In the three months ended June 30, 2010 we received proceeds of $1,500,000 from the sale of marketable securities. In the six months ended June 30, 2010 we received proceeds of $2,644,000 from the sale of marketable securities. No gain or loss was recognized on any of the sales during the six months ended June 30, 2011 or 2010.

3. DERIVATIVES:

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions associated with our subsidiaries in the United Kingdom and Singapore. These transactions are designated as cash flow hedges. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Hedge ineffectiveness and the amounts excluded from effectiveness testing recognized in income on cash flow hedges were not material for the three and six month periods ended June 30, 2011 and June 30, 2010.

The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months. Accordingly, at June 30, 2011 and June 30, 2010, all of our open foreign exchange forward contracts had maturities of one year or less. The dollar equivalent gross notional amount of our foreign exchange forward contracts designated as cash flow hedges was approximately $9.2 million at June 30, 2011 and $1.0 million at June 30, 2010.

The location in the consolidated statements of operations and comprehensive income and amounts of gains and losses related to derivative instruments designated as cash flow hedges are as follows. Reclassifications of amounts from accumulated other comprehensive income into income include accumulated gains (losses) at the time earnings are impacted by the forecasted transaction.

Three Months Ended June 30, 2011
(In thousands)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income

Cost of sales	$164	$56	$—
Research and development	39	15	—
Sales and marketing	32	14	—
Other income	(17)	(17)	—
Total	$218	$68	$—

Three Months Ended June 30, 2010
(In thousands)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income

Cost of sales	$—	$—	$—
Research and development	—	—	—
Sales and marketing	—	—	—
Other income	(4)	(4)	—
Total	$(4)	$(4)	$—

Six Months Ended June 30, 2011
(In thousands)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income

Cost of sales	$166	$57	$—
Research and development	40	16	—
Sales and marketing	32	14	—
Other income	(48)	(48)	—
Total	$190	$39	$—

Six Months Ended June 30, 2010
(In thousands)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income

Cost of sales	$—	$—	$—
Research and development	—	—	—
Sales and marketing	—	—	—
Other income	30	30	—
Total	$30	$30	$—

As of June 30, 2011, we had $100,000 recorded in accumulated other comprehensive income for the after tax net unrealized gain associated with cash flow hedging instruments. We expect to reclassify this amount to earnings over the next 12 months, with the impact offset by cash flows from underlying hedged items. At June 30, 2011, the fair value of our foreign exchange forward contracts in the amount of $130,000 was recorded in other assets in the accompanying consolidated balance sheet.

The fair value of foreign exchange forward contracts and their impact on accumulated other comprehensive income as of June 30, 2010 was inconsequential.

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

4. FAIR VALUE MEASUREMENTS:

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value: The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our marketable securities and foreign exchange forward contracts as of June 30, 2011 and December 31, 2010 according to the three-level fair value hierarchy:

		Fair Value Measurements at June 30, 2011 Using

(In thousands)	Balance June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable securities:
U.S. government and agency obligations	$8,966	$—	$8,966	$—
Corporate debt securities and certificates of deposit	7,006	—	7,006	—
Equity securities	84	84	—	—
Total marketable securities	$16,056	$84	$15,972	$—

Derivative instruments–assets:
Foreign exchange forward contracts	$130	$—	$130	$—

		Fair Value Measurements at December 31, 2010 Using

(In thousands)	Balance December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable securities:
U.S. government and agency obligations	$8,010	$—	$8,010	$—
Corporate debt securities and certificates of deposit	5,408	—	5,408	—
Asset backed securities	203	—	203	—
Equity securities	52	52	—	—
Total marketable securities	$13,673	$52	$13,621	$—

Derivative instruments–assets:
Foreign exchange forward Contracts	$—	$—	$—	$—

During the six months ended June 30, 2011 there were no significant transfers to or from the three level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed which merit a transfer between the disclosed levels of the valuation hierarchy.

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

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other current liabilities approximate the related fair values due to the short-term maturities of these instruments. Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value during the six months ended June 30, 2011 or June 30, 2010.

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

There have been no grants of stock options or restricted stock units in the six months ended June 30, 2011. We issued 4,000 shares of common stock under our stock grant plan for non-employee directors upon their re-election to our board of directors in May 2011. These share grants were valued on the grant date at their fair market value, with immediate recognition of all corresponding compensation expense as the shares were fully vested upon issuance.

Equity based compensation expense in the three months ended June 30, 2011 totaled $143,000 and includes $56,000 for stock option awards, $27,000 for our employee stock purchase plan, $20,000 for unvested restricted stock units and $40,000 for shares issued to our non-employee directors. Equity based compensation expense in the six months ended June 30, 2011 totaled $248,000 and includes $113,000 for stock option awards, $53,000 for our employee stock purchase plan, $42,000 for unvested restricted stock units and $40,000 for shares issued to our non-employee directors upon their re-election to our board in May 2011.

Equity based compensation expense in the three months ended June 30, 2010 totaled $121,000 and includes $46,000 for stock option awards, $18,000 for our employee stock purchase plan, $19,000 for unvested restricted stock units and $38,000 for shares issued to our non-employee directors upon their re-election to our board in May 2010. Equity based compensation expense in the six months ended June 30, 2010 totaled $194,000 and includes $83,000 for stock option awards, $36,000 for our employee stock purchase plan, $37,000 for unvested restricted stock units and $38,000 for shares issued to our non-employee directors.

At June 30, 2011, the total unrecognized compensation cost related to non-vested equity based compensation arrangements was $680,000 and the related weighted average period over which it is expected to be recognized is 1.91 years.

Stock Options

We have two stock incentive plans that are administered under the supervision of the Compensation Committee of the Board of Directors. There are 744,579 shares of common stock reserved in the aggregate for issuance of options and other stock based benefits under these plans, including restricted stock units and share grants to employees, officers and others. Reserved shares underlying canceled options are available for future grant under our active plans. Options are granted at an option price per share equal to or greater than the market value on the date of grant. Generally, options granted to employees vest over a four-year period and expire five, seven, or ten years after the date of grant. As of June 30, 2011, there were 246,085 shares of common stock available under these plans for future issuance to employees, officers and others. In addition, there are 50,000 shares reserved and included in the plan summaries below that are not part of the two stock incentive plans.

The following is a summary of stock option activity during the six months ended June 30, 2011:

	Options Outstanding	Weighted-Average Exercise Price Per Share

Outstanding, December 31, 2010	531,137	$10.09
Granted	—	—
Exercised	(2,500)	4.80
Expired	(12,350)	12.05
Forfeited	—	—
Outstanding, June 30, 2011	516,287	$10.07

Exercisable, June 30, 2011	342,121	$11.28

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The weighted average remaining contractual term and aggregate intrinsic value for all options outstanding at June 30, 2011 was 3.65 years and $738,624. The weighted average remaining contractual term and aggregate intrinsic value of options that were exercisable at June 30, 2011 was 2.73 years and $331,025. The aggregate intrinsic value of stock options that were exercised in the six months ended June 30, 2011 was $12,900. During the six months ended June 30, 2011, we received total proceeds of $12,000 from the exercise of stock options. The excess tax benefit associated with the exercise of stock options in the three and six months ended June 30, 2011 was inconsequential.

Restricted Stock Units

Our 1998 Stock Incentive Plan also permits our Compensation Committee to grant other stock-based benefits, including restricted stock units. Restricted stock units are valued at a price equal to the fair market value of our common stock on the date of grant, vest over a four year period and entitle the holders to one share of our common stock for each restricted stock unit. The aggregate fair value of outstanding restricted stock units as of June 30, 2011 was $312,000.

A summary of activity in non-vested restricted stock units for the six months ended June 30, 2011 is as follows:

Non vested restricted stock units	Shares	Weighted – Average Grant Date Fair Value

Non vested at December 31, 2010	32,645	$7.55
Granted	—	—
Vested	(88)	7.71
Forfeited	(350)	8.71
Non vested at June 30, 2011	32,207	$7.53

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. There were no shares issued under this plan in the six months ended June 30, 2011 or the six months ended June 30, 2010. In May 2011, the Board of Directors approved an amendment to increase the number of shares that may be issued under the plan by 150,000 shares. As of June 30, 2011, 211,344 shares remain available for future issuance under this plan.

Stock Grant Plan for Non-Employee Directors

Our stock grant plan for non-employee directors provides for automatic grants of 1,000 shares of our common stock to each of our non-employee directors upon their re-election to the board of directors. The plan provides for a total of 30,000 shares of our common stock for issuance to directors and will expire on May 19, 2018. We issued a total of 4,000 shares of common stock under this plan in connection with our annual meeting in May 2011, resulting in $40,000 of stock compensation expense in the three and six months ended June 30, 2011. There are presently 16,000 shares of common stock reserved in the aggregate for future issuance under this plan.

6. INVENTORIES AND WARRANTIES:

Inventories consist of the following:

(In thousands)	June 30, 2011	December 31, 2010

Raw materials and purchased parts	$7,221	$6,895
Work in process	1,479	1,807
Finished goods	5,819	5,513

Total inventories	$14,519	$14,215

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

A reconciliation of the changes in our estimated warranty liability, included as a component of accrued expenses, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010

Balance at beginning of period	$696	$552	$702	$488
Accrual for warranties	337	324	522	505
Settlements made during the period	(276)	(269)	(467)	(386)

Balance at end of period	$757	$607	$757	$607

Extended warranty:

Our extended warranty liability is included as a component of advance customer payments. A reconciliation of the changes in our extended warranty liability is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010

Balance at beginning of period	$763	$697	$787	$636
Revenue deferrals	136	290	222	466
Amortization of deferred revenue	(113)	(112)	(223)	(227)

Balance at end of period	$786	$875	$786	$875

7. INTANGIBLE ASSETS:

Intangible assets consist of the following:

	As of June 30, 2011			As of December 31, 2010
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Developed technology	$7,775	$(7,757)	$18	$7,775	$(7,666)	$109
Patents and trademarks	2,684	(2,414)	270	2,732	(2,406)	326
Total	$10,459	$(10,171)	$288	$10,507	$(10,072)	$435

Amortization expense for the three and six month periods ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010

Developed technology	$45	$46	$90	$91
Patents and trademarks	51	56	110	114

Total	$96	$102	$200	$205

Intangible and other long lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when future undiscounted cash flows expected to result from use of the asset and eventual disposition are less than the carrying amount.

Amortization of patents and trademarks has been classified as research and development expense in the accompanying statement of operations. Estimated aggregate amortization expense based on current intangibles for the next four years is expected to be as follows: $116,000 for the remainder of 2011 and $132,000 in 2012, $31,000 in 2013, and $9,000 in 2014.

8. BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS:

Our electronic assembly segment designs, manufactures and sells optical process control sensors and inspection systems for the electronic assembly equipment market. Our semiconductor segment designs, manufactures and sells optical and other process control sensors and related equipment for the semiconductor capital equipment market. Information regarding our segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010

Revenue:
Electronic Assembly
OEM Sensors	$6,174	$6,485	$12,266	$11,604
SMT Systems	9,032	8,716	14,411	14,761
Total Electronic Assembly	15,206	15,201	26,677	26,365

Semiconductor	1,653	1,298	3,532	2,475
Total	$16,859	$16,499	$30,209	$28,840

Income from operations:
Electronic Assembly	$1,294	$887	$1,879	$952
Semiconductor	550	302	1,052	494
Total income from operations	1,844	1,189	2,931	1,446
Interest income and other	(7)	13	79	90
Income before taxes	$1,837	$1,202	$3,010	$1,536

Depreciation and amortization:
Electronic Assembly	$441	$490	$1,027	$920
Semiconductor	52	59	109	116
Total	$493	$549	$1,136	$1,036

Export sales were 88% of revenue in the three months ended June 30, 2011 and 87% of revenue in the six months ended June 30, 2011. Export sales were 87% of revenue in the three months ended June 30, 2010 and 85% of revenue in the six months ended June 30, 2010. Virtually all of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010

Americas	$392	$79	$866	$282
Europe	4,073	3,250	8,603	6,670
Asia	9,953	10,951	16,114	17,451
Other	393	56	589	86

Total export sales	$14,811	$14,336	$26,172	$24,489

We are dependent upon three electronic assembly customers, Assembleon, DEK and Juki for a significant portion of our total revenue. For the six months ended June 30, 2011, sales to Assembleon accounted for 11% of our total revenue, sales to DEK accounted for 9% of our total revenue and sales to Juki accounted for 18% of our total revenue.

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

(In thousands except per share amounts)	Net income	Weighted Average Shares Outstanding	Per Share Amount

Three Months Ended June 30, 2011:
Basic	$1,398	6,894	$0.20
Dilutive effect of common equivalent shares	—	54	—

Dilutive	$1,398	6,948	$0.20

(In thousands except per share amounts)	Net income	Weighted Average Shares Outstanding	Per Share Amount

Three Months Ended June 30, 2010:
Basic	$969	6,847	$0.14
Dilutive effect of common equivalent shares	—	67	—

Dilutive	$969	6,914	$0.14

(In thousands except per share amounts)	Net income	Weighted Average Shares Outstanding	Per Share Amount

Six Months Ended June 30, 2011:
Basic	$2,244	6,893	$0.33
Dilutive effect of common equivalent shares	—	48	(.01)

Dilutive	$2,244	6,941	$0.32

(In thousands except per share amounts)	Net income	Weighted Average Shares Outstanding	Per Share Amount

Six Months Ended June 30, 2010:
Basic	$1,216	6,843	$0.18
Dilutive effect of common equivalent shares	—	49	—

Dilutive	$1,216	6,892	$0.18

The calculation of diluted net income per common share excludes 293,000 potentially dilutive shares for the three months ended June 30, 2011, 241,000 potentially dilutive shares for the three months ended June 30, 2010, 307,000 potentially dilutive shares for the six months ended June 30, 2011 and 297,000 potentially dilutive shares for the six months ended June 30, 2010, because their effect would be anti-dilutive.

10. COMPREHENSIVE INCOME:

Total comprehensive income and components of total other comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010

Net income	$1,398	$969	$2,244	$1,216

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	145	11	243	40
Tax effect	—	—	—	—
Foreign currency translation adjustment, net of tax	145	11	243	40

Unrealized gains (losses) on available for sale securities	42	(61)	51	(109)
Tax effect	(15)	21	(17)	38
Unrealized gains (losses) on available for sale securities, net of tax	27	(40)	34	(71)

Unrealized gains on foreign exchange forward contracts	150	—	151	—
Tax effect	(51)	—	(51)	—
Unrealized gains (losses) on foreign exchange forward contracts, net of tax	99	—	100	—

Total other comprehensive income (loss), net of tax	$271	$(29)	$377	$(31)

Total comprehensive income	$1,669	$940	$2,621	$1,185

At June 30, 2011 and December 31, 2010 components of accumulated other comprehensive income (loss) is as follows:

(In thousands)	June 30, 2011	December 31, 2010

Unrealized gains (losses) on available for sale securities	$32	$(2)
Unrealized gains on effective portion of foreign exchange forward contracts	100	—
Foreign currency translation adjustments	(341)	(584)

Balance June 30, 2011	$(209)	$(586)

Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income. Reclassifications to earnings related to cash flow hedging instruments are provided in Note 4. There were no reclassifications to earnings from accumulated other comprehensive income related to realized gains or losses on available for sale securities. Income taxes are not provided for foreign currency adjustments translation relating to permanent investments in international subsidiaries.

11. INCOME TAXES:

In the six months ended June 30, 2011, we recorded income tax expense of $766,000, reflecting an effective tax rate of 25%, compared to income tax expense of $320,000 in the six months ended June 30, 2010, reflecting an effective tax rate of 21%. Our effective tax rate for 2011 and 2010 reflects the benefit of having a significant portion of our operations in Singapore where corporate income tax rates are substantially lower than the United States. Fluctuations in the level of income in the United States and Singapore will have an impact on our effective tax rate in any given annual period. Other items favorably impacting our income tax rate in 2011 and 2010 include benefits from the federal research and experimentation (R&D) tax credit and the domestic manufacturer’s production incentive deduction.

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

In analyzing the need for valuation allowances, we first considered our history of cumulative losses for U.S. income tax purposes over the past three years and also gave significant consideration to our results for U.S. income tax purposes over the past five years, as the economic cycles in our industry have tended to average five years in length (from peak to trough). We also considered our forecasts of future profitability, the duration of statutory carry forward periods and tax planning alternatives. Finally, we considered the length and severity of the recent global economic crisis, the impact that it had on our operating results and our expectation for rebound given recent signs of recovery in the global economy and more specifically in our markets. After considering all of these factors, and after considering other significant positive evidence, we concluded that a valuation allowance, with respect to substantially all of our U.S. based deferred tax assets, was not required at June 30, 2011.

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

Deferred tax assets at June 30, 2011, include net operating loss carry forwards incurred in the UK by CyberOptics Ltd., which was acquired in 1999. The utilization of these net operating loss carry forwards is dependent on CyberOptics Ltd.’s ability to generate sufficient UK taxable income during the carry forward period.

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

In May 2011, the FASB issued amended guidance and disclosure requirements for fair value measurements. These amendments are not expected to have a material impact to the consolidated financial results. Additional disclosure requirements include information about valuation techniques and unobservable inputs used in Level 3 measurements and a narrative description about Level 3 measurement sensitivity to changes in unobservable inputs. These changes will be effective January 1, 2012 on a prospective basis. Early application is not permitted.

In June 2011, the FASB issued amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective January 1, 2012. Early application is permitted. There will be no impact to the consolidated financial results as the amendments relate only to changes in financial statement presentation.

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

FORWARD LOOKING STATEMENTS:

The following management’s discussion and analysis contains a number of estimates and predictions that are forward looking rather than based on historical fact. Among other matters, we discuss (i) our level of anticipated revenues and net income for the third quarter and full year 2011; (ii) the potential margin improvements resulting from our next-generation solder paste and automated optical inspection (AOI) systems; (iii) the timing of initial revenue and margin improvements from other new products that we have under development, that have been recently introduced or we anticipate introducing in the future; (iv) our expectations regarding market acceptance of WaferSense™ and our other semiconductor products; (v) our beliefs regarding trends in the general economy and its impact on markets for our equipment; and (vi) the impact of currency fluctuations on our operations. Although we have made these statements based on our experience and best estimate of future events, there may be events or factors that we have not anticipated, and the accuracy of our statements and estimates are subject to a number of risks, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Sales of inspection systems, particularly our QX500 AOI offering were strong in the second quarter of 2011, and we forecast sales of inspection systems to increase further in this year’s third quarter as Asian original design manufacturers and other large electronics manufacturers continue deploying our inspection technologies. We expect the strength of our systems business to more than offset lower sensor sales that we anticipate during this period. We expect some softness in sales of SMT alignment sensors because of a general weakening in worldwide economic conditions and electronics supply chain disruptions resulting from the Japanese tsunami earlier this year. We also expect sales of solar wafer cameras to remain soft in the third quarter, reflecting some over-expansion of solar market production capacity in recent months. Given our expectation for continued strong sales of inspection systems, particularly our AOI offerings, we are forecasting earnings of $0.19 to $0.23 per diluted share on sales of $16.5 to $17.5 million for the third quarter of 2011 ending September 30. Consistent with this guidance, we have refined our full-year outlook to earnings of $0.62 to $0.69 per diluted share on sales of $60 to $63 million, compared to our previously issued 2011 guidance for earnings of $0.60 to $0.70 per share on sales of $60 to $65 million. Realization of our forecast results is subject to risks and uncertainties, including those identified above under “Forward-Looking Statements” and those identified in our Annual Report on Form 10-K for the year ended December 31, 2010.

Segment Results

Operating results for our electronic assembly and semiconductor segments for the three and six month periods ended June 30, 2011 and 2010 are as follows:

	Three months ended June 30, 2011			Three months ended June 30, 2010
(In thousands)	Electronic Assembly	Semi- Conductor	Total	Electronic Assembly	Semi- Conductor	Total

Revenues	$15,206	$1,653	$16,859	$15,201	$1,298	$16,499
Cost of revenues	8,904	448	9,352	9,455	388	9,843
Gross margin	6,302	1,205	7,507	5,746	910	6,656

Research and development expenses	1,674	273	1,947	1,460	247	1,707
Selling, general and administrative expenses	3,307	364	3,671	3,371	343	3,714
Amortization of intangibles	27	18	45	28	18	46

Income from operations	$1,294	$550	$1,844	$887	$302	$1,189

	Six months ended June 30, 2011			Six months ended June 30, 2010
(In thousands)	Electronic Assembly	Semi- Conductor	Total	Electronic Assembly	Semi- Conductor	Total

Revenue	$26,677	$3,532	$30,209	$26,365	$2,475	$28,840
Cost of revenue	15,047	1,048	16,095	16,197	731	16,928
Gross margin	11,630	2,484	14,114	10,168	1,744	11,912

Research and development expenses	3,194	571	3,765	2,965	519	3,484
Selling, general and administrative expenses	6,503	825	7,328	6,196	695	6,891
Amortization of intangibles	54	36	90	55	36	91

Income from operations	$1,879	$1,052	$2,931	$952	$494	$1,446

Revenues

Our revenues increased by 2% to $16.9 million in the three months ended June 30, 2011 from $16.5 million in the three months ended June 30, 2010, and increased by 5% to $30.2 million in the six months ended June 30, 2011 from $28.8 million in the six months ended June 30, 2010. The following table sets forth revenues by product line for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010

Electronic Assembly
OEM Alignment Sensors	$6,174	$6,485	$12,266	$11,604
SMT Inspection Systems	9,032	8,716	14,411	14,761
Total Electronic Assembly	15,206	15,201	26,677	26,365
Semiconductor	1,653	1,298	3,532	2,475
Total	$16,859	$16,499	$30,209	$28,840

          Electronic Assembly

Revenue from sales of our OEM alignment sensors decreased by $311,000 or 5% to $6.2 million in the three months ended June 30, 2011, down from $6.5 million in the three months ended June 30, 2010, and increased by $662,000 or 6% to $12.3 million in the six months ended June 30, 2011, up from $11.6 million in the six months ended June 30, 2010. Revenue from sales of non-solar alignment sensors decreased in the three and six months ended June 30, 2011 due to a challenging comparison with the same periods of 2010, when sales of capital equipment for printed circuit board production benefited from pent-up demand as the global economy was emerging from the deep recession in 2009. We believe the reduction in revenue from sales of non-solar alignment sensors in the three and six months ended June 30, 2011 is not due to any competitive factors resulting in a loss of sales or market share. The increase in revenue from sales of OEM alignment sensors in the six months ended June 30, 2011 was due to a $1.4 million increase in sales of our new solar wafer alignment camera to DEK, partially offset by the reduction in sales of non-solar alignment sensors.

Revenue from sales of our stand-alone SMT inspection systems products increased by $316,000 or 4% to $9.0 million in the three months ended June 30, 2011, up from $8.7 million in the three months ended June 30, 2010, and decreased by $350,000 or 2% to $14.4 million in the six months ended June 30, 2011, down from $14.8 million in the six months ended June 30, 2010. Sales of automated optical inspection systems (AOI) increased by $2.4 million or 144% in the three months ended June 30, 2011 and increased by $3.0 million or 94% in the six months ended June 30, 2011, led by our next-generation QX500 AOI system, as we capitalized on our existing relationships with several of the world’s largest original design manufacturers.

Featuring the fastest AOI inspection times currently available, the QX500 is based upon a cost-reduced platform that we believe exceeds the performance metrics of competitors’ systems. We believe the QX500 will continue to receive favorable market acceptance, particularly with original design manufacturers, where we have a large, established installed base of SPI systems and where the fast inspection times of the QX500 are required. Increased sales of AOI systems in the three and six months ended June 30, 2011 were largely offset by a reduction in sales of our solder paste inspection (SPI) systems, reflecting the challenging comparison with last year when sales of our SE500 SPI system benefited from pent-up demand as the global economy was emerging from the deep recession. We believe sales of our SPI systems will increase in the second half of 2011 when compared to the second half of 2010, reflecting continued strong demand for our inspection systems from global electronics manufacturers, including original equipment design manufacturers in Asia.

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

In March 2011, we entered into an OEM agreement with German-based Viscom AG, under which we integrated our SE500 sensor technology into Viscom’s SPI platforms. Given Viscom’s strong customer base in the automotive and industrial electronics markets, this partnership provides us with increased access to large segments of the global SPI market. We realized the initial sales of our SE500 solder paste inspection sensors to Viscom AG in the second quarter of 2011.

We believe that these new products, and technology trends toward smaller components and increased production speeds, will contribute to increased demand and higher revenue in 2011.

Export revenue from OEM alignment sensors and SMT inspection systems totaled $13.9 million or 91% of electronic assembly revenue in the three months ended June 30, 2011, compared to $13.8 million or 91% of electronic assembly revenue in the three months ended June 30, 2010. Export revenue from electronic assembly OEM alignment sensors and SMT inspection systems totaled $24.3 million or 91% of electronic assembly revenue in the six months ended June 30, 2011, compared to $23.6 million or 90% of electronic assembly revenue in the six months ended June 30, 2010. Sales to international customers continue to be significant, as manufacturing of electronic components has migrated offshore, particularly to China and other areas of Asia.

          Semiconductor

Revenues from semiconductor products increased by $355,000 or 27% to $1.7 million in the three months ended June 30, 2011 from $1.3 million in the three months ended June 30, 2010, and increased by $1.1 million or 43% to $3.5 million in the six months ended June 30, 2011 from $2.5 million in the six months ended June 30, 2010. The increase in revenue was due to improving conditions in the market for semiconductor fabrication equipment, coupled with favorable market acceptance of our new WaferSense™ products.

Our wafer mapper and frame grabber products are relatively mature. We anticipate that future growth in our semiconductor revenues, exclusive of changes related to capital procurement cycles will come from our new WaferSense™ products, a family of wireless, wafer like precision measurement tools for in-situ setup, calibration and process optimization in semiconductor processing equipment. We have introduced, or will be introducing, several new additions to the WaferSense™ product line, including additional leveling sensors, along with new gapping, teaching, vibration and particle sensors. WaferSense revenue increased by $338,000 or 49% to $1.0 million in the three months ended June 30, 2011 from $693,000 in the three months ended June 30, 2010 and increased by $1.0 million or 84% to $2.2 million in the six months ended June 30, 2011 from $1.2 million in the six months ended June 30, 2010.

Export revenue from semiconductor products totaled $930,000 or 56% of revenue in the three months ended June 30, 2011, compared to $500,000 or 39% of revenue in the three months ended June 30, 2010. Export revenue from semiconductor products totaled $1.8 million or 52% of revenue in the six months ended June 30, 2011, compared to $865,000 or 35% of revenue in the six months ended June 30, 2010. The increase in the percentage of sales coming from exports for our semiconductor products reflects proportionately higher WaferSense revenue, as these products tend to have a higher concentration of international sales.

Cost of Revenue and Gross Margin

          Electronic Assembly

Cost of revenue for our electronic assembly segment decreased by $551,000 or 6% in the three months ended June 30, 2011 and decreased by $1.2 million or 7% in the six months ended June 30, 2011, while sales in both periods of 2011 remained essentially unchanged, when compared to the same periods of 2010. Gross margin as a percentage of electronic assembly sales was 41% in the three months ended June 30, 2011, compared to 38% in the three months ended June 30, 2010, and was 44% in the six months ended June 30, 2011 compared to 39% in the six months ended June 30, 2010. The reduction in cost of revenue and improvement in gross margin was due to a shift in sales mix toward newer, higher gross margin products, including our new solar wafer alignment camera and our new next generation QX500 AOI system and the favorable impact of cost reduction programs across all of our electronic assembly products.

We anticipate that gross margins as a percentage of electronic assembly sales in the third quarter of 2011 will be consistent with the three months ended June 30, 2011.

The electronic assembly market is highly price competitive, resulting in continual pressure on our gross margins. We compensate for pricing pressure by introducing new products with more features and improved performance and through manufacturing cost reduction programs. For example, our next-generation SE500 and SE350 SPI systems and QX500 AOI system combines a reduction in cost with enhanced performance. Other recently introduced products, including our solar wafer alignment camera, embedded process verification (EPV) technology and the embedded 2D solder paste inspection solution we developed for DEK, have more favorable margins than our existing products.

          Semiconductor

Cost of revenue for our semiconductor segment increased by $60,000 or 15% in the three months ended June 30, 2011 and increased by $317,000 or 43% in the six months June 30, 2011 when compared to the same periods of 2010, due to the higher level of semiconductor sales in 2011. Gross margin as a percentage of semiconductor sales improved to 73% in the three months ended June 30, 2011 from 70% in the three months ended June 30, 2010 due to proportionately higher sales of WaferSense products, which carry a higher gross margin than our older frame grabber and wafer mapper products. Gross margin as a percentage of semiconductor sales was 70% in both the six months ended June 30, 2011 and 2010, as the gross margin benefit from higher WaferSense sales in 2011 was offset by higher scrap charges in the first quarter of 2011.

We anticipate that gross margins as a percentage of semiconductor sales in the third quarter of 2011 will be consistent with the three months ended June 30, 2011.

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

          Electronic Assembly

Research and development expenses for our electronic assembly segment were $1.7 million in the three months ended June 30, 2011, compared to $1.5 million in the three months ended June 30, 2010. Research and development expenses for our electronic assembly segment were $3.2 million in the six months ended June 30, 2011, compared to $3.0 million in the six months ended June 30, 2010. The increase in research and development expenses in both the three and six months ended June 30, 2011 resulted from additional wages and benefits due to annual pay increases and headcount in the 2011 period. In addition, the weakening United States dollar increased the recorded value of costs attributable to our research and development organization located in Singapore.

We anticipate that research and development expenses in the third quarter of 2011 will be near the second quarter level as development continues on new products, including those based on our embedded inspection technology and our stand-alone inspection systems.

Selling, general and administrative expenses for our electronic assembly segment were $3.3 million in the three months ended June 30, 2011, compared to $3.4 million in the three months ended June 30, 2010. Selling, general and administrative expenses for our electronic assembly segment were $6.5 million in the six months ended June 30, 2011, compared to $6.2 million in the six months ended June 30, 2010. The slight decrease in selling, general and administrative expense in the three months ended June 30, 2011 was due to a reduction in commissions for third party sales representatives, as more sales were sold through distribution channels, and lower professional fees, mostly offset by higher costs for business development activities and the impact of the weakening United States dollar on the recorded value of costs attributable to our foreign sales offices. The increase in business development activities and the weaker United States dollar also accounted for the increase in selling, general and administrative expense in the six months ended June 30, 2011 compared to the prior year period. Costs for third party commissions were also lower in the six months ended June 30, 2011 as more sales occurred through distribution channels in the second quarter of 2011 compared to the second quarter of 2010.

We presently anticipate that selling, general and administrative expenses in the third quarter of 2011 will be near the level recorded in the three months ended June 30, 2011, as an anticipated increase in commission expense for third party sales representatives will be offset by a reduction in expense associated with the annual retainer paid to our outside board members in the second quarter of 2011.

          Semiconductor

Research and development expenses for our semiconductor segment were $273,000 in the three months ended June 30, 2011, compared to $247,000 in the three months ended June 30, 2010. Research and development expenses for our semiconductor segment were $571,000 in the six months ended June 30, 2011, compared to $519,000 in the six months ended June 30, 2010. Research and development expenses were higher in the three and six months ended June 30, 2011 due to increased expenditures for proto-types reflecting our ongoing investment in the WaferSense™ product line.

Selling, general and administrative expenses for our semiconductor segment were $364,000 in the three months ended June 30, 2011 compared to $343,000 in the three months ended June 30, 2010. Selling, general and administrative expenses for our semiconductor segment were $825,000 in the six months ended June 30, 2011, compared to $695,000 in the six months ended June 30, 2010. The increase in expense in the three and six months ended June 30, 2011 reflects higher third party commissions resulting from the higher level of sales. No significant changes are expected in the level of semiconductor operating expenses in the third quarter of 2011.

Interest and Other

Interest income and other includes interest earned on investments and gains and losses associated with foreign currency transactions and foreign exchange forward contracts used to hedge against the effects of exchange rate fluctuations on intercompany financing transactions associated with our subsidiaries in the United Kingdom and Singapore. Interest income and other decreased in the three and six months ended June 30, 2011, compared to the same periods of 2010, reflecting lower interest income resulting from lower rates of interest earned on invested funds. Interest income in the three months ended June 30, 2011 was entirely offset by losses on foreign exchange forward contracts associated with intercompany financing transactions, net of foreign currency gains on the underlying intercompany balance.

Provision for Income Taxes and Effective Income Tax Rate

In the six months ended June 30, 2011, we recorded income tax expense of $766,000, reflecting an effective tax rate of 25%, compared to income tax expense of $320,000 in the six months ended June 30, 2010, reflecting an effective tax rate of 21%. Our effective tax rate for 2011 and 2010 reflects the benefit of having a significant portion of our operations in Singapore where corporate income tax rates are substantially lower than the United States. Fluctuations in the level of income in the United States and Singapore will have an impact on our effective tax rate in any given annual period. Other items favorably impacting our income tax rate in 2011 and 2010 include benefits from the federal research and experimentation (R&D) tax credit and the domestic manufacturer’s production incentive deduction.

Order Rate and Backlog

Our orders totaled $17.9 million in the three months ended June 30, 2011, compared to $16.8 million in the three months ended March 31, 2011 and $17.7 million in the three months ended June 30, 2010. Backlog totaled $11.6 million at June 30, 2011, $10.6 million at March 31, 2011 and $12.9 million at June 30, 2010. The scheduled shipment (or estimated timing of revenue for systems recognized upon acceptance) for backlog at June 30, 2011 is as follows:

(In thousands)	Backlog

3rd Quarter 2011	$10,535
4th Quarter 2011 and after	1,087
Total backlog	$11,622

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased by $569,000 in the six months ended June 30, 2011, resulting from $2.4 million of new marketable security purchases, net of proceeds from maturities and sales of marketable securities, purchases of capital assets totaling $270,000, offset in part by $2.1 million of cash provided by operating activities and proceeds from stock option exercise of $12,000. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities, and investment of cash balances in marketable securities, or from other sources of cash, in addition to marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Combined balances of cash and marketable securities increased by $1.8 million to $23.9 million as of June 30, 2011 from $22.1 million as of December 31, 2010.

Operating activities provided $2.1 million of cash in the six months ended June 30, 2011. Cash provided by operations included net income of $2.2 million, which included non-cash expenses totaling $1.7 million for depreciation and amortization, deferred taxes, non-cash gains and losses from foreign currency transactions and stock compensation expenses. Changes in operating assets and liabilities using cash included increases in accounts receivable of $2.3 million and inventories of $216,000. Changes in operating assets and liabilities providing cash included decreases in other assets of $213,000, increases in accounts payable of $152,000 and increases in accrued expenses of $287,000. The increase in accounts receivable was due to higher sales levels in the second quarter of 2011, compared to the fourth quarter of 2010. Inventories were slightly higher due to lower than planned sales of solar wafer alignment cameras in the second quarter of 2011. The decrease in other assets was due to reductions in recoverable value added tax and accrued interest. The increase in accounts payable resulted from a conscious effort on our part to extend the timing of vendor payments. Accrued expenses and other liabilities increased due to higher warranty, commission and incentive compensation accruals, resulting from higher sales levels and improved operating results.

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

Investing activities used $2.7 million of cash in the six months ended June 30, 2011 compared to providing $4.5 million of cash in the same period last year. Changes in the level of investment in marketable securities, resulting from the purchases, sales and maturities of those securities used $2.4 million of cash in the six months ended June 30, 2011, compared to generating $5.2 million of cash in the same period last year. We used $270,000 of cash in the six months ended June 30, 2011 and $779,000 of cash in the six months ended June 30, 2010 for the purchase of fixed asset and capitalized patent costs.

Financing activities provided $12,000 of cash in the six months ended June 30, 2011 and $25,000 of cash in the six months ended June 30, 2010, all from the exercise of employee stock options.

At June 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes.

A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. We lease a mixed office and warehouse facility built to our specifications in Golden Valley, Minnesota, which functions as our corporate headquarters and primary manufacturing facility for our sensor products, including the sensors used in our stand-alone systems products and our semiconductor products. In March 2011, we finalized a lease amendment for this facility that became effective July 1, 2011. The amendment provides that we will lease approximately 50,762 square feet of our existing facility through December 31, 2018. Future minimum lease payments due under the lease amendment from July 1, 2011 through December 31, 2018 are approximately $5.1 million. We estimate a reduction in average annual rental expense over the term of the new lease amendment of approximately $270,000 per year. There have been no other significant changes to our contractual obligations in the six months ended June 30, 2011. At the present time, we have no material commitments for capital expenditures. Purchase commitments for inventory will vary based on the volume of revenue and resulting inventory requirements.

Our cash, cash equivalents and marketable securities totaled $23.9 million at June 30, 2011. We believe that our available balances of cash, cash equivalents and marketable securities will be adequate to fund our cash flow needs for the foreseeable future.

Inflation and Foreign Currency Transactions

Changes in our revenues have resulted primarily because of changes in the level of unit shipments and the relative strength of the worldwide electronics and semiconductor fabrication capital equipment markets. We believe that inflation has not had a significant effect on our operations.

Virtually all of our international export sales are negotiated, invoiced and paid in U.S. dollars. We manufacture our SMT systems products in Singapore and a portion of our raw material purchases are denominated in Singapore dollars. We also have R&D and sales personnel located in Singapore and sales offices located in other parts of the world. Although currency fluctuations do not significantly affect our revenue, they can impact our costs and influence the price competitiveness of our products and the willingness of existing and potential customers to purchase units. Recently, the Singapore dollar has strengthened in relation to the U.S dollar and this factor could further negatively impact our results in future periods.

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions associated with our subsidiaries in the United Kingdom and Singapore. These transactions are designated as cash flow hedges. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months and, accordingly, at June 30, 2011, all of our open foreign exchange forward contracts had maturities of one year or less. The dollar equivalent gross notional amount of our foreign exchange forward contracts designated as cash flow hedges at June 30, 2011 was approximately $9.2 million.

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

In May 2011, the FASB issued amended guidance and disclosure requirements for fair value measurements. These amendments are not expected to have a material impact to the consolidated financial results. Additional disclosure requirements include information about valuation techniques and unobservable inputs used in Level 3 measurements and a narrative description about Level 3 measurement sensitivity to changes in unobservable inputs. These changes will be effective January 1, 2012 on a prospective basis. Early application is not permitted.

In June 2011, the FASB issued amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective January 1, 2012. Early application is permitted. There will be no impact to the consolidated financial results as the amendments relate only to changes in financial statement presentation.

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

b. During the quarter ended June 30, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101:

Financial statements formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Interim Condensed Consolidated Financial Statements.

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

Dated: August 10, 2011