Form 10-Q
period 2011-09-30
CYBEROPTICS CORP
filed 2011-11-09
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At October 31, 2011, there were 6,922,853 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION
(Unaudited)

(In thousands except share information)	September 30, 2011	December 31, 2010

ASSETS

Cash and cash equivalents	$11,046	$8,427
Marketable securities	10,406	6,384
Accounts receivable, less allowance for doubtful accounts of $930 at September 30, 2011and $1,005 at December 31, 2010	13,736	11,296
Inventories	12,020	14,215
Income tax refunds receivable	3	380
Other current assets	1,531	1,232
Deferred tax assets	2,437	2,317
Total current assets	51,179	44,251

Marketable securities	5,115	7,289
Equipment and leasehold improvements, net	1,467	1,896
Intangible and other assets, net	236	435
Goodwill	569	569
Other assets	137	173
Deferred tax assets	3,366	3,621
Total assets	$62,069	$58,234

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$4,029	$5,206
Advance customer payments	984	1,152
Accrued expenses	4,048	2,873
Total current liabilities	9,061	9,231

Other liabilities	767	686
Total liabilities	9,828	9,917

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 6,922,853 shares issued and outstanding at September 30, 2011 and 6,891,262 shares issued and outstanding at December 31, 2010.	30,887	30,330

Accumulated other comprehensive loss	(1,029)	(586)
Retained earnings	22,383	18,573
Total stockholders’ equity	52,241	48,317
Total liabilities and stockholders’ equity	$62,069	$58,234

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2011	2010	2011	2010

Revenues	$17,088	$14,145	$47,297	$42,985
Cost of revenues	9,621	7,482	25,716	24,410

Gross margin	7,467	6,663	21,581	18,575

Research and development expenses	1,838	1,914	5,603	5,398
Selling, general and administrative expenses	3,542	3,530	10,870	10,421
Amortization of intangibles	18	45	108	136

Income from operations	2,069	1,174	5,000	2,620

Interest income and other	18	61	97	151

Income before income taxes	2,087	1,235	5,097	2,771

Income tax provision	521	287	1,287	607

Net income	$1,566	$948	$3,810	$2,164

Net income per share – Basic	$0.23	$0.14	$0.55	$0.32
Net income per share – Diluted	$0.22	$0.14	$0.55	$0.31

Weighted average shares outstanding – Basic	6,914	6,871	6,900	6,853
Weighted average shares outstanding – Diluted	6,962	6,919	6,948	6,901

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,810	$2,164
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,586	1,651
Provision for doubtful accounts	(72)	24
Deferred taxes	457	99
Foreign currency transaction gains	(68)	(35)
Stock compensation costs	343	288
Changes in operating assets and liabilities:
Accounts receivable	(2,365)	(4,628)
Inventories	1,928	(7,193)
Income tax refunds receivable	214	2,499
Other current assets	4	(282)
Accounts payable	(1,149)	3,248
Advance customer payments	(168)	193
Accrued expenses	536	1,058
Net cash provided by (used in) operating activities	5,056	(914)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale marketable securities	7,571	12,989
Proceeds from sales of available for sale marketable securities	2,800	3,241
Purchases of available for sale marketable securities	(12,334)	(11,505)
Additions to equipment and leasehold improvements	(536)	(996)
Additions to patents	(66)	(134)
Net cash provided by (used in) investing activities	(2,565)	3,595

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	12	36
Proceeds from issuance of common stock under employee stock purchase plan	201	175
Net cash provided by financing activities	213	211

Effects of exchange rate changes on cash and cash equivalents	(85)	1

Net increase in cash and cash equivalents	2,619	2,893

Cash and cash equivalents – beginning of period	8,427	4,177

Cash and cash equivalents – end of period	$11,046	$7,070

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE (UNAUDITED) INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION

1. INTERIM REPORTING:

The interim condensed consolidated financial statements presented herein as of September 30, 2011, and for the three and nine month periods ended September 30, 2011 and 2010, are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and nine month periods ended September 30, 2011 do not necessarily indicate the results to be expected for the full year. The December 31, 2010 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

2. MARKETABLE SECURITIES:

Our investments in marketable securities are classified as available for sale and consist of the following:

	September 30, 2011

(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Short Term
U.S. government and agency obligations	$5,915	$9	$—	$5,924
Corporate debt securities and certificates of deposit	4,478	4	—	4,482
Marketable securities – short term	$10,393	$13	$—	$10,406

Long Term
U.S. government and agency obligations	$3,250	$30	$(1)	$3,279
Corporate debt securities and certificates of deposit	1,771	8	—	1,779
Equity security	84	—	(27)	57
Marketable securities – long term	$5,105	$38	$(28)	$5,115

	December 31, 2010

(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Short Term
U.S. government and agency obligations	$3,178	$7	$—	$3,185
Corporate debt securities and certificates of deposit	3,197	2	—	3,199
Marketable securities – short term	$6,375	$9	$—	$6,384

Long Term
U.S. government and agency obligations	$4,809	$17	$(1)	$4,825
Corporate debt securities	2,208	4	(3)	2,209
Asset backed securities	200	3	—	203
Equity security	84	—	(32)	52
Marketable securities – long term	$7,301	$24	$(36)	$7,289

Our investments in marketable debt securities all have maturities of less than three years. At September 30, 2011, marketable debt securities valued at $12,795,000 were in an unrealized gain position totaling $51,000 and marketable debt securities valued at $2,669,000 were in an insignificant unrealized loss position totaling $1,000 (all had been in an unrealized loss position for less than twelve months). At December 31, 2010, marketable debt securities valued at $10,578,000 were in an unrealized gain position totaling $33,000 and marketable debt securities valued at $3,043,000 were in an insignificant unrealized loss position totaling $4,000 (all had been in an unrealized loss position for less than twelve months). The one equity security we hold has been in an unrealized loss position for less than one year.

Net pre-tax unrealized gains for marketable securities of $23,000 at September 30, 2011 and net pre-tax losses of $3,000 at December 31, 2010 were recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. In the three months ended September 30, 2011 we received proceeds of $952,000 from the sale of marketable securities. In the nine months ended September 30, 2011 we received proceeds of $2,800,000 from the sale of marketable securities. In the three months ended September 30, 2010 we received proceeds of $597,000 from the sale of marketable securities. In the nine months ended September 30, 2010 we received proceeds of $3,241,000 from the sale of marketable securities. No gain or loss was recognized on any of the sales during the nine months ended September 30, 2011 or 2010.

3. DERIVATIVES:

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions associated with our subsidiaries in the United Kingdom and Singapore. These transactions are designated as cash flow hedges. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Hedge ineffectiveness and the amounts excluded from effectiveness testing recognized in income on cash flow hedges were not material for the three and nine month periods ended September 30, 2011 and September 30, 2010.

The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months. Accordingly, at September 30, 2011 and September 30, 2010, all of our open foreign exchange forward contracts had maturities of one year or less. The dollar equivalent gross notional amount of our foreign exchange forward contracts designated as cash flow hedges was approximately $11.3 million at September 30, 2011 and $1.1 million at September 30, 2010.

The location in the consolidated statements of operations and comprehensive income and amounts of gains and losses related to derivative instruments designated as cash flow hedges are as follows. Reclassifications of amounts from accumulated other comprehensive income into income include accumulated gains (losses) at the time earnings are impacted by the forecasted transaction.

Three Months Ended September 30, 2011
(In thousands)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income

Cost of sales	$(510)	$44	$—
Research and development	(136)	6	—
Sales and marketing	(105)	3	—
Other income	4	4	—
Total	$(747)	$57	$—

Three Months Ended September 30, 2010
(In thousands)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income

Cost of sales	$—	$—	$—
Research and development	—	—	—
Sales and marketing	—	—	—
Other income	(63)	(63)	—
Total	$(63)	$(63)	$—

Nine Months Ended September 30, 2011
(In thousands)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income

Cost of sales	$(344)	$102	$—
Research and development	(95)	22	—
Sales and marketing	(74)	17	—
Other income	(44)	(44)	—
Total	$(557)	$97	$—

Nine Months Ended September 30, 2010
(In thousands)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income

Cost of sales	$—	$—	$—
Research and development	—	—	—
Sales and marketing	—	—	—
Other income	(33)	(33)	—
Total	$(33)	$(33)	$—

As of September 30, 2011, we had $431,000 recorded in accumulated other comprehensive income for the after tax net unrealized loss associated with cash flow hedging instruments. We expect to reclassify this amount to earnings over the next 12 months with the impact offset by cash flows from underlying hedged items. At September 30, 2011, the fair value of our foreign exchange forward contracts representing a loss in the amount of $653,000 was recorded in accrued expenses in the accompanying consolidated balance sheet. The fair value of foreign exchange forward contracts and their impact on accumulated other comprehensive income as of September 30, 2010 was inconsequential.

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

4. FAIR VALUE MEASUREMENTS:

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value: The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our marketable securities and foreign exchange forward contracts as of September 30, 2011 and December 31, 2010 according to the three-level fair value hierarchy:

		Fair Value Measurements at September 30, 2011 Using

(In thousands)	Balance September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable securities:
U.S. government and agency obligations	$9,203	$—	$9,203	$—
Corporate debt securities and certificates of deposit	6,261	—	6,261	—
Equity security	57	57	—	—
Total marketable securities	$15,521	$57	$15,464	$—

Derivative instruments –liabilities:
Foreign exchange forward contracts	$(653)	$—	$(653)	$—

		Fair Value Measurements at December 31, 2010 Using

(In thousands)	Balance December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable securities:
U.S. government and agency obligations	$8,010	$—	$8,010	$—
Corporate debt securities and certificates of deposit	5,408	—	5,408	—
Asset backed securities	203	—	203	—
Equity security	52	52	—	—
Total marketable securities	$13,673	$52	$13,621	$—

Derivative instruments:
Foreign exchange forward contracts	$—	$—	$—	$—

During the nine months ended September 30, 2011 there were no significant transfers to or from the three level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed which merit a transfer between the disclosed levels of the valuation hierarchy.

The fair value for our U.S. government and agency obligations, corporate debt securities and certificates of deposit and asset backed securities are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers. The fair value for our equity security is based on a quoted market price obtained from an active market.

The fair value for our foreign exchange forward contracts are based on foreign currency spot and forward rates obtained from reputable financial institutions with resulting valuations periodically validated by obtaining foreign currency spot rate and forward quotes from other industry standard sources or third party or counterparty quotes.

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other current liabilities approximate the related fair values due to the short-term maturities of these instruments. Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value during the nine months ended September 30, 2011 or September 30, 2010.

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

There have been no grants of stock options or restricted stock units in the nine months ended September 30, 2011. We issued 4,000 shares of common stock under our stock grant plan for non-employee directors upon their re-election to our board of directors in May 2011. These share grants were valued on the grant date at their fair market value, with immediate recognition of all corresponding compensation expense as the shares were fully vested upon issuance.

Equity based compensation expense in the three months ended September 30, 2011 totaled $95,000 and includes $56,000 for stock option awards, $20,000 for our employee stock purchase plan, and $19,000 for unvested restricted stock units. Equity based compensation expense in the nine months ended September 30, 2011 totaled $343,000 and includes $169,000 for stock option awards, $62,000 for our employee stock purchase plan, $72,000 for unvested restricted stock units and $40,000 for shares issued to our non-employee directors upon their re-election to our board in May 2011.

Equity based compensation expense in the three months ended September 30, 2010 totaled $93,000 and includes $50,000 for stock option awards, $24,000 for our employee stock purchase plan, and $19,000 for unvested restricted stock units. Equity based compensation expense in the nine months ended September 30, 2010 totaled $288,000 and includes $133,000 for stock option awards, $60,000 for our employee stock purchase plan, $57,000 for unvested restricted stock units and $38,000 for shares issued to our non-employee directors.

At September 30, 2011, the total unrecognized compensation cost related to non-vested equity based compensation arrangements was $619,000 and the related weighted average period over which it is expected to be recognized is 1.76 years.

Stock Options

We have two stock incentive plans that are administered under the supervision of the Compensation Committee of the Board of Directors. There are 744,579 shares of common stock reserved in the aggregate for issuance of options and other stock based benefits under these plans, including restricted stock units and share grants to employees, officers and others. Reserved shares underlying canceled options are available for future grant under our active plans. Options are granted at an option price per share equal to or greater than the market value on the date of grant. Generally, options granted to employees vest over a four-year period and expire five, seven, or ten years after the date of grant. As of September 30, 2011, there were 246,185 shares of common stock available under these plans for future issuance to employees, officers and others. In addition, there are 50,000 shares reserved and included in the plan summaries below that are not part of the two stock incentive plans.

The following is a summary of stock option activity during the nine months ended September 30, 2011:

	Options Outstanding	Weighted Average Exercise Price Per Share

Outstanding, December 31, 2010	531,137	$10.09
Granted	—	—
Exercised	(2,500)	4.80
Expired	(12,450)	12.07
Forfeited	—	—
Outstanding, September 30, 2011	516,187	$10.07

Exercisable, September 30, 2011	344,521	$11.24

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The weighted average remaining contractual term and aggregate intrinsic value for all options outstanding at September 30, 2011 was 3.40 years and $414,216. The weighted average remaining contractual term and aggregate intrinsic value of options that were exercisable at September 30, 2011 was 2.50 years and $206,098. The aggregate intrinsic value of stock options that were exercised in the nine months ended September 30, 2011 was $12,900. During the nine months ended September 30, 2011, we received total proceeds of $12,000 from the exercise of stock options. The excess tax benefit associated with the exercise of stock options in the three and nine months ended September 30, 2011 was inconsequential.

Restricted Stock Units

Our 1998 Stock Incentive Plan also permits our Compensation Committee to grant other stock-based benefits, including restricted stock units. Restricted stock units are valued at a price equal to the fair market value of our common stock on the date of grant, vest over a four year period and entitle the holders to one share of our common stock for each restricted stock unit. The aggregate fair value of outstanding restricted stock units as of September 30, 2011 was $254,000.

A summary of activity in non-vested restricted stock units for the nine months ended September 30, 2011 is as follows:

Non-vested restricted stock units	Shares	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2010	32,645	$7.55
Granted	—	—
Vested	(88)	7.71
Forfeited	(350)	8.71
Non-vested at September 30, 2011	32,207	$7.53

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. There were 25,003 shares issued under this plan in the nine months ended September 30, 2011 and 30,658 shares issued in the nine months ended September 30, 2010. In May, 2011, our shareholders approved an amendment to increase the number of shares that may be issued under the plan by 150,000 shares. As of September 30, 2011, 186,341 shares remain available for future issuance under this plan.

Stock Grant Plan for Non-Employee Directors

Our stock grant plan for non-employee directors provides for automatic grants of 1,000 shares of our common stock to each of our non-employee directors upon their re-election to the board of directors. The plan provides for a total of 30,000 shares of our common stock for issuance to directors and will expire on May 19, 2018. We issued a total of 4,000 shares of common stock under this plan in connection with our annual meeting in May 2011, resulting in $40,000 of stock compensation expense in the nine months ended September 30, 2011. There are presently 16,000 shares of common stock reserved in the aggregate for future issuance under this plan.

6. INVENTORIES AND WARRANTIES:

Inventories consist of the following:

(In thousands)	September 30, 2011	December 31, 2010

Raw materials and purchased parts	$6,648	$6,895
Work in process	1,301	1,807
Finished goods	4,071	5,513

Total inventories	$12,020	$14,215

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

A reconciliation of the changes in our estimated warranty liability, included as a component of accrued expenses, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010

Balance at beginning of period	$757	$607	$702	$488
Accrual for warranties	421	370	944	875
Settlements made during the period	(284)	(183)	(752)	(569)

Balance at end of period	$894	$794	$894	$794

Extended warranty:

Our extended warranty liability is included as a component of advance customer payments. A reconciliation of the changes in our extended warranty liability is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010

Balance at beginning of period	$786	$875	$787	$636
Revenue deferrals	120	80	342	546
Amortization of deferred revenue	(127)	(105)	(350)	(332)

Balance at end of period	$779	$850	$779	$850

7. INTANGIBLE ASSETS:

Intangible assets consist of the following:

	As of September 30, 2011			As of December 31, 2010
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Developed technology	$7,775	$(7,775)	$—	$7,775	$(7,666)	$109
Patents and trademarks	2,696	(2,460)	236	2,732	(2,406)	326
Total	$10,471	$(10,235)	$236	$10,507	$(10,072)	$435

Amortization expense for the three and nine month periods ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010

Developed technology	$18	$45	$108	$136
Patents and trademarks	47	56	157	170

Total	$65	$101	$265	$306

Intangible and other long lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when future undiscounted cash flows expected to result from use of the asset and eventual disposition are less than the carrying amount.

Amortization of patents and trademarks has been classified as research and development expense in the accompanying statement of operations. Estimated aggregate amortization expense based on current intangibles for the next four years is expected to be as follows: $47,000 for the remainder of 2011 and $131,000 in 2012, $37,000 in 2013, and $21,000 in 2014.

8. BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS:

Our electronic assembly segment designs, manufactures and sells optical process control sensors and inspection systems for the electronic assembly equipment market. Our semiconductor segment designs, manufactures and sells optical and other process control sensors and related equipment for the semiconductor capital equipment market. Information regarding our segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010

Revenue:
Electronic Assembly
OEM Sensors	$4,650	$6,896	$16,916	$18,500
SMT Systems	10,709	5,461	25,120	20,222
Total Electronic Assembly	15,359	12,357	42,036	38,722

Semiconductor	1,729	1,788	5,261	4,263
Total	$17,088	$14,145	$47,297	$42,985

Income from operations:
Electronic Assembly	$1,679	$562	$3,558	$1,514
Semiconductor	390	612	1,442	1,106
Total income from operations	2,069	1,174	5,000	2,620
Interest income and other	18	61	97	151
Income before taxes	$2,087	$1,235	$5,097	$2,771

Depreciation and amortization:
Electronic Assembly	$398	$559	$1,425	$1,479
Semiconductor	52	56	161	172
Total	$450	$615	$1,586	$1,651

Export sales were 88% of revenue in the three months ended September 30, 2011 and 87% of revenue in the nine months ended September 30, 2011. Export sales were 88% of revenue in the three months ended September 30, 2010 and 86% of revenue in the nine months ended September 30, 2010. Virtually all of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010

Americas	$399	$469	$1,265	$751
Europe	3,146	4,401	11,749	11,071
Asia	11,160	7,312	27,272	24,763
Other	286	264	875	350

Total export sales	$14,991	$12,446	$41,161	$36,935

We are dependent upon three electronic assembly customers, Juki, Assembleon, and Lasertek, a distributor of our inspection systems in China, for a significant portion of our total revenue. For the nine months ended September 30, 2011, sales to Juki accounted for 17% of our total revenue, sales to Assembleon accounted for 9% of our total revenue and sales to Lasertek accounted for 17% of our total revenue.

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

(In thousands except per share amounts)	Net income	Weighted Average Shares Outstanding	Per Share Amount

Three Months Ended September 30, 2011:
Basic	$1,566	6,914	$0.23
Dilutive effect of common equivalent shares	—	48	(0.01)

Dilutive	$1,566	6,962	$0.22

(In thousands except per share amounts)	Net income	Weighted Average Shares Outstanding	Per Share Amount

Three Months Ended September 30, 2010:
Basic	$948	6,871	$0.14
Dilutive effect of common equivalent shares	—	48	—

Dilutive	$948	6,919	$0.14

(In thousands except per share amounts)	Net income	Weighted Average Shares Outstanding	Per Share Amount

Nine Months Ended September 30, 2011:
Basic	$3,810	6,900	$0.55
Dilutive effect of common equivalent shares	—	48	—

Dilutive	$3,810	6,948	$0.55

(In thousands except per share amounts)	Net income	Weighted Average Shares Outstanding	Per Share Amount

Nine Months Ended September 30, 2010:
Basic	$2,164	6,853	$0.32
Dilutive effect of common equivalent shares	—	48	(0.01)

Dilutive	$2,164	6,901	$0.31

The calculation of diluted net income per common share excludes 336,000 potentially dilutive shares for the three months ended September 30, 2011, 306,000 potentially dilutive shares for the three months ended September 30, 2010, 316,000 potentially dilutive shares for the nine months ended September 30, 2011 and 300,000 potentially dilutive shares for the nine months ended September 30, 2010, because their effect would be anti-dilutive.

10. COMPREHENSIVE INCOME:

Total comprehensive income and components of total other comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010

Net income	$1,566	$948	$3,810	$2,164

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(271)	197	(28)	236
Tax effect	—	—	—	—
Foreign currency translation adjustment, net of tax	(271)	197	(28)	236

Unrealized gains (losses) on available for sale securities	(27)	(40)	25	(149)
Tax effect	9	13	(9)	51
Unrealized gains (losses) on available for sale securities, net of tax	(18)	(27)	16	(98)

Unrealized gains (losses) on foreign exchange forward contracts, net	(804)	—	(653)	—
Tax effect	273	—	222	—
Unrealized gains (losses) on foreign exchange forward contracts, net of tax	(531)	—	(431)	—

Total other comprehensive income (loss), net of tax	$(820)	$170	$(443)	$138

Total comprehensive income	$746	$1,118	$3,367	$2,302

At September 30, 2011 and December 31, 2010 components of accumulated other comprehensive income (loss) is as follows:

(In thousands)	September 30, 2011	December 31, 2010

Unrealized gains (losses) on available for sale securities	$14	$(2)
Unrealized gains (losses) on effective portion of foreign exchange forward contracts, net	(431)	—
Foreign currency translation adjustments	(612)	(584)

Balance at end of period	$(1,029)	$(586)

Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income. Reclassifications to earnings related to cash flow hedging instruments are provided in Note 3. There were no reclassifications to earnings from accumulated other comprehensive income related to realized gains or losses on available for sale securities. Income taxes are not provided for foreign currency translation adjustments relating to permanent investments in international subsidiaries.

11. INCOME TAXES:

In the nine months ended September 30, 2011, we recorded income tax expense of $1,287,000, reflecting an effective tax rate of 25%, compared to income tax expense of $607,000 in the nine months ended September 30, 2010, reflecting an effective tax rate of 22%. Our effective tax rate for 2011 and 2010 reflects the benefit of having a significant portion of our operations in Singapore where corporate income tax rates are substantially lower than the United States. Fluctuations in the level of income in the United States and Singapore will have an impact on our effective tax rate in any given annual period. Other items favorably impacting our income tax rate in 2011 and 2010 include benefits from the federal research and experimentation (R&D) tax credit and the domestic manufacturer’s production incentive deduction.

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

In analyzing the need for valuation allowances, we first considered our history of cumulative losses for U.S. income tax purposes over the past three years and also gave significant consideration to our results for U.S. income tax purposes over the past five years, as the economic cycles in our industry have tended to average five years in length. We also considered our forecasts of future profitability, the duration of statutory carry forward periods and tax planning alternatives. Finally, we considered the length and severity of the recent global economic crisis, the impact that it had on our operating results and our expectation for rebound given recent signs of recovery in the global economy and more specifically in our markets. After considering all of these factors, and after considering other significant positive evidence, we concluded that a valuation allowance, with respect to substantially all of our U.S. based deferred tax assets, was not required at September 30, 2011.

The valuation allowances at December 31, 2010 and September 30, 2011 were needed for various long-term state tax credit carry forwards, state operating loss carry forwards and capital losses for which recovery is not deemed to be more likely than not.

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

Deferred tax assets at September 30, 2011, include net operating loss carry forwards incurred in the UK by CyberOptics Ltd., which was acquired in 1999. The utilization of these net operating loss carry forwards is dependent on CyberOptics Ltd.’s ability to generate sufficient UK taxable income during the carry forward period.

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

In June 2011, the FASB issued amended disclosure requirements for the presentation of comprehensive income (ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income). The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The FASB subsequently met on October 21, 2011 and decided that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. The remaining changes are effective January 1, 2012. Early application is permitted. There will be no impact to the consolidated financial results as the amendments relate only to changes in financial statement presentation.

In September 2011, the FASB issued an amendment which simplifies how companies test goodwill for impairment (ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment). The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in the goodwill accounting standard. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the new ASU to have a material effect on its financial position, results of operation or cash flows.

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

FORWARD LOOKING STATEMENTS:

The following management’s discussion and analysis contains a number of estimates and predictions that are forward looking rather than based on historical fact. Among other matters, we discuss (i) our level of anticipated revenues and net income for the fourth quarter and full year 2011; (ii) the potential margin improvements resulting from our next-generation solder paste and automated optical inspection (AOI) systems; (iii) the timing of initial revenue and margin improvements from other new products that we have under development, that have been recently introduced or we anticipate introducing in the future; (iv) our expectations regarding market acceptance of WaferSense™ and our other semiconductor products; (v) our beliefs regarding trends in the general economy and its impact on markets for our equipment; and (vi) the impact of currency fluctuations on our operations. Although we have made these statements based on our experience and best estimate of future events, there may be events or factors that we have not anticipated, and the accuracy of our statements and estimates are subject to a number of risks, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The global electronics market strengthened significantly in 2010. We experienced particularly strong demand in the second quarter of 2010, as pent-up demand and an improving economy led to significantly increased sales of alignment sensors and our stand-alone solder paste inspection (SPI) and AOI systems. Sales of sensors continued at these strong levels throughout the remainder of 2010, while systems sales moderated to more normal levels.

Our results for the third quarter and first nine months of 2011 have been driven by strong sales of our stand-alone inspection system products, particularly our new QX500 automated optical inspection (AOI) system. Sales of the QX500 climbed over 40% to a record $5.4 million from $3.8 million in the second quarter and $700,000 in last year’s third quarter. Our QX500 sales were paced by substantial orders from several of the industry’s largest original design manufacturers (ODMs) in Asia, who deployed this new-generation technology on both new and existing production lines. In addition, sales of our SE500 and SE350 solder paste inspection (SPI) systems for the third quarter of 2011 increased 55% from the year-earlier period. Reflecting the strong sales of our AOI and SPI technologies, CyberOptics’ total inspection systems revenues hit a new record of $10.7 million in this year’s third quarter. We posted lower sales of SMT alignment sensors in both the three and nine months ended September 30, 2011 due largely to the general weakening in overall economic conditions. Sales of solar wafer alignment cameras for the photovoltaic cell market were particularly soft in the third quarter, reflecting the continued impact of aggressive production capacity expansion in the solar market during 2010 and early 2011. Partly offsetting weakness in sales of SMT alignment sensors were additional sales of SE500 sensors to German-based Viscom AG, which has integrated CyberOptics’ sensor technology into its SPI platforms.

We expect to attain full-year results toward the lower end of our previously issued 2011 guidance for earnings of $0.62 to $0.69 per diluted share on sales of $60.0 to $63.0 million. This forecast reflects the fact that the fourth quarter is typically a slower sales period for CyberOptics. As was the case in 2011, the second and third quarters mark the peak buying periods for our ODM customers. Although we are anticipating improved fourth quarter system sales on a year-over-year basis, we are forecasting lower quarterly sequential sales of both SMT alignment sensors and inspection systems. We ended the third quarter with an order backlog of $6.3 million, compared to $11.6 million at the beginning of the quarter. As a result, we are forecasting earnings of $0.07 to $0.11 per diluted share on sales of $12.8 to $13.5 million for the fourth quarter of 2011 ending December 31. Realization of our forecast results is subject to risks and uncertainties, including those identified above under “Forward-Looking Statements” and those identified in our Annual Report on Form 10-K for the year ended December 31, 2010.

Segment Results

Operating results for our electronic assembly and semiconductor segments for the three and nine month periods ended September 30, 2011 and 2010 are as follows:

	Three months ended September 30, 2011			Three months ended September 30, 2010
(In thousands)	Electronic Assembly	Semi- Conductor	Total	Electronic Assembly	Semi- Conductor	Total

Revenues	$15,359	$1,729	$17,088	$12,357	$1,788	$14,145
Cost of revenues	9,105	516	9,621	6,990	492	7,482
Gross margin	6,254	1,213	7,467	5,367	1,296	6,663

Research and development expenses	1,508	330	1,838	1,661	253	1,914
Selling, general and administrative expenses	3,067	475	3,542	3,117	413	3,530
Amortization of intangibles	—	18	18	27	18	45

Income from operations	$1,679	$390	$2,069	$562	$612	$1,174

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
(In thousands)	Electronic Assembly	Semi- Conductor	Total	Electronic Assembly	Semi- Conductor	Total

Revenue	$42,036	$5,261	$47,297	$38,722	$4,263	$42,985
Cost of revenue	24,152	1,564	25,716	23,187	1,223	24,410
Gross margin	17,884	3,697	21,581	15,535	3,040	18,575

Research and development expenses	4,702	901	5,603	4,626	772	5,398
Selling, general and administrative expenses	9,570	1,300	10,870	9,313	1,108	10,421
Amortization of intangibles	54	54	108	82	54	136

Income from operations	$3,558	$1,442	$5,000	$1,514	$1,106	$2,620

Revenues

Our revenues increased by 21% to $17.1 million in the three months ended September 30, 2011 from $14.1 million in the three months ended September 30, 2010, and increased by 10% to $47.3 million in the nine months ended September 30, 2011 from $43.0 million in the nine months ended September 30, 2010. The following table sets forth revenues by product line for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010

Electronic Assembly
OEM Alignment Sensors	$4,650	$6,896	$16,916	$18,500
SMT Inspection Systems	10,709	5,461	25,120	20,222
Total Electronic Assembly	15,359	12,357	42,036	38,722
Semiconductor	1,729	1,788	5,261	4,263
Total	$17,088	$14,145	$47,297	$42,985

          Electronic Assembly

Revenue from sales of our OEM alignment sensors decreased by $2.3 million or 33% to $4.6 million in the three months ended September 30, 2011, down from $6.9 million in the three months ended September 30, 2010, and decreased by $1.6 million or 9% to $16.9 million in the nine months ended September 30, 2011, down from $18.5 million in the nine months ended September 30, 2010. Lower sales of non-solar SMT alignment sensors in 2011 resulted largely from the general weakening in overall economic conditions. Revenue from sales of non-solar alignment sensors also decreased in the three and nine months ended September 30, 2011 due to a challenging comparison with the same periods of 2010, when sales of capital equipment for printed circuit board production benefited from pent-up demand as the global economy was emerging from the deep recession in 2009. Sales of solar wafer alignment cameras for the photovoltaic cell market were particularly soft in the three months ending September 30, 2011, reflecting the continued impact of aggressive production capacity expansion in the solar market during 2010 and early 2011. Revenue from sales of solar wafer alignment sensors were $768,000 higher in the nine months ended September 30, 2011, compared to the same period last year, due to aggressive production capacity expansion in the solar market early in 2011.

Revenue from sales of our stand-alone SMT inspection systems products increased by $5.2 million or 96% to $10.7 million in the three months ended September 30, 2011, up from $5.5 million in the three months ended September 30, 2010, and increased by $4.9 million or 24% to $25.1 million in the nine months ended September 30, 2011, up from $20.2 million in the nine months ended September 30, 2010. Sales of automated optical inspection (AOI) systems increased by $3.7 million or 205% in the three months ended September 30, 2011 and increased by $6.7 million or 133% in the nine months ended September 30, 2011, led by our next-generation QX500 AOI system, as we capitalized on our existing relationships with several of the world’s largest ODMs.

Featuring what we believe is the fastest AOI inspection times currently available, the QX500 is based upon a cost-reduced platform that we believe exceeds the performance metrics of competitors’ systems. We believe the QX500 will continue to receive favorable market acceptance, particularly with ODMs, where we have a large, established installed base of SPI systems and where the fast inspection times of the QX500 are required. Increased sales of AOI systems in the nine months ended September 30, 2011 were partially offset by a reduction in sales of our solder paste inspection (SPI) systems. Sales of SPI systems declined by $1.7 million or 13% to $12.1 million in the nine months ended September 30, 2011, from $13.8 million in the nine months ended September 30, 2010, reflecting the challenging comparison with last year when sales of our SE500 SPI system benefited from pent-up demand as the global economy was emerging from the deep recession. Sales of SPI systems increased by $1.5 million or 49% to $4.7 million in the three months ended September 30, 2011, from $3.2 million in the three months ended September 30, 2010. We are anticipating improved fourth quarter system sales on a year-over-year basis, reflecting continued strong demand for our inspection systems from global electronics manufacturers.

We believe that ongoing introduction of new system products addressing different tiers of the market will strengthen our competitive position in the inspection market. For example, we expect to introduce two new products in the fourth quarter: a lower-end AOI tabletop system and a higher-performance SPI system based upon a newly developed dual illumination sensor.

In March 2011, we entered into an OEM agreement with German-based Viscom AG, under which we integrated our SE500 sensor technology into Viscom’s SPI platforms. We realized the initial sales of our SE500 solder paste inspection sensors to Viscom AG in the second quarter of 2011. We believe Viscom’s new platform has enjoyed a strong market acceptance, resulting in additional orders for our SE500 sensors that we anticipate will increase in future periods. This new OEM partnership has the potential to make a significant contribution to our profitability over the next few years.

Export revenue from OEM alignment sensors and SMT inspection systems totaled $14.2 million or 93% of electronic assembly revenue in the three months ended September 30, 2011, compared to $11.8 million or 95% of electronic assembly revenue in the three months ended September 30, 2010. Export revenue from electronic assembly OEM alignment sensors and SMT inspection systems totaled $38.6 million or 92% of electronic assembly revenue in the nine months ended September 30, 2011, compared to $35.4 million or 91% of electronic assembly revenue in the nine months ended September 30, 2010. Sales to international customers continue to be significant, as manufacturing of electronic components has migrated offshore, particularly to China and other areas of Asia.

          Semiconductor

Revenues from semiconductor products were $1.7 million in both the three months ended September 30, 2011 and the three months ended September 30, 2010. Revenues increased by $1.0 million or 23% to $5.3 million in the nine months ended September 30, 2011 from $4.3 million in the nine months ended September 30, 2010. The increase in revenue was primarily due to continuing favorable market acceptance of our new WaferSense™ products.

Our wafer mapper and frame grabber products are relatively mature. We anticipate that future growth in our semiconductor revenues, exclusive of changes related to capital procurement cycles will come from our new WaferSense™ products, a family of wireless, wafer like precision measurement tools for in-situ setup, calibration and process optimization in semiconductor processing equipment. We expect to introduce a new WaferSense™ particle sensor before the end of 2011, and anticipate introducing additional WaferSense™ products in 2012 and 2013. WaferSense revenue was $1.2 million in both the three months ended September 30, 2011 and the three months ended September 30, 2010. WaferSense revenue increased by $1.0 million or 43% to $3.4 million in the nine months ended September 30, 2011 from $2.4 million in the nine months ended September 30, 2010.

Export revenue from semiconductor products totaled $770,000 or 45% of revenue in the three months ended September 30, 2011, compared to $679,000 or 38% of revenue in the three months ended September 30, 2010. Export revenue from semiconductor products totaled $2.6 million or 49% of revenue in the nine months ended September 30, 2011, compared to $1.5 million or 36% of revenue in the nine months ended September 30, 2010. We anticipate that the percentage of export revenue will continue to grow in the future as a higher proportion of our WaferSense™ sales come from international customers compared to our other semiconductor products.

Cost of Revenue and Gross Margin

          Electronic Assembly

Cost of revenue for our electronic assembly segment increased by $2.1 million or 30% in the three months ended September 30, 2011 and increased by $1.0 million or 4% in the nine months ended September 30, 2011, due to the higher level of inspection system sales in both periods. Gross margin as a percentage of electronic assembly sales was 41% in the three months ended September 30, 2011, compared to 43% in the three months ended September 30, 2010, and was 43% in the nine months ended September 30, 2011, compared to 40% in the nine months ended September 30, 2010. The decrease in gross margin percentage in the three months ended September 30, 2011 was due to a shift in our overall sales mix toward lower gross margin inspection systems, particularly SPI systems, which carry a lower gross margin than our AOI systems. Sales of inspection system products increased 96% in the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The improvement in gross margin percentage in the nine months ended September 30, 2011, compared to the same period last year, was due to increased sales of higher margin products, including: (i) solar wafer alignment cameras in the first and second quarters; (ii) SE500 sensors to Viscom; (iii) QX500 AOI systems, as well as the favorable impact of cost reduction programs across all of our electronic assembly products.

We anticipate that gross margins as a percentage of electronic assembly sales in the fourth quarter of 2011 will be slightly above the three months ended September 30, 2011.

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

          Semiconductor

Cost of revenue for our semiconductor segment changed by an insignificant amount in the three months ended September 30, 2011, on virtually unchanged sales when compared to the same period of 2010. Cost of revenue for our semiconductor segment increased by $341,000 or 28% in the nine months ended September 30, 2011 when compared to the same period of 2010 due to the higher level of semiconductor sales in 2011. Gross margin as a percentage of semiconductor sales declined to 70% in the three months ended September 30, 2011 from 72% in the three months ended September 30, 2010 and declined to 70% in the nine months ended September 30, 2011 from 71% in the nine months ended September 30, 2010. The gross margin benefit from higher WaferSense sales in both periods of 2011 was offset by an increase in scrap charges.

We anticipate that gross margins as a percentage of semiconductor sales in the fourth quarter of 2011 will be consistent with the three months ended September 30, 2011.

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

          Electronic Assembly

Research and development expenses for our electronic assembly segment were $1.5 million in the three months ended September 30, 2011, compared to $1.7 million in the three months ended September 30, 2010. Research and development expenses for our electronic assembly segment were $4.7 million in the nine months ended September 30, 2011, compared to $4.6 million in the nine months ended September 30, 2010. The decrease in research and development expenses in the three months ended September 30, 2011 resulted from lower project costs for proto-types and consulting, offset in part by higher costs for additional wages and benefits due to pay increases and headcount additions. The slight increase in research and development expenses in the nine months ended September 30, 2011 resulted from increased inspection system development cost in Singapore due to the weakened United States dollar, higher recruitment costs, along with additional wages and benefits due to annual pay increases and headcount additions in the 2011 period, offset in part by lower project costs for proto-types and consulting. We anticipate that research and development expenses in the fourth quarter of 2011 will be near the third quarter level as development continues on new products, particularly products based on our embedded inspection technology and our stand-alone inspection systems.

Selling, general and administrative expenses for our electronic assembly segment were $3.0 million in the three months ended September 30, 2011, compared to $3.1 million in the three months ended September 30, 2010. Selling, general and administrative expenses for our electronic assembly segment were $9.6 million in the nine months ended September 30, 2011, compared to $9.3 million in the nine months ended September 30, 2010. The slight decrease in selling, general and administrative expense in the three months ended September 30, 2011 was due to a reduction in commissions for third party sales representatives, as more sales were sold through distribution channels, and a $66,000 reduction in our allowance for doubtful accounts, resulting from partial recovery of a receivable we reserved for in a prior period. These decreases were mostly offset by higher costs for business development activities and the impact of the weakening United States dollar on the recorded value of costs attributable to our foreign sales offices. The increase in business development activities and the weaker United States dollar also accounted for the increase in selling, general and administrative expense in the nine months ended September 30, 2011 compared to the prior year period. Costs for third party commissions were also lower in the nine months ended September 30, 2011 as more sales occurred through distribution channels.

We presently anticipate that selling, general and administrative expenses in the fourth quarter of 2011 will be near the level recorded in the three months ended September 30, 2011.

          Semiconductor

Research and development expenses for our semiconductor segment were $330,000 in the three months ended September 30, 2011, compared to $253,000 in the three months ended September 30, 2010. Research and development expenses for our semiconductor segment were $901,000 in the nine months ended September 30, 2011, compared to $772,000 in the nine months ended September 30, 2010. Research and development expenses were higher in the three and nine months ended September 30, 2011 due to increased expenditures for proto-types, certification fees and consulting, reflecting our ongoing investment in the WaferSense™ product line, particularly the new particle sensor we expect to introduce later in 2011.

Selling, general and administrative expenses for our semiconductor segment were $475,000 in the three months ended September 30, 2011 compared to $413,000 in the three months ended September 30, 2010. Selling, general and administrative expenses for our semiconductor segment were $1,300,000 in the nine months ended September 30, 2011, compared to $1,108,000 in the nine months ended September 30, 2010. The increase in expense in the three and nine months ended September 30, 2011 reflects higher WaferSense™ sales through third party sales representatives in 2011, resulting in more third party commission expense. No significant changes are expected in the level of semiconductor operating expenses in the fourth quarter of 2011.

Interest Income and Other

Interest income and other includes interest earned on investments and gains and losses associated with foreign currency transactions and foreign exchange forward contracts used to hedge against the effects of exchange rate fluctuations on intercompany financing transactions associated with our subsidiaries in the United Kingdom and Singapore. Interest income and other decreased in the three and nine months ended September 30, 2011, compared to the same periods of 2010, reflecting lower interest income resulting from lower rates of interest earned on invested funds. Fluctuations in the level of gains and losses associated with foreign currency transactions and foreign exchange forward contracts can also impact the level of interest income and other reported in any given period. Other income from foreign currency transactions and foreign exchange forward contracts was $79,000 in the nine months ended September 30, 2011, compared to a loss of $51,000 in the same period of 2010.

Provision for Income Taxes and Effective Income Tax Rate

In the nine months ended September 30, 2011, we recorded income tax expense of $1,287,000, reflecting an effective tax rate of 25%, compared to income tax expense of $607,000 in the nine months ended September 30, 2010, reflecting an effective tax rate of 22%. Our effective tax rate for 2011 and 2010 reflects the benefit of having a significant portion of our operations in Singapore where corporate income tax rates are substantially lower than the United States. Fluctuations in the level of income in the United States and Singapore will have an impact on our effective tax rate in any given annual period. Other items favorably impacting our income tax rate in 2011 and 2010 include benefits from the federal research and experimentation (R&D) tax credit and the domestic manufacturer’s production incentive deduction.

Order Rate and Backlog

Our orders totaled $11.8 million in the three months ended September 30, 2011, compared to $17.9 million in the three months ended June 30, 2011 and $14.0 million in the three months ended September 30, 2010. Backlog totaled $6.3 million at September 30, 2011, $11.6 million at June 30, 2011 and $12.8 million at September 30, 2010. The scheduled shipment (or estimated timing of revenue for systems recognized upon acceptance) for backlog at September 30, 2011 is as follows:

(In thousands)	Backlog

4th Quarter 2011	$5,659
1st Quarter 2012 and after	669
Total backlog	$6,328

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased by $2.6 million in the nine months ended September 30, 2011, resulting from $5.1 million of cash provided by operating activities and $213,000 of proceeds from the exercise of stock options and share issuances under our employee stock purchase plan, offset in part by $2.0 million of new marketable security purchases, net of proceeds from maturities and sales of marketable securities and purchases of capital assets totaling $602,000. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities, and investment of cash balances in marketable securities, or from other sources of cash, in addition to marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Combined balances of cash and marketable securities increased by $4.5 million to $26.6 million as of September 30, 2011 from $22.1 million as of December 31, 2010.

Operating activities provided $5.1 million of cash in the nine months ended September 30, 2011. Cash provided by operations included net income of $3.8 million, which included non-cash expenses totaling $2.2 million for depreciation and amortization, deferred taxes, non-cash gains and losses from foreign currency transactions and stock compensation expenses.

Changes in operating assets and liabilities using cash included increases in accounts receivable of $2.4 million, decreases in accounts payable of $1.1 million and decreases in advance customer payments of $168,000. Changes in operating assets and liabilities providing cash included decreases in inventory of $1.9 million, increases in accrued expenses and other liabilities of $536,000 and decreases in income tax refunds and deposits of $214,000. The increase in accounts receivable was due to higher sales levels in the third quarter of 2011, compared to the fourth quarter of 2010. Better sales forecasting and inventory management resulted in lower inventory purchases in the third quarter of 2011 and a corresponding reduction in inventory and accounts payable levels. Accrued expenses and other liabilities increased due to higher warranty, commission and incentive compensation accruals, resulting from higher sales levels and improved operating results. Income tax refunds receivable decreased due to receipt of anticipated refunds and usage to pay for higher income tax expense.

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

Investing activities used $2.6 million of cash in the nine months ended September 30, 2011 compared to providing $3.6 million of cash in the same period last year. Changes in the level of investment in marketable securities, resulting from the purchases, sales and maturities of those securities used $2.0 million of cash in the nine months ended September 30, 2011, compared to generating $4.7 million of cash in the same period last year. We used $602,000 of cash in the nine months ended September 30, 2011 and $1.1 million of cash in the nine months ended September 30, 2010 for the purchase of fixed asset and capitalized patent costs.

Financing activities provided $213,000 of cash in the nine months ended September 30, 2011 and $211,000 of cash in the nine months ended September 30, 2010, from the issuance of common stock under our employee stock purchase plan and the exercise of stock options.

At September 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes.

A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. We lease a mixed office and warehouse facility built to our specifications in Golden Valley, Minnesota, which functions as our corporate headquarters and primary manufacturing facility for our sensor products, including the sensors used in our stand-alone systems products and our semiconductor products. In March 2011, we finalized a lease amendment for this facility that became effective July 1, 2011. The amendment provides that we will lease approximately 50,762 square feet of our existing facility through December 31, 2018. Future minimum lease payments due under the lease amendment from July 1, 2011 through December 31, 2018 are approximately $5.1 million. We estimate a reduction in average annual rental expense over the term of the new lease amendment of approximately $270,000 per year. There have been no other significant changes to our contractual obligations in the nine months ended September 30, 2011. At the present time, we have no material commitments for capital expenditures. Purchase commitments for inventory will vary based on the volume of revenue and resulting inventory requirements.

Our cash, cash equivalents and marketable securities totaled $26.6 million at September 30, 2011. We believe that our available balances of cash, cash equivalents and marketable securities will be adequate to fund our cash flow needs for the foreseeable future.

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

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions associated with our subsidiaries in the United Kingdom and Singapore. These transactions are designated as cash flow hedges. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months and, accordingly, at September 30, 2011, all of our open foreign exchange forward contracts had maturities of one year or less. The dollar equivalent gross notional amount of our foreign exchange forward contracts designated as cash flow hedges at September 30, 2011 was approximately $11.3 million.

At September 30, 2011, our open foreign exchange forward contracts were in an unrealized loss position equal to $653,000 on a pre-tax basis due to a significant strengthening of the U.S. dollar in relation to the Singapore dollar in the later part of the third quarter of 2011. If the exchange rate between the U.S. dollar and the Singapore dollar were to remain unchanged over the next twelve months, we would realize this loss through our statement of operations. However, because we do not fully hedge all of our future anticipated cash flows in Singapore dollars, the portion of our costs that we do not hedge would be lower in relation to recent quarters. If the U.S. dollar were to weaken in future periods in relation to the Singapore dollar, the unrealized loss on our open foreign exchange forward contracts would be reduced, but costs that are not hedged would increase. For example, the unrealized pre-tax loss on our open foreign exchange forward contracts outstanding as of October 31, 2011 had been reduced to approximately $180,000, due to a weaker U.S. dollar. The ultimate impact of any fluctuation in the relationship between the U.S. dollar and Singapore dollar is dependent on the level of Singapore denominated cash flows in future periods.

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

In June 2011, the FASB issued amended disclosure requirements for the presentation of comprehensive income (ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income). The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The FASB subsequently met on October 21, 2011 and decided that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. The remaining changes are effective January 1, 2012. Early application is permitted. There will be no impact to the consolidated financial results as the amendments relate only to changes in financial statement presentation.

In September 2011, the FASB issued an amendment which simplifies how companies test goodwill for impairment (ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment). The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in the goodwill accounting standard. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the new ASU to have a material effect on its financial position, results of operation or cash flows.

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

b. During the quarter ended September 30, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101:

Financial statements formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Interim Condensed Consolidated Financial Statements.

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
Dated: November 9, 2011