Form 10-Q
period 2012-03-31
CYBEROPTICS CORP
filed 2012-05-10
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At April 30, 2012, there were 6,933,116 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION
(Unaudited)

(In thousands except share information)	March 31, 2012	December 31, 2011

ASSETS

Cash and cash equivalents	$9,940	$13,791
Marketable securities	11,697	10,640
Accounts receivable, less allowance for doubtful accounts of $890 at March 31, 2012 and $940 at December 31, 2011	10,334	11,909
Inventories	12,550	11,052
Income tax refunds receivable	187	196
Other current assets	1,367	1,238
Deferred tax assets, net	2,381	2,518
Total current assets	48,456	51,344

Marketable securities, long-term	9,737	6,106
Equipment and leasehold improvements, net	1,555	1,400
Intangible and other assets, net	214	230
Goodwill	569	569
Other assets	139	137
Deferred tax assets, net	3,106	3,130
Total assets	$63,776	$62,916

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$5,115	$4,081
Advance customer payments	685	655
Accrued expenses	2,836	3,657
Total current liabilities	8,636	8,393

Deferred rent	388	327
Extended warranty liability	265	353
Deferred tax liability	34	34
Reserve for income taxes	844	840
Total liabilities	10,167	9,947

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 6,933,116 shares issued and outstanding at March 31, 2012 and 6,933,029 shares issued and outstanding at December 31, 2011	31,046	30,965
Accumulated other comprehensive loss	(459)	(926)
Retained earnings	23,022	22,930
Total stockholders’ equity	53,609	52,969
Total liabilities and stockholders’ equity	$63,776	$62,916

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2012	2011

Revenues	$11,280	$13,350
Cost of revenues	6,045	6,743

Gross margin	5,235	6,607

Research and development expenses	1,917	1,818
Selling, general and administrative expenses	3,226	3,657
Amortization of intangibles	—	45

Income from operations	92	1,087

Interest income and other	35	86

Income before income taxes	127	1,173

Income tax provision	35	327

Net income	$92	$846

Net income per share – Basic	$0.01	$0.12
Net income per share – Diluted	$0.01	$0.12

Weighted average shares outstanding – Basic	6,933	6,891
Weighted average shares outstanding – Diluted	6,982	6,935

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2012	2011

Net income	$92	$846
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	211	98
Unrealized gains (losses) on available-for-sale securities	(6)	10
Unrealized gains (losses) on foreign exchange forward contracts:
Unrealized gains (losses) on foreign exchange forward contracts for the period	323	(26)
Reclassification adjustment for gains included in net income	75	27
Total unrealized gains on foreign exchange forward contracts	398	1

Other comprehensive income, before tax	603	109

Income tax expense related to items of other comprehensive income	(136)	(3)

Other comprehensive income, net of tax	467	106

Total comprehensive income	$559	$952

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$92	$846
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	410	643
Provision for doubtful accounts	(48)	—
Deferred taxes	—	255
Foreign currency transaction (gains) losses	10	(80)
Stock compensation costs	105	106
Changes in operating assets and liabilities:
Accounts receivable	1,623	260
Inventories	(1,438)	(359)
Income tax refunds receivable	9	(19)
Other assets	(91)	138
Accounts payable	970	(872)
Advance customer payments	(58)	(298)
Accrued expenses	(379)	(160)
Net cash provided by operating activities	1,205	460

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale marketable securities	2,592	3,735
Proceeds from sales of available-for-sale marketable securities	1,350	1,048
Purchases of available-for-sale marketable securities	(8,638)	(4,040)
Additions to equipment and leasehold improvements	(412)	(76)
Additions to patents	(25)	(29)
Net cash provided by (used in) investing activities	(5,133)	638

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock options	—	—
Net cash provided by financing activities	—	—

Effects of exchange rate changes on cash and cash equivalents	77	24

Net increase (decrease) in cash and cash equivalents	(3,851)	1,122

Cash and cash equivalents – beginning of period	13,791	8,427

Cash and cash equivalents – end of period	$9,940	$9,549

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE (UNAUDITED) INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CYBEROPTICS CORPORATION

1. INTERIM REPORTING:

The interim condensed consolidated financial statements presented herein as of March 31, 2012, and for the three month periods ended March 31, 2012 and 2011, are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three month period ended March 31, 2012 do not necessarily indicate the results to be expected for the full year. The December 31, 2011 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

2. MARKETABLE SECURITIES:

Our investments in marketable securities are classified as available-for-sale and consist of the following:

	March 31, 2012

(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Short-Term
U.S. government and agency obligations	$7,637	$11	$—	$7,648
Corporate debt securities and certificates of deposit	4,044	5	—	4,049
Marketable securities – short-term	$11,681	$16	$—	$11,697

Long-Term
U.S. government and agency obligations	$7,010	$22	$(2)	$7,030
Corporate debt securities and certificates of deposit	2,637	8	(2)	2,643
Equity security	84	—	(20)	64
Marketable securities – long-term	$9,731	$30	$(24)	$9,737

	December 31, 2011

(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Short-Term
U.S. government and agency obligations	$6,495	$8	$—	$6,503
Corporate debt securities and certificates of deposit	4,133	4	—	4,137
Marketable securities – short-term	$10,628	$12	$—	$10,640

Long-Term
U.S. government and agency obligations	$3,653	$28	$(1)	$3,680
Corporate debt securities and certificates of deposit	2,353	9	(2)	2,360
Equity security	84	—	(18)	66
Marketable securities – long-term	$6,090	$37	$(21)	$6,106

Our investments in marketable debt securities all have maturities of less than three years. At March 31, 2012, marketable debt securities valued at $18,126,000 were in an unrealized gain position totaling $46,000 and marketable debt securities valued at $3,244,000 were in an insignificant unrealized loss position totaling $4,000 (all had been in an unrealized loss position for less than twelve months). At December 31, 2011, marketable debt securities valued at $14,207,000 were in an unrealized gain position totaling $49,000 and marketable debt securities valued at $2,473,000 were in an insignificant unrealized loss position totaling $3,000 (all had been in an unrealized loss position for less than twelve months). The one equity security we hold has been in an unrealized loss position for less than one year.

Net pre-tax unrealized gains for marketable securities of $22,000 at March 31, 2012 and $28,000 at December 31, 2011 were recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. In the three months ended March 31, 2012 we received proceeds of $1,350,000 from the sale of marketable securities. In the three months ended March 31, 2011 we received proceeds of $1,048,000 from the sale of marketable securities. No gain or loss was recognized on any of the sales during the three months ended March 31, 2012 or 2011.

Investments in marketable securities classified as cash equivalents of $1,001,000 at March 31, 2012 and $685,000 at December 31, 2011 consist of the following:

	March 31, 2012
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Recorded Basis

U.S. government and agency obligations	$520	$—	$—	$520
Corporate debt securities and certificates of deposit	481	—	—	481
	$1,001	$—	$—	$1,001

	December 31, 2011
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Recorded Basis

U.S. government and agency obligations	$30	$—	$—	$30
Corporate debt securities and certificates of deposit	655	—	—	655
	$685	$—	$—	$685

Cash held in foreign accounts totaled $2,033,000 at March 31, 2012 and $2,296,000 at December 31, 2011.

3. DERIVATIVES:

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions associated with our subsidiaries in the United Kingdom and Singapore. These transactions are designated as cash flow hedges. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Hedge ineffectiveness and the amounts excluded from effectiveness testing recognized in income on cash flow hedges were not material for the three month periods ended March 31, 2012 and March 31, 2011.

The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months. Accordingly, at March 31, 2012 and March 31, 2011, all of our open foreign exchange forward contracts had maturities of one year or less. The dollar equivalent gross notional amount of our foreign exchange forward contracts designated as cash flow hedges was approximately $10.8 million at March 31, 2012 and $9.7 million at March 31, 2011.

The location in the consolidated statements of operations and comprehensive income and amounts of gains and losses related to derivative instruments designated as cash flow hedges are as follows. Reclassifications of amounts from accumulated other comprehensive income into income include accumulated gains (losses) at the time earnings are impacted by the forecasted transaction.

	Three Months Ended March 31, 2012
(In thousands)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income

Cost of sales	$228	$(52)	$—
Research and development	53	(13)	—
Sales and marketing	42	(10)	—
Other income	—	—	—
Total	$323	$(75)	$—

	Three Months Ended March 31, 2011
(In thousands)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income

Cost of sales	$2	$1	$—
Research and development	1	1	—
Sales and marketing	1	1	—
Other income	(30)	(30)	—
Total	$(26)	$(27)	$—

Amounts recorded in accumulated other comprehensive loss for the after tax net unrealized loss associated with cash flow hedging instruments was $63,000 as of March 31, 2012 and $323,000 as of December 31, 2011. We expect to reclassify the March 31, 2012 after tax net unrealized loss recorded in accumulated other comprehensive loss to earnings over the next 12 months with the impact offset by cash flows from underlying hedged items. The fair value of our foreign exchange forward contracts representing a loss in the amount of $97,000 as of March 31, 2012 and $493,000 as of December 31, 2011 has been recorded in accrued expenses in the accompanying consolidated balance sheets.

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

4. FAIR VALUE MEASUREMENTS:

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value: The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our marketable securities and foreign exchange forward contracts as of March 31, 2012 and December 31, 2011 according to the three-level fair value hierarchy:

	Fair Value Measurements at March 31, 2012 Using
(In thousands)	Balance March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$14,678	$—	$14,678	$—
Corporate debt securities and certificates of deposit	6,692	—	6,692	—
Equity security	64	64	—	—
Total marketable securities	$21,434	$64	$21,370	$—

Derivative instruments-liabilities:
Foreign exchange forward contracts	$(97)	$—	$(97)	$—

	Fair Value Measurements at December 31, 2011 Using
(In thousands)	Balance December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$10,183	$—	$10,183	$—
Corporate debt securities and certificates of deposit	6,497	—	6,497	—
Equity security	66	66	—	—
Total marketable securities	$16,746	$66	$16,680	$—

Derivative instruments-liabilities:
Foreign exchange forward contracts	$(493)	$—	$(493)	$—

During the three months ended March 31, 2012 there were no significant transfers to or from the three level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed which merit a transfer between the disclosed levels of the valuation hierarchy.

The fair value for our U.S. government and agency obligations, corporate debt securities and certificates of deposit and asset backed securities are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers. The fair value for our equity security is based on a quoted market price obtained from an active market.

The fair value for our foreign exchange forward contracts are based on foreign currency spot and forward rates obtained from reputable financial institutions with resulting valuations periodically validated by obtaining foreign currency spot rate and forward quotes from other industry standard sources or third party or counterparty quotes. The fair value of our foreign exchange forward contracts representing a loss in the amount of $97,000 as of March 31, 2012 and $493,000 as of December 31, 2011 has been recorded in accrued expenses in the accompanying consolidated balance sheets.

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other current liabilities approximate the related fair values due to the short-term maturities of these instruments. Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value during the three months ended March 31, 2012 or March 31, 2011.

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

Equity based compensation expense in the three months ended March 31, 2012 totaled $105,000 and includes $64,000 for stock option awards, $15,000 for our employee stock purchase plan, and $26,000 for unvested restricted stock units. Equity based compensation expense in the three months ended March 31, 2011 totaled $106,000 and includes $57,000 for stock option awards, $26,000 for our employee stock purchase plan, and $23,000 for unvested restricted stock units.

At March 31, 2012, the total unrecognized compensation cost related to non-vested equity based compensation arrangements was $914,000 and the related weighted average period over which it is expected to be recognized is 2.08 years.

Stock Options

We have two stock incentive plans that are administered under the supervision of the Compensation Committee of the Board of Directors. There are 732,689 shares of common stock reserved in the aggregate for issuance of options and other stock based benefits under these plans, including restricted stock units and share grants to employees, officers and others. Reserved shares underlying canceled options are available for future grant under our active plans. Options are granted at an option price per share equal to or greater than the market value on the date of grant. Generally, options granted to employees vest over a four-year period and expire five, seven, or ten years after the date of grant. As of March 31, 2012, there were 128,163 shares of common stock available under these plans for future issuance to employees, officers and others.

The following is a summary of stock option activity during the three months ended March 31, 2012:

	Options Outstanding	Weighted Average Exercise Price Per Share

Outstanding, December 31, 2011	515,987	$10.07
Granted	105,833	7.30
Exercised	—	—
Expired	(58,000)	12.15
Forfeited	—	—
Outstanding, March 31, 2012	563,820	$9.33

Exercisable, March 31, 2012	332,463	$10.51

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At March 31, 2012, the weighted average remaining contractual term of all outstanding options was 3.94 years and their aggregate intrinsic value was $984,347. At March 31, 2012, the weighted average remaining contractual term of options that were exercisable was 2.68 years and their aggregate intrinsic value was $470,517. There were no proceeds from the exercise of stock options in the three months ended March 31, 2012 or 2011.

The fair values of the options granted to our employees were estimated on the date of grant using the Black-Scholes model. The Black-Scholes valuation model incorporates ranges of assumptions that are disclosed in the table below. The risk-free interest rate is based on the United States Treasury yield curve at the time of grant with a remaining term equal to the expected life of the awards. For options granted in the three months ending March 31, 2012, we estimated the expected term for our graded vesting options, representing the length of time in years that the options are expected to be outstanding, using historical experience. Previously, we used the simplified method for expected term because our historical exercise experience was not expected to be representative of future exercise patterns. Expected volatility was computed based on historical fluctuations in the daily price of our common stock.

For stock options granted during the three months ended March 31, 2012, we utilized the fair value of our common stock on the date of grant and employed the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

2012

Risk-free interest rates	0.86%

Expected life in years	4.95

Expected volatility	45.81%

Dividend yield	0.00%

Weighted average fair value on grant date	$2.94

Restricted Stock Units

Our 1998 Stock Incentive Plan also permits our Compensation Committee to grant other stock-based benefits, including restricted stock units. Restricted stock units are valued at a price equal to the fair market value of our common stock on the date of grant, vest over a four year period and entitle the holders to one share of our common stock for each restricted stock unit. The aggregate fair value of outstanding restricted stock units as of March 31, 2012 was $393,000.

A summary of activity in non-vested restricted stock units for the three months ended March 31, 2012 is as follows:

Non-vested restricted stock units	Shares	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2011	19,404	$7.58
Granted	21,389	7.30
Vested	(87)	7.71
Forfeited	—	—
Non-vested at March 31, 2012	40,706	$7.43

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. There were no shares issued under this plan in the three months ended March 31, 2012 or March 31, 2011. As of March 31, 2012, 186,341 shares remain available for future issuance under this plan.

Stock Grant Plan for Non-Employee Directors

Our stock grant plan for non-employee directors provides for automatic grants of 1,000 shares of our common stock to each of our non-employee directors upon their re-election to the board of directors. The plan provides for a total of 30,000 shares of our common stock for issuance to directors and will expire on May 19, 2018. No shares were issued under this plan in the three months ended March 31, 2012 or March 31, 2011. There are presently 16,000 shares of common stock reserved in the aggregate for future issuance under this plan.

6. INVENTORIES AND WARRANTIES:

Inventories consist of the following:

(In thousands)	March 31, 2012	December 31, 2011

Raw materials and purchased parts	$7,639	$6,893
Work in process	1,227	1,007
Finished goods	3,684	3,152

Total inventories	$12,550	$11,052

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

A reconciliation of the changes in our estimated warranty liability is as follows:

	Three Months Ended March 31,
(In thousands)	2012	2011

Balance at beginning of period	$985	$702
Accrual for warranties	332	185
Settlements made during the period	(301)	(191)

Balance at end of period	$1,016	$696

Extended warranty:

The current portion of our extended warranty liability is included as a component of advance customer payments. A reconciliation of the changes in our extended warranty liability is as follows:

	Three Months Ended March 31,
(In thousands)	2012	2011

Balance at beginning of period	$806	$787
Revenue deferrals	46	86
Amortization of deferred revenue	(105)	(110)
Total extended warranty liability	747	763
Current portion of extended warranty liability	(482)	(410)

Long-term extended warranty liability	$265	$353

7. INTANGIBLE ASSETS:

Intangible assets consist of the following:

	March 31, 2012			December 31, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Developed technology	$7,775	$(7,775)	$—	$7,775	$(7,775)	$—
Patents	2,759	(2,545)	214	2,734	(2,504)	230

	$10,534	$(10,320)	$214	$10,509	$(10,279)	$230

Amortization expense for the three month periods ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
(In thousands)	2012	2011

Developed technology	$—	$45
Patents	41	59

	$41	$104

Intangible and other long lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when future undiscounted cash flows expected to result from use of the asset and eventual disposition are less than the carrying amount.

Amortization of patents and trademarks has been classified as research and development expense in the accompanying statement of operations. Estimated aggregate amortization expense based on current intangibles for the next four years is expected to be as follows: $102,000 for the remainder of 2012, $82,000 in 2013, $29,000 in 2014, and $1,000 in 2015.

8. BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS:

Our electronic assembly segment designs, manufactures and sells optical process control sensors and inspection systems for the electronic assembly equipment market. Our semiconductor segment designs, manufactures and sells optical and other process control sensors and related equipment for the semiconductor capital equipment market. Information regarding our segments is as follows:

	Three Months Ended March 31,
(In thousands)	2012	2011
Revenue:
Electronic Assembly
OEM Sensors	$4,178	$6,092
SMT Systems	5,551	5,379
Total Electronic Assembly	9,729	11,471
Semiconductor	1,551	1,879
Total	$11,280	$13,350

Income (loss) from operations:
Electronic Assembly	$(396)	$585
Semiconductor	488	502
Total income from operations	92	1,087
Interest income and other	35	86
Income before taxes	$127	$1,173

Depreciation and amortization:
Electronic Assembly	$363	$586
Semiconductor	47	57
Total	$410	$643

Export sales were 87% of revenue in the three months ended March 31, 2012 and 85% of revenue in the three months ended March 31, 2011. Virtually all of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended March 31,
(In thousands)	2012	2011

Americas	$497	$474
Europe	3,386	4,529
Asia	5,800	6,161
Other	144	196

Total export sales	$9,827	$11,360

We are dependent upon three electronic assembly customers, Juki, Assembleon, and LaserTek, a distributor of our inspection systems in China, for a significant portion of our total revenue. For the three months ended March 31, 2012, sales to Juki accounted for 19% of our total revenue, sales to Assembleon accounted for 14% of our total revenue and sales to LaserTek accounted for 13% of our total revenue.

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

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount

Three Months Ended March 31, 2012:
Basic	$92	6,933	$0.01
Dilutive effect of common equivalent shares	—	49	—

Dilutive	$92	6,982	$0.01

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount

Three Months Ended March 31, 2011:
Basic	$846	6,891	$0.12
Dilutive effect of common equivalent shares	—	44	—

Dilutive	$846	6,935	$0.12

The calculation of diluted net income per common share excludes 362,000 potentially dilutive shares for the three months ended March 31, 2012 and 321,000 potentially dilutive shares for the three months ended March 31, 2011, because their effect would be anti-dilutive.

10. COMPREHENSIVE INCOME:

Taxes related to items of other comprehensive income are as follows:

(In thousands)	Before Tax Amount	Tax (Expense)/ Benefit	Net of Tax Amount

Three Months Ended March 31, 2012:
Foreign currency translation adjustments	$211	$—	$211
Unrealized losses on available-for-sale securities	(6)	2	(4)
Unrealized gains on foreign exchange forward contracts	323	(112)	211
Reclassification adjustment for gains (losses) on foreign exchange forward contracts included in net income	75	(26)	49

Other comprehensive income (loss)	$603	$(136)	$467

(In thousands)	Before Tax Amount	Tax (Expense)/ Benefit	Net of Tax Amount

Three Months Ended March 31, 2011:
Foreign currency translation adjustments	$98	$—	$98
Unrealized gains on available-for-sale securities	10	(3)	7

Unrealized losses on foreign exchange forward contracts	(26)	9	(17)
Reclassification adjustment for gains (losses) on foreign exchange forward contracts included in net income	27	(9)	18

Other comprehensive income (loss)	$109	$(3)	$106

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

At March 31, 2012 and December 31, 2011 components of accumulated other comprehensive income (loss) is as follows:

(In thousands)	March 31, 2012	December 31, 2011

Unrealized gains on available-for-sale securities	$14	$18
Unrealized losses on effective portion of foreign exchange forward contracts, net	(63)	(323)
Foreign currency translation adjustments	(410)	(621)

Balance at end of period	$(459)	$(926)

11. INCOME TAXES:

In the three months ended March 31, 2012, we recorded income tax expense of $35,000, compared to income tax expense of $327,000 in the same period of last year. Our effective tax rate was 28% in both the first quarter of 2012 and the first quarter of 2011. Our effective tax rate for 2012 and 2011 reflects the benefit of having a significant portion of our operations in Singapore where corporate income tax rates are substantially lower than the United States. Fluctuations in the level of income in the United States and Singapore will have an impact on our effective tax rate in any given annual period. We anticipate that our effective tax rate for all of 2012 will be approximately 25%.

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

In analyzing the need for valuation allowances, we first considered our history of cumulative losses for U.S. income tax purposes over the past three years and also gave significant consideration to our results for U.S. income tax purposes over the past five years, as the economic cycles in our industry have tended to average five years in length. We also considered our forecasts of future profitability, the duration of statutory carry forward periods and tax planning alternatives. Finally, we considered the length and severity of the recent global economic crisis, the impact that it had on our operating results and our expectation for rebound given recent signs of recovery in the global economy and more specifically in our markets. After considering all of these factors, and after considering other significant positive evidence, we concluded that a valuation allowance, with respect to substantially all of our U.S. based deferred tax assets, was not required at March 31, 2012 and December 31, 2011.

Our results in both 2008 and 2009 were negatively impacted by the global economic slowdown, and we incurred a loss in the United States in both 2008 and 2009, where most of our net deferred tax assets are recorded. We recorded a profit in 2010 and 2011. Achievement of ongoing profitability in the United States will be a significant factor in determining our continuing ability to carry these deferred tax assets without recording a valuation allowance. If future results from our operations are less than projected, a valuation allowance may be required against virtually all of our deferred tax assets, which could have a material impact on our results of operations in the period in which it is recorded.

Deferred tax assets at March 31, 2012, include net operating loss carry forwards incurred in the UK by CyberOptics Ltd., which was acquired in 1999. The utilization of these net operating loss carry forwards is dependent on CyberOptics Ltd.’s ability to generate sufficient UK taxable income during the carry forward period.

The valuation allowances at March 31, 2012 and December 31, 2011 are needed for various long-term state tax credit carry forwards, state operating loss carry forwards and capital losses for which recovery is not deemed to be more likely than not.

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

13. RECENT ACCOUNTING DEVELOPMENTS:

In June 2011, the FASB issued amended disclosure requirements for the presentation of comprehensive income (ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income). The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The FASB subsequently met on October 21, 2011 and decided that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. We adopted the remaining amended disclosure requirement changes effective January 1, 2012. Our adoption of the amended disclosure requirements had no impact on our consolidated financial results as the amendments relate only to changes in financial statement presentation.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

The preparation of the financial information contained in this 10-Q requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates on an ongoing basis, including those related to allowances for doubtful accounts and returns, warranty obligations, inventory valuation, the carrying value and any impairment of intangible assets, income taxes and derivatives and hedging activities. These critical accounting policies are discussed in more detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2011.

FORWARD LOOKING STATEMENTS:

The following management’s discussion and analysis contains a number of estimates and predictions that are forward looking rather than based on historical fact. Among other matters, we discuss (i) our level of anticipated revenues, gross margins, expenses, and net income for the second quarter and full year 2012; (ii) the potential margin improvements resulting from our next-generation solder paste inspection (SPI) and automated optical inspection (AOI) systems; (iii) the timing of initial revenue and margin improvements from other new products that we have under development, that have been recently introduced or we anticipate introducing in the future; (iv) our expectations regarding market acceptance of WaferSense™ and our other semiconductor products; (v) our beliefs regarding trends in the general economy and its impact on markets for our equipment; and (vi) the impact of currency fluctuations on our operations. Although we have made these statements based on our experience and best estimate of future events, there may be events or factors that we have not anticipated, and the accuracy of our statements and estimates are subject to a number of risks, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our results in the first three months of 2012 have been impacted by the absence of solar sensor sales and weakness in surface mount technology (SMT) alignment sensors due to weak SMT, semiconductor and solar market conditions. We believe the first quarter of 2012 likely marked the trough of a multi-quarter cyclical downturn in the global electronics industry. We have remained profitable throughout this downturn, in addition to increasing our share of the automated optical inspection market with our family of QX products. We believe this performance reflects the emphasis that we have placed in recent years on developing next-generation inspection systems, which have enabled us to compensate for short-term weakness in our SMT and solar alignment sensor businesses. By establishing a foundation for future growth and profitability, we anticipate improved operating results in future quarters as the global electronics market recovers from its recent period of weakness. In addition to generally weak market conditions, our first quarter operating results reflect the seasonal slowdown that we typically experience in the first and fourth quarters of most years, resulting from the normal buying patterns of our original design manufacturer, or ODM, customers.

Looking ahead to the second quarter, sales of inspection systems are expected to post year-over-year, double-digit growth, paced by continued strengthening of AOI product sales, including the new QX100 tabletop system. Our Asian based original design manufacturer (ODM) customers started placing significant AOI and SPI orders late in the first quarter, consistent with the fact that most new production capacity is installed during the second and third quarters. We ended the first quarter of 2012 with an order backlog of $5.6 million, up from $4.9 million at the end of last year’s fourth quarter. Given these factors, we are forecasting improved operating results for the second quarter of 2012 ending June 30, including strong demand for inspection systems and WaferSense products, the introduction of new products, and strengthening demand for both SMT and solar alignment sensors later in the year.

Segment Results

Operating results for our electronic assembly and semiconductor segments for the three month periods ended March 31, 2012 and 2011 are as follows:

	Three months ended March 31, 2012			Three months ended March 31, 2011
(In thousands)	Electronic Assembly	Semi- Conductor	Total	Electronic Assembly	Semi- Conductor	Total

Revenues	$9,729	$1,551	$11,280	$11,471	$1,879	$13,350
Cost of revenues	5,597	448	6,045	6,143	600	6,743
Gross margin	4,132	1,103	5,235	5,328	1,279	6,607

Research and development expenses	1,633	284	1,917	1,520	298	1,818
Selling, general and administrative expenses	2,895	331	3,226	3,196	461	3,657
Amortization of intangibles	—	—	—	27	18	45

Income (loss) from operations	$(396)	$488	$92	$585	$502	$1,087

Revenues

Our revenues decreased by 16% to $11.3 million in the three months ended March 31, 2012 from $13.4 million in the three months ended March 31, 2011. The following table sets forth revenues by product line for the three month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(In thousands)	2012	2011

Electronic Assembly
OEM Alignment Sensors	$4,178	$6,092
SMT Inspection Systems	5,551	5,379
Total Electronic Assembly	9,729	11,471
Semiconductor	1,551	1,879
Total	$11,280	$13,350

          Electronic Assembly

Revenue from sales of our OEM alignment sensors decreased by $1.9 million or 31% to $4.2 million in the three months ended March 31, 2012, down from $6.1 million in the three months ended March 31, 2011. Sales of OEM alignment sensors declined from the year-earlier period due to sluggish SMT, semiconductor and solar market conditions. Revenue from sales of solar wafer alignment cameras which accounted for $1.6 million of revenue in the first quarter of 2011, were nil in this year’s first quarter, reflecting the continued impact of excess production capacity in the photovoltaic cell market. We do not anticipate any material strengthening in the solar market until later in 2012. Sales of SMT alignment sensors were down $274,000 or 7% in the first quarter of 2012 compared to the first quarter of 2011. We believe sales of OEM alignment sensors should start rebounding in the second half of the year, as we believe the first quarter of 2012 likely marked the trough of a multi-quarter cyclical downturn in the global electronics industry.

Revenue from sales of our stand-alone SMT inspection systems products increased by $172,000 or 3% to $5.6 million in the three months ended March 31, 2012, up from $5.4 million in the three months ended March 31, 2011. Sales of AOI systems increased by $875,000 or 39% in the three months ended March 31, 2012, led by our next-generation QX500 AOI system, as we capitalized both on our existing relationships with several of the world’s largest ODMs and established relationships with 13 new AOI customers.

The QX500 is based upon a cost-reduced platform that we believe offers the fastest AOI inspection times currently available. We believe the QX500 will continue to receive favorable market acceptance, particularly with ODMs, where we have an established installed base of SPI systems and where the fast inspection times of the QX500 are required. Increased sales of AOI systems in the three months ended March 31, 2012 were partially offset by a reduction in sales of our SPI systems. Sales of SPI systems declined by $840,000 or 31% to $1.9 million in the three months ended March 31, 2012, from $2.8 million in the three months ended March 31, 2011, due to an overall sluggish global electronics market and increased competition. We are anticipating an approximate 10% increase in second quarter stand-alone SMT inspection system sales, on a year-over-year basis, reflecting continued strong demand for our inspection systems from global electronics manufacturers.

We believe that ongoing introduction of new system products addressing different tiers of the market will strengthen our competitive position in the inspection market. For example, we recently introduced a new lower-end AOI tabletop system and a higher-performance SPI system based upon a newly developed dual illumination sensor. We realized the initial sales of our new QX100 off-line AOI tabletop system in the first quarter of 2012. Revenue from QX100 off-line AOI tabletop systems totaled $324,000 in the three months ended March 31, 2012.

Export revenue from OEM alignment sensors and SMT inspection systems totaled $9.0 million or 93% of electronic assembly revenue in the three months ended March 31, 2012, compared to $10.5 million or 91% of electronic assembly revenue in the three months ended March 31, 2011. Sales to international customers continue to be significant, as manufacturing of electronic components has migrated offshore, particularly to China and other areas of Asia.

          Semiconductor

Revenues from sales of our semiconductor products decreased by $328,000 or 17% in the three months ended March 31, 2012, from $1.9 million in the three months ended March 31, 2011. The decrease in revenue was primarily due to sluggish market conditions in the global semiconductor market.

Our wafer mapper and frame grabber products are relatively mature. We anticipate that future growth in our semiconductor revenues, exclusive of changes related to capital procurement cycles will come from our new WaferSense™ products, a family of wireless, wafer-like precision measurement tools for in-situ setup, calibration and process optimization in semiconductor processing equipment. In the first quarter of 2012 we introduced our new WaferSense™ particle sensor and anticipate introducing additional WaferSense™ products in future periods. WaferSense revenue decreased by $108,000 or 9% to $1.0 million in the three months ended March 31, 2012 from approximately $1.1 million in the three months ended March 31, 2011. We presently anticipate that revenue from semiconductor products in the second quarter of 2012 will increase by approximately 10% from the first quarter 2012 level as conditions in the global semiconductor market continue to improve.

Export revenue from semiconductor products totaled $777,000 or 50% of revenue in the three months ended March 31, 2012, compared to $898,000 or 48% of revenue in the three months ended March 31, 2011. We anticipate that the percentage of export revenue will continue to grow in the future as a higher proportion of our WaferSense™ sales come from international customers compared to our other semiconductor products.

Cost of Revenue and Gross Margin

          Electronic Assembly

Cost of revenue for our electronic assembly segment decreased by $546,000 or 9% in the three months ended March 31, 2012, due to lower sales volume when compared to the same period of 2011. Gross margin as a percentage of electronic assembly sales was 42% in the three months ended March 31, 2012, compared to 46% in the three months ended March 31, 2011, due largely to the $1.6 million decrease in solar wafer alignment camera revenues, which carry a higher gross margin than our other products. Partially offsetting the negative gross margin impact resulting from the reduced volume of solar wafer alignment cameras are the ongoing shift in our product mix to higher margin QX AOI systems.

We anticipate that gross margins as a percentage of electronic assembly sales in the second quarter of 2012 may decline by a few percentage points when compared to the level in the first quarter of 2012 due to a shift in our overall sales mix toward lower gross margin inspection systems, particularly SPI systems, which carry a lower gross margin than our AOI systems and more high unit volume system sales to Asian ODMs that typically entail lower price points.

The electronic assembly market is highly price competitive, resulting in continual pressure on our gross margins. We compensate for pricing pressure by introducing new products with more features and improved performance and through manufacturing cost reduction programs. For example, our latest stand-alone SMT inspection system products combine a reduction in cost with enhanced performance. Other recently introduced products, including our QX100 off-line AOI tabletop system, solar wafer alignment camera, embedded process verification (EPV) technology and the 3D SE500 SPI sensors we sell to Viscom AG, have more favorable margins than our existing products.

          Semiconductor

Cost of revenue for our semiconductor segment decreased by $152,000 or 25% for the three months ended March 31, 2012, due to lower sales volume when compared to the same period of 2011. Gross margin as a percentage of semiconductor sales increased to 71% in the three months ended March 31, 2012 from 68% in the three months ended March 31, 2011. The gross margin percentage increase was due to lower scrap charges in the first quarter of 2012 when compared to the same period of 2011.

We anticipate that gross margin as a percentage of semiconductor sales in the second quarter of 2012 will be the same or slightly higher than the first quarter of 2012.

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

          Electronic Assembly

Research and development expense for our electronic assembly segment was $1.6 million in the three months ended March 31, 2012, compared to $1.5 million in the three months ended March 31, 2011. The slight increase in research and development expense in the three months ended March 31, 2012 resulted from higher costs for additional wages and benefits due to pay increases and headcount additions, offset in part by lower project development costs for proto-types and contractors. We anticipate that research and development expense in the second quarter of 2012 will be higher than the first quarter level as development continues on new products, particularly our stand-alone SMT inspection system products.

Selling, general and administrative expense for our electronic assembly segment was $2.9 million in the three months ended March 31, 2012, compared to $3.2 million in the three months ended March 31, 2011. The decrease in selling, general and administrative expense in the three months ended March 31, 2012 was due to a reduction in commissions for third party sales representatives, as more sales were sold through distribution channels, reduced travel expense, and a $48,000 reduction in our allowance for doubtful accounts, resulting from partial recovery of a receivable we reserved for in a prior period.

We presently anticipate that selling, general and administrative expense in the second quarter of 2012 will be 10% to 15% above the level recorded in the three months ended March 31, 2012 reflecting increased internal and third party sales commissions on anticipated higher sales.

          Semiconductor

Research and development expense for our semiconductor segment was $284,000 in the three months ended March 31, 2012, compared to $298,000 in the three months ended March 31, 2011. Research and development expense was slightly lower in the first quarter 2012 compared to the first quarter of 2011 due to decreased expenditures for proto-types, partially offset by higher wage and benefit costs.

Selling, general and administrative expenses for our semiconductor segment were $331,000 in the three months ended March 31, 2012 compared to $461,000 in the three months ended March 31, 2011. The decrease in expense in the three months ended March 31, 2012 reflects lower third party sales commission expenses as a result of lower sales. No significant changes are expected in the level of semiconductor operating expenses in the second quarter of 2012.

Interest Income and Other

Interest income and other includes interest earned on investments and gains and losses associated with foreign currency transactions and foreign exchange forward contracts used to hedge against the effects of exchange rate fluctuations on intercompany financing transactions associated with our subsidiaries in the United Kingdom and Singapore. Interest income and other decreased in the three months ended March 31, 2012, compared to the same period of 2011, reflecting lower interest income resulting from lower rates of interest earned on invested funds. In addition, fluctuations in the level of gains and losses associated with foreign currency transactions and foreign exchange forward contracts can also impact the level of interest income and other reported in any given period. Other income from foreign currency transactions and foreign exchange forward contracts was $35,000 in the three months ended March 31, 2012, compared to $76,000 in the same period of 2011.

Provision for Income Taxes and Effective Income Tax Rate

In the three months ended March 31, 2012, we recorded income tax expense of $35,000, compared to income tax expense of $327,000 in the same period of last year. The reduction in income tax expense was due to the lower level of income reported in the first quarter of 2012. Our effective tax rate was 28% in both the first quarter of 2012 and the first quarter of 2011. Our effective tax rate for 2012 and 2011 reflects the benefit of having a significant portion of our operations in Singapore where corporate income tax rates are substantially lower than the United States. Fluctuations in the level of income in the United States and Singapore will have an impact on our effective tax rate in any given annual period. We anticipate that our effective tax rate for all of 2012 will be approximately 25%.

Order Rate and Backlog

Our orders totaled $12.0 million in the three months ended March 31, 2012, compared to $12.3 million in the three months ended December 31, 2011 and $16.8 million in the three months ended March 31, 2011. Backlog totaled $5.6 million at March 31, 2012, $4.9 million at December 31, 2011 and $10.6 million at March 31, 2011. The scheduled shipment (or estimated timing of revenue for systems recognized upon acceptance) for backlog at March 31, 2012 is as follows:

(In thousands)	Backlog

2th Quarter 2012	$4,701
3rd Quarter 2012 and after	891
Total backlog	$5,592

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased by $3.9 million in the three months ended March 31, 2012, resulting from $4.7 million of new marketable security purchases, net of proceeds from maturities and sales of marketable securities and purchases of capital assets totaling $437,000, offset in part by $1.2 million of cash provided by operating activities. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities, and investment of cash balances in marketable securities, or from other sources of cash, in addition to marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Combined balances of cash and marketable securities increased by $837,000 to $31.4 million as of March 31, 2012 from $30.5 million as of December 31, 2011.

Operating activities provided $1.2 million of cash in the three months ended March 31, 2012. Cash provided by operations included net income of $92,000, which included non-cash expenses totaling $477,000 for depreciation and amortization, provision for doubtful accounts, non-cash gains and losses from foreign currency transactions and stock compensation expenses.

Changes in operating assets and liabilities using cash included increases in inventories of $1.4 million, increases in other assets of $91,000, decreases in accrued expenses of $379,000 and decreases in advance customer payments of $58,000. Changes in operating assets and liabilities providing cash included decreases in accounts receivable of $1.6 million and increases in accounts payable of $1.0 million. Inventories increased as first quarter 2012 sales levels were lower than anticipated. Accrued expenses and other liabilities decreased due to lower commission and incentive compensation accruals, resulting from lower sales levels in the first quarter of 2012 and payment of 2011 incentive compensation accruals in the three months ended March 31, 2012. The decrease in accounts receivable was due to lower sales levels in the first quarter of 2012, compared to the fourth quarter of 2011, resulting in more cash receipts compared to new sales in the quarter. The increase in accounts payable resulted from increased material purchases near the end of the first quarter. These materials will be paid for in the second quarter of 2012.

Operating activities provided $460,000 of cash in the three months ended March 31, 2011. Cash provided by operations included net income of $846,000, which included non-cash expenses totaling $924,000 for depreciation and amortization, deferred taxes, non-cash gains and losses from foreign currency transactions and stock compensation costs. Changes in operating assets and liabilities using cash included increases in inventories of $359,000, decreases in accounts payable of $872,000, advance customer payments of $298,000 and accrued expenses of $160,000. Changes in operating assets and liabilities providing cash included decreases in accounts receivable of $260,000 and other assets of $138,000. Inventories were higher due to differences between actual and forecasted sales for varying types of alignment sensors to specific OEM customers, and an increase in customer orders with acceptance conditions at March 31, 2011 compared to December 31, 2010. The decrease in accounts payable resulted from the timing of raw material purchases and the need to pay for more purchases prior to March 31, 2011, as compared to December 31, 2010. Advance customer payments decreased due to typical fluctuations in the timing of customer prepayments. Accrued expenses and other liabilities decreased due to payment of 2010 bonus accruals in the three months ended March 31, 2011. Accounts receivable decreased slightly due to proportionately higher sales of alignment sensors and semiconductor products, as these customers tend to pay faster than our systems customers. Other assets decreased due to collection of accrued interest receivable.

Investing activities used $5.1 million of cash in the three months ended March 31, 2012 compared to providing $638,000 of cash in the same period last year. Changes in the level of investment in marketable securities, resulting from the purchases, sales and maturities of those securities used $4.7 million of cash in the three months ended March 31, 2012, compared to generating $743,000 of cash in the same period last year. We used $437,000 of cash in the three months ended March 31, 2012 for the purchase of fixed asset and capitalized patent costs, compared to using $105,000 of cash for this purpose in the three months ended March 31, 2011.

There were no significant financing activities in either the three months ended March 31, 2012 or the three months ended March 31, 2011.

At March 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes.

A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no significant changes to our contractual obligations in the three months ended March 31, 2012. At the present time, we have no material commitments for capital expenditures. Purchase commitments for inventory will vary based on the volume of revenue and resulting inventory requirements.

Our cash, cash equivalents and marketable securities totaled $31.4 million at March 31, 2012. We believe that our available balances of cash, cash equivalents and marketable securities will be adequate to fund our cash flow needs for the foreseeable future.

Inflation and Foreign Currency Transactions

Changes in our revenues have resulted primarily from changes in the level of unit shipments and the relative strength of the worldwide electronics and semiconductor fabrication capital equipment markets. We believe that inflation has not had a significant effect on our operations.

Virtually all of our international export sales are negotiated, invoiced and paid in U.S. dollars. We manufacture our SMT system products in Singapore and a portion of our raw material purchases are denominated in Singapore dollars. We also have R&D and sales personnel located in Singapore and sales offices located in other parts of the world who are paid in local currency. Although currency fluctuations do not significantly affect our revenue, they can impact our costs and influence the price competitiveness of our products and the willingness of existing and potential customers to purchase units.

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions associated with our subsidiaries in the United Kingdom and Singapore. These transactions are designated as cash flow hedges. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months and, accordingly, at March 31, 2012, all of our open foreign exchange forward contracts had maturities of one year or less. The dollar equivalent gross notional amount of our foreign exchange forward contracts designated as cash flow hedges at March 31, 2012 was approximately $10.8 million.

At March 31, 2012, our open foreign exchange forward contracts were in an unrealized loss position equal to $97,000 on a pre-tax basis due to a strengthening of the U.S. dollar in relation to the Singapore dollar during the time from when we first entered into these contracts through March 31, 2012. If the exchange rate between the U.S. dollar and the Singapore dollar were to remain unchanged over the next twelve months, we would realize this pre-tax loss through our statement of operations. However, because we do not fully hedge all of our future anticipated cash flows in Singapore dollars, the portion of our costs that we do not hedge would be lower in relation to recent quarters. If the U.S. dollar were to weaken in future periods in relation to the Singapore dollar, the unrealized loss on our open foreign exchange forward contracts would be reduced, but costs that are not hedged would increase. The ultimate impact of any fluctuation in the relationship between the U.S. dollar and Singapore dollar is dependent on the level of Singapore denominated cash flows in future periods.

Recent Accounting Developments

In June 2011, the FASB issued amended disclosure requirements for the presentation of comprehensive income (ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income). The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The FASB subsequently met on October 21, 2011 and decided that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. We adopted the remaining amended disclosure requirement change guidance effective January 1, 2012. Our adoption of the amended disclosure requirements had no impact on our consolidated financial results as the amendments relate only to changes in financial statement presentation.

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

b.          During the quarter ended March 31, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results.

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

Dated: May 10, 2012