Form 10-Q
period 2012-06-30
CYBEROPTICS CORP
filed 2012-08-10
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At July 31, 2012, there were 6,957,875 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION
(Unaudited)

(In thousands except share information)	June 30, 2012	December 31, 2011

ASSETS

Cash and cash equivalents	$10,863	$13,791
Marketable securities	10,859	10,640
Accounts receivable, less allowance for doubtful accounts of $860 at June 30, 2012 and $940 at December 31, 2011	8,627	11,909
Inventories	12,249	11,052
Income tax refunds receivable	539	196
Other current assets	1,433	1,238
Deferred tax assets, net	2,372	2,518
Total current assets	46,942	51,344

Marketable securities, long-term	10,566	6,106
Equipment and leasehold improvements, net	1,520	1,400
Intangible and other assets, net	227	230
Goodwill	569	569
Other assets	138	137
Deferred tax assets, net	3,045	3,130
Total assets	$63,007	$62,916

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$4,740	$4,081
Advance customer payments	590	655
Accrued expenses	2,385	3,657
Total current liabilities	7,715	8,393

Deferred rent	462	327
Deferred warranty revenue	197	353
Deferred tax liability	34	34
Reserve for income taxes	820	840
Total liabilities	9,228	9,947

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 6,938,116 shares issued and outstanding at June 30, 2012 and 6,933,029 shares issued and outstanding at December 31, 2011	31,131	30,965
Accumulated other comprehensive loss	(517)	(926)
Retained earnings	23,165	22,930
Total stockholders’ equity	53,779	52,969
Total liabilities and stockholders’ equity	$63,007	$62,916

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011

Revenues	$13,003	$16,859	$24,283	$30,209
Cost of revenues	7,474	9,352	13,519	16,095

Gross margin	5,529	7,507	10,764	14,114

Research and development expenses	2,062	1,947	3,979	3,765
Selling, general and administrative expenses	3,369	3,671	6,595	7,328
Amortization of intangibles	—	45	—	90

Income from operations	98	1,844	190	2,931

Interest income and other	(76)	(7)	(41)	79

Income before income taxes	22	1,837	149	3,010

Income tax provision (benefit)	(121)	439	(86)	766

Net income	$143	$1,398	$235	$2,244

Net income per share – Basic	$0.02	$0.20	$0.03	$0.33
Net income per share – Diluted	$0.02	$0.20	$0.03	$0.32

Weighted average shares outstanding – Basic	6,935	6,894	6,934	6,893
Weighted average shares outstanding – Diluted	6,994	6,948	6,988	6,941

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011

Net income	$143	$1,398	$235	$2,244
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(79)	145	132	243
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities for the period	5	42	(1)	51
Reclassification adjustment for (gains) included in net income	(4)	—	(4)	—
Total unrealized gains (losses) on available-for-sale securities	1	42	(5)	51
Unrealized gains (losses) on foreign exchange forward contracts:
Unrealized gains (losses) on foreign exchange forward contracts for the period	(69)	218	254	190
Reclassification adjustment for (gains) losses included in net income	95	(68)	170	(39)
Total unrealized gains on foreign exchange forward contracts	26	150	424	151

Other comprehensive income (loss), before tax	(52)	337	551	445

Income tax expense related to items of other comprehensive income	(6)	(66)	(142)	(68)

Other comprehensive income (loss), net of tax	(58)	271	409	377

Total comprehensive income	$85	$1,669	$644	$2,621

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$235	$2,244
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	913	1,136
Provision for doubtful accounts	(80)	—
Deferred taxes	—	327
Foreign currency transaction (gains) losses	57	(36)
Realized gains on available for sale securities	(4)	—
Stock compensation costs	253	248
Changes in operating assets and liabilities:
Accounts receivable	3,361	(2,257)
Inventories	(1,441)	(216)
Income tax refunds receivable	(343)	48
Other assets	(143)	213
Accounts payable	622	152
Advance customer payments	(221)	(48)
Accrued expenses	(747)	287
Net cash provided by operating activities	2,462	2,098

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale marketable securities	6,460	5,109
Proceeds from sales of available-for-sale marketable securities	2,304	1,848
Purchases of available-for-sale marketable securities	(13,497)	(9,381)
Additions to equipment and leasehold improvements	(612)	(216)
Additions to patents	(75)	(54)
Net cash used in investing activities	(5,420)	(2,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	12
Net cash provided by financing activities	—	12

Effects of exchange rate changes on cash and cash equivalents	30	15

Net decrease in cash and cash equivalents	(2,928)	(569)

Cash and cash equivalents – beginning of period	13,791	8,427

Cash and cash equivalents – end of period	$10,863	$7,858

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE (UNAUDITED) INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CYBEROPTICS CORPORATION

1. INTERIM REPORTING:

The interim condensed consolidated financial statements presented herein as of June 30, 2012, and for the three and six month periods ended June 30, 2012 and 2011, are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and six month periods ended June 30, 2012 do not necessarily indicate the results to be expected for the full year. The December 31, 2011 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

2. MARKETABLE SECURITIES:

Our investments in marketable securities are classified as available-for-sale and consist of the following:

	June 30, 2012

(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Short-Term
U.S. government and agency obligations	$7,017	$17	$—	$7,034
Corporate debt securities and certificates of deposit	3,820	5	—	3,825
Marketable securities – short-term	$10,837	$22	$—	$10,859

Long-Term
U.S. government and agency obligations	$8,872	$33	$(1)	$8,904
Corporate debt securities and certificates of deposit	1,609	5	(1)	1,613
Equity security	84	—	(35)	49
Marketable securities – long-term	$10,565	$38	$(37)	$10,566

	December 31, 2011

(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value

Short-Term
U.S. government and agency obligations	$6,495	$8	$—	$6,503
Corporate debt securities and certificates of deposit	4,133	4	—	4,137
Marketable securities – short-term	$10,628	$12	$—	$10,640

Long-Term
U.S. government and agency obligations	$3,653	$28	$(1)	$3,680
Corporate debt securities and certificates of deposit	2,353	9	(2)	2,360
Equity security	84	—	(18)	66
Marketable securities – long-term	$6,090	$37	$(21)	$6,106

Our investments in marketable debt securities all have maturities of less than three years. At June 30, 2012, marketable debt securities valued at $17,655,000 were in an unrealized gain position totaling $60,000 and marketable debt securities valued at $3,721,000 were in an insignificant unrealized loss position totaling $2,000 (all had been in an unrealized loss position for less than twelve months). At December 31, 2011, marketable debt securities valued at $14,207,000 were in an unrealized gain position totaling $49,000 and marketable debt securities valued at $2,473,000 were in an insignificant unrealized loss position totaling $3,000 (all had been in an unrealized loss position for less than twelve months).

Our equity security investment was in an unrealized loss position of $35,000 at June 30, 2012 and $18,000 at December 31, 2011, due to weak economic and stock market conditions. We intend to hold this security indefinitely and expect a recovery in value as economic and market conditions improve.

Net pre-tax unrealized gains for marketable securities of $23,000 at June 30, 2012 and $28,000 at December 31, 2011 were recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. In the three months ended June 30, 2012 we received proceeds of $954,000 from the sale of marketable securities. In the six months ended June 30, 2012 we received proceeds of $2,304,000 from the sale of marketable securities. In the three months ended June 30, 2011 we received proceeds of $800,000 from the sale of marketable securities. In the six months ended June 30, 2011 we received proceeds of $1,848,000 from the sale of marketable securities. We recognized a $4,000 gain from the sale of marketable securities in the six months ended June 30, 2012. No gain or loss was recognized on any of the sales during the six months ended June 30, 2011.

Investments in marketable securities classified as cash equivalents of $2,977,000 at June 30, 2012 and $685,000 at December 31, 2011 consist of the following:

	June 30, 2012
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Recorded Basis

U.S. government and agency obligations	$543	$—	$—	$543
Corporate debt securities and certificates of deposit	2,434	—	—	2,434
	$2,977	$—	$—	$2,977

	December 31, 2011
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Recorded Basis

U.S. government and agency obligations	$30	$—	$—	$30
Corporate debt securities and certificates of deposit	655	—	—	655
	$685	$—	$—	$685

Cash held in foreign accounts totaled $3,893,000 at June 30, 2012 and $2,296,000 at December 31, 2011.

3. DERIVATIVES:

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions associated with our subsidiaries in the United Kingdom and Singapore. These transactions are designated as cash flow hedges. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Hedge ineffectiveness and the amounts excluded from effectiveness testing recognized in income on cash flow hedges were not material for the three and six month periods ended June 30, 2012 and June 30, 2011.

The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months. Accordingly, at June 30, 2012 and June 30, 2011, all of our open foreign exchange forward contracts had maturities of one year or less. The dollar equivalent gross notional amount of our foreign exchange forward contracts designated as cash flow hedges was approximately $10.7 million at June 30, 2012 and $9.2 million at June 30, 2011.

The location in the consolidated statements of operations and comprehensive income and amounts of gains and losses related to derivative instruments designated as cash flow hedges are as follows. Reclassifications of amounts from accumulated other comprehensive income into income include accumulated gains (losses) at the time earnings are impacted by the forecasted transaction.

	Three Months Ended June 30, 2012
(In thousands)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income

Cost of sales	$(50)	$(69)	$—
Research and development	(10)	(15)	—
Sales and marketing	(9)	(11)	—
Total	$(69)	$(95)	$—

	Three Months Ended June 30, 2011
(In thousands)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income

Cost of sales	$164	$56	$—
Research and development	39	15	—
Sales and marketing	32	14	—
Other income	(17)	(17)	—
Total	$218	$68	$—

	Six Months Ended June 30, 2012
(In thousands)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income

Cost of sales	$179	$(120)	$—
Research and development	43	(29)	—
Sales and marketing	32	(21)	—
Total	$254	$(170)	$—

	Six Months Ended June 30, 2011
(In thousands)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income

Cost of sales	$166	$57	$—
Research and development	40	16	—
Sales and marketing	32	14	—
Other income	(48)	(48)	—
Total	$190	$39	$—

Amounts recorded in accumulated other comprehensive income (loss) for the after tax net unrealized loss associated with cash flow hedging instruments was $46,000 as of June 30, 2012 and $323,000 as of December 31, 2011. We expect to reclassify the June 30, 2012 after tax net unrealized gain (loss) recorded in accumulated other comprehensive income (loss) to earnings over the next 12 months with the impact offset by cash flows from underlying hedged items. The fair value of our foreign exchange forward contracts representing a loss in the amount of $70,000 as of June 30, 2012 and $493,000 as of December 31, 2011 has been recorded in accrued expenses in the accompanying consolidated balance sheets.

Additional information with respect to the impact of derivative instruments on other comprehensive income is included in Note 11. Additional information with respect to the fair value of derivative instruments is included in Note 4.

Our foreign exchange forward contracts contain credit risk to the extent that our bank counter-parties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counter-parties to major financial institutions. We do not expect material losses as a result of defaults by other parties.

4. FAIR VALUE MEASUREMENTS:

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value: The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our marketable securities and foreign exchange forward contracts as of June 30, 2012 and December 31, 2011 according to the three-level fair value hierarchy:

	Fair Value Measurements at June 30, 2012 Using
(In thousands)	Balance June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$15,938	$—	$15,938	$—
Corporate debt securities and certificates of deposit	5,438	—	5,438	—
Equity security	49	49	—	—
Total marketable securities	$21,425	$49	$21,376	$—

Derivative instruments-liabilities:
Foreign exchange forward contracts	$(70)	$—	$(70)	$—

	Fair Value Measurements at December 31, 2011 Using
(In thousands)	Balance December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$10,183	$—	$10,183	$—
Corporate debt securities and certificates of deposit	6,497	—	6,497	—
Equity security	66	66	—	—
Total marketable securities	$16,746	$66	$16,680	$—

Derivative instruments-liabilities:
Foreign exchange forward contracts	$(493)	$—	$(493)	$—

During the six months ended June 30, 2012 there were no significant transfers to or from the three level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed which merit a transfer between the disclosed levels of the valuation hierarchy.

The fair value for our U.S. government and agency obligations, corporate debt securities and certificates of deposit and asset backed securities are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers. The fair value for our equity security is based on a quoted market price obtained from an active market.

The fair value for our foreign exchange forward contracts is based on foreign currency spot and forward rates obtained from reputable financial institutions with resulting valuations periodically validated by obtaining foreign currency spot rate and forward quotes from other industry standard sources or third party or counterparty quotes. The fair value of our foreign exchange forward contracts representing a loss in the amount of $70,000 as of June 30, 2012 and $493,000 as of December 31, 2011 has been recorded in accrued expenses in the accompanying consolidated balance sheets.

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other current liabilities approximate the related fair values due to the short-term maturities of these instruments. Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value during the six months ended June 30, 2012 or June 30, 2011.

5. ACCOUNTING FOR STOCK-BASED COMPENSATION:

All equity-based payments to employees, including grants of employee stock options and restricted stock units, are recognized as an expense in our consolidated statement of operations based on the grant date fair value of the award. We utilize the straight-line method of expense recognition over the award’s service period for our graded vesting options. The fair value of stock options granted has been determined using the Black-Scholes model. The compensation expense recognized for all equity based awards is net of estimated forfeitures, which are based on historical data. We have classified equity based compensation within our statement of operations in the same manner as our cash based employee compensation costs.

Equity based compensation expense in the three months ended June 30, 2012 totaled $148,000 and includes $65,000 for stock option awards, $15,000 for our employee stock purchase plan, $27,000 for unvested restricted stock units and $41,000 for shares issued to our non-employee directors. Equity based compensation expense in the six months ended June 30, 2012 totaled $253,000 and includes $130,000 for stock option awards, $29,000 for our employee stock purchase plan, $53,000 for unvested restricted stock units and $41,000 for shares issued to our non-employee directors upon their re-election to our board in May 2012.

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

At June 30, 2012, the total unrecognized compensation cost related to non-vested equity based compensation arrangements was $807,000 and the related weighted average period over which it is expected to be recognized is 1.84 years.

Stock Options

We have two stock incentive plans that are administered under the supervision of the Compensation Committee of the Board of Directors. In May 2012, our shareholders approved an amendment to our active stock incentive plan to increase the number of shares that may be issued under the plan by 350,000. Including the newly approved shares, there are 1,064,689 shares of common stock reserved in the aggregate for issuance of options and other stock based benefits under these plans, including restricted stock units and share grants to employees, officers and others. Reserved shares underlying canceled options are available for future grant under our active plan. Options are granted at an option price per share equal to or greater than the market value on the date of grant. Generally, options granted to employees vest over a four-year period and expire five, seven, or ten years after the date of grant. As of June 30, 2012, there were 516,663 shares of common stock available under these plans for future issuance to employees, officers and others.

The following is a summary of stock option activity during the six months ended June 30, 2012:

	Options Outstanding	Weighted Average Exercise Price Per Share

Outstanding, December 31, 2011	515,987	$10.07
Granted	105,833	7.30
Exercised	—	—
Expired	(114,500)	11.88
Forfeited	—	—
Outstanding, June 30, 2012	507,320	$9.08

Exercisable, June 30, 2012	295,463	$10.16

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At June 30, 2012, the weighted average remaining contractual term of all outstanding options was 4.11 years and their aggregate intrinsic value was $617,854. At June 30, 2012, the weighted average remaining contractual term of options that were exercisable was 3.05 years and their aggregate intrinsic value was $365,345. We received no proceeds from the exercise of stock options in the six months ended June 30, 2012. We received proceeds of $12,000 from the exercise of stock options in the six months ended June 30, 2011. The excess tax benefit associated with the exercise of stock options in the six months ended June 30, 2011 was inconsequential.

The fair values of the options granted to our employees were estimated on the date of grant using the Black-Scholes model. The Black-Scholes valuation model incorporates ranges of assumptions that are disclosed in the table below. The risk-free interest rate is based on the United States Treasury yield curve at the time of grant with a remaining term equal to the expected life of the awards. For options granted in the six months ending June 30, 2012, we estimated the expected term for our graded vesting options, representing the length of time in years that the options are expected to be outstanding, using historical experience. Previously, we used the simplified method for expected term because our historical exercise experience was not expected to be representative of future exercise patterns. Expected volatility was computed based on historical fluctuations in the daily price of our common stock.

For stock options granted during the six months ended June 30, 2012, we utilized the fair value of our common stock on the date of grant and employed the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

2012

Risk-free interest rates	0.86%

Expected life in years	4.95

Expected volatility	45.81%

Dividend yield	0.00%

Weighted average fair value on grant date	$2.94

Restricted Stock Units

Our 1998 Stock Incentive Plan also permits our Compensation Committee to grant other stock-based benefits, including restricted stock units. Restricted stock units are valued at a price equal to the fair market value of our common stock on the date of grant, vest over a four year period provided the employee is still working for the company and entitle the holders to one share of our common stock for each restricted stock unit. The aggregate fair value of outstanding restricted stock units as of June 30, 2012 was $344,000.

A summary of activity in non-vested restricted stock units for the six months ended June 30, 2012 is as follows:

Non-vested restricted stock units	Shares	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2011	19,404	$7.58
Granted	21,389	7.30
Vested	(87)	7.71
Forfeited	—	—
Non-vested at June 30, 2012	40,706	$7.43

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. There were no shares issued under this plan in the six months ended June 30, 2012 or June 30, 2011. As of June 30, 2012, 186,341 shares remain available for future issuance under this plan.

Stock Grant Plan for Non-Employee Directors

Our stock grant plan for non-employee directors provides for automatic grants of 1,000 shares of our common stock to each of our non-employee directors upon their re-election to the board of directors. The plan provides for a total of 30,000 shares of our common stock for issuance to directors and will expire on May 19, 2018. We issued a total of 5,000 shares of common stock under this plan in connection with our annual meeting in May 2012, resulting in $41,000 of stock compensation expense in the three and six months ended June 30, 2012. There are presently 11,000 shares of common stock reserved in the aggregate for future issuance under this plan.

6. INVENTORIES AND WARRANTIES:

Inventories consist of the following:

(In thousands)	June 30, 2012	December 31, 2011

Raw materials and purchased parts	$7,135	$6,893
Work in process	1,254	1,007
Finished goods	3,860	3,152

Total inventories	$12,249	$11,052

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

A reconciliation of the changes in our estimated warranty liability is as follows:

	Six Months Ended June 30,
(In thousands)	2012	2011
Balance at beginning of period	$985	$702
Accrual for warranties	466	522
Settlements made during the period	(537)	(467)

Balance at end of period	$914	$757

Deferred warranty revenue:

The current portion of our deferred warranty revenue is included as a component of advance customer payments. A reconciliation of the changes in our deferred warranty revenue is as follows:

	Six Months Ended June 30,
(In thousands)	2012	2011
Balance at beginning of period	$806	$787
Revenue deferrals	94	222
Amortization of deferred revenue	(214)	(223)
Total deferred warranty revenue	686	786
Current portion of deferred warranty revenue	(489)	(464)
Long-term deferred warranty revenue	$197	$322

7. INTANGIBLE ASSETS:

Intangible assets consist of the following:

	June 30, 2012			December 31, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Developed technology	$7,775	$(7,775)	$—	$7,775	$(7,775)	$—
Patents	2,809	(2,582)	227	2,734	(2,504)	230

	$10,584	$(10,357)	$227	$10,509	$(10,279)	$230

Amortization expense for the three and six month periods ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011

Developed technology	$—	$45	$—	$90
Patents	37	51	78	110

	$37	$96	$78	$200

Intangible and other long lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when future undiscounted cash flows expected to result from use of the asset and eventual disposition are less than the carrying amount.

Amortization of patents and trademarks has been classified as research and development expense in the accompanying statement of operations. Estimated aggregate amortization expense based on current intangibles for the next four years is expected to be as follows: $73,000 for the remainder of 2012, $99,000 in 2013, $46,000 in 2014, and $9,000 in 2015.

8. BUSINESS SEGMENTS AND SIGNIFICANT CUSTOMERS:

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

Information regarding our segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Revenue:
Electronic Assembly
OEM Sensors	$4,037	$6,174	$8,215	$12,266
SMT Systems	7,348	9,032	12,899	14,411
Total Electronic Assembly	11,385	15,206	21,114	26,677
Semiconductor	1,618	1,653	3,169	3,532
Total	$13,003	$16,859	$24,283	$30,209

Income (loss) from operations:
Electronic Assembly	$(429)	$1,294	$(825)	$1,879
Semiconductor	527	550	1,015	1,052
Total income from operations	98	1,844	190	2,931
Interest income and other	(76)	(7)	(41)	79
Income before taxes	$22	$1,837	$149	$3,010

Depreciation and amortization:
Electronic Assembly	$456	$441	$819	$1,027
Semiconductor	47	52	94	109
Total	$503	$493	$913	$1,136

Export sales were 87% of revenue in the three and six months ended June 30, 2012. Export sales were 88% of revenue in the three months ended June 30, 2011 and 87% of revenue in the six months ended June 30, 2011. Virtually all of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011

Americas	$608	$392	$1,105	$866
Europe	3,540	4,073	6,926	8,603
Asia	6,939	9,953	12,739	16,114
Other	231	393	375	589

Total export sales	$11,318	$14,811	$21,145	$26,172

Our LaserAlign sensor family has historically accounted for a significant portion of our electronic assembly sales and profitability. Our revenue, results of operations and cash flows would be negatively impacted if our LaserAlign customers, primarily Juki and Assembleon, are unsuccessful selling the products into which our sensors are incorporated, design their products to function without our sensors, purchase sensors from other suppliers, or otherwise terminate their relationships with us.

We are dependent upon three electronic assembly customers, Juki, Assembleon, and LaserTek, a distributor of our inspection systems in China, for a significant portion of our total revenue. For the six months ended June 30, 2012, sales to Juki accounted for 15% of our total revenue, sales to Assembleon accounted for 14% of our total revenue and sales to LaserTek accounted for 13% of our total revenue.

9. SUBSEQUENT EVENT – RE-ORGANIZATION AND RESTRUCTURE CHARGE:

We have initiated steps in the third quarter of 2012 to fully consolidate our Portland-based semiconductor operations into our Minneapolis headquarters facility. We estimate that this consolidation will result in a restructuring charge of approximately $300,000 in the third quarter of 2012. Due to the consolidation initiative, we will no longer manage our semiconductor operations as a separate segment, and we will no longer report semiconductor segment information beginning with the third quarter of 2012.

10. NET INCOME PER SHARE:

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

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount

Three Months Ended June 30, 2012:
Basic	$143	6,935	$0.02
Dilutive effect of common equivalent shares	—	59	—

Dilutive	$143	6,994	$0.02

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount

Three Months Ended June 30, 2011:
Basic	$1,398	6,894	$0.20
Dilutive effect of common equivalent shares	—	54	—

Dilutive	$1,398	6,948	$0.20

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount

Six Months Ended June 30, 2012:
Basic	$235	6,934	$0.03
Dilutive effect of common equivalent shares	—	54	—

Dilutive	$235	6,988	$0.03

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount

Six Months Ended June 30, 2011:
Basic	$2,244	6,893	$0.33
Dilutive effect of common equivalent shares	—	48	(.01)

Dilutive	$2,244	6,941	$0.32

The calculation of diluted net income per common share excludes 332,000 potentially dilutive shares for the three months ended June 30, 2012, 293,000 potentially dilutive shares for the three months ended June 30, 2011, 347,000 potentially dilutive shares for the six months ended June 30, 2012 and 307,000 potentially dilutive shares for the six months ended June 30, 2011 because their effect would be anti-dilutive.

11. COMPREHENSIVE INCOME (LOSS):

Taxes related to items of other comprehensive income (loss) are as follows:

	Three months ended June 30, 2012			Three months ended June 30, 2011
(In thousands)	Before Tax	Tax (Expense)/ Benefit	Net of Tax Amount	Before Tax	Tax (Expense)/ Benefit	Net of Tax Amount

Foreign currency translation adjustments	$(79)	$—	$(79)	$145	$—	$145
Unrealized gains (losses) on available-for-sale securities	5	3	8	42	(15)	27
Reclassification adjustment for (gains) on available-for-sale securities included in net income	(4)	—	(4)	—	—	—
Unrealized gains (losses) on foreign exchange forward contracts	(69)	23	(46)	218	(74)	144
Reclassification adjustment for (gains) losses on foreign exchange forward contracts included in net income	95	(32)	63	(68)	23	(45)

Other comprehensive income (loss)	$(52)	$(6)	$(58)	$337	$(66)	$271

	Six months ended June 30, 2012			Six months ended June 30, 2011
(In thousands)	Before Tax	Tax (Expense)/ Benefit	Net of Tax Amount	Before Tax	Tax (Expense)/ Benefit	Net of Tax Amount

Foreign currency translation adjustments	$132	$—	$132	$243	$—	$243
Unrealized gains (losses) on available-for-sale securities	(1)	5	4	51	(17)	34
Reclassification adjustment for (gains) on available-for-sale securities included in net income	(4)	—	(4)	—	—	—
Unrealized gains (losses) on foreign exchange forward contracts	254	(89)	165	190	(64)	126
Reclassification adjustment for (gains) losses on foreign exchange forward contracts included in net income	170	(58)	112	(39)	13	(26)

Other comprehensive income (loss)	$551	$(142)	$409	$445	$(68)	$377

Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income. Reclassifications to earnings related to cash flow hedging instruments are provided in Note 3. Income taxes are not provided for foreign currency translation adjustments relating to permanent investments in international subsidiaries.

At June 30, 2012 and December 31, 2011 components of accumulated other comprehensive income (loss) are as follows:

(In thousands)	June 30, 2012	December 31, 2011
Unrealized gains on available-for-sale securities	$18	$18
Unrealized losses on effective portion of foreign exchange forward contracts, net	(46)	(323)
Foreign currency translation adjustments	(489)	(621)

Balance at end of period	$(517)	$(926)

12. INCOME TAXES:

In the six months ended June 30, 2012, we recorded an income tax benefit of $86,000, reflecting a tax rate of a negative 58%, compared to income tax expense of $766,000 in the six months ended June 30, 2011, reflecting an effective tax rate of 25%. We have determined that a small fluctuation in our anticipated ordinary loss for one tax jurisdiction would have a significant impact on our 2012 effective tax rate calculation. For this reason, the income tax benefit related to this jurisdiction has been accounted for discretely in the six months ended June 30, 2012. Our effective tax rate for 2012 and 2011 reflects the benefit of having a significant portion of our operations in Singapore where corporate income tax rates are substantially lower than the United States. Fluctuations in the level of income and loss in the United States and Singapore will have an impact on our effective tax rate in any given annual period.

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

In analyzing the need for valuation allowances, we first considered our history of profits and losses for U.S. income tax purposes over the past three years and also gave significant consideration to our results for U.S. income tax purposes over the past five years, as the economic cycles in our industry have tended to average five years in length. We also considered our forecasts of future profitability, the duration of statutory carry forward periods and tax planning alternatives. Finally, we considered the length and severity of the global economic crisis in 2008 and 2009, the impact that it had on our operating results and our expectations for the global economy and more specifically the future outlook for our markets. After considering all of these factors, and after considering other significant positive evidence, we concluded that a valuation allowance, with respect to substantially all of our U.S. based deferred tax assets, was not required at June 30, 2012 and December 31, 2011.

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

Deferred tax assets at June 30, 2012 include net operating loss carry forwards incurred in the UK by CyberOptics Ltd., which was acquired in 1999. The utilization of these net operating loss carry forwards is dependent on CyberOptics Ltd.’s ability to generate sufficient UK taxable income during the carry forward period.

Valuation allowances at June 30, 2012 and at December 31, 2011 in the amount of $833,000 are recorded for various long-term state tax credit carry forwards, state operating loss carry forwards and capital losses for which recovery is not deemed to be more likely than not.

13. CONTINGENCIES:

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

14. RECENT ACCOUNTING DEVELOPMENTS:

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

FORWARD LOOKING STATEMENTS:

The following management’s discussion and analysis contains a number of estimates and predictions that are forward looking rather than based on historical fact. Among other matters, we discuss (i) our level of anticipated revenues, gross margins, expenses, and net income for full year 2012; (ii) the potential margin improvements resulting from our next-generation solder paste inspection (SPI) and automated optical inspection (AOI) systems; (iii) the timing of initial revenue and margin improvements from other new products that we have under development, that have been recently introduced or we anticipate introducing in the future; (iv) our expectations regarding market acceptance of WaferSense™ and our other semiconductor products; (v) the size of an expected third quarter restructuring charge related to the closing of our Portland, Oregon office; (vi) our beliefs regarding trends in the general economy and its impact on markets for our equipment; and (vii) the impact of currency fluctuations on our operations. Although we have made these statements based on our experience and best estimate of future events, there may be events or factors that we have not anticipated, and the accuracy of our statements and estimates are subject to a number of risks, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our results in the first six months of 2012 have been impacted by the absence of solar sensor sales and weakness in surface mount technology (SMT) alignment sensors and stand-alone inspection systems due to weak SMT, semiconductor and solar market conditions. We previously believed that the first quarter of 2012 marked the trough of a multi-quarter cyclical downturn in the global electronics industry. However, the extent of the market downturn caused by continued weakening of the global economy negatively affected our second quarter results. Given widespread market weakness, we experienced reduced year-over-year demand for most of our product categories, although revenue was sequentially higher in the second quarter of 2012. A slowing Chinese economy and continued economic turmoil in Europe were significant contributing factors to the lower demand for our sensor and system products. In addition, sensor sales continued to be affected by the absence of solar sensor sales due to persistently sluggish conditions in the solar market.

Given the prolonged weakness in the global economy, we believe sluggish market conditions will likely extend at least through the end of 2012. Based upon this outlook, we believe our second half sales may be lower than the level posted in this year’s first six months. In order for our products to remain competitive, we believe that it is essential to maintain a talented research and development staff and to continue our initiatives to develop next generation AOI and SPI products and, accordingly, we plan to continue funding our product development initiatives at a relatively high level during the second half of 2012. Such spending during cyclical downturns has allowed us to generate significant sales during corresponding economic and market recoveries. Nevertheless, this level of research and development expenditure may cause maintaining profitability in 2012 to be challenging. Longer term, we remain confident about our future, as we prepare for the next upturn of the electronics market by developing a range of important next-generation products. In addition, we are continuing to evaluate strategic acquisition opportunities as a means of entering into new markets with related technologies.

In the third quarter of 2012, we initiated steps to fully consolidate our Portland-based semiconductor operations into our Minneapolis headquarters facility. We believe this move, which we estimate will result in a restructuring charge of approximately $300,000 in the third quarter, will allow us to accelerate development of our WaferSense products through more efficient access to CyberOptics’ sensor engineering talent, while further streamlining our business. This action will have no impact on our global sales and service capabilities. Due to the consolidation initiative, we will no longer manage our semiconductor operations as a separate segment, and we will no longer report semiconductor segment information beginning with the third quarter of 2012. Sales of our WaferSense product line were up 15% sequentially and 17% year-over-year, and our consolidation initiative will enable WaferSense to remain a growing and important component of our product mix.

Segment Results

Operating results for our electronic assembly and semiconductor segments for the three and six month periods ended June 30, 2012 and 2011 are as follows:

	Three months ended June 30, 2012			Three months ended June 30, 2011
(In thousands)	Electronic Assembly	Semi- Conductor	Total	Electronic Assembly	Semi- Conductor	Total

Revenues	$11,385	$1,618	$13,003	$15,206	$1,653	$16,859
Cost of revenues	7,054	420	7,474	8,904	448	9,352
Gross margin	4,331	1,198	5,529	6,302	1,205	7,507

Research and development expenses	1,778	284	2,062	1,674	273	1,947
Selling, general and administrative expenses	2,982	387	3,369	3,307	364	3,671
Amortization of intangibles	—	—	—	27	18	45

Income (loss) from operations	$(429)	$527	$98	$1,294	$550	$1,844

	Six months ended June 30, 2012			Six months ended June 30, 2011
(In thousands)	Electronic Assembly	Semi- Conductor	Total	Electronic Assembly	Semi- Conductor	Total

Revenues	$21,114	$3,169	$24,283	$26,677	$3,532	$30,209
Cost of revenues	12,651	868	13,519	15,047	1,048	16,095
Gross margin	8,463	2,301	10,764	11,630	2,484	14,114

Research and development expenses	3,411	568	3,979	3,194	571	3,765
Selling, general and administrative expenses	5,877	718	6,595	6,503	825	7,328
Amortization of intangibles	—	—	—	54	36	90

Income (loss) from operations	$(825)	$1,015	$190	$1,879	$1,052	$2,931

Revenues

Our revenues decreased by 23% to $13.0 million in the three months ended June 30, 2012 from $16.9 million in the three months ended June 30, 2011 and decreased by 20% to $24.3 million in the six months ended June 30, 2012 from $30.2 million in the six months ended June 30, 2011. The following table sets forth revenues by product line for the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011

Electronic Assembly
OEM Alignment Sensors	$4,037	$6,174	$8,215	$12,266
SMT Inspection Systems	7,348	9,032	12,899	14,411
Total Electronic Assembly	11,385	15,206	21,114	26,677
Semiconductor	1,618	1,653	3,169	3,532
Total	$13,003	$16,859	$24,283	$30,209

          Electronic Assembly

Sales of OEM alignment sensors declined from the year-earlier periods due to sluggish SMT, semiconductor and solar market conditions and continued weakening of the global economy. Sales of SMT alignment sensors decreased by $1.8 million or 30% to $4.0 million in the three months ended June 30, 2012, down from $5.8 million in the three months ended June 30, 2011, and decreased by $2.0 million or 20% to $8.2 million in the six months ended June 30, 2012, down from $10.2 million in the six months ended June 30, 2011. Reflecting the continued impact of excess production capacity in the photovoltaic cell market, we recorded no revenue from sales of solar wafer alignment cameras during the three and six months ended June 30, 2012, compared to revenue of $400,000 in the second quarter of 2011 and $2.1 million of revenue in the six months ended June 30, 2011. We do not anticipate any material strengthening in the solar market until 2013. Third quarter sensor sales are forecast to decline on both a sequential quarterly and year-over-year basis as our OEM customers continue to work off their sensor inventories resulting from weak end customer demand and soft global economic conditions. At this time, we believe sales of SMT sensors should start rebounding in the fourth quarter, dependent upon some strengthening of the global economy and the electronics market.

Revenue from sales of our stand-alone SMT inspection systems decreased by $1.7 million or 19% to $7.3 million in the three months ended June 30, 2012, down from $9.0 million in the three months ended June 30, 2011, and decreased by $1.5 million or 10% to $12.9 million in the six months ended June 30, 2012, down from $14.4 million in the six months ended June 30, 2011. Sales of stand-alone SMT inspection systems fell below our expectations in the second quarter of 2012 and have decreased in 2012 when compared to the prior year periods, due to continued weakening of the global economy.

Sales of AOI systems increased by $176,000 or 4% to $4.3 million in the three months ended June 30, 2012, from $4.1 million in the three months ended June 30, 2011, and increased by $1.0 million or 16% to $7.4 million in the six months ended June 30, 2012, from $6.3 million in the six months ended June 30, 2011, led by our next-generation QX500 AOI system and our new QX100 and QX100i AOI tabletop systems. We have continued to increase sales of AOI systems by capitalizing on our existing relationships with several of the world’s largest ODMs and by establishing relationships with new AOI customers. The QX family of AOI products is based upon a cost-reduced platform that we believe offers the fastest AOI inspection times currently available. We believe the QX500 will continue to receive favorable market acceptance, particularly with ODMs, where we have an established installed base of SPI systems and where the fast inspection times of the QX500 are required. Our QX100 and QX100i AOI tabletop systems are part of our tiered product strategy and were designed for lower volume production lines that do not require all of the capabilities of our QX500 AOI system. By targeting this segment of the market, we are able to increase our available served market. Revenue from our new AOI tabletop systems totaled $492,000 and $816,000, respectively, in the three and six months ended June 30, 2012. Increased sales of AOI systems in the three and six months ended June 30, 2012 were offset by a reduction in sales of our SPI systems.

Sales of SPI systems declined by $2.1 million or 46% to $2.5 million in the three months ended June 30, 2012, from $4.6 million in the three months ended June 30, 2011, and declined by $2.9 million or 40% in the six months ended June 30, 2012, from $7.3 million in the six months ended June 30, 2011. We believe these sales decreases were due to an overall sluggish global electronics market and increased competition.

We believe that ongoing introduction of new system products addressing different tiers of the market will strengthen our competitive position in the inspection market. Recent examples include our new QX100 and QX100i AOI tabletop systems and a higher-performance SPI system based upon a newly developed dual illumination sensor. We intend to maintain our emphasis on new product development, and to work on next-generation products that we believe will position us to capture additional market share.

Export revenue from OEM alignment sensors and SMT inspection systems totaled $10.5 million or 92% of electronic assembly revenue in the three months ended June 30, 2012, compared to $13.9 million or 91% of electronic assembly revenue in the three months ended June 30, 2011. Export revenue from OEM alignment sensors and SMT inspection systems totaled $19.6 million or 93% of electronic assembly revenue in the six months ended June 30, 2012, compared to $24.3 million or 91% of electronic assembly revenue in the six months ended June 30, 2011. Sales to international customers continue to be significant, as manufacturing of electronic components has migrated offshore, particularly to China and other areas of Asia.

          Semiconductor

Revenues from sales of our semiconductor products decreased by $35,000 or 2% to $1.6 million in the three months ended June 30, 2012, when compared to the three months ended June 30, 2011, and decreased by $363,000 or 10% to $3.2 million in the six months ended June 30, 2012, when compared to the six months ended June 30, 2011. The decrease in revenue was primarily due to sluggish market conditions in the global semiconductor market and continued weakening of the global economy.

Growth in our semiconductor revenues, exclusive of changes related to capital procurement cycles, has come from sales of our new WaferSense™ products, a family of wireless, wafer-like precision measurement tools for in-situ setup, calibration and process optimization in semiconductor processing equipment. In the first quarter of 2012 we introduced our new WaferSense™ particle sensor and anticipate introducing additional WaferSense™ products in future periods. WaferSense revenue increased $171,000 or 17% to $1.2 million in the three months ended June 30, 2012, from $1.0 million in the three months ended June 30, 2011 and increased $63,000 or 3% to $2.3 million in the six months ended June 30, 2012, from $2.2 million in the six months ended June 30, 2011.

Export revenue from semiconductor products totaled $815,000 or 50% of revenue in the three months ended June 30, 2012, compared to $930,000 or 56% of revenue in the three months ended June 30, 2011. Export revenue from semiconductor products totaled $1.6 million or 50% of revenue in the six months ended June 30, 2012, compared to $1.8 million or 52% of revenue in the six months ended June 30, 2011. We anticipate that the percentage of export revenue will grow in the future as a higher proportion of our WaferSense™ sales come from international customers compared to our other semiconductor products.

Cost of Revenue and Gross Margin

          Electronic Assembly

Cost of revenue for our electronic assembly segment decreased by $1.9 million or 21% to $7.1 million in the three months ended June 30, 2012 from $8.9 million in the three months ended June 30, 2011 and decreased by $2.4 million or 16% to $12.7 million in the six months ended June 30, 2012 from $15.0 million in the six months ended June 30, 2011, due to lower sales volume in 2012 compared to the same periods of 2011.

Gross margin as a percentage of electronic assembly sales was 38% in the three months ended June 30, 2012, compared to 41% in the three months ended June 30, 2011, and was 40% in the six months ended June 30, 2012, compared to 44% in the six months ended June 30, 2011. The decrease in gross margin percentage in the three and six months ended June 30, 2012 was due largely to sluggish sales of higher margin SMT alignment sensors, including the absence of revenues from solar wafer alignment cameras. In addition, gross margins on SPI systems have been lower in 2012 due to increased competition. Partially offsetting the negative gross margin impacts noted above, is the ongoing shift in our product mix to higher margin QX AOI systems.

The electronic assembly market is highly price competitive, resulting in continual pressure on our gross margins. We compensate for pricing pressure by introducing new products with more features and improved performance and through manufacturing cost reduction programs. For example, our latest stand-alone SMT inspection system products combine a reduction in cost with enhanced performance. Other recently introduced products, including our off-line and integrated in-line QX100 and QX100i AOI tabletop systems, solar wafer alignment camera, embedded process verification (EPV) technology and the 3D SE500 SPI sensors we sell to Viscom AG, have more favorable margins than our existing products.

          Semiconductor

Cost of revenue for our semiconductor segment decreased by $28,000 or 6% to $420,000 in the three months ended June 30, 2012 and decreased by $180,000 or 17% to $868,000 in the six months ended June 30, 2012, due to lower sales volume when compared to the same periods of 2011. Gross margin as a percentage of semiconductor sales increased to 74% in the three months ended June 30, 2012 from 73% in the three months ended June 30, 2011, and increased to 73% in the six months ended June 30, 2012, compared to 70% in the six months ended June 30, 2011. The gross margin percentage increase was due to increased sales of higher margin WaferSense products in both the three and six months ended June 30, 2012 when compared to the same periods of 2011, and lower scrap charges in the first half of 2012 when compared to the first half of 2011.

Operating Expenses

We believe continued investment in research and development of new products, coupled with continued investment in and development of our sales channel is critical to future growth and profitability. Such spending during cyclical downturns has allowed us to generate significant sales during corresponding economic and market recoveries. Accordingly, we historically have maintained research and development and sales and marketing expenses at relatively high levels, even during periods of recession and downturn in our electronic assembly and semiconductor capital equipment markets, as we continue to fund development of important new products, and continue to invest in our sales channels and develop new sales territories.

          Electronic Assembly

Research and development expense for our electronic assembly segment was $1.8 million in the three months ended June 30, 2012, compared to $1.7 million in the three months ended June 30, 2011. Research and development expense for our electronic assembly segment was $3.4 million in the six months ended June 30, 2012, compared to $3.2 million in the six months ended June 30, 2011. The slight increase in research and development expense in the three and six months ended June 30, 2012 resulted from higher costs for additional wages and benefits due to pay increases and headcount additions, offset in part by lower project development costs for proto-types and contractors.

Selling, general and administrative expense for our electronic assembly segment was $3.0 million in the three months ended June 30, 2012, compared to $3.3 million in the three months ended June 30, 2011. Selling, general, and administrative expense for our electronic assembly segment was $5.9 million in the six months ended June 30, 2012, compared to $6.5 million in the six months ended June 30, 2011. The decrease in selling, general and administrative expense in the three and six months ended June 30, 2012 was due to a reduction in commissions for third party sales representatives due to the overall decline in SMT system sales in 2012 when compared to 2011. Third party sales commissions were also lower in 2012 as more SMT system sales have been transacted through distribution channels. Incentive compensation and internal sales commissions have been lower in 2012 compared to 2011 due to lower levels of revenue and profitability. Selling, general and administrative expense was reduced by $45,000 in the six months ended June 30, 2012 and $76,000 in the six months ended June 30, 2011 due to a reduction in our allowance for doubtful accounts, resulting from partial recovery of a receivable we reserved for in 2009.

          Semiconductor

There has been virtually no change in the level of semiconductor research and development spending in the three or six months ended June 30, 2012, when compared to the same periods of 2011. Research and development expense for our semiconductor segment was $284,000 in the three months ended June 30, 2012, compared to $273,000 in the three months ended June 30, 2011. Research and development expense for our semiconductor segment was $568,000 in the six months ended June 30, 2012, compared to $571,000 in the six months ended June 30, 2011. In the third quarter of 2012, we initiated steps to accelerate development of next-generation WaferSense products by fully consolidating our Portland-based semiconductor operations into our Minneapolis headquarters facility. We believe this move will facilitate more efficient access to our sensor engineering talent, while further streamlining our business.

Selling, general and administrative expense for our semiconductor segment was $387,000 in the three months ended June 30, 2012 compared to $364,000 in the three months ended June 30, 2011. Selling, general and administrative expense for our semiconductor segment was $718,000 in the six months ended June 30, 2012, compared to $825,000 in the six months ended June 30, 2011. The $107,000 or 13% reduction in selling, general and administrative expenses for the six months ended June 30, 2012 was due to the reduction in semiconductor sales during this period, and a reduction in employee wage costs.

Consolidation of Portland Semiconductor operations into Minneapolis headquarters facility

We have initiated steps in the third quarter of 2012 to fully consolidate our Portland-based semiconductor operations into our Minneapolis headquarters facility. We believe this consolidation will result in a restructuring charge of approximately $300,000 that will be recorded in the third quarter of 2012. We believe this move will allow us to accelerate development of our WaferSense products through more efficient access to CyberOptics engineering talent while further streamlining our business. We believe the elimination of duplicate expenses and closer coordination with manufacturing should allow us to improve profitability of the WaferSense product line and be more responsive to customers, and we expect to recover the restructuring charge through cost savings in as little as six months. Due to the consolidation initiative, we will no longer manage our semiconductor operations as a separate segment, and we will no longer report semiconductor segment information beginning with the third quarter of 2012.

On a consolidated basis for the third quarter of 2012, we do not anticipate any significant change in our gross margin percentage or the level of operating expenses we incur, when compared to the second quarter of 2012.

Interest Income and Other

Interest income and other includes interest earned on investments and gains and losses associated with foreign currency transactions and foreign exchange forward contracts used to hedge against the effects of exchange rate fluctuations on intercompany financing transactions associated with our subsidiaries in the United Kingdom and Singapore. Interest income and other decreased in the three and six months ended June 30, 2012, compared to the same periods of 2011, due to losses associated with foreign currency transactions and lower interest income resulting from lower rates of interest earned on invested funds.

Losses from foreign currency transactions and foreign exchange forward contracts were $93,000 in the three months ended June 30, 2012, compared to a loss of $11,000 in the three months ended June 30, 2011. Losses from foreign currency transactions and foreign exchange forward contracts were $58,000 in the six months ended June 30, 2012 compared to a gain of $64,000 in the six months ended June 30, 2011.

Provision for Income Taxes and Effective Income Tax Rate

In the six months ended June 30, 2012, we recorded an income tax benefit of $86,000, compared to income tax expense of $766,000 in the same period of last year. We recorded an income tax benefit in the six months ended June 30, 2012, even though we were profitable during this period on a consolidated basis, reflecting a combination of a loss in one tax jurisdiction where tax rates and the resulting tax benefit are high, and the impact of lower overall tax rates in foreign jurisdictions where we are profitable. Fluctuations in the level of income and loss in the United States and foreign jurisdictions will continue to have an impact on the income tax expense or benefit we recognize in any given annual period.

Order Rate and Backlog

Our orders totaled $11.7 million in the three months ended June 30, 2012, compared to $12.0 million in the three months ended March 31, 2012 and $17.9 million in the three months ended June 30, 2011. Backlog totaled $4.3 million at June 30, 2012, $5.6 million at March 31, 2012 and $11.6 million at June 30, 2011. The scheduled shipment (or estimated timing of revenue for systems recognized upon acceptance) for backlog at June 30, 2012 is as follows:

(In thousands)	Backlog

3rd Quarter 2012	$3,609
4th Quarter 2012 and after	671
Total backlog	$4,280

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased by $2.9 million in the six months ended June 30, 2012, resulting from $4.7 million of new marketable security purchases, net of proceeds from maturities and sales of marketable securities and purchases of fixed asset and capitalized patent costs totaling $687,000, offset in part by $2.5 million of cash provided by operating activities. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities, and investment of cash balances in marketable securities, or from other sources of cash, in addition to marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Combined balances of cash and marketable securities increased by $1.8 to $32.3 million as of June 30, 2012 from $30.5 million as of December 31, 2011.

Operating activities provided $2.5 million of cash in the six months ended June 30, 2012. Cash provided by operations included net income of $235,000, which included non-cash expenses totaling $1.1 million for depreciation and amortization, provision for doubtful accounts, non-cash gains and losses from foreign currency transactions and stock compensation expenses.

Changes in operating assets and liabilities using cash included increases in inventories of $1.4 million, other assets of $143,000, income taxes receivable of $343,000, and decreases in accrued expenses of $747,000 and advance customer payments of $221,000. Changes in operating assets and liabilities providing cash included decreases in accounts receivable of $3.4 million and increases in accounts payable of $622,000. Inventories have increased as 2012 sales levels have been lower than anticipated. Higher income taxes receivable are due to income tax payments made in 2012 and an increase in estimated refundable income taxes. Accrued expenses and other liabilities decreased due to lower commission and incentive compensation accruals, resulting from lower levels of revenue and profitability in 2012 compared to 2011, and payment of 2011 incentive compensation accruals in the six months ended June 30, 2012. The decrease in accounts receivable was due to lower sales levels in the second quarter of 2012, compared to the fourth quarter of 2011, and an improvement in the timing of cash collections from customers. The increase in accounts payable resulted from increased material purchases and a conscious effort on our part to extend the timing of vendor payments. These materials will be paid for in the third quarter of 2012.

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

Investing activities used $5.4 million of cash in the six months ended June 30, 2012 compared to using $2.7 million of cash in the same period last year. Changes in the level of investment in marketable securities, resulting from the purchases, sales and maturities of those securities used $4.7 million of cash in the six months ended June 30, 2012, compared to using $2.4 million of cash in the same period last year. We used $687,000 of cash in the six months ended June 30, 2012 for the purchase of fixed asset and capitalized patent costs, compared to using $270,000 of cash for this purpose in the six months ended June 30, 2011.

There were no significant financing activities in either the six months ended June 30, 2012 or the six months ended June 30, 2011.

At June 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes.

A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no significant changes to our contractual obligations in the six months ended June 30, 2012. At the present time, we have no material commitments for capital expenditures. Purchase commitments for inventory will vary based on the volume of revenue and resulting inventory requirements.

Our cash, cash equivalents and marketable securities totaled $32.3 million at June 30, 2012. We believe that our available balances of cash, cash equivalents and marketable securities will be adequate to fund our cash flow needs for the foreseeable future.

Inflation and Foreign Currency Transactions

Changes in our revenues have resulted primarily from changes in the level of unit shipments and the relative strength of the worldwide electronics and semiconductor fabrication capital equipment markets. We believe that inflation has not had a significant effect on our operations.

Virtually all of our international export sales are negotiated, invoiced and paid in U.S. dollars. We manufacture our SMT system products in Singapore and a portion of our raw material purchases are denominated in Singapore dollars. We also have R&D and sales personnel located in Singapore and sales offices located in other parts of the world that are paid in local currency. Although currency fluctuations do not significantly affect our revenue, they can impact our costs and influence the price competitiveness of our products and the willingness of existing and potential customers to purchase units.

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions associated with our subsidiaries in the United Kingdom and Singapore. These transactions are designated as cash flow hedges. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months and, accordingly, at June 30, 2012, all of our open foreign exchange forward contracts had maturities of one year or less. The dollar equivalent gross notional amount of our foreign exchange forward contracts designated as cash flow hedges at June 30, 2012 was approximately $10.7 million.

At June 30, 2012, our open foreign exchange forward contracts were in an unrealized loss position equal to $70,000 on a pre-tax basis due to a strengthening of the U.S. dollar in relation to the Singapore dollar during the time from when we first entered into these contracts through June 30, 2012. If the exchange rate between the U.S. dollar and the Singapore dollar were to remain unchanged over the next twelve months, we would realize this pre-tax loss through our statement of operations. However, because we do not fully hedge all of our future anticipated cash flows in Singapore dollars, the portion of our costs that we do not hedge would be lower in relation to recent quarters. If the U.S. dollar were to weaken in future periods in relation to the Singapore dollar, the unrealized loss on our open foreign exchange forward contracts would be reduced, but costs that are not hedged would increase. The ultimate impact of any fluctuation in the relationship between the U.S. dollar and Singapore dollar is dependent on the level of Singapore denominated cash flows in future periods.

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

b.     During the quarter ended June 30, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 10, 2012