Form 10-Q
period 2012-09-30
CYBEROPTICS CORP
filed 2012-11-09
CIK 768411

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At October 31, 2012, there were 6,963,500 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION
(Unaudited)

(In thousands, except share information)	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$9,382	$13,791
Marketable securities	12,086	10,640
Accounts receivable, less allowance for doubtful accounts of $845 at
September 30, 2012 and $940 at December 31, 2011	9,061	11,909
Inventories	12,269	11,052
Income tax refunds receivable	381	196
Other current assets	1,622	1,238
Deferred tax assets, net	2,270	2,518
Total current assets	47,071	51,344

Marketable securities, long-term	9,738	6,106
Equipment and leasehold improvements, net	1,771	1,400
Intangible and other assets, net	208	230
Goodwill	569	569
Other assets	142	137
Deferred tax assets, net	3,014	3,130
Total assets	$62,513	$62,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,283	$4,081
Advance customer payments	595	655
Accrued expenses	2,344	3,657
Total current liabilities	7,222	8,393

Deferred rent	435	327
Deferred warranty revenue	189	353
Deferred tax liability	34	34
Reserve for income taxes	773	840
Total liabilities	8,653	9,947

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 6,957,875 shares issued and outstanding at September 30, 2012 and 6,933,029 shares issued and
outstanding at December 31, 2011	31,324	30,965
Accumulated other comprehensive loss	(182)	(926)
Retained earnings	22,718	22,930
Total stockholders’ equity	53,860	52,969
Total liabilities and stockholders’ equity	$62,513	$62,916

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Revenues	$11,558	$17,088	$35,841	$47,297
Cost of revenues	6,477	9,621	19,996	25,716

Gross margin	5,081	7,467	15,845	21,581

Research and development expenses	2,129	1,838	6,108	5,603
Selling, general and administrative expenses	3,324	3,542	9,919	10,870
Restructuring and severance costs	217	—	217	—
Amortization of intangibles	—	18	—	108

Income (loss) from operations	(589)	2,069	(399)	5,000

Interest income and other	94	18	53	97

Income (loss) before income taxes	(495)	2,087	(346)	5,097

Income tax provision (benefit)	(48)	521	(134)	1,287

Net income (loss)	$(447)	$1,566	$(212)	$3,810

Net income (loss) per share – Basic	$(0.06)	$0.23	$(0.03)	$0.55
Net income (loss) per share – Diluted	$(0.06)	$0.22	$(0.03)	$0.55

Weighted average shares outstanding – Basic	6,951	6,914	6,940	6,900
Weighted average shares outstanding – Diluted	6,951	6,962	6,940	6,948

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Net income (loss)	$(447)	$1,566	$(212)	$3,810
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	212	(271)	344	(28)
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) on available-for-sale securities for the period	(72)	(27)	(73)	25
Reclassification adjustment for (gains) included in net income (loss)	(2)	—	(6)	—
Total unrealized gains (losses) on available-for-sale securities	(74)	(27)	(79)	25
Unrealized gains (losses) on foreign exchange forward contracts:
Unrealized gains (losses) on foreign exchange forward contracts for the period	290	(747)	544	(557)
Reclassification adjustment for (gains) losses included in net income (loss)	—	(57)	170	(96)
Total unrealized gains (losses) on foreign exchange forward contracts	290	(804)	714	(653)

Other comprehensive income (loss), before tax	428	(1,102)	979	(656)

Income tax provision (benefit) related to items of other comprehensive income (loss)	93	(282)	235	(213)

Other comprehensive income (loss), net of tax	335	(820)	744	(443)

Total comprehensive income (loss)	$(112)	$746	$532	$3,367

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CYBEROPTICS CORPORATION

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(212)	$3,810
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,368	1,586
Provision for doubtful accounts	(95)	(72)
Deferred taxes	—	457
Foreign currency transaction (gains) losses	(19)	(68)
Realized gains on available-for-sale securities	(6)	—
Stock compensation costs	349	343
Changes in operating assets and liabilities:
Accounts receivable	2,943	(2,365)
Inventories	(1,435)	1,928
Income tax refunds receivable	(185)	214
Other assets	(79)	4
Accounts payable	95	(1,149)
Advance customer payments	(224)	(168)
Accrued expenses	(810)	536
Net cash provided by operating activities	1,690	5,056

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale marketable securities	10,584	7,571
Proceeds from sales of available-for-sale marketable securities	2,936	2,800
Purchases of available-for-sale marketable securities	(18,681)	(12,334)
Additions to equipment and leasehold improvements	(1,086)	(536)
Additions to patents	(95)	(66)
Net cash used in investing activities	(6,342)	(2,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	12
Proceeds from issuance of common stock under employee stock purchase plan	139	201
Net cash provided by financing activities	139	213

Effects of exchange rate changes on cash and cash equivalents	104	(85)

Net increase (decrease) in cash and cash equivalents	(4,409)	2,619

Cash and cash equivalents – beginning of period	13,791	8,427
Cash and cash equivalents – end of period	$9,382	$11,046

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE (UNAUDITED) INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION

1.  INTERIM REPORTING:

The interim condensed consolidated financial statements presented herein as of September 30, 2012, and for the three and nine month periods ended September 30, 2012 and 2011, are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and nine month periods ended September 30, 2012 do not necessarily indicate the results to be expected for the full year. The December 31, 2011 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

2.  MARKETABLE SECURITIES:

Our investments in marketable securities are classified as available-for-sale and consist of the following:

	September 30, 2012
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$7,050	$9	$(27)	$7,032
Corporate debt securities and certificates of deposit	5,047	7	—	5,054
Marketable securities – short-term	$12,097	$16	$(27)	$12,086
Long-Term
U.S. government and agency obligations	$8,731	$27	$(23)	$8,735
Corporate debt securities and certificates of deposit	798	3	—	801
Asset backed securities	165	—	—	165
Equity security	84	—	(47)	37
Marketable securities – long-term	$9,778	$30	$(70)	$9,738

	December 31, 2011
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$6,495	$8	$—	$6,503
Corporate debt securities and certificates of deposit	4,133	4	—	4,137
Marketable securities – short-term	$10,628	$12	$—	$10,640
Long-Term
U.S. government and agency obligations	$3,653	$28	$(1)	$3,680
Corporate debt securities and certificates of deposit	2,353	9	(2)	2,360
Equity security	84	—	(18)	66
Marketable securities – long-term	$6,090	$37	$(21)	$6,106

Our investments in marketable debt securities all have maturities of less than three years. At September 30, 2012, marketable debt securities valued at $17,208,000 were in an unrealized gain position totaling $46,000 and marketable debt securities valued at $4,579,000 were in an unrealized loss position totaling $50,000 (all had been in an unrealized loss position for less than twelve months). At December 31, 2011, marketable debt securities valued at $14,207,000 were in an unrealized gain position totaling $49,000 and marketable debt securities valued at $2,473,000 were in an insignificant unrealized loss position totaling $3,000 (all had been in an unrealized loss position for less than twelve months).

Our equity security investment was in an unrealized loss position of $47,000 at September 30, 2012 and $18,000 at December 31, 2011, due to weak economic and market conditions. We intend to hold this security indefinitely and expect a recovery in value as economic and market conditions improve.

Net pre-tax unrealized losses for marketable securities of $51,000 at September 30, 2012 and net pre-tax unrealized gains for marketable securities of $28,000 at December 31, 2011 were recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. In the three months ended September 30, 2012 we received proceeds of $632,000 from the sale of marketable securities. In the nine months ended September 30, 2012 we received proceeds of $2,936,000 from the sale of marketable securities. In the three months ended September 30, 2011 we received proceeds of $952,000 from the sale of marketable securities. In the nine months ended September 30, 2011 we received proceeds of $2,800,000 from the sale of marketable securities. We recognized a $6,000 gain from the sale of marketable securities in the nine months ended September 30, 2012. No gain or loss was recognized on any of the sales during the nine months ended September 30, 2011.

Investments in marketable securities classified as cash equivalents of $2,562,000 at September 30, 2012 and $685,000 at December 31, 2011 consist of the following:

	September 30, 2012
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Recorded Basis
U.S. government and agency obligations	$26	$—	$—	$26
Corporate debt securities and certificates of deposit	2,536	—	—	2,536
	$2,562	$—	$—	$2,562

	December 31, 2011
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Recorded Basis
U.S. government and agency obligations	$30	$—	$—	$30
Corporate debt securities and certificates of deposit	655	—	—	655
	$685	$—	$—	$685

Cash held in foreign accounts totaled $1,978,000 at September 30, 2012 and $2,296,000 at December 31, 2011.

3.  DERIVATIVES:

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions associated with our subsidiaries in the United Kingdom and Singapore. These transactions are designated as cash flow hedges. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Hedge ineffectiveness and the amounts excluded from effectiveness testing recognized in income on cash flow hedges were not material for the three and nine month periods ended September 30, 2012 and September 30, 2011.

The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months. Accordingly, at September 30, 2012 and September 30, 2011, all of our open foreign exchange forward contracts had maturities of one year or less. The dollar equivalent gross notional amount of our foreign exchange forward contracts designated as cash flow hedges was approximately $9.6 million at September 30, 2012 and $11.3 million at September 30, 2011.

Reclassifications of amounts from accumulated other comprehensive income (loss) into income include accumulated gains (losses) at the time earnings are impacted by the forecasted transaction. The location in the consolidated statements of operations and comprehensive income (loss) and amounts of gains and losses related to derivative instruments designated as cash flow hedges are as follows:

	Three Months Ended September 30, 2012
(In thousands)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Cost of sales	$200	$2	$—
Research and development	51	(2)	—
Sales and marketing	39	—	—
Total	$290	$—	$—

	Three Months Ended September 30, 2011
(In thousands)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Cost of sales	$(510)	$44	$—
Research and development	(136)	6	—
Sales and marketing	(105)	3	—
Other income	4	4	—
Total	$(747)	$57	$—

	Nine Months Ended September 30, 2012
(In thousands)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Cost of sales	$379	$(119)	$—
Research and development	93	(30)	—
Sales and marketing	72	(21)	—
Total	$544	$(170)	$—

	Nine Months Ended September 30, 2011
(In thousands)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Cost of sales	$(344)	$101	$—
Research and development	(95)	22	—
Sales and marketing	(74)	17	—
Other income	(44)	(44)	—
Total	$(557)	$96	$—

Amounts recorded in accumulated other comprehensive income (loss) for the after tax net unrealized gain or loss associated with cash flow hedging instruments was a gain of $141,000 as of September 30, 2012 and a loss of $323,000 as of December 31, 2011. We expect to reclassify the September 30, 2012 after tax net unrealized gain recorded in accumulated other comprehensive income (loss) to earnings over the next 12 months with the impact offset by cash flows from underlying hedged items. The fair value of our foreign exchange forward contracts representing a gain in the amount of $216,000 as of September 30, 2012 has been recorded in other current assets. The fair value of our foreign exchange forward contracts representing a loss in the amount of $493,000 as of December 31, 2011 has been recorded in accrued expenses.

Additional information with respect to the impact of derivative instruments on other comprehensive income (loss) is included in Note 12. Additional information with respect to the fair value of derivative instruments is included in Note 4.

Our foreign exchange forward contracts contain credit risk to the extent that our bank counter-parties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counter-parties to major financial institutions. We do not expect material losses as a result of defaults by other parties.

4.  FAIR VALUE MEASUREMENTS:

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our marketable securities and foreign exchange forward contracts as of September 30, 2012 and December 31, 2011 according to the three-level fair value hierarchy:

		Fair Value Measurements at September 30, 2012 Using
(In thousands)	Balance September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$15,767	$—	$15,767	$—
Corporate debt securities and certificates of deposit	5,855	—	5,855	—
Asset backed securities	165	—	165	—
Equity security	37	37	—	—
Total marketable securities	$21,824	$37	$21,787	$—

Derivative instruments-assets:
Foreign exchange forward contracts	$216	$—	$216	$—

		Fair Value Measurements at December 31, 2011 Using
(In thousands)	Balance December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$10,183	$—	$10,183	$—
Corporate debt securities and certificates of deposit	6,497	—	6,497	—
Equity security	66	66	—	—
Total marketable securities	$16,746	$66	$16,680	$—

Derivative instruments-liabilities:
Foreign exchange forward contracts	$(493)	$—	$(493)	$—

During the nine months ended September 30, 2012 there were no significant transfers to or from the three level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed which merit a transfer between the disclosed levels of the valuation hierarchy.

The fair value for our U.S. government and agency obligations, corporate debt securities and certificates of deposit and asset backed securities are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers. The fair value for our equity security is based on a quoted market price obtained from an active market.

The fair value for our foreign exchange forward contracts is based on foreign currency spot and forward rates obtained from reputable financial institutions with resulting valuations periodically validated by obtaining foreign currency spot rate and forward quotes from other industry standard sources or third party or counterparty quotes. The fair value of our foreign exchange forward contracts representing a gain in the amount of $216,000 as of September 30, 2012 has been recorded in other current assets. The fair value of our foreign exchange forward contracts representing a loss in the amount of $493,000 as of December 31, 2011 has been recorded in accrued expenses.

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, and all current liabilities approximate the related fair values due to the short-term maturities of these instruments. Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value during the nine months ended September 30, 2012 or September 30, 2011.

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

Equity based compensation expense in the three months ended September 30, 2012 totaled $95,000 and includes $60,000 for stock option awards, $13,000 for our employee stock purchase plan, and $22,000 for unvested restricted stock units. Equity based compensation expense in the nine months ended September 30, 2012 totaled $349,000 and includes $190,000 for stock option awards, $43,000 for our employee stock purchase plan, $75,000 for unvested restricted stock units and $41,000 for shares issued to our non-employee directors upon their re-election to our board in May 2012.

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

At September 30, 2012, the total unrecognized compensation cost related to non-vested equity based compensation arrangements was $725,000 and the related weighted average period over which it is expected to be recognized is 1.65 years.

Stock Options

We have two stock incentive plans that are administered under the supervision of the Compensation Committee of the Board of Directors. In May 2012, our shareholders approved an amendment to our active stock incentive plan to increase the number of shares that may be issued under the plan by 350,000 shares. Including the newly approved shares, there are 1,056,689 shares of common stock reserved in the aggregate for issuance of options and other stock based benefits under these plans, including restricted stock units and share grants to employees, officers and others. Reserved shares underlying canceled options are available for future grant under our active plan. Options are granted at an option price per share equal to or greater than the market value on the date of grant. Generally, options granted to employees vest over a four-year period and expire seven or ten years after the date of grant. As of September 30, 2012, there were 530,905 shares of common stock available under these plans for future issuance to employees, officers and others.

The following is a summary of stock option activity during the nine months ended September 30, 2012:

	Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2011	515,987	$10.07
Granted	105,833	7.30
Exercised	—	—
Expired	(130,500)	12.19
Forfeited	(4,687)	7.22
Outstanding, September 30, 2012	486,633	$8.92

Exercisable, September 30, 2012	281,693	$9.88

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At September 30, 2012, the weighted average remaining contractual term of all outstanding options was 3.93 years and their aggregate intrinsic value was $311,189. At September 30, 2012, the weighted average remaining contractual term of options that were exercisable was 2.89 years and their aggregate intrinsic value was $235,205. We received no proceeds from the exercise of stock options in the nine months ended September 30, 2012. We received proceeds of $12,000 from the exercise of stock options in the nine months ended September 30, 2011. The excess tax benefit associated with the exercise of stock options in the nine months ended September 30, 2011 was inconsequential.

The fair values of the options granted to our employees were estimated on the date of grant using the Black-Scholes model. The Black-Scholes valuation model incorporates ranges of assumptions that are disclosed in the table below. The risk-free interest rate is based on the United States Treasury yield curve at the time of grant with a remaining term equal to the expected life of the awards. For options granted in the nine months ending September 30, 2012, we estimated the expected term for our graded vesting options, representing the length of time in years that the options are expected to be outstanding, using historical experience. Previously, we used the simplified method for expected term because our historical exercise experience was not expected to be representative of future exercise patterns. Expected volatility was computed based on historical fluctuations in the daily price of our common stock.

For stock options granted during the nine months ended September 30, 2012, we utilized the fair value of our common stock on the date of grant and employed the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

2012
Risk-free interest rates	0.86%
Expected life in years	4.95
Expected volatility	45.81%
Dividend yield	0.00%
Weighted average fair value on grant date	$2.94

Restricted Stock Units

Our 1998 Stock Incentive Plan also permits our Compensation Committee to grant other stock-based benefits, including restricted stock units. Restricted stock units are valued at a price equal to the fair market value of our common stock on the date of grant, vest over a four year period provided the employee is still working for the company and entitle the holders to one share of our common stock for each restricted stock unit. The aggregate fair value of outstanding restricted stock units as of September 30, 2012 was $284,000.

A summary of activity in non-vested restricted stock units for the nine months ended September 30, 2012 is as follows:

Non-vested restricted stock units	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	19,404	$7.58
Granted	21,389	7.30
Vested	(87)	7.71
Forfeited	(1,555)	7.23
Non-vested at September 30, 2012	39,151	$7.44

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. There were 19,759 shares issued under this plan in the nine months ended September 30, 2012 and 25,003 shares issued in the nine months ended September 30, 2011. As of September 30, 2012, 166,582 shares remain available for future issuance under this plan.

Stock Grant Plan for Non-Employee Directors

Our stock grant plan for non-employee directors provides for automatic grants of 1,000 shares of our common stock to each of our non-employee directors upon their re-election to the board of directors. The plan provides for a total of 30,000 shares of our common stock for issuance to directors and will expire on May 19, 2018. We issued a total of 5,000 shares of common stock under this plan in connection with our annual meeting in May 2012, resulting in $41,000 of stock compensation expense in the nine months ended September 30, 2012. There are presently 11,000 shares of common stock reserved in the aggregate for future issuance under this plan.

6.  INVENTORIES AND WARRANTIES:

Inventories consist of the following:

(In thousands)	September 30, 2012	December 31, 2011
Raw materials and purchased parts	$7,536	$6,893
Work in process	1,728	1,007
Finished goods	3,005	3,152
Total inventories	$12,269	$11,052

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

A reconciliation of the changes in our estimated warranty liability is as follows:

	Nine Months Ended September 30,
(In thousands)	2012	2011
Balance at beginning of period	$985	$702
Accrual for warranties	616	944
Settlements made during the period	(779)	(752)
Balance at end of period	$822	$894

Deferred warranty revenue:

The current portion of our deferred warranty revenue is included as a component of advance customer payments. A reconciliation of the changes in our deferred warranty revenue is as follows:

	Nine Months Ended September 30,
(In thousands)	2012	2011
Balance at beginning of period	$806	$787
Revenue deferrals	181	342
Amortization of deferred revenue	(336)	(350)
Total deferred warranty revenue	651	779
Current portion of deferred warranty revenue	(462)	(574)
Long-term deferred warranty revenue	$189	$205

7.  INTANGIBLE ASSETS:

Intangible assets consist of the following:

	September 30, 2012			December 31, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$7,775	$(7,775)	$—	$7,775	$(7,775)	$—
Patents	2,829	(2,621)	208	2,734	(2,504)	230
	$10,604	$(10,396)	$208	$10,509	$(10,279)	$230

Amortization expense for the three and nine month periods ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Developed technology	$—	$18	$—	$108
Patents	39	47	117	157
	$39	$65	$117	$265

Intangible and other long lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when future undiscounted cash flows expected to result from use of the asset and eventual disposition are less than the carrying amount.

Amortization of patents and trademarks has been classified as research and development expense in the accompanying statement of operations. Estimated aggregate amortization expense based on current intangibles for the next four years is expected to be as follows: $37,000 for the remainder of 2012, $106,000 in 2013, $52,000 in 2014, and $13,000 in 2015.

8.  GOODWILL:

We assess our goodwill for impairment in the fourth quarter of each year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In the third quarter of 2012, our stock market capitalization fell below our net book value for a period of more than 30 days, indicating that the value of our goodwill might be impaired.

In evaluating whether goodwill was impaired, we compared the fair value of CyberOptics to its net book value or carrying value (Step 1 of the impairment test). In calculating fair value, we used the income approach. The income approach is a valuation technique under which we estimate future cash flows using financial forecasts. Future estimated cash flows are discounted to their present value to calculate fair value. When considering fair value, we also gave consideration to the control premium in excess of CyberOptics current share price that might be obtained from a third party acquirer. In the situation where net book value or carrying value exceeds fair value, the amount of impairment loss must be measured. The measurement of impairment (Step 2 of the impairment test) is calculated by determining the implied fair value of goodwill, which equals the excess of any remaining fair value over the fair values assigned to other assets and liabilities. Goodwill impairment is measured as the excess of the carrying amount of goodwill over its implied fair value.

In determining fair value under the income approach, our expected cash flows are affected by various assumptions. Fair value on a discounted cash flow basis uses our business plan and projections as the basis for expected future cash flow forecasts, with an estimation of residual growth rates thereafter. We utilized a 20% discount rate and a 5% terminal growth rate for our 2011 goodwill impairment test. The significant assumptions incorporated in the cash flow forecasts used for our third quarter 2012 goodwill impairment test include a 15% discount rate and a 5% terminal growth rate. We believe the significant assumptions used in our 2012 goodwill impairment test are reflective of the assumptions currently used in the marketplace to evaluate fair value. Our recent analyses indicate that our goodwill at September 30, 2012 in the amount of $569,000 is not impaired.

9.  SIGNIFICANT CUSTOMERS:

Export sales were 84% of revenue in the three months ended September 30, 2012 and 86% of revenue in the nine months ended September 30, 2012. Export sales were 88% of revenue in the three months ended September 30, 2011 and 87% of revenue in the nine months ended September 30, 2011. Virtually all of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Americas	$172	$399	$1,276	$1,265
Europe	3,513	3,146	10,438	11,749
Asia	5,943	11,160	18,681	27,272
Other	79	286	455	875
Total export sales	$9,707	$14,991	$30,850	$41,161

Our LaserAlign sensor family has historically accounted for a significant portion of our sales and profitability. Our revenue, results of operations and cash flows would be negatively impacted if our LaserAlign customers, primarily Juki and Assembleon, are unsuccessful selling the products into which our sensors are incorporated, design their products to function without our sensors, purchase sensors from other suppliers, or otherwise terminate their relationships with us.

We are dependent upon three customers, Juki, Assembleon, and LaserTek, a distributor of our inspection systems in China, for a significant portion of our total revenue. For the nine months ended September 30, 2012, sales to Juki accounted for 13% of our total revenue, sales to Assembleon accounted for 13% of our total revenue and sales to LaserTek accounted for 11% of our total revenue.

10.  RE-ORGANIZATION AND RESTRUCTURE CHARGE:

We incurred severance and relocation costs starting in July 2012 in connection with our decision to close our Portland, Oregon office where our semiconductor research and development occurred. All semiconductor research and development activity has been transferred to our Minneapolis, Minnesota headquarters. We believe the elimination of duplicate expenses and closer coordination with manufacturing should allow us to improve our profitability and be more responsive to customers, and we expect to recover the restructuring charge through cost savings in less than six months. The transition of semiconductor product development was substantially complete by the end of the third quarter 2012. Due to the consolidation initiative, we are no longer managing our semiconductor operations as a separate segment, and we are no longer reporting semiconductor segment information beginning with the third quarter of 2012.

All of the severance and relocation costs relating to the third quarter 2012 transition of our semiconductor research and development from Portland to Minneapolis have been classified as restructuring and severance costs in our statement of operations. Severance and relocation expenses related to these actions were $217,000 in the three and nine months ended September 30, 2012. A summary of our severance and relocation accrual is as follows:

(In thousands)	Q3 2012 Severance	Q3 2012 Relocation	Total
Balance, June 30, 2012	$—	$—	$—
Cost incurred	153	64	217
Payments made	122	49	171
Balance, September 30, 2012	$31	$15	$46

The remaining accrued severance and relocation in the amount of $46,000 at September 30, 2012 will be paid prior to December 31, 2012. We estimate potential annual savings of up to $700,000 from our decision to consolidate semiconductor research and development in Minneapolis.

11.  NET INCOME (LOSS) PER SHARE:

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income (loss) per diluted share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of common shares to be issued upon exercise of stock options, restricted stock units and from participation in our employee stock purchase plan, as calculated using the treasury stock method. All potentially dilutive common equivalent shares are excluded from the calculation of net loss per diluted share due to their anti-dilutive effect. As a result, no common equivalent shares were included in the calculation of net loss per diluted share for the three and nine months ended September 30, 2012. The components of net income (loss) per basic and diluted share are as follows:

(In thousands except per share amounts)	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended September 30, 2012:
Basic	$(447)	6,951	$(0.06)
Dilutive effect of common equivalent shares	—	—	—
Dilutive	$(447)	6,951	$(0.06)

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended September 30, 2011:
Basic	$1,566	6,914	$0.23
Dilutive effect of common equivalent shares	—	48	(0.01)
Dilutive	$1,566	6,962	$0.22

(In thousands except per share amounts)	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Nine Months Ended September 30, 2012:
Basic	$(212)	6,940	$(0.03)
Dilutive effect of common equivalent shares	—	—	—
Dilutive	$(212)	6,940	$(0.03)

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Nine Months Ended September 30, 2011:
Basic	$3,810	6,900	$0.55
Dilutive effect of common equivalent shares	—	48	—
Dilutive	$3,810	6,948	$0.55

The calculation of diluted net income (loss) per common share excludes 551,000 potentially dilutive shares for the three months ended September 30, 2012, 336,000 potentially dilutive shares for the three months ended September 30, 2011, 585,000 potentially dilutive shares for the nine months ended September 30, 2012 and 316,000 potentially dilutive shares for the nine months ended September 30, 2011 because their effect would be anti-dilutive.

12.  COMPREHENSIVE INCOME (LOSS):

Taxes related to items of other comprehensive income (loss) are as follows:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
(In thousands)	Before Tax	Tax Provision /(Benefit)	Net of Tax Amount	Before Tax	Tax Provision /(Benefit)	Net of Tax Amount
Foreign currency translation adjustments	$212	$—	$212	$(271)	$—	$(271)
Unrealized losses on available-for-sale securities	(72)	(9)	(63)	(27)	(9)	(18)
Reclassification adjustment for gains on available-for-sale securities included in net income (loss)	(2)	(1)	(1)	—	—	—
Unrealized gains (losses) on foreign exchange forward contracts	290	103	187	(747)	(273)	(474)
Reclassification adjustment for gains on foreign exchange forward contracts included in net income (loss)	—	—	—	(57)	—	(57)
Other comprehensive income (loss)	$428	$93	$335	$(1,102)	$(282)	$(820)

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
(In thousands)	Before Tax	Tax Provision /(Benefit)	Net of Tax Amount	Before Tax	Tax Provision /(Benefit)	Net of Tax Amount
Foreign currency translation adjustments	$344	$—	$344	$(28)	$—	$(28)
Unrealized gains (losses) on available-for-sale securities	(73)	(14)	(59)	25	9	16
Reclassification adjustment for gains on available-for-sale securities included in net income (loss)	(6)	(1)	(5)	—	—	—
Unrealized gains (losses) on foreign exchange forward contracts	544	192	352	(557)	(222)	(335)
Reclassification adjustment for (gains) losses on foreign exchange forward contracts included in net income (loss)	170	58	112	(96)	—	(96)
Other comprehensive income (loss)	$979	$235	$744	$(656)	$(213)	$(443)

Reclassification adjustments are made to avoid double counting in comprehensive income (loss) items that are also recorded as part of net income (loss). Reclassifications to earnings related to cash flow hedging instruments are provided in Note 3. Income taxes are not provided for foreign currency translation adjustments relating to permanent investments in international subsidiaries.

At September 30, 2012 and December 31, 2011 components of accumulated other comprehensive income (loss) are as follows:

(In thousands)	September 30, 2012	December 31, 2011
Unrealized gains (losses) on available-for-sale securities	$(46)	$18
Unrealized gains (losses) on effective portion of
foreign exchange forward contracts, net	141	(323)
Foreign currency translation adjustments	(277)	(621)
Balance at end of period	$(182)	$(926)

13.  INCOME TAXES:

In the nine months ended September 30, 2012, we recorded an income tax benefit of $134,000, reflecting an effective tax rate of a negative 39%, compared to income tax expense of $1,287,000 in the nine months ended September 30, 2011, reflecting an effective tax rate of 25%. Our effective tax rate for 2012 and 2011 reflects the benefit of having a significant portion of our operations in Singapore where corporate income tax rates are substantially lower than the United States. Fluctuations in the level of income and loss in the United States and Singapore will have an impact on our effective tax rate in any given annual period.

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

In analyzing the need for valuation allowances, we first considered our history of profits and losses for U.S. income tax purposes over the past three years and also gave significant consideration to our results for U.S. income tax purposes over the past five years, as the economic cycles in our industry have tended to average five years in length. We also considered our forecasts of future profitability, the duration of statutory carry forward periods and tax planning alternatives. Finally, we considered the length and severity of the global economic crisis in 2008 and 2009, the impact that it had on our operating results and our expectations for the global economy and more specifically the future outlook for our markets. After considering all of these factors, and after considering other significant positive evidence, we concluded that a valuation allowance, with respect to substantially all of our U.S. based deferred tax assets, was not required at September 30, 2012 and December 31, 2011.

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

Deferred tax assets at September 30, 2012 include net operating loss carry forwards incurred in the UK by CyberOptics Ltd., which was acquired in 1999. The utilization of these net operating loss carry forwards is dependent on CyberOptics Ltd.’s ability to generate sufficient UK taxable income during the carry forward period.

Valuation allowances at September 30, 2012 and December 31, 2011 in the amount of $833,000 are recorded for various long-term state tax credit carry forwards, state operating loss carry forwards and capital losses for which recovery is not deemed to be more likely than not.

The Internal Revenue Service recently concluded an audit of our 2010 federal income tax return. The audit resulted in no change to our reported level of taxable income or income tax liability.

14.  CONTINGENCIES:

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

15.  RECENT ACCOUNTING DEVELOPMENTS:

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

16.  SHARE REPURCHASE:

Our board of directors recently authorized a $3.0 million share repurchase program. The common stock will be acquired from time to time in open market transactions, block purchases and other transactions complying with the Securities and Exchange Commission’s Rule 10b-18. We intend to adopt a 10b5-1 trading plan to implement the repurchase program.

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

FORWARD LOOKING STATEMENTS:

The following management’s discussion and analysis contains a number of estimates and predictions that are forward looking rather than based on historical fact. Among other matters, we discuss (i) our level of anticipated revenues, gross margins, expenses, and net income or loss for full year 2012; (ii) the potential margin improvements resulting from our next-generation products; (iii) the timing of initial revenue and margin improvements from other new products that we have under development, that have been recently introduced or we anticipate introducing in the future; (iv) our beliefs regarding trends in the general economy and its impact on markets for our equipment; (v) the need for a valuation allowance with respect to our deferred tax assets and (vi) the impact of currency fluctuations on our operations. Although we have made these statements based on our experience and best estimate of future events, there may be events or factors that we have not anticipated, and the accuracy of our statements and estimates are subject to a number of risks, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our results in the first nine months of 2012 have been impacted by the absence of solar sensor sales and weakness in surface mount technology (SMT) alignment sensors and stand-alone inspection systems due to a persistently sluggish global economy and weak SMT, semiconductor and solar market conditions. As a result, we have experienced reduced year over year demand for our SMT sensor and system products through the first nine months of 2012. Backlog at September 30, 2012 totaled $2.2 million, compared to $4.3 million at the end of this year’s second quarter. We believe this factor, combined with ongoing weakness in the global electronics industry, will result in a sequential decline in fourth quarter sales and most likely a loss for the fourth quarter. Although soft market conditions are expected to continue at least through the first quarter of 2013, we believe our ongoing investments in new and enhanced products will position CyberOptics to take optimum advantage of the next market upturn.

Despite the challenging economic environment, CyberOptics’ financial condition remains very strong. Cash and marketable securities were $31.2 million at the end of the third quarter, down modestly from $32.3 million at the end of the second quarter but up from $30.5 million at December 31, 2011. Our sizable cash position is allowing us to maintain our strong commitment to the development of important next-generation products that, we believe, will position us to capture additional share as the electronics market rebounds. Under development are enhanced dual lane and dual illumination solder paste inspection (SPI) systems, as well as enhanced QX tabletop and QX in-line automated optical inspection AOI systems. Development of next-generation alignment sensors for key OEM customers is nearing completion and will be introduced shortly. In addition, we are continuing to evaluate strategic acquisition opportunities as a means for entering new markets with related technologies.

In the third quarter of 2012, we consolidated research and development for our semiconductor products into our Minneapolis headquarters facility. We believe this move, which resulted in a restructuring charge of $217,000, will allow us to accelerate development of our WaferSense products through more efficient access to CyberOptics’ sensor engineering talent, while further streamlining our business. This action had no impact on our global sales and service capabilities. Due to the consolidation initiative, we will no longer manage our semiconductor operations as a separate segment, and we will no longer report semiconductor segment information. Sales of our WaferSense product line were up 28% sequentially and 27% year-over-year. Our consolidation initiative will enable WaferSense to remain an important component of our product mix.

Reflecting their confidence in our future as one of the world’s leading providers of SMT electronics and semiconductor productivity solutions, our board of directors has authorized a $3.0 million share repurchase program. The common stock will be acquired from time to time in open market transactions, block purchases and other transactions complying with the Securities and Exchange Commission’s Rule 10b-18. We intend to adopt a 10b5-1 trading plan to implement the repurchase program.

Revenues

Our revenues decreased by 32% to $11.6 million in the three months ended September 30, 2012 from $17.1 million in the three months ended September 30, 2011 and decreased by 24% to $35.8 million in the nine months ended September 30, 2012 from $47.3 million in the nine months ended September 30, 2011. The following table sets forth revenues by product for the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
OEM Alignment Sensors	$3,029	$4,650	$11,243	$16,916
Semiconductor Sensors	1,923	1,729	5,092	5,261
SMT Inspection Systems	6,606	10,709	19,506	25,120
Total	$11,558	$17,088	$35,841	$47,297

Sales of OEM alignment sensors declined from the year-earlier periods due to a persistently sluggish global economy and weak SMT, semiconductor and solar market conditions. Sales of SMT alignment sensors decreased by $1.6 million or 35% to $3.0 million in the three months ended September 30, 2012, down from $4.6 million in the three months ended September 30, 2011, and decreased by $5.7 million or 34% to $11.2 million in the nine months ended September 30, 2012, down from $16.9 million in the nine months ended September 30, 2011. Reflecting the continued impact of excess production capacity in the photovoltaic cell market, we recorded no revenue from sales of solar wafer alignment cameras during the three and nine months ended September 30, 2012, or the three months ended September 30, 2011. Sales of solar wafer alignment cameras in the nine months ended September 30, 2011 totaled $2.1 million, with all of the sales occurring in the first six months of the year. We do not anticipate any material strengthening in the solar market until 2013. Fourth quarter sensor sales are forecast to decline on both a sequential quarterly and year-over-year basis as our OEM customers continue to reduce their sensor inventories resulting from weak end customer demand and soft global economic conditions.

Revenues from sales of our semiconductor products increased by $194,000 or 11% to $1.9 million in the three months ended September 30, 2012, from $1.7 million in the three months ended September 30, 2011, and decreased by $169,000 or 3% to $5.1 million in the nine months ended September 30, 2012, from $5.3 million in the nine months ended September 30, 2011. The increase in revenue in the three months ended September 30, 2012 resulted from strong growth in sales of our productivity enhancing WaferSense product line, offset in part by continuing declines in sales of older wafer mapper and frame grabber products. The decrease in revenue for the nine months ended September 30, 2012 was due to continuing declines in sales of older wafer mapper and frame grabber products, offset in part by higher WaferSense sales. Sales of WaferSense products increased $330,000 or 27% to $1.5 million in the three months ended September 30, 2012, from $1.2 million in the three months ended September 30, 2011, and increased $392,000 or 12% to $3.8 million in the nine months ended September 30, 2012, from $3.4 million in the nine months ended September 30, 2011.

Revenue from sales of our stand-alone SMT inspection systems decreased by $4.1 million or 38% to $6.6 million in the three months ended September 30, 2012, down from $10.7 million in the three months ended September 30, 2011, and decreased by $5.6 million or 22% to $19.5 million in the nine months ended September 30, 2012, down from $25.1 million in the nine months ended September 30, 2011. Sales of stand-alone SMT inspection systems decreased in 2012 when compared to the prior year periods, due to the persistently sluggish global economy and weak market conditions.

Sales of AOI systems decreased by $1.4 million or 26% to $4.0 million in the three months ended September 30, 2012, from $5.4 million in the three months ended September 30, 2011, and decreased by $386,000 or 3% to $11.4 million in the nine months ended September 30, 2012, from $11.8 million in the nine months ended September 30, 2011. Although all SMT inspection system sales were impacted by weak market conditions, AOI systems sales benefited from our new QX100 and QX100i AOI tabletop systems which were introduced early in 2012. Revenue from our new AOI tabletop systems totaled $565,000 in the three months ended September 30, 2012 and $1.4 million in the nine months ended September 30, 2012. Our QX family of AOI products offer what we believe are the fastest AOI inspection times currently available. We believe the QX500 will continue to receive favorable market acceptance, particularly with original design manufacturers, where we have an established installed base of SPI systems and where the fast inspection times of the QX500 are required.

Sales of SPI systems declined by $2.6 million or 55% to $2.1 million in the three months ended September 30, 2012, from $4.7 million in the three months ended September 30, 2011, and declined by $5.6 million or 46% to $6.5 million in the nine months ended September 30, 2012, from $12.1 million in the nine months ended September 30, 2011. We believe these sales decreases were due to an overall sluggish global electronics market and increased competition in the SPI market.

We believe that ongoing introduction of new system products addressing different tiers of the market will strengthen our competitive position in the inspection market. Recent examples include our new QX100 and QX100i AOI tabletop systems and a higher-performance SPI system based upon a newly developed dual illumination sensor. We intend to maintain our emphasis on new product development and to work on next-generation products that we believe will position us to capture additional market share.

Export revenue totaled $9.7 million or 84% of total revenue in the three months ended September 30, 2012, compared to $15.0 million or 88% of total revenue in the three months ended September 30, 2011. Export revenue totaled $30.9 million or 86% of total revenue in the nine months ended September 30, 2012, compared to $41.2 million or 87% of total revenue in the nine months ended September 30, 2011. Export revenue as a percentage of total revenue declined in the three and nine months ended September 30, 2012 because sales of inspection systems to large original design manufacturers in China were lower in 2012 when compared to 2011.

Cost of Revenue and Gross Margin

Cost of revenue decreased by $3.1 million or 33% to $6.5 million in the three months ended September 30, 2012 from $9.6 million in the three months ended September 30, 2011 and decreased by $5.7 million or 22% to $20.0 million in the nine months ended September 30, 2012 from $25.7 million in the nine months ended September 30, 2011, due to lower sales volume in 2012 compared to the same periods of 2011.

Gross margin as a percentage of OEM alignment and semiconductor sensor sales was 53% in the three months ended September 30, 2012, and September 30, 2011, and was 47% in the nine months ended September 30, 2012, compared to 52% in the nine months ended September 30, 2011. The decrease in gross margin percentage in the nine months ended September 30, 2012 was due largely to sluggish sales of certain higher margin SMT alignment sensors, including the absence of revenues from solar wafer alignment cameras.

Gross margin as a percentage of stand-alone SMT inspection systems sales was 41% in the three months ended September 30, 2012, compared to 38% in the three months ended September 30, 2011, and was 42% in the nine months ended September 30, 2012, compared to 40% in the nine months ended September 30, 2011. The increase in gross margin percentage in the three and nine months ended September 30, 2012 was due largely to the ongoing shift in our sales mix of stand-alone SMT inspection systems to higher margin QX AOI systems and away from SPI systems. Gross margins on SPI systems have been lower during most of 2012 due to increased competition.

Our markets are highly price competitive, particularly the electronic assembly market, resulting in continual pressure on our gross margins. We compensate for pricing pressure by introducing new products with more features and improved performance and through manufacturing cost reduction programs. For example, our latest stand-alone SMT inspection system products combine a reduction in cost with enhanced performance. Other recently introduced products, including our off-line and integrated in-line QX100 and QX100i AOI tabletop systems, solar wafer alignment camera, WaferSense particle sensor and the 3D SE500 SPI sensors we sell to Viscom AG, have more favorable margins than our existing products.

Operating Expenses

We believe continued investment in research and development of new products, coupled with continued investment in and development of our sales channels is critical to future growth and profitability. Such spending during cyclical downturns has allowed us to generate significant sales during corresponding economic and market recoveries. Accordingly, we historically have maintained research and development and sales and marketing expenses at relatively high levels, even during periods of recession and downturn in our electronic assembly and semiconductor capital equipment markets, as we continue to fund development of important new products, and continue to invest in our sales channels and develop new sales territories.

Research and development expense was $2.1 million in the three months ended September 30, 2012, compared to $1.8 million in the three months ended September 30, 2011. Research and development expense was $6.1 million in the nine months ended September 30, 2012, compared to $5.6 million in the nine months ended September 30, 2011. The increase in research and development expense in the three and nine months ended September 30, 2012 resulted from higher costs for additional wages and benefits due to pay increases and headcount additions, offset in part by lower project development costs for proto-types and contractors. Under development are enhanced dual lane and dual illumination solder paste inspection systems, as well as enhanced QX tabletop and QX in-line AOI systems. Development of next-generation alignment sensors for key OEM customers is nearing completion and will be introduced shortly. We also recently introduced our new WaferSense particle sensor. In the third quarter of 2012, we consolidated our Portland-based research and development for our semiconductor products into our Minneapolis headquarters facility. We believe this move will facilitate more efficient access to our sensor engineering talent, while further streamlining our business.

Selling, general and administrative expense was $3.3 million in the three months ended September 30, 2012, compared to $3.5 million in the three months ended September 30, 2011. Selling, general, and administrative expense was $9.9 million in the nine months ended September 30, 2012, compared to $10.9 million in the nine months ended September 30, 2011. The decrease in selling, general and administrative expense in the three and nine months ended September 30, 2012 was due to a reduction in commissions for third party sales representatives due to the overall decline in sales of stand-alone SMT inspection systems in 2012 when compared to 2011. Incentive compensation and internal sales commissions have been lower in 2012 compared to 2011 due to lower levels of revenue and profitability. Selling, general and administrative expense was reduced by $66,000 in the nine months ended September 30, 2012 and $130,000 in the nine months ended September 30, 2011 due to a reduction in our allowance for doubtful accounts, resulting from partial recovery of a receivable we reserved for in 2009.

We estimate both research and development and selling, general and administrative expense in the fourth quarter will decline by over 10% from the third quarter level mainly due to efficiencies resulting from the Portland-based semiconductor research and development consolidation, a lower level of third party commissions on systems sales and anticipated implementation of other cost containment initiatives.

Goodwill Impairment

We analyzed our goodwill for impairment in the third quarter of 2012 and concluded that there was no impairment. The analysis was triggered by a decline in our stock market capitalization below our net book value for a period of more than 30 days. Factors which could trigger an impairment charge in the future include further significant erosion in industry or economic trends, a significant decline in future estimated cash flows or a significant decline in our stock market capitalization relative to net book value.

Consolidation of Portland Semiconductor operations into Minneapolis headquarters facility

The consolidation of our Portland-based research and development for our semiconductor products into our Minneapolis headquarters facility resulted in a restructuring charge of $217,000 in the third quarter of 2012. We believe the elimination of duplicate expenses and closer coordination with manufacturing should allow us to improve our profitability and be more responsive to customers, and we expect to recover the restructuring charge through cost savings in less than six months. Due to the consolidation initiative, we are no longer managing our semiconductor operations as a separate segment, and we are no longer reporting semiconductor segment information beginning with the third quarter of 2012. We estimate potential annual savings of up to $700,000 from our decision to consolidate semiconductor research and development in Minneapolis.

Interest Income and Other

Interest income and other includes interest earned on investments and gains and losses associated with foreign currency transactions and foreign exchange forward contracts used to hedge against the effects of exchange rate fluctuations on intercompany financing transactions associated with our subsidiaries in the United Kingdom and Singapore. Interest income and other increased in the three months ended September 30, 2012, compared to the same period of 2011, due to larger gains resulting from foreign currency transactions. Interest income and other decreased in the nine months ended September 30, 2012, compared to the same period of 2011, due to smaller gains resulting from foreign currency transactions and lower interest income resulting from lower rates of interest earned on invested funds.

Other income from foreign currency transactions and foreign exchange forward contracts was $89,000 in the three months ended September 30, 2012, compared to other income of $13,000 in the three months ended September 30, 2011. Other income from foreign currency transactions and foreign exchange forward contracts was $31,000 in the nine months ended September 30, 2012 compared to other income of $79,000 in the nine months ended September 30, 2011.

Provision for Income Taxes and Effective Income Tax Rate

We recorded an income tax benefit of $134,000 in the nine months ended September 30, 2012 reflecting an effective tax rate of a negative 39%, compared to income tax expense of $1.3 million in the nine months ended September 30, 2011, reflecting an effective tax rate of 25%. Our income tax benefit and effective tax rate in the nine months ended September 30, 2012, reflects the combination of a loss in the United States tax jurisdiction where tax rates and the resulting tax benefit are high, and the impact of lower overall tax rates in foreign jurisdictions. Fluctuations in the level of income and loss in the United States and foreign jurisdictions will continue to have an impact on the income tax expense or benefit we recognize in any given annual period.

Order Rate and Backlog

Our orders totaled $9.5 million in the three months ended September 30, 2012, compared to $11.7 million in the three months ended June 30, 2012 and $11.8 million in the three months ended September 30, 2011. Backlog totaled $2.2 million at September 30, 2012, $4.3 million at June 30, 2012 and $6.3 million at September 30, 2011. The scheduled shipment (or estimated timing of revenue for systems recognized upon acceptance) for backlog at September 30, 2012 is as follows:

(In thousands)	Backlog
4th Quarter 2012	$1,651
1st Quarter 2013 and after	564
Total backlog	$2,215

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased by $4.4 million in the nine months ended September 30, 2012, resulting from $5.2 million of new marketable security purchases, net of proceeds from maturities and sales of marketable securities and purchases of fixed asset and capitalized patent costs totaling $1.2 million, offset in part by $1.7 million of cash provided by operating activities. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities, and investment of cash balances in marketable securities, or from other sources of cash, in addition to marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Combined balances of cash and marketable securities increased by $700,000 to $31.2 million as of September 30, 2012 from $30.5 million as of December 31, 2011.

Operating activities provided $1.7 million of cash in the nine months ended September 30, 2012. Cash provided by operations included a net loss of $212,000, which included non-cash expenses totaling $1.6 million for depreciation and amortization, provision for doubtful accounts, non-cash gains and losses from foreign currency transactions, available-for-sale securities transactions and stock compensation expenses.

Changes in operating assets and liabilities using cash included increases in inventories of $1.4 million, other assets of $79,000, income taxes receivable of $185,000, and decreases in accrued expenses of $810,000 and advance customer payments of $224,000. Changes in operating assets and liabilities providing cash included decreases in accounts receivable of $2.9 million and increases in accounts payable of $95,000. Inventories have increased as 2012 sales levels have been lower than anticipated. Higher income taxes receivable are due to income tax payments made in 2012 and an increase in estimated refundable income taxes. Accrued expenses and other liabilities decreased due to lower commission and incentive compensation accruals, resulting from lower levels of revenue and profitability in 2012 compared to 2011, and payment of 2011 incentive compensation accruals in the nine months ended September 30, 2012. The decrease in accounts receivable was due to lower sales levels in the third quarter of 2012, compared to the fourth quarter of 2011, and an improvement in the timing of cash collections from customers. The increase in accounts payable resulted from increased material purchases and a conscious effort on our part to extend the timing of vendor payments. These materials will be paid for in the fourth quarter of 2012.

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

Investing activities used $6.3 million of cash in the nine months ended September 30, 2012 compared to using $2.6 million of cash in the same period last year. Changes in the level of investment in marketable securities, resulting from the purchases, sales and maturities of those securities used $5.2 million of cash in the nine months ended September 30, 2012, compared to using $2.0 million of cash in the same period last year. We used $1.2 million of cash in the nine months ended September 30, 2012 for the purchase of fixed asset and capitalized patent costs, compared to using $602,000 of cash for this purpose in the nine months ended September 30, 2011. Fixed asset additions for 2012 included network storage equipment, office improvements and research and development test equipment.

Financing activities provided $139,000 of cash in the nine months ended September 30, 2012 and $213,000 of cash in the nine months ended September 30, 2011, from the issuance of common stock under our employee stock purchase plan and the exercise of stock options.

At September 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes.

A table of our contractual obligations was provided in Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no significant changes to our contractual obligations in the nine months ended September 30, 2012. At the present time, we have no material commitments for capital expenditures. Purchase commitments for inventory will vary based on the volume of revenue and resulting inventory requirements.

Our board of directors recently authorized a $3.0 million share repurchase program. Our cash, cash equivalents and marketable securities totaled $31.2 million at September 30, 2012. We believe that our available balances of cash, cash equivalents and marketable securities will be adequate to fund our cash flow needs for the foreseeable future.

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

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions associated with our subsidiaries in the United Kingdom and Singapore. These transactions are designated as cash flow hedges. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings. The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months and, accordingly, at September 30, 2012, all of our open foreign exchange forward contracts had maturities of one year or less. The dollar equivalent gross notional amount of our foreign exchange forward contracts designated as cash flow hedges at September 30, 2012 was approximately $9.6 million.

At September 30, 2012, our open foreign exchange forward contracts were in an unrealized gain position equal to $216,000 on a pre-tax basis due to a weakening of the U.S. dollar in relation to the Singapore dollar during the time from when we first entered into these contracts through September 30, 2012. If the exchange rate between the U.S. dollar and the Singapore dollar were to remain unchanged over the next twelve months, we would realize this pre-tax gain through our statement of operations. However, because we do not fully hedge all of our future anticipated cash flows in Singapore dollars, the portion of our costs that we do not hedge would be higher in relation to recent quarters. If the U.S. dollar were to strengthen in future periods in relation to the Singapore dollar, the unrealized gain on our open foreign exchange forward contracts would be reduced, but costs that are not hedged would decrease. The ultimate impact of any fluctuation in the relationship between the U.S. dollar and Singapore dollar is dependent on the level of Singapore denominated cash flows in future periods.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

b.      During the quarter ended September 30, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:  November 9, 2012

