Form 10-Q
period 2013-03-31
CYBEROPTICS CORP
filed 2013-05-13
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At April 30, 2013, there were 6,925,599 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION
(Unaudited)

(In thousands, except share information)	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$5,473	$7,340
Marketable securities	11,807	11,438
Accounts receivable, less allowance for doubtful accounts of $745 at March 31, 2013 and $775 at December 31, 2012	6,248	6,129
Inventories	12,190	12,533
Income tax refunds receivable	811	1,325
Other current assets	1,558	1,338
Deferred tax assets	100	100
Total current assets	38,187	40,203

Marketable securities, long-term	10,165	10,435
Equipment and leasehold improvements, net	1,499	1,719
Intangible and other assets, net	174	189
Goodwill	569	569
Other assets	141	142
Deferred tax assets	349	363
Total assets	$51,084	$53,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,231	$2,476
Advance customer payments	638	563
Accrued expenses	1,894	1,840
Deferred tax liability	29	29
Total current liabilities	4,792	4,908

Deferred rent	377	408
Deferred warranty revenue	180	146
Reserve for income taxes	688	686
Total liabilities	6,037	6,148

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 6,947,299 shares issued and outstanding at March 31, 2013 and 6,969,772 shares issued and outstanding at December 31, 2012	31,326	31,410
Accumulated other comprehensive loss	(352)	(157)
Retained earnings	14,073	16,219
Total stockholders’ equity	45,047	47,472
Total liabilities and stockholders’ equity	$51,084	$53,620

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2013	2012
Revenues	$6,713	$11,280
Cost of revenues	3,774	6,045

Gross margin	2,939	5,235

Research and development expenses	1,836	1,917
Selling, general and administrative expenses	3,127	3,226

Income (loss) from operations	(2,024)	92

Interest income and other	(104)	35

Income (loss) before income taxes	(2,128)	127

Income tax provision	18	35

Net income (loss)	$(2,146)	$92

Net income (loss) per share – Basic	$(0.31)	$0.01
Net income (loss) per share – Diluted	$(0.31)	$0.01

Weighted average shares outstanding – Basic	6,961	6,933
Weighted average shares outstanding – Diluted	6,961	6,982

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2013	2012
Net income (loss)	$(2,146)	$92

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(79)	211

Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) for the period	33	(6)
Reclassification adjustment for losses included in net income (loss)	23	—
Total unrealized gains (losses) on available-for-sale securities	56	(6)

Unrealized gains (losses) on foreign exchange forward contracts:
Unrealized gains (losses) for the period	(139)	323
Reclassification adjustment for (gains) losses included in net income (loss)	(33)	75
Total unrealized gains (losses) on foreign exchange forward contracts	(172)	398

Other comprehensive income (loss), before tax	(195)	603
Income tax provision related to items of other comprehensive income (loss)	—	136
Other comprehensive income (loss), net of tax	(195)	467
Total comprehensive income (loss)	$(2,341)	$559

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,146)	$92
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	516	410
Provision for doubtful accounts	(16)	(48)
Deferred taxes	13	—
Foreign currency transaction losses	82	10
Realized losses on available-for-sale securities	23	—
Stock compensation costs	103	105
Changes in operating assets and liabilities:
Accounts receivable	(103)	1,623
Inventories	87	(1,438)
Income tax refunds receivable	514	9
Other assets	(376)	(91)
Accounts payable	(231)	970
Advance customer payments	109	(58)
Accrued expenses	18	(379)
Net cash provided by (used in) operating activities	(1,407)	1,205

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale marketable securities	765	2,592
Proceeds from sales of available-for-sale marketable securities	2,453	1,350
Purchases of available-for-sale marketable securities	(3,313)	(8,638)
Additions to equipment and leasehold improvements	(95)	(412)
Additions to patents	(19)	(25)
Net cash used in investing activities	(209)	(5,133)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock repurchases	(186)	—
Net cash used in financing activities	(186)	—

Effects of exchange rate changes on cash and cash equivalents	(65)	77

Net decrease in cash and cash equivalents	(1,867)	(3,851)

Cash and cash equivalents – beginning of period	7,340	13,791
Cash and cash equivalents – end of period	$5,473	$9,940

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE (UNAUDITED) INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION

1. INTERIM REPORTING:

The interim condensed consolidated financial statements presented herein as of March 31, 2013, and for the three month periods ended March 31, 2013 and 2012, are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three month period ended March 31, 2013 do not necessarily indicate the results to be expected for the full year. The December 31, 2012 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

2. MARKETABLE SECURITIES:

Our investments in marketable securities are classified as available-for-sale and consist of the following:

	March 31, 2013
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$7,577	$13	$(3)	$7,587
Corporate debt securities and certificates of deposit	4,216	4	—	4,220
Marketable securities – short-term	$11,793	$17	$(3)	$11,807
Long-Term
U.S. government and agency obligations	$7,964	$20	$—	$7,984
Corporate debt securities and certificates of deposit	1,504	4	(1)	1,507
Asset backed securities	629	—	—	629
Equity security	42	3	—	45
Marketable securities – long-term	$10,139	$27	$(1)	$10,165

	December 31, 2012
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$7,358	$10	$(35)	$7,333
Corporate debt securities and certificates of deposit	4,100	5	—	4,105
Marketable securities – short-term	$11,458	$15	$(35)	$11,438
Long-Term
U.S. government and agency obligations	$9,033	$23	$(23)	$9,033
Corporate debt securities and certificates of deposit	1,192	4	(1)	1,195
Asset back securities	165	—	—	165
Equity security	42	—	—	42
Marketable securities – long-term	$10,432	$27	$(24)	$10,435

Our investments in marketable debt securities all have maturities of less than three years. At March 31, 2013, marketable debt securities valued at $19,460,000 were in an unrealized gain position totaling $41,000 and marketable debt securities valued at $2,467,000 were in an unrealized loss position totaling $4,000 (all had been in an unrealized loss position for less than twelve months). At December 31, 2012, marketable debt securities valued at $19,012,000 were in an unrealized gain position totaling $42,000 and marketable debt securities valued at $2,819,000 were in an unrealized loss position totaling $59,000 (all had been in an unrealized loss position for less than twelve months).

Net pre-tax unrealized gains for marketable securities of $40,000 at March 31, 2013 and net pre-tax unrealized losses for marketable securities of $17,000 at December 31, 2012 were recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. In the three months ended March 31, 2013, we received proceeds of $2,453,000 from the sale of marketable securities. In the three months ended March 31, 2012, we received proceeds of $1,350,000 from the sale of marketable securities. We recognized a $23,000 loss from the sale of marketable securities in the three months ended March 31, 2013. No gain or loss was recognized on any of the sales during the three months ended March 31, 2012.

Investments in marketable securities classified as cash equivalents of $1,055,000 at March 31, 2013 and $2,824,000 at December 31, 2012 consist of the following:

	March 31, 2013
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Recorded Basis
U.S. government and agency obligations	$300	$—	$—	$300
Corporate debt securities and certificates of deposit	755	—	—	755
	$1,055	$—	$—	$1,055

	December 31, 2012
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Recorded Basis
Corporate debt securities and certificates of deposit	$2,824	$—	$—	$2,824
	$2,824	$—	$—	$2,824

Cash and marketable securities held in foreign accounts totaled $3,113,000 at March 31, 2013 and $3,585,000 at December 31, 2012.

3. DERIVATIVES:

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies associated with our subsidiary in Singapore. These transactions are designated as cash flow hedges. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Hedge ineffectiveness and the amounts excluded from effectiveness testing recognized in income on cash flow hedges were not material for the three month periods ended March 31, 2013 and March 31, 2012.

The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months. Accordingly, at March 31, 2013 and March 31, 2012, all of our open foreign exchange forward contracts had maturities of one year or less. The dollar equivalent gross notional amount of our foreign exchange forward contracts designated as cash flow hedges was approximately $7.2 million at March 31, 2013 and $10.8 million at March 31, 2012.

Reclassifications of amounts from accumulated other comprehensive income (loss) into earnings include accumulated gains (losses) at the time earnings are impacted by the forecasted transaction. The location in the consolidated statements of operations and comprehensive income (loss) and amounts of gains and losses related to derivative instruments designated as cash flow hedges are as follows:

	Three Months Ended March 31, 2013
(In thousands)	Pretax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income (Loss)	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income (Loss)
Cost of sales	$(87)	$25	$—
Research and development	(30)	5	—
Sales and marketing	(22)	3	—
Total	$(139)	$33	$—

	Three Months Ended March 31, 2012
(In thousands)	Pretax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income (Loss)	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income (Loss)
Cost of sales	$228	$(52)	$—
Research and development	53	(13)	—
Sales and marketing	42	(10)	—
Total	$323	$(75)	$—

We expect to reclassify the March 31, 2013 pretax unrealized loss recorded in accumulated other comprehensive income (loss) of $5,000 to earnings over the next 12 months with the impact offset by cash flows from underlying hedged items. The fair value of our foreign exchange forward contracts representing a loss in the amount of $8,000 as of March 31, 2013 has been recorded in accrued expenses. The fair value of our foreign exchange forward contracts representing a gain in the amount of $153,000 as of December 31, 2012 has been recorded in other current assets.

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

4. FAIR VALUE MEASUREMENTS:

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our marketable securities and foreign exchange forward contracts as of March 31, 2013 and December 31, 2012 according to the three-level fair value hierarchy:

		Fair Value Measurements at March 31, 2013 Using
(In thousands)	Balance March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$15,571	$—	$15,571	$—
Corporate debt securities and certificates of deposit	5,727	—	5,727	—
Asset backed securities	629	—	629	—
Equity security	45	45	—	—
Total marketable securities	$21,972	$45	$21,927	$—

Derivative instruments-liabilities:
Foreign exchange forward contracts	$8	$—	$8	$—

		Fair Value Measurements at December 31, 2012 Using
(In thousands)	Balance December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$16,366	$—	$16,366	$—
Corporate debt securities and certificates of deposit	5,300	—	5,300	—
Asset backed securities	165	—	165	—
Equity security	42	42	—	—
Total marketable securities	$21,873	$42	$21,831	$—

Derivative instruments-assets:
Foreign exchange forward contracts	$153	$—	$153	$—

During the three months ended March 31, 2013 there were no significant transfers within the three level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed which merit a transfer between the disclosed levels of the valuation hierarchy.

The fair value for our U.S. government and agency obligations, corporate debt securities and certificates of deposit and asset backed securities are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers. The fair value for our equity security is based on a quoted market price obtained from an active market.

The fair value for our foreign exchange forward contracts is based on foreign currency spot and forward rates obtained from reputable financial institutions with resulting valuations periodically validated by obtaining foreign currency spot rate and forward quotes from other industry standard sources, third party or counterparty quotes. The fair value of our foreign exchange forward contracts representing a loss in the amount of $8,000 as of March 31, 2013 has been recorded in accrued expenses. The fair value of our foreign exchange forward contracts representing a gain in the amount of $153,000 as of December 31, 2012 has been recorded in other current assets.

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, income tax refunds receivable, other assets, accounts payable, and all current liabilities approximate the related fair values due to the short-term maturities of these instruments. Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value during the three months ended March 31, 2013 or March 31, 2012.

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

Equity based compensation expense in the three months ended March 31, 2013 totaled $103,000 and includes $66,000 for stock option awards, $12,000 for our employee stock purchase plan, and $25,000 for unvested restricted stock units. Equity based compensation expense in the three months ended March 31, 2012 totaled $105,000 and includes $64,000 for stock option awards, $15,000 for our employee stock purchase plan, and $26,000 for unvested restricted stock units.

At March 31, 2013, the total unrecognized compensation cost related to non-vested equity based compensation arrangements was $878,000 and the related weighted average period over which it is expected to be recognized is 2.15 years.

Stock Options

We have two stock incentive plans that are administered under the supervision of the Compensation Committee of the Board of Directors. There are 1,044,307 shares of common stock reserved in the aggregate for issuance of options and other stock based benefits under these plans, including restricted stock units and share grants to employees, officers and others. Reserved shares underlying canceled options are available for future grant under our active plan. Options are granted at an option price per share equal to or greater than the market value on the date of grant. Generally, options granted to employees vest over a four-year period and expire seven or ten years after the date of grant. As of March 31, 2013, there were 462,287 shares of common stock available under these plans for future issuance to employees, officers and others.

The following is a summary of stock option activity during the three months ended March 31, 2013:

	Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2012	544,153	$8.68
Granted	—	—
Exercised	—	—
Expired	(1,250)	8.71
Forfeited	—	—
Outstanding, March 31, 2013	542,903	$8.68

Exercisable, March 31, 2013	326,239	$9.26

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At March 31, 2013, the weighted average remaining contractual term of all outstanding options was 4.02 years and their aggregate intrinsic value was $143,815. At March 31, 2013, the weighted average remaining contractual term of options that were exercisable was 2.93 years and their aggregate intrinsic value was $132,090. We received no proceeds from the exercise of stock options in the three months ended March 31, 2013 or 2012.

Restricted Stock Units

Our 1998 Stock Incentive Plan also permits our Compensation Committee to grant other stock-based benefits, including restricted stock units. Restricted stock units are valued at a price equal to the fair market value of our common stock on the date of grant, vest over a four year period provided the employee is still working for the company and entitle the holders to one share of our common stock for each restricted stock unit. The aggregate fair value of outstanding restricted stock units as of March 31, 2013 was $240,000.

A summary of activity in non-vested restricted stock units for the three months ended March 31, 2013 is as follows:

Non-vested restricted stock units	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	44,555	$7.61
Granted	—	—
Vested	(5,438)	7.31
Forfeited	—	—
Non-vested at March 31, 2013	39,117	$7.65

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. There were no shares issued under this plan in the three months ended March 31, 2013 or March 31, 2012. As of March 31, 2013, 166,582 shares remain available for future issuance under this plan.

Stock Grant Plan for Non-Employee Directors

Our stock grant plan for non-employee directors provides for automatic grants of 1,000 shares of our common stock to each of our non-employee directors upon their re-election to the Board of Directors. The plan provides for a total of 30,000 shares of our common stock for issuance to directors and will expire on May 19, 2018. No shares were issued under this plan in the three months ended March 31, 2013 or March 31, 2012. There are presently 11,000 shares of common stock reserved in the aggregate for future issuance under this plan.

6. INVENTORIES AND WARRANTIES:

Inventories consist of the following:

(In thousands)	March 31, 2013	December 31, 2012
Raw materials and purchased parts	$7,451	$8,152
Work in process	1,317	1,322
Finished goods	3,422	3,059
Total inventories	$12,190	$12,533

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

A reconciliation of the changes in our estimated warranty liability is as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012
Balance at beginning of period	$694	$985
Accrual for warranties	151	332
Settlements made during the period	(203)	(301)
Balance at end of period	$642	$1,016

Deferred warranty revenue:

The current portion of our deferred warranty revenue is included as a component of advance customer payments. A reconciliation of the changes in our deferred warranty revenue is as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012
Balance at beginning of period	$582	$806
Revenue deferrals	94	46
Amortization of deferred revenue	(135)	(105)
Total deferred warranty revenue	541	747
Current portion of deferred warranty revenue	(361)	(482)
Long-term deferred warranty revenue	$180	$265

7. INTANGIBLE ASSETS:

Intangible assets consist of the following:

	March 31, 2013			December 31, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,866	$(2,692)	$174	$2,847	$(2,658)	$189

Amortization expense for the three month periods ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012
Patents	$34	$41

Intangible and other long lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when future undiscounted cash flows expected to result from use of the asset and eventual disposition are less than the carrying amount.

Amortization of patents has been classified as research and development expense in the accompanying statement of operations. Estimated aggregate amortization expense based on current intangibles for the next four years is expected to be as follows: $83,000 for the remainder of 2013, $65,000 in 2014, $25,000 in 2015, and $1,000 in 2016.

8. GOODWILL:

We assess our goodwill for impairment in the fourth quarter of each year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In the first quarter of 2013, our stock market capitalization fell below our net book value for a period of more than 30 days, indicating that the value of our goodwill might be impaired.

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

In determining fair value under the income approach, our expected cash flows are affected by various assumptions. Fair value on a discounted cash flow basis uses our business plan and projections as the basis for expected future cash flow forecasts, with an estimation of residual growth rates thereafter. For our first quarter 2013 impairment test, we utilized a 15% discount rate and our terminal value was based on a multiple equal to 6 times our projected future earnings before interest, taxes, depreciation and amortization. We believe the significant assumptions used in our 2013 goodwill impairment test, including a 15% discount rate, are reflective of the assumptions currently used in the marketplace to evaluate fair value. Our recent analyses indicate that our goodwill at March 31, 2013 and December 31, 2012 in the amount of $569,000 is not impaired.

9. SIGNIFICANT CUSTOMERS:

Export sales were 80% of revenue in the three months ended March 31, 2013 and 87% of revenue in the three months ended March 31, 2012. Virtually all of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended March 31,
(In thousands)	2013	2012
Americas	$56	$497
Europe	1,716	3,386
Asia	3,491	5,800
Other	114	144
Total export sales	$5,377	$9,827

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

We are dependent upon two customers, Juki and Assembleon, for a significant portion of our total revenue. For the three months ended March 31, 2013, sales to Juki accounted for 8% of our total revenue and sales to Assembleon accounted for 10% of our total revenue.

10. RE-ORGANIZATION AND RESTRUCTURE CHARGE:

In the third quarter of 2012, we consolidated research and development for our semiconductor products from Portland, Oregon into our Minneapolis headquarters facility. We believe this move will streamline our business and provide our sensor engineers in Minneapolis with more efficient access to our WaferSense® technology and products. The related restructure charge from this action of $217,000 was fully paid prior to December 31, 2012.

Additional severance costs of $523,000 were incurred in the fourth quarter of 2012 when we reduced our global workforce by approximately 10% or 20 employees in response to the sluggish economy and weak SMT and semiconductor market conditions. No restructuring or severance costs were incurred in the three months ended March 31, 2013 or March 31, 2012.

A summary of our restructuring accrual is as follows:

(In thousands)	Fourth Quarter 2012 Workforce Reduction
Balance, January 1, 2013	$192
Cost incurred	—
Payments made	126
Balance, March 31, 2013	$66

The remaining accrued severance in the amount of $66,000 at March 31, 2013 will be paid prior to July 1, 2013.

11. NET INCOME (LOSS) PER SHARE:

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income per diluted share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of common shares to be issued upon exercise of stock options, restricted stock units and from participation in our employee stock purchase plan, as calculated using the treasury stock method. All potentially dilutive common equivalent shares are excluded from the calculation of net loss per diluted share for the three months ended March 31, 2013 due to their anti-dilutive effect. The components of net income (loss) per basic and diluted share are as follows:

(In thousands except per share amounts)	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended March 31, 2013:
Basic	$(2,146)	6,961	$(0.31)
Dilutive effect of common equivalent shares	—	—	—
Dilutive	$(2,146)	6,961	$(0.31)

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended March 31, 2012:
Basic	$92	6,933	$0.01
Dilutive effect of common equivalent shares	—	49	—
Dilutive	$92	6,982	$0.01

The calculation of diluted net income (loss) per common share excludes 586,000 potentially dilutive shares for the three months ended March 31, 2013 and 362,000 potentially dilutive shares for the three months ended March 31, 2012, because their effect would be anti-dilutive.

12. COMPREHENSIVE INCOME (LOSS):

Taxes related to items of other comprehensive income (loss) are as follows:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(In thousands)	Before Tax	Tax Provision /(Benefit)	Net of Tax Amount	Before Tax	Tax Provision /(Benefit)	Net of Tax Amount
Foreign currency translation adjustments	$(79)	$—	$(79)	$211	$—	$211
Net changes related to available-for-sale securities:
Unrealized gains (losses)	33	—	33	(6)	(2)	(4)
Reclassification adjustment for losses included in net income (loss)	23	—	23	—	—	—
Total net changes related to available-for-sale securities	56	—	56	(6)	(2)	(4)
Unrealized gains (losses) on foreign exchange forward contracts:
Unrealized gains (losses)	(139)	—	(139)	323	112	211
Reclassification adjustment for (gains) losses included in net income (loss)	(33)	—	(33)	75	26	49
Total unrealized gains (losses) on foreign exchange forward contracts	(172)	—	(172)	398	138	260
Other comprehensive income (loss)	$(195)	$—	$(195)	$603	$136	$467

Reclassification adjustments are made to avoid double counting in comprehensive income (loss) items that are also recorded as part of net income (loss). Reclassifications to earnings related to cash flow hedging instruments are discussed in Note 3. Income taxes are not provided for foreign currency translation adjustments relating to permanent investments in international subsidiaries. We have recorded a valuation allowance against substantially all of our United States and Singapore based deferred tax assets. Accordingly, we do not expect to record a tax provision for items of other comprehensive income (loss) until such time as the valuation allowance is substantially reduced. The effect of the reclassifications from comprehensive income (loss) to earnings by line item is as follows:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (a)		Affected Line Item in the Statements of Operations
	Three Months Ended March 31,
(In thousands)	2013	2012
Unrealized losses on available-for-sale securities	$(23)	$—	Interest income and other
	—	—	Income tax provision
	$(23)	$—	Net of tax
Unrealized gains (losses) on foreign exchange forward contracts	$25	$(52)	Cost of revenues
	5	(13)	Research and development expenses
	3	(10)	Selling, general and administrative expenses
	33	(75)	Total before tax
	—	26	Income tax benefit
	$33	$(49)	Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.

At March 31, 2013 and December 31, 2012, components of accumulated other comprehensive income (loss) are as follows:

(In thousands)	March 31, 2013	December 31, 2012

Unrealized gains (losses) on available-for-sale securities	$33	$(23)
Unrealized gains (losses) on effective portion of foreign exchange forward contracts, net	(61)	111
Foreign currency translation adjustments	(324)	(245)
Balance at end of period	$(352)	$(157)

13. INCOME TAXES:

We recorded income tax expense of $18,000 in the three months ended March 31, 2013, reflecting an effective tax rate of a negative 1%, compared to income tax expense of $35,000 in the three months ended March 31, 2012, reflecting an effective tax rate of 28%. In the fourth quarter of 2012, we recorded a valuation allowance against substantially all of our United States and Singapore based deferred tax assets. Our income tax expense and effective tax rate in the three months ended March 31, 2013, reflects minimal state income tax expense and foreign income tax expense associated with our subsidiaries in the United Kingdom and China.

We currently have significant deferred tax assets as a result of temporary differences between taxable income on our tax returns and U.S. GAAP income, research and development tax credit carry forwards and federal, state and foreign net operating loss carry forwards. A deferred tax asset generally represents future tax benefits to be received when temporary differences previously reported in our financial statements become deductible for income tax purposes, when net operating loss carry forwards are applied against future taxable income, or when tax credit carry forwards are utilized on our tax returns. We assess the realizability of our deferred tax assets and the need for a valuation allowance based on the guidance provided in current financial accounting standards.

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

At December 31, 2012, we concluded that a valuation allowance was needed for substantially all of our United States and Singapore based deferred tax assets due to the decline in our level of profitability and near term financial outlook. In analyzing the need for a valuation allowance, we first considered our history of operating results for income tax purposes over the past three years in each of the tax jurisdictions where we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. Finally, we considered both our near and long-term financial outlook and timing regarding when we might return to profitability. After considering all available evidence, both positive and negative, we concluded that a valuation allowance with respect to substantially all of our U.S. and Singapore based deferred tax assets, was required at March 31, 2013 and December 31, 2012.

Deferred tax assets at March 31, 2013 include net operating loss carry forwards incurred in the UK by CyberOptics Ltd., which was acquired in 1999. The utilization of these net operating loss carry forwards is dependent on CyberOptics Ltd.’s ability to generate sufficient UK taxable income during the carry forward period.

The valuation allowance at March 31, 2012 was needed for various long-term state tax credit carry forwards, state operating loss carry forwards and capital losses for which recovery is not deemed to be more likely than not.

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

15. RECENT ACCOUNTING DEVELOPMENTS:

In February 2013, the FASB issued amended disclosure requirements for amounts classified out of other comprehensive income to improve the transparency of reporting these reclassifications (ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income). The amended guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted the amended guidance effective January 1, 2013. Our adoption of the amended disclosure requirements had no impact on our consolidated financial results as the amendments relate only to changes in financial statement presentation.

16. SHARE REPURCHASE:

In October of 2012, our Board of Directors authorized a $3.0 million share repurchase program. The common stock is being acquired from time to time in open market transactions, block purchases and other transactions complying with the Securities and Exchange Commission’s Rule 10b-18. We adopted a 10b5-1 trading plan to implement the repurchase program. In the three months ended March 31, 2013, we spent $186,000 to repurchase a total of 27,911 shares of our common stock. As of March 31, 2013, we may spend up to an additional $2.8 million for share repurchases under the October 2012 repurchase authorization. We did not repurchase any stock in the three months ended March 31, 2012.

17. SUBSEQUENT EVENT – NEW SINGAPORE LEASE:

In April 2013, we entered into a new lease agreement for our existing 20,000 square foot Singapore facility that will become effective on July 25, 2013. The new agreement provides that we will lease the facility through July 24, 2016. Future minimum lease payments due under the lease agreement are approximately $1.3 million. We estimate an increase in average annual rental expense over the term of the new lease of approximately $60,000. At the end of the lease period in 2016, we will have the option to renew the lease for an additional 3 years.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

The preparation of the financial information contained in this 10-Q requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates on an ongoing basis, including those related to allowances for doubtful accounts and returns, warranty obligations, inventory valuation, the carrying value and any impairment of intangible assets, income taxes and derivatives and hedging activities. These critical accounting policies are discussed in more detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2012.

FORWARD LOOKING STATEMENTS:

The following management’s discussion and analysis contains a number of estimates and predictions that are forward looking rather than based on historical fact. Among other matters, we discuss (i) our level of anticipated revenues, gross margins, expenses, and net income or loss for the second quarter and full year 2013; (ii) the potential margin improvements resulting from our next-generation products; (iii) the timing of initial revenue and margin improvements from other new products that we have under development, that have been recently introduced or we anticipate introducing in the future; (iv) our beliefs regarding trends in the general economy and its impact on markets for our equipment and (v) the impact of currency fluctuations on our operations. Although we have made these statements based on our experience and best estimate of future events, there may be events or factors that we have not anticipated, and the accuracy of our statements and estimates are subject to a number of risks, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Our results in the first three months of 2013 were impacted by weak conditions in the surface mount technology (SMT) capital equipment market. As a result, we experienced reduced year over year demand for our SMT sensor and system products in the first quarter of 2013. Backlog at March 31, 2013 totaled $2.5 million, compared to $2.6 million at the end of last year’s fourth quarter. We believe the electronics market bottomed out during the first quarter of 2013 and is now strengthening as indicated by recent sales bookings and the 16% sequential increase in our first quarter sales to $6.7 million, up from $5.8 million in the fourth quarter of 2012. In addition to generally weak market conditions, our first quarter operating results reflect the seasonal slowdown in sales that we typically experience in the first and fourth quarters of most years. For the second quarter ending June 30, 2013, we are forecasting sales of $9.0 to $10.0 million and a net loss of $0.15 to $0.20 per share. As activity levels in China and the Americas continue to strengthen, we expect to report improved operating results over the balance of the year.

We booked the initial sales of our recently introduced QX600 automated optical inspection (AOI) system in the first quarter. Later in this year’s second quarter, we expect to introduce the next-generation SE600 solder paste inspection (SPI) system. These important next-generation systems are engineered with the improved resolution, performance and usability required to accurately inspect the smallest circuit board components used in smart phones and tablets and other applications requiring higher resolution due to smaller component sizes. During the first quarter, we also realized the initial sales of our new SE500Ultra SPI system, which offers a 30% increase in inspection speed for high-volume production runs.

Recent product introductions mark our first steps toward strengthening our competitive position in our current markets, particularly in the mobile computing and high performance segments where much of the industry’s growth is occurring. We also intend to expand our technology into adjacent targeted markets that require high precision optical 3D inspection. To achieve our growth objectives, we have taken a number of key steps. We have: implemented a functional organization focused on our systems business, which has included centralizing our R&D operation under a single leader to sharpen our focus and effectiveness on enhanced and next generation system products; consolidated sales and product marketing under one leader to focus on systems growth opportunities; earmarked expenditures to expand our marketing organization; and committed resources to developing innovative new products with ease of use and inspection performance that exceed the metrics of current and foreseeable competitive products. With cash and marketable securities of $27.4 million at the end of the first quarter, we believe we have the resources required to attain our growth objectives over the next several years.

Our Board of Directors has authorized a $3.0 million share repurchase program. The common stock is being acquired from time to time in open market transactions, block purchases and other transactions complying with the Securities and Exchange Commission’s Rule 10b-18. We adopted a 10b5-1 trading plan to implement the repurchase program. As of March 31, 2013, we have repurchased approximately 31,000 shares of our common stock under this authorization for an aggregate repurchase price of $206,000.

Revenues

Our revenues decreased by 40% to $6.7 million in the three months ended March 31, 2013, from $11.3 million in the three months ended March 31, 2012. The following table sets forth revenues by product line for the three month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(In thousands)	2013	2012
OEM Alignment Sensors	$1,738	$4,178
Semiconductor Sensors	1,794	1,551
SMT Inspection Systems	3,181	5,551
Total	$6,713	$11,280

Sales of OEM alignment sensors declined from the year-earlier period due to a persistently sluggish global economy and weak SMT market conditions. Sales of OEM alignment sensors decreased by $2.4 million or 58% to $1.7 million in the three months ended March 31, 2013, down from $4.2 million in the three months ended March 31, 2012. We anticipate that second quarter sensor sales will increase on a sequential basis as our OEM customers increase their sensor purchases reflecting the initial strengthening of the global SMT capital equipment market.

Revenues from sales of our semiconductor sensors increased by $243,000 or 16% to $1.8 million in the three months ended March 31, 2013, from $1.6 million in the three months ended March 31, 2012. The revenue increase in the three months ended March 31, 2013 resulted from strong growth in sales of our WaferSense® products, offset in part by continuing declines in sales of older wafer mapper and frame grabber products. We anticipate that sales of wafer mapper and frame grabber products will continue to slowly decline in the future, given that the products are mature, and any new investment is expected to be minimal. Sales of WaferSense products increased $440,000 or 42% to $1.5 million in the three months ended March 31, 2013, from $1.0 million in the three months ended March 31, 2012.

Revenue from sales of our stand-alone SMT inspection systems decreased by $2.4 million or 43% to $3.2 million in the three months ended March 31, 2013, from $5.6 million in the three months ended March 31, 2012. Sales of SPI systems declined by $609,000 or 32% to $1.3 million in the three months ended March 31, 2013, from $1.9 million in the three months ended March 31, 2012. Aggregate sales of AOI systems decreased by $1.7 million or 54% to $1.4 million in the three months ended March 31, 2013, from $3.1 million in the three months ended March 31, 2012. Revenue from sales of in-line QX500 and QX600 AOI systems decreased by $2.0 million or 73% to $726,000 in the three months ended March 31, 2013, from $2.7 million in the three months ended March 31, 2012. Although all SMT inspection system sales were impacted by weak market conditions, lower sales of QX500 and QX600 AOI systems were somewhat offset by our new QX100 tabletop and QX100i in-line AOI systems which were introduced early in 2012. Revenue from these products increased by $395,000 or 122% to $719,000 in the three months ended March 31, 2013, compared to $324,000 in the three months ended March 31, 2012.

Sales of SMT inspection systems in the three months ended March 31, 2013 were impacted by a persistently sluggish global economy and weak conditions in the global SMT capital equipment market. In addition, because a significant portion of the customers that use our SPI and AOI systems produce laptop computers, our sales were negatively impacted in the first quarter of 2013 by ongoing changes in the electronics market, as consumers moved away from laptops and instead to smart phones, tablets and other mobile computing devices such as those of Apple and Samsung that are manufactured by companies that have not purchased our systems. We introduced our QX600 AOI system in the first quarter of 2013. In this year’s second quarter, we expect to introduce the next-generation SE600 SPI system. These next generation systems are engineered with the improved resolution, performance and usability required to accurately inspect the smallest circuit board components used in smart phones, tablets, and other applications requiring higher resolution due to smaller component sizes. We believe that introduction of these new system products and other next generation products planned for the future will strengthen our competitive position in the SMT inspection systems market and that technology trends toward smaller components and increased production speeds will increase the demand for our products in the future.

Export revenue totaled $5.4 million or 80% of total revenue in the three months ended March 31, 2013, compared to $9.8 million or 87% of total revenue in the three months ended March 31, 2012. Export revenue as a percentage of total revenue declined in the three months ended March 31, 2013 because export sales of OEM alignment sensors were lower in the first quarter of 2013 when compared to the same period of 2012.

Cost of Revenue and Gross Margin

Cost of revenue decreased by $2.3 million or 38% to $3.8 million in the three months ended March 31, 2013, from $6.0 million in the three months ended March 31, 2012 due to the 40% decline in sales revenue in the first quarter of 2013 compared to the same period of 2012.

Gross margin as a percentage of OEM alignment and semiconductor sensor sales was 48% in both the three months ended March 31, 2013 and March 31, 2012.

Gross margin as a percentage of stand-alone SMT inspection systems sales was 39% in the three months ended March 31, 2013, compared to 44% in the three months ended March 31, 2012. The decrease in gross margin percentage in the three months ended March 31, 2013 was due largely to our sales mix, with lower margin SPI sales representing a larger proportion of our overall SMT system sales in the first quarter of 2013 when compared to the same period of 2012.

Our markets are highly price competitive, particularly the electronic assembly market, resulting in continual pressure on our gross margins. We compensate for pricing pressure by introducing new products with more features and improved performance and through manufacturing cost reduction programs. For example, our latest stand-alone SMT inspection system products combine a reduction in cost with enhanced performance. Other recently introduced products, including our off-line and integrated in-line QX100 and QX100i AOI tabletop systems, solar wafer alignment camera and WaferSense sensors, have more favorable margins than our existing products.

Operating Expenses

Research and development expense was $1.8 million or 27% of revenue in the three months ended March 31, 2013, compared to $1.9 million or 17% of revenue in the three months ended March 31, 2012. The decrease in research and development expense in the three months ended March 31, 2013 resulted from lower wages and benefits due to our 2012 restructuring activities. Our research and development efforts in the first quarter of 2013 were focused on new products, including our QX600 AOI system and our next-generation SE600 SPI system. Both systems are engineered with significantly improved resolution, performance and usability required for accurately inspecting the smallest circuit board components used in smart phones, tablets, and other applications requiring higher resolution due to smaller component sizes. During the first quarter we also completed and released our new SE500Ultra SPI system, which offers a 30% increase in inspection speed. We anticipate that research and development expenses will increase, particularly in the later part of 2013, as we accelerate development of new system products.

Selling, general and administrative expense was $3.1 million or 47% of revenue in the three months ended March 31, 2013, compared to $3.2 million or 29% of revenue in the three months ended March 31, 2012. The decrease in selling, general and administrative expense in the three months ended March 31, 2013 resulted from lower wages and benefits due to our 2012 restructuring activities.

Operating expenses as a percentage of revenue were higher in the first quarter of 2013 when compared to the first quarter of 2012 due to the year over year decline in our revenue. We implemented restructuring actions in the third and fourth quarters of 2012 to reduce our losses given the recent revenue declines. Given that we have earmarked expenditures to expand our marketing organization and committed resources to developing innovative new products with ease of use and inspection performance, we anticipate that operating expenses will increase later in 2013.

Goodwill Impairment

We analyzed our goodwill for impairment in the first quarter of 2013 and concluded that there was no impairment. The analysis was triggered by a decline in our stock market capitalization below our net book value for a period of more than 30 days. Factors which could trigger an impairment charge in the future include further significant erosion in industry or economic trends, a significant decline in future estimated cash flows or a significant decline in our stock market capitalization relative to net book value.

Re-organization and Restructure Charge

In the third quarter of 2012, we consolidated research and development for our semiconductor products from Portland, Oregon into our Minneapolis headquarters facility. We believe this move will streamline our business and provide our sensor engineers in Minneapolis with more efficient access to our WaferSense technology and products. We anticipate annual savings of up to $800,000 resulting from consolidation of research and development for our semiconductor products. The related restructure charge from this action of $217,000 was fully paid prior to December 31, 2012.

Additional severance costs of $523,000 were incurred in the fourth quarter of 2012 when we reduced our global workforce by approximately 10% or 20 employees in response to the sluggish economy and weak SMT and semiconductor market conditions. We anticipate annual savings of up to $1.4 million from the fourth quarter workforce reduction. No restructuring or severance costs were incurred in the three months ended March 31, 2013 or March 31, 2012.

A summary of our restructuring accrual is as follows:

(In thousands)	Fourth Quarter 2012 Workforce Reduction
Balance, January 1, 2013	$192
Cost incurred	—
Payments made	126
Balance, March 31, 2013	$66

The remaining accrued severance in the amount of $66,000 at March 31, 2013 will be paid prior to July 1, 2013.

Interest Income and Other

Interest income and other includes interest earned on investments and gains and losses associated with foreign currency transactions, including intercompany financing transactions associated with our subsidiaries in the United Kingdom and Singapore. Interest income and other decreased in the three months ended March 31, 2013, compared to the same period of 2012, due to losses resulting from foreign currency transactions and lower interest income resulting from lower rates of interest earned on invested funds.

We recognized a loss from foreign currency transactions of $118,000 in the three months ended March 31, 2013, compared to income from foreign currency transactions of $35,000 in the three months ended March 31, 2012.

Provision for Income Taxes and Effective Income Tax Rate

We recorded income tax expense of $18,000 in the three months ended March 31, 2013 reflecting an effective tax rate of a negative 1%, compared to income tax expense of $35,000 in the three months ended March 31, 2012, reflecting an effective tax rate of 28%. In the fourth quarter of 2012, we recorded a valuation allowance against substantially all of our United States and Singapore based deferred tax assets. Our income tax expense and effective tax rate in the three months ended March 31, 2013, reflects minimal state income tax expense and foreign income tax expense associated with our subsidiaries in the United Kingdom and China.

Order Rate and Backlog

Our orders totaled $6.6 million in the three months ended March 31, 2013, compared to $6.2 million in the three months ended December 31, 2012, and $12.0 million in the three months ended March 31, 2012. Backlog totaled $2.5 million at March 31, 2013, $2.6 million at December 31, 2012 and $5.6 million at March 31, 2012.

The scheduled shipment (or estimated timing of revenue for systems recognized upon acceptance) for backlog at March 31, 2013 is as follows:

(In thousands)	Backlog
2nd Quarter 2013	$2,030
3rd Quarter 2013 and after	483
Total backlog	$2,513

LIQUIDITY AND CAPITAL RESOURCES:

Our cash and cash equivalents decreased by $1.9 million in the three months ended March 31, 2013, principally resulting from $1.4 million of cash used in operating activities, $95,000 of new marketable security purchases, net of proceeds from maturities and sales of marketable securities, purchases of fixed asset and capitalized patent costs totaling $114,000, and $186,000 of cash used to repurchase common stock. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities, and investment of cash balances in marketable securities, or from other sources of cash. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Combined balances of cash and marketable securities decreased by $1.8 million to $27.4 million as of March 31, 2013 from $29.2 million as of December 31, 2012.

Operating activities used $1.4 million of cash in the three months ended March 31, 2013. Cash used by operations included a net loss of $2.1 million, which included non-cash expenses totaling $721,000 for depreciation and amortization, provision for doubtful accounts, deferred taxes, non-cash gains and losses from foreign currency transactions, realized losses on available-for-sale securities transactions and stock compensation expenses.

Changes in operating assets and liabilities using cash included increases in accounts receivable of $103,000, other assets of $376,000, and decreases in accounts payable of $231,000. Changes in operating assets and liabilities providing cash included decreases in inventory of $87,000, income tax refunds receivable of $514,000 and increases in advance customer payments and accrued expenses of $127,000. The increase in accounts receivable was due to higher sales levels in the first quarter of 2013 compared to the fourth quarter of 2012. Other assets have increased due to slow payment of GST and VAT refunds by governmental authorities. Better sales forecasting and inventory management resulted in lower inventory purchases in the first quarter of 2013 and a corresponding reduction in inventory and accounts payable levels. Lower income tax refunds receivable are due to refunds received in the first quarter of 2013. Accrued expenses and other liabilities increased due to additional pre-payments from customers prior to product shipment in the first quarter of 2013, when compared to the fourth quarter of 2012.

Operating activities provided $1.2 million of cash in the three months ended March 31, 2012. Cash provided by operations included net income of $92,000, which included non-cash expenses totaling $477,000 for depreciation and amortization, provision for doubtful accounts, non-cash gains and losses from foreign currency transactions and stock compensation expenses. Changes in operating assets and liabilities using cash included increases in inventories of $1.4 million, increases in other assets of $91,000, decreases in accrued expenses of $379,000 and decreases in advance customer payment of $58,000. Changes in operating assets and liabilities providing cash included decreases in accounts receivable of $1.6 million and increases in accounts payable of $970,000. Inventories increased as first quarter 2012 sales levels were lower than anticipated. Accrued expenses and other liabilities decreased due to lower commission and incentive compensation accruals, resulting from lower sales levels and payment of 2011 incentive compensation accruals in the three months ended March 31, 2012. The decrease in accounts receivable was due to lower sales levels in the first quarter of 2012, compared to the fourth quarter of 2011, resulting in more cash receipts compared to new sales in the quarter. The increase in accounts payable resulted from increased material purchases near the end of the first quarter.

Investing activities used $209,000 of cash in the three months ended March 31, 2013, compared to using $5.1 million of cash in the same period last year. Changes in the level of investment in marketable securities, resulting from the purchases, sales and maturities of those securities used $95,000 of cash in the three months ended March 31, 2013, compared to using $4.7 million of cash in the same period last year. We used $114,000 of cash in the three months ended March 31, 2013 for the purchase of fixed assets and capitalized patent costs, compared to using $437,000 of cash for this purpose in the three months ended March 31, 2012.

Financing activities used $186,000 of cash in the three months ended March 31, 2013 for the repurchase of common stock. There were no significant financing activities in the three months ended March 31, 2012.

At March 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes.

Except for our obligations under facilities leases and purchase contracts, we had no material commitments for expenditures as of March 31, 2013. Purchase commitments for inventory can vary based on the volume of revenue and resulting inventory requirements. While there were no material commitments, we evaluate investment opportunities that come to our attention and could make a significant commitment in the future. In April 2013, we entered into a new lease for our existing facility in Singapore that will run for a period of 36 months from expiration of the current lease in July 2013 through July 2016. Our rent expense under the new lease will increase by approximately $60,000 per year.

Our Board of Directors has authorized a $3.0 million share repurchase program. The common stock is being acquired from time to time in open market transactions, block purchases and other transactions complying with the Securities and Exchange Commission’s Rule 10b-18. We adopted a 10b5-1 trading plan to implement the repurchase program. As of March 31, 2013, we may spend up to an additional $2.8 million for share repurchases under the authorized program.

Our cash, cash equivalents and marketable securities totaled $27.4 million at March 31, 2013. We believe that on-hand cash, cash equivalents and marketable securities, coupled with anticipated future cash flow from operations, will be adequate to fund our cash flow needs for the foreseeable future, including contractual obligations discussed above.

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

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies associated with our subsidiary in Singapore. These transactions are designated as cash flow hedges. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings. The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months and, accordingly, at March 31, 2013, all of our open foreign exchange forward contracts had maturities of one year or less. The dollar equivalent gross notional amount of our foreign exchange forward contracts designated as cash flow hedges at March 31, 2013 was approximately $7.2 million.

At March 31, 2013, our open foreign exchange forward contracts were in an unrealized loss position equal to $8,000 on a pre-tax basis due to a weakening of the U.S. dollar in relation to the Singapore dollar during the time from when we first entered into these contracts through March 31, 2013. If the exchange rate between the U.S. dollar and the Singapore dollar were to remain unchanged over the next twelve months, we would realize this pre-tax loss through our statement of operations. However, because we do not fully hedge all of our future anticipated cash flows in Singapore dollars, if the U.S. dollar were to weaken in future periods in relation to the Singapore dollar, the unrealized loss on our open foreign exchange forward contracts would be reduced, but costs that are not hedged would increase. The ultimate impact of any fluctuation in the relationship between the U.S. dollar and Singapore dollar is dependent on the level of Singapore denominated cash flows in future periods.

Recent Accounting Developments

In February 2013, the FASB issued amended disclosure requirements for amounts classified out of other comprehensive income to improve the transparency of reporting these reclassifications (ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income). The amended guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We adopted the amended guidance effective January 1, 2013. Our adoption of the amended disclosure requirements had no impact on our consolidated financial results as the amendments relate only to changes in financial statement presentation.

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

b.          During the quarter ended March 31, 2013, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results.

ITEM 2C – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Company repurchase of equity securities:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2013 to January 31, 2013	9,975	$6.81	12,915	$2,911,424

February 1, 2013 to February 28, 2013	7,791	$6.65	20,706	$2,859,644

March 1, 2013 to March 31, 2013	10,145	$6.50	30,851	$2,793,682

Total	27,911	$6.65	30,851	$2,793,682

(1)

On October 30, 2012, we publicly announced that our Board of Directors authorized a $3.0 million share repurchase program. The common stock is being acquired from time to time in open market transactions, block purchases and other transactions complying with the Securities and Exchange Commission’s Rule 10b-18. Also on October 30, 2012, we announced our intention to adopt a 10b5-1 trading plan to implement the repurchase program. Shares were purchased in open market transactions pursuant to this 10b5-1 plan. Amount reflected in column (d) represents the dollar value of shares that remain to be repurchased under the plan.

ITEM 6 – EXHIBITS

10:	Tenancy agreement between RBC Investor Services Trust Singapore Limited and CyberOptics Singapore Private Limited dated April 4, 2013
31.1:	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes Oxley Act of 2002
31.2:	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes Oxley Act of 2002
32:	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101:

Financial statements formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Interim Condensed Consolidated Financial Statements.

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

Dated: May 13, 2013