Form 10-Q
period 2013-06-30
CYBEROPTICS CORP
filed 2013-08-09
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At July 31, 2013, there were 6,837,260 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION
(Unaudited)

(In thousands, except share information)	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$4,622	$7,340
Marketable securities	10,633	11,438
Accounts receivable, less allowance for doubtful accounts of $735 at June 30, 2013 and $775 at December 31, 2012	7,930	6,129
Inventories	11,763	12,533
Income tax refunds receivable	811	1,325
Other current assets	1,385	1,338
Deferred tax assets	100	100
Total current assets	37,244	40,203

Marketable securities, long-term	10,032	10,435
Equipment and leasehold improvements, net	1,562	1,719
Intangible and other assets, net	149	189
Goodwill	569	569
Other assets	284	142
Deferred tax assets	329	363
Total assets	$50,169	$53,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,605	$2,476
Advance customer payments	307	563
Accrued expenses	1,861	1,840
Deferred tax liability	29	29
Total current liabilities	5,802	4,908

Deferred rent	413	408
Deferred warranty revenue	175	146
Reserve for income taxes	687	686
Total liabilities	7,077	6,148

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 6,866,674 shares issued and outstanding at June 30, 2013 and 6,969,772 shares issued and outstanding at December 31, 2012	30,943	31,410
Accumulated other comprehensive loss	(724)	(157)
Retained earnings	12,873	16,219
Total stockholders’ equity	43,092	47,472
Total liabilities and stockholders’ equity	$50,169	$53,620

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Revenues	$9,317	$13,003	$16,030	$24,283
Cost of revenues	5,243	7,474	9,017	13,519

Gross margin	4,074	5,529	7,013	10,764

Research and development expenses	2,021	2,062	3,857	3,979
Selling, general and administrative expenses	3,224	3,369	6,351	6,595

Income (loss) from operations	(1,171)	98	(3,195)	190

Interest income and other	27	(76)	(77)	(41)

Income (loss) before income taxes	(1,144)	22	(3,272)	149

Income tax provision	56	(121)	74	(86)

Net income (loss)	$(1,200)	$143	$(3,346)	$235

Net income (loss) per share – Basic	$(0.17)	$0.02	$(0.48)	$0.03
Net income (loss) per share – Diluted	$(0.17)	$0.02	$(0.48)	$0.03

Weighted average shares outstanding – Basic	6,907	6,935	6,933	6,934
Weighted average shares outstanding – Diluted	6,907	6,994	6,933	6,988

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Net income (loss)	$(1,200)	$143	$(3,346)	$235

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(176)	(79)	(255)	132

Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) for the period	(27)	5	6	(1)
Reclassification adjustment for (gains) losses included in net income (loss)	(2)	(4)	21	(4)
Total unrealized gains (losses) on available-for-sales securities	(29)	1	27	(5)
Unrealized gains (losses) on foreign exchange forward contracts:
Unrealized gains (losses) for the period	(153)	(69)	(292)	254
Reclassification adjustment for (gains) losses included in net income (loss)	(14)	95	(47)	170
Total unrealized gains (losses) on foreign exchange forward contracts	(167)	26	(339)	424

Other comprehensive income (loss), before tax	(372)	(52)	(567)	551
Income tax provision related to items of other comprehensive income (loss)	—	6	—	142
Other comprehensive income (loss), net of tax	(372)	(58)	(567)	409
Total comprehensive income (loss)	$(1,572)	$85	$(3,913)	$644

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,346)	$235
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	898	913
Provision for doubtful accounts	(27)	(80)
Deferred taxes	31	—
Foreign currency transaction losses	53	57
Realized (gains) losses on available-for-sale securities	21	(4)
Stock compensation costs	233	253
Changes in operating assets and liabilities:
Accounts receivable	(1,774)	3,361
Inventories	337	(1,441)
Income tax refunds receivable	514	(343)
Other assets	(360)	(143)
Accounts payable	1,179	622
Advance customer payments	(227)	(221)
Accrued expenses	(133)	(747)
Net cash provided by (used in) operating activities	(2,601)	2,462

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale marketable securities	2,298	6,460
Proceeds from sales of available-for-sale marketable securities	3,522	2,304
Purchases of available-for-sale marketable securities	(4,647)	(13,497)
Additions to equipment and leasehold improvements	(458)	(612)
Additions to patents	(25)	(75)
Net cash provided by (used in) investing activities	690	(5,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock repurchases	(700)	—
Net cash used in financing activities	(700)	—

Effects of exchange rate changes on cash and cash equivalents	(107)	30

Net decrease in cash and cash equivalents	(2,718)	(2,928)

Cash and cash equivalents – beginning of period	7,340	13,791
Cash and cash equivalents – end of period	$4,622	$10,863

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE (UNAUDITED) INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION

1. INTERIM REPORTING:

The interim condensed consolidated financial statements presented herein as of June 30, 2013, and for the three and six month periods ended June 30, 2013 and 2012, are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and six month periods ended June 30, 2013 do not necessarily indicate the results to be expected for the full year. The December 31, 2012 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

2. MARKETABLE SECURITIES:

Our investments in marketable securities are classified as available-for-sale and consist of the following:

	June 30, 2013
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$7,917	$10	$—	$7,927
Corporate debt securities and certificates of deposit	2,703	3	—	2,706
Marketable securities – short-term	$10,620	$13	$—	$10,633
Long-Term
U.S. government and agency obligations	$6,936	$9	$(6)	$6,939
Corporate debt securities and certificates of deposit	2,306	2	(7)	2,301
Asset backed securities	750	—	(1)	749
Equity security	42	1	—	43
Marketable securities – long-term	$10,034	$12	$(14)	$10,032

	December 31, 2012
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$7,358	$10	$(35)	$7,333
Corporate debt securities and certificates of deposit	4,100	5	—	4,105
Marketable securities – short-term	$11,458	$15	$(35)	$11,438
Long-Term
U.S. government and agency obligations	$9,033	$23	$(23)	$9,033
Corporate debt securities and certificates of deposit	1,192	4	(1)	1,195
Asset back securities	165	—	—	165
Equity security	42	—	—	42
Marketable securities – long-term	$10,432	$27	$(24)	$10,435

Our investments in marketable debt securities all have maturities of less than three years. At June 30, 2013, marketable debt securities valued at $13,732,000 were in an unrealized gain position totaling $24,000 and marketable debt securities valued at $6,890,000 were in an unrealized loss position totaling $14,000 (all had been in an unrealized loss position for less than twelve months). At December 31, 2012, marketable debt securities valued at $19,012,000 were in an unrealized gain position totaling $42,000 and marketable debt securities valued at $2,819,000 were in an unrealized loss position totaling $59,000 (all had been in an unrealized loss position for less than twelve months).

Net pre-tax unrealized gains for marketable securities of $11,000 at June 30, 2013 and net pre-tax unrealized losses for marketable securities of $17,000 at December 31, 2012 were recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. In the three months ended June 30, 2013, we received proceeds of $1,069,000 from the sale of marketable securities. In the six months ended June 30, 2013, we received proceeds of $3,522,000 from the sale of marketable securities. In the three months ended June 30, 2012, we received proceeds of $954,000 from the sale of marketable securities. In the six months ended June 30, 2012 we received proceeds of $2,304,000 from the sale of marketable securities. We recognized a $21,000 loss from the sale of marketable securities in the six months ended June 30, 2013 and a $4,000 gain from the sale of marketable securities in the six months ended June 30, 2012.

Investments in marketable securities classified as cash equivalents of $562,000 at June 30, 2013 and $2,824,000 at December 31, 2012 consist of the following:

	June 30, 2013
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Recorded Basis
Corporate debt securities and certificates of deposit	562	—	—	562
	$562	$—	$—	$562

	December 31, 2012
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Recorded Basis
Corporate debt securities and certificates of deposit	$2,824	$—	$—	$2,824
	$2,824	$—	$—	$2,824

Cash and marketable securities held in foreign accounts totaled $3,106,000 at June 30, 2013 and $3,585,000 at December 31, 2012.

3. DERIVATIVES:

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies associated with our subsidiary in Singapore. These transactions are designated as cash flow hedges. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Hedge ineffectiveness and the amounts excluded from effectiveness testing recognized in income on cash flow hedges were not material for the three and six month periods ended June 30, 2013 and June 30, 2012.

The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months. Accordingly, at June 30, 2013 and June 30, 2012, all of our open foreign exchange forward contracts had maturities of one year or less. The dollar equivalent gross notional amount of our foreign exchange forward contracts designated as cash flow hedges was approximately $5.7 million at June 30, 2013 and $10.7 million at June 30, 2012.

Reclassifications of amounts from accumulated other comprehensive income (loss) into earnings include accumulated gains (losses) at the time earnings are impacted by the forecasted transaction. The location in the consolidated statements of operations and comprehensive income (loss) and amounts of gains and losses related to derivative instruments designated as cash flow hedges are as follows:

	Three Months Ended June 30, 2013
(In thousands)	Pretax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income (Loss)	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income (Loss)
Cost of revenues	$(83)	$14	$—
Research and development	(39)	—	—
Selling, general and administrative	(31)	—	—
Total	$(153)	$14	$—

	Three Months Ended June 30, 2012
(In thousands)	Pretax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income (Loss)	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income (Loss)
Cost of revenues	$(50)	$(69)	$—
Research and development	(10)	(15)	—
Selling, general and administrative	(9)	(11)	—
Total	$(69)	$(95)	$—

	Six Months Ended June 30, 2013
(In thousands)	Pretax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income (Loss)	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income (Loss)
Cost of revenues	$(170)	$39	$—
Research and development	(69)	5	—
Selling, general and administrative	(53)	3	—
Total	$(292)	$47	$—

	Six Months Ended June 30, 2012
(In thousands)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Cost of revenues	$179	$(120)	$—
Research and development	43	(29)	—
Selling, general and administrative	32	(21)	—
Total	$254	$(170)	$—

We expect to reclassify the June 30, 2013 pretax unrealized loss recorded in accumulated other comprehensive income (loss) of $172,000 to earnings over the next 12 months with the impact offset by cash flows from underlying hedged items. The fair value of our foreign exchange forward contracts representing a loss in the amount of $170,000 as of June 30, 2013 has been recorded in accrued expenses. The fair value of our foreign exchange forward contracts representing a gain in the amount of $153,000 as of December 31, 2012 has been recorded in other current assets.

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

4. FAIR VALUE MEASUREMENTS:

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our marketable securities and foreign exchange forward contracts as of June 30, 2013 and December 31, 2012 according to the three-level fair value hierarchy:

		Fair Value Measurements at June 30, 2013 Using
(In thousands)	Balance June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$14,866	$—	$14,866	$—
Corporate debt securities and certificates of deposit	5,007	—	5,007	—
Asset backed securities	749	—	749	—
Equity security	43	43	—	—
Total marketable securities	$20,665	$43	$20,622	$—

Derivative instruments-liabilities:
Foreign exchange forward contracts	$170	$—	$170	$—

		Fair Value Measurements at December 31, 2012 Using
(In thousands)	Balance December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$16,366	$—	$16,366	$—
Corporate debt securities and certificates of deposit	5,300	—	5,300	—
Asset backed securities	165	—	165	—
Equity security	42	42	—	—
Total marketable securities	$21,873	$42	$21,831	$—

Derivative instruments-assets:
Foreign exchange forward contracts	$153	$—	$153	$—

During the six months ended June 30, 2013 there were no significant transfers within the three level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed which merit a transfer between the disclosed levels of the valuation hierarchy.

The fair value for our U.S. government and agency obligations, corporate debt securities and certificates of deposit and asset backed securities are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers. The fair value for our equity security is based on a quoted market price obtained from an active market.

The fair value for our foreign exchange forward contracts is based on foreign currency spot and forward rates obtained from reputable financial institutions with resulting valuations periodically validated by obtaining foreign currency spot rate and forward quotes from other industry standard sources, third party or counterparty quotes. The fair value of our foreign exchange forward contracts representing a loss in the amount of $170,000 as of June 30, 2013 has been recorded in accrued expenses. The fair value of our foreign exchange forward contracts representing a gain in the amount of $153,000 as of December 31, 2012 has been recorded in other current assets.

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, income tax refunds receivable, other assets, accounts payable, and all current liabilities approximate the related fair values due to the short-term maturities of these instruments. Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value during the six months ended June 30, 2013 or June 30, 2012.

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

Equity based compensation expense in the three months ended June 30, 2013 totaled $130,000 and includes $64,000 for stock option awards, $12,000 for our employee stock purchase plan, $24,000 for unvested restricted stock units and $30,000 for shares issued to our non-employee directors upon their re-election to our board in May 2013. Equity based compensation expense in the six months ended June 30, 2013 totaled $233,000 and includes $130,000 for stock option awards, $24,000 for our employee stock purchase plan, $49,000 for unvested restricted stock units and $30,000 for shares issued to our non-employee directors.

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

At June 30, 2013, the total unrecognized compensation cost related to non-vested equity based compensation arrangements was $775,000 and the related weighted average period over which it is expected to be recognized is 2.08 years.

Stock Options

We have two stock incentive plans that are administered under the supervision of the Compensation Committee of the Board of Directors. There are 1,035,307 shares of common stock reserved in the aggregate for issuance of options and other stock based benefits under these plans, including restricted stock units and share grants to employees, officers and others. Reserved shares underlying canceled options are available for future grant under our active plan. Options are granted at an option price per share equal to or greater than the market value on the date of grant. Generally, options granted to employees vest over a four-year period and expire seven or ten years after the date of grant. As of June 30, 2013, there were 464,953 shares of common stock available under these plans for future issuance to employees, officers and others.

The following is a summary of stock option activity during the six months ended June 30, 2013:

	Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2012	544,153	$8.68
Granted	—	—
Exercised	—	—
Expired	(11,250)	7.09
Forfeited	(1,250)	8.71
Outstanding, June 30, 2013	531,653	$8.71

Exercisable, June 30, 2013	335,739	$9.28

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At June 30, 2013, the weighted average remaining contractual term of all outstanding options was 3.81 years and their aggregate intrinsic value was $104,182. At June 30, 2013, the weighted average remaining contractual term of options that were exercisable was 2.76 years and their aggregate intrinsic value was $104,182. We received no proceeds from the exercise of stock options in the six months ended June 30, 2013 or 2012.

Restricted Stock Units

Our 1998 Stock Incentive Plan also permits our Compensation Committee to grant other stock-based benefits, including restricted stock units. Restricted stock units are valued at a price equal to the fair market value of our common stock on the date of grant, vest over a four year period provided the employee is still working for the company and entitle the holders to one share of our common stock for each restricted stock unit. The aggregate fair value of outstanding restricted stock units as of June 30, 2013 was $225,000.

A summary of activity in non-vested restricted stock units for the six months ended June 30, 2013 is as follows:

Non-vested restricted stock units	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	44,555	$7.61
Granted	—	—
Vested	(5,438)	7.31
Forfeited	(416)	8.71
Non-vested at June 30, 2013	38,701	$7.64

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. There were no shares issued under this plan in the six months ended June 30, 2013 or June 30, 2012. As of June 30, 2013, 166,582 shares remain available for future issuance under this plan.

Stock Grant Plan for Non-Employee Directors

Our stock grant plan for non-employee directors provides for automatic grants of 1,000 shares of our common stock to each of our non-employee directors upon their re-election to the Board of Directors. The plan provides for a total of 30,000 shares of our common stock for issuance to directors and will expire on May 19, 2018. We issued a total of 5,000 shares of common stock under this plan in connection with our annual meeting in May 2013, resulting in $30,000 of stock compensation expense in the three and six months ended June 30, 2013. There are presently 6,000 shares of common stock reserved in the aggregate for future issuance under this plan.

6. INVENTORIES AND WARRANTIES:

Inventories consist of the following:

(In thousands)	June 30, 2013	December 31, 2012
Raw materials and purchased parts	$7,206	$8,152
Work in process	1,323	1,322
Finished goods	3,234	3,059
Total inventories	$11,763	$12,533

Warranty costs:

We provide for the estimated cost of product warranties, which generally extend for one year after purchase, at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Our warranty liability is included as a component of accrued expenses. At the end of each reporting period we revise our estimated warranty liability based on these factors.

A reconciliation of the changes in our estimated warranty liability is as follows:

	Six Months Ended June 30,
(In thousands)	2013	2012
Balance at beginning of period	$694	$985
Accrual for warranties	246	466
Warranty revision	4	(14)
Settlements made during the period	(408)	(523)
Balance at end of period	$536	$914

Deferred warranty revenue:

The current portion of our deferred warranty revenue is included as a component of advance customer payments. A reconciliation of the changes in our deferred warranty revenue is as follows:

	Six Months Ended June 30,
(In thousands)	2013	2012
Balance at beginning of period	$582	$806
Revenue deferrals	159	94
Amortization of deferred revenue	(259)	(214)
Total deferred warranty revenue	482	686
Current portion of deferred warranty revenue	(307)	(489)
Long-term deferred warranty revenue	$175	$197

7. INTANGIBLE ASSETS:

Intangible assets consist of the following:

	June 30, 2013			December 31, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,872	$(2,723)	$149	$2,847	$(2,658)	$189

Amortization expense for the three and six month periods ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Patents	$31	$37	$65	$78

Amortization of patents has been classified as research and development expense in the accompanying statements of operations. Estimated aggregate amortization expense based on current intangibles for the next four years is expected to be as follows: $51,000 for the remainder of 2013, $66,000 in 2014, $28,000 in 2015, and $4,000 in 2016.

Intangible and other long lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when future undiscounted cash flows expected to result from use of the asset and eventual disposition are less than the carrying amount.

8. GOODWILL:

We assess our goodwill for impairment in the fourth quarter of each year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In both the first and second quarters of 2013, our stock market capitalization fell below our net book value for a period of more than 30 days, indicating that the value of our goodwill might be impaired.

In each quarter of 2013 when evaluating whether or not goodwill was impaired, we compared our fair value to our net book value or carrying value (Step 1 of the impairment test). In calculating fair value, we used the income approach. The income approach is a valuation technique under which we estimate future cash flows using financial forecasts. Future estimated cash flows are discounted to their present value to calculate fair value. When considering fair value, we also gave consideration to the control premium in excess of our current market capitalization that might be obtained from a third party acquirer. In the situation where net book value or carrying value exceeds fair value, the amount of impairment loss must be measured. The measurement of impairment (Step 2 of the impairment test) is calculated by determining the implied fair value of goodwill, which equals the excess of any remaining fair value over the fair values assigned to other assets and liabilities. Goodwill impairment is measured as the excess of the carrying amount of goodwill over its implied fair value.

In determining fair value under the income approach, our expected cash flows are affected by various assumptions. Fair value on a discounted cash flow basis uses our business plan and projections as the basis for expected future cash flow forecasts, with an estimation of residual growth rates thereafter. For our first and second quarter 2013 impairment tests, we utilized a 15% discount rate and our terminal value was based on a multiple equal to 6 times our projected future earnings before interest, taxes, depreciation and amortization. We believe the significant assumptions used in our 2013 goodwill impairment tests, including a 15% discount rate, are reflective of the assumptions currently used in the marketplace to evaluate fair value. Our recent analyses indicate that our goodwill at June 30, 2013 and December 31, 2012 in the amount of $569,000 is not impaired.

9. SIGNIFICANT CUSTOMERS:

Export sales were 80% of revenue in the three and six months ended June 30, 2013 and 87% of revenue in the three and six months ended June 30, 2012. Virtually all of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Americas	$442	$608	$498	$1,105
Europe	2,960	3,540	4,675	6,926
Asia	3,900	6,939	7,392	12,739
Other	148	231	262	375
Total export sales	$7,450	$11,318	$12,827	$21,145

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

We are dependent upon two customers, Juki and Assembleon, for a significant portion of our total revenue. For the six months ended June 30, 2013, sales to Juki accounted for 11% of our total revenue and sales to Assembleon accounted for 9% of our total revenue.

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

Additional severance costs of $523,000 were incurred in the fourth quarter of 2012 when we reduced our global workforce by approximately 10% or 20 employees in response to the sluggish economy and weak SMT and semiconductor market conditions. No restructuring or severance costs were incurred in the first six months of either 2013 or 2012.

A summary of our restructuring accrual is as follows:

(In thousands)	Fourth Quarter 2012 Workforce Reduction
Balance, December 31, 2012	$192
Cost incurred	—
Payments made	192
Balance, June 30, 2013	$—

11. NET INCOME (LOSS) PER SHARE:

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income per diluted share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of common shares to be issued upon exercise of stock options, restricted stock units and from participation in our employee stock purchase plan, as calculated using the treasury stock method. All potentially dilutive common equivalent shares are excluded from the calculation of net loss per diluted share for the three and six months ended June 30, 2013 due to their anti-dilutive effect. The components of net income (loss) per basic and diluted share are as follows:

(In thousands except per share amounts)	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended June 30, 2013:
Basic	$(1,200)	6,907	$(0.17)
Dilutive effect of common equivalent shares	—	—	—
Dilutive	$(1,200)	6,907	$(0.17)

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended June 30, 2012:
Basic	$143	6,935	$0.02
Dilutive effect of common equivalent shares	—	59	—
Dilutive	$143	6,994	$0.02

(In thousands except per share amounts)	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Six Months Ended June 30, 2013:
Basic	$(3,346)	6,933	$(0.48)
Dilutive effect of common equivalent shares	—	—	—
Dilutive	$(3,346)	6,933	$(0.48)

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Six Months Ended June 30, 2012:
Basic	$235	6,934	$0.03
Dilutive effect of common equivalent shares	—	54	—
Dilutive	$235	6,988	$0.03

The calculation of diluted net income (loss) per common share excludes 600,000 and 332,000 potentially dilutive shares for the three months ended June 30, 2013 and 2012, and 603,000 and 347,000 potentially dilutive shares for the six months ended June 30, 2013 and 2012 because their effect would be anti-dilutive.

12. COMPREHENSIVE INCOME (LOSS):

Taxes related to items of other comprehensive income (loss) are as follows:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
(In thousands)	Before Tax	Tax Provision /(Benefit)	Net of Tax Amount	Before Tax	Tax Provision /(Benefit)	Net of Tax Amount
Foreign currency translation adjustments	$(176)	$—	$(176)	$(79)	$—	$(79)
Net changes related to available-for-sale securities:
Unrealized gains (losses)	(27)	—	(27)	5	(3)	8
Reclassification adjustment for gains included in net income (loss)	(2)	—	(2)	(4)	—	(4)
Total net changes related to available-for-sale securities	(29)	—	(29)	1	(3)	4

Net changes related to foreign exchange forward contracts:
Unrealized losses	(153)	—	(153)	(69)	(23)	(46)
Reclassification adjustment for (gains) losses included in net income (loss)	(14)	—	(14)	95	32	63
Total net changes related to foreign exchange forward contracts	(167)	—	(167)	26	9	17

Other comprehensive loss	$(372)	$—	$(372)	$(52)	$6	$(58)

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
(In thousands)	Before Tax	Tax Provision /(Benefit)	Net of Tax Amount	Before Tax	Tax Provision /(Benefit)	Net of Tax Amount
Foreign currency translation adjustments	$(255)	$—	$(255)	$132	$—	$132

Net changes related to available-for-sale securities:
Unrealized gains (losses)	6	—	6	(1)	(5)	4
Reclassification adjustment for (gains) losses included in net income (loss)	21	—	21	(4)	—	(4)
Total net changes related to available-for-sale securities	27	—	27	(5)	(5)	—

Net changes related to foreign exchange forward contracts:
Unrealized gains (losses)	(292)	—	(292)	254	89	165
Reclassification adjustment for (gains) losses included in net income (loss)	(47)	—	(47)	170	58	112
Total net changes related to foreign exchange forward contracts	(339)	—	(339)	424	147	277

Other comprehensive income (loss)	$(567)	$—	$(567)	$551	$142	$409

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

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (a)				Affected Line Item in the Statements of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Unrealized gains (losses) on available-for-sale securities	$2	$4	$(21)	$4	Interest income and other
	—	—	—	—	Income tax provision
	$2	$4	$(21)	$4	Net of tax
Unrealized gains (losses) on foreign exchange forward contracts	$14	$(69)	$39	$(120)	Cost of revenues
	—	(15)	5	(29)	Research and development expenses
	—	(11)	3	(21)	Selling, general and administrative expenses
	14	(95)	47	(170)	Total before tax
	—	32	—	58	Income tax benefit
	$14	$(63)	$47	$(112)	Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.

At June 30, 2013 and December 31, 2012, components of accumulated other comprehensive income (loss) are as follows:

(In thousands)	June 30, 2013	December 31, 2012

Unrealized gains (losses) on available-for-sale securities	$4	$(23)
Unrealized gains (losses) on effective portion of foreign exchange forward contracts, net	(228)	111
Foreign currency translation adjustments	(500)	(245)
Balance at end of period	$(724)	$(157)

13. INCOME TAXES:

We recorded income tax expense of $74,000 in the six months ended June 30, 2013, reflecting an effective tax rate of a negative 2%, compared to an income tax benefit of $86,000 in the six months ended June 30, 2012, reflecting an effective tax rate of a negative 58%. In the fourth quarter of 2012, we recorded a valuation allowance against substantially all of our United States and Singapore based deferred tax assets. Our income tax expense and effective tax rate in the six months ended June 30, 2013, reflects minimal state income tax expense and foreign income tax expense associated with our subsidiaries in the United Kingdom and China.

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

At December 31, 2012, we concluded that a valuation allowance was needed for substantially all of our United States and Singapore based deferred tax assets due to the decline in our level of profitability and near term financial outlook. In analyzing the need for a valuation allowance, we first considered our history of operating results for income tax purposes over the past three years in each of the tax jurisdictions where we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. Finally, we considered both our near and long-term financial outlook and timing regarding when we might return to profitability. After considering all available evidence, both positive and negative, we concluded that a valuation allowance with respect to substantially all of our U.S. and Singapore based deferred tax assets, was required at June 30, 2013 and December 31, 2012.

Deferred tax assets at June 30, 2013 include net operating loss carry forwards incurred in the UK by CyberOptics Ltd., which was acquired in 1999. The utilization of these net operating loss carry forwards is dependent on CyberOptics Ltd.’s ability to generate sufficient UK taxable income during the carry forward period.

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

In July 2013, the FASB issued guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists (ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists). Under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance is a change in financial statement presentation only and has no material impact in the consolidated financial results. The guidance is effective beginning January 1, 2014 on either a prospective or retrospective basis.

16. SHARE REPURCHASE:

In October of 2012, our Board of Directors authorized a $3.0 million share repurchase program. The common stock is being acquired from time to time in open market transactions, block purchases and other transactions complying with the Securities and Exchange Commission’s Rule 10b-18. We adopted a 10b5-1 trading plan to implement the repurchase program. As of June 30, 2013, we have spent $720,000 to repurchase a total of 116,000 shares of our common stock under the October 2012 repurchase authorization. In the three months ended June 30, 2013, we spent $514,000 to repurchase a total of 85,625 shares of our common stock. In the six months ended June 30, 2013 we spent $700,000 to repurchase a total of 113,536 shares of our common stock. We did not repurchase any stock in the six months ended June 30, 2012.

17. NEW SINGAPORE LEASE:

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

FORWARD LOOKING STATEMENTS:

The following management’s discussion and analysis contains a number of estimates and predictions that are forward looking rather than based on historical fact. Among other matters, we discuss (i) our level of anticipated revenues, gross margins, expenses, and net income or loss for the third quarter and full year 2013; (ii) the potential margin improvements resulting from our next-generation products; (iii) the timing of initial revenue and margin improvements from other new products that we have under development, that have been recently introduced or we anticipate introducing in the future; (iv) our beliefs regarding trends in the general economy and its impact on markets for our products and (v) the impact of currency fluctuations on our operations. Although we have made these statements based on our experience and best estimate of future events, there may be events or factors that we have not anticipated, and the accuracy of our statements and estimates are subject to a number of risks, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We experienced reduced year over year demand for our surface mount technology (SMT) sensor and system products in the second quarter and first half of 2013 due to weak conditions in the SMT capital equipment market. The sharp downturn in the personal computer market also affected our year-over-year results because a significant portion of the customers that use our SPI and AOI system products produce laptop computers. We believe the electronics market bottomed out during the first quarter of 2013 and is now strengthening as indicated by recent order bookings and the 39% sequential increase in our second quarter sales to $9.3 million, up from $6.7 million in the first quarter. Backlog at June 30, 2013 totaled $4.2 million, compared to $2.5 million at the end of the first quarter. The increase in backlog was driven by order bookings of $11.0 million in the second quarter, up 66% from the first quarter level. We also anticipate receiving a $1.0 million order in the third quarter from a major Asian ODM customer for SE500 solder paste inspection systems. Reflecting the higher order rate and backlog at the end of the second quarter, we are forecasting an improvement in our net loss to $0.01 to $0.07 per share on sales of $10.3 to $11.3 million for the third quarter ending September 30, 2013, including a one-time income tax benefit of $300,000.

During the second quarter, we continued to make progress with new inspection systems engineered for the mobile computing and high performance market segments, where much of the industry’s growth is occurring. The QX600 automated optical inspection (AOI) system that started selling in the first quarter and the SE600 SPI system that was introduced at the start of the third quarter of 2013 are designed with significantly improved resolution, performance and usability, required for accurately inspecting the smallest circuit board components in smart phones, tablets and other high performance applications. We also posted solid sales of our new SE500 Ultra SPI system, which offers a 30% increase in inspection speed for high-volume production runs, and with the QX100i in-line AOI system that was designed as part of our tiered product strategy.

Recent product introductions mark our first steps toward strengthening our competitive position in our current markets, particularly in the mobile computing and high performance market segments. We also intend to expand our technology into adjacent targeted markets that require high precision optical 3D inspection. To achieve our growth objectives, we have taken a number of key steps. We have: implemented a functional organization focused on our systems business, which has included centralizing our R&D operation under a single leader to sharpen our focus and effectiveness on enhanced and next generation system products; consolidated sales and product marketing under one leader to focus on systems growth opportunities; earmarked expenditures to expand our marketing organization; and committed resources to developing innovative new products with ease of use and inspection performance that exceed the metrics of current and foreseeable competitive products. With cash and marketable securities of $25.3 million at the end of the second quarter, we believe we have the resources required to attain our growth objectives over the next several years.

Our Board of Directors has authorized a $3.0 million share repurchase program. The common stock is being acquired from time to time in open market transactions, block purchases and other transactions complying with the Securities and Exchange Commission’s Rule 10b-18. We adopted a 10b5-1 trading plan to implement the repurchase program. As of June 30, 2013, we have repurchased approximately 116,000 shares of our common stock under this authorization for an aggregate repurchase price of $720,000.

Revenues

Our revenues decreased by 28% to $9.3 million in the three months ended June 30, 2013 from $13.0 million in the three months ended June 30, 2012 and decreased by 34% to $16.0 million in the six months ended June 30, 2013 from $24.3 million in the six months ended June 30, 2012. The following table sets forth revenues by product line for the three and six month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
OEM Alignment Sensors	$2,738	$4,037	$4,476	$8,215
Semiconductor Sensors	1,664	1,618	3,458	3,169
SMT Inspection Systems	4,915	7,348	8,096	12,899
Total	$9,317	$13,003	$16,030	$24,283

Sales of OEM alignment sensors declined from the year-earlier periods in the second quarter and first half of 2013 due to a persistently sluggish global economy and weak SMT market conditions. Sales of SMT alignment sensors decreased by $1.3 million or 32% to $2.7 million in the three months ended June 30, 2013, from $4.0 million in the three months ended June 30, 2012, and decreased by $3.7 million or 46% to $4.5 million in the six months ended June 30, 2013, from $8.2 million in the six months ended June 30, 2012. We anticipate that third quarter sensor sales will increase on a sequential basis as our OEM customers increase their sensor purchases reflecting the strengthening of the global SMT capital equipment market.

Sales of semiconductor sensors increased by $46,000 or 3% to $1.7 million in the three months ended June 30, 2013, from $1.6 million in the three months ended June 30, 2012, and increased by $289,000 or 9% to $3.5 million in the six months ended June 30, 2013, from $3.2 million in the six months ended June 30, 2012. The revenue increases in the second quarter and first half of 2013 resulted from strong growth in sales of our WaferSense® products, offset in part by continuing declines in sales of older wafer mapper and frame grabber products. We anticipate that sales of wafer mapper and frame grabber products will continue to slowly decline in the future, given that the products are mature, and any new investment is expected to be minimal. Sales of WaferSense products increased by $188,000 or 16% to $1.4 million in the three months ended June 30, 2013, from $1.2 million in the three months ended June 30, 2012, and increased by $628,000 or 28% to $2.9 million in the six months ended June 30, 2013, from $2.2 million in the six months ended June 30, 2012.

Revenue from sales of our stand-alone SMT inspection systems decreased by $2.4 million or 33% to $4.9 million in the three months ended June 30, 2013, from $7.3 million in the three months ended June 30, 2012, and decreased by $4.8 million or 37% to $8.1 million in the six months ended June 30, 2013, from $12.9 million in the six months ended June 30, 2012. Sales of SPI systems declined by $195,000 or 8% to $2.3 million in the three months ended June 30, 2013, from $2.5 million in the three months ended June 30, 2012, and decreased by $804,000 or 18% to $3.6 million in the six months ended June 30, 2013, from $4.4 million in the six months ended June 30, 2012. Aggregate sales of AOI systems decreased by $2.1 million or 49% to $2.2 million in the three months ended June 30, 2013, from $4.3 million in the three months ended June 30, 2012, and decreased by $3.8 million or 51% to $3.6 million in the six months ended June 30, 2013, from $7.4 million in the six months ended June 30, 2012.

Sales of SMT inspection systems in the second quarter and first half of 2013 were impacted by a sluggish global economy, particularly in China, and weak conditions in the global SMT capital equipment market. In addition, because a significant portion of the customers that use our SPI and AOI systems produce laptop computers, our sales of inspection systems were negatively impacted by ongoing changes in the electronics market, as consumers moved away from laptops and instead to smart phones, tablets and other mobile computing devices. Sales of AOI systems were hit particularly hard by the shift in the electronics market away from laptop computers. Sales of 3D AOI systems by competitors are also beginning to impact our 2D AOI sales.

We introduced our QX600 AOI system in the first quarter of 2013. At the beginning of this year’s third quarter we introduced our next-generation SE600 SPI system. These next generation systems are engineered with the improved resolution, performance and usability required to accurately inspect the smallest circuit board components used in smart phones, tablets, and other applications requiring higher resolution due to smaller component sizes. We believe that introduction of these new system products and other next generation products planned for the future will strengthen our competitive position in the SMT inspection systems market and that technology trends toward smaller components and increased production speeds will increase the demand for our products in the future.

Export revenue totaled $7.5 million or 80% of total revenue in the three months ended June 30, 2013, compared to $11.3 million or 87% of total revenue in the three months ended June 30, 2012. Export revenue totaled $12.8 million or 80% of total revenue in the six months ended June 30, 2013, compared to $21.1 million or 87% of total revenue in the six months ended June 30, 2012. Export revenue as a percentage of total revenue declined in the second quarter and first half of 2013 because export sales of OEM alignment sensors were lower in the first quarter of 2013 when compared to the same period of 2012. In addition, lower sales of inspection systems in China due to the shift in the electronics market away from laptop computers also impacted our export revenue.

Cost of Revenues and Gross Margin

Cost of revenues decreased by $2.2 million or 30% to $5.2 million in the three months ended June 30, 2013 from $7.5 million in the three months ended June 30, 2012 and decreased by $4.5 million or 33% to $9.0 million in the six months ended June 30, 2013 from $13.5 million in the six months ended June 30, 2012. The decrease in cost of revenue in both periods was due to the 28% decrease in second quarter sales and 34% decrease in first half 2013 sales, when compared to the same periods of 2012.

Gross margin as a percentage of OEM alignment and semiconductor sensor sales was 49% in the three months ended June 30, 2013, compared to 44% in the three months ended June 30, 2012, and was 49% in the six months ended June 30, 2013, compared to 46% in the six months ended June 30, 2012. The increase in gross margin percentage in the second quarter and first half of 2013 was due largely to the increase in sales of higher margin WaferSense products, combined with the reduction in sales of lower margin OEM alignment sensor products. Gross margins in 2013 have also benefited from the efficiencies resulting from our restructuring activities last year.

Gross margin as a percentage of SMT inspection systems sales was 39% in both the three and six months ended June 30, 2013, compared to 41% in the three months ended June 30, 2012, and 43% in the six months ended June 30, 2012. The decrease in gross margin percentage in 2013 was due largely to the shift in sales mix of our SMT inspection systems to lower margin SPI systems and away from higher margin QX AOI systems. Sales of AOI systems were hit particularly hard by the shift in the electronics market away from laptop computers.

Our markets are highly price competitive, particularly the electronic assembly market, resulting in continual pressure on our gross margins. We compensate for pricing pressure by introducing new products with more features and improved performance and through manufacturing cost reduction programs. For example, our latest stand-alone SMT inspection system products combine a reduction in cost with enhanced performance. Other recently introduced products, including our off-line and integrated in-line QX100 and QX100i AOI tabletop systems, and WaferSense sensors, have more favorable margins than our existing products. We also anticipate that we will be able to improve gross margins for our SMT inspection system products by further penetrating the mobile computing and high performance market segments, where much of the industry’s growth is occurring and sales prices are higher.

Operating Expenses

Research and development expense was $2.0 million in the three months ended June 30, 2013, compared to $2.1 million in the three months ended June 30, 2012. Research and development expense was $3.9 million in the six months ended June 30, 2013, compared to $4.0 million in the six months ended June 30, 2012. The slight decrease in research and development expense in the second quarter and first half of 2013 resulted from lower wages and benefits due to our 2012 restructuring activities, offset in part by research and development efforts for new products, including our QX600 AOI system and our next-generation SE600 SPI system. We anticipate that third quarter research and development expenses will be down slightly from the second quarter level, and then increase later in the fourth quarter of 2013, as we accelerate development of new system products.

Selling, general and administrative expense was $3.2 million in the three months ended June 30, 2013, compared to $3.4 million in the three months ended June 30, 2012. Selling, general, and administrative expense was $6.4 million in the six months ended June 30, 2013, compared to $6.6 million in the six months ended June 30, 2012. The decrease in selling, general and administrative expense in the second quarter and first half of 2013 was due to a reduction in commissions for third party sales representatives due to the overall decline in SMT system sales in 2013 when compared to 2012, and efficiencies from our restructuring activities last year. Selling, general and administrative expense was reduced by $51,000 in the six months ended June 30, 2013 and $45,000 in the six months ended June 30, 2012 due to a reduction in our allowance for doubtful accounts, resulting from partial recovery of a receivable we reserved for in 2009. Selling, general and administrative expense in the third quarter is expected to be at or near the second quarter level.

Operating expenses as a percentage of revenue were higher in the second quarter and first half of 2013 when compared to the same periods of 2012 due to the year over year decline in our revenue. We implemented restructuring actions in the third and fourth quarters of 2012 to reduce our losses given the recent revenue declines. Given that we have earmarked expenditures to expand our marketing organization and committed resources to developing innovative new products with ease of use and inspection performance, we anticipate that operating expenses will increase later in 2013.

Goodwill Impairment

We analyzed our goodwill for impairment in the first and second quarters of 2013 and concluded that there was no impairment. The analyses were triggered by a decline in our stock market capitalization below our net book value for a period of more than 30 days. Factors which could trigger an impairment charge in the future include further significant erosion in industry or economic trends, a significant decline in future estimated cash flows or a significant decline in our stock market capitalization relative to net book value.

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

We anticipate annual savings of up to $800,000 resulting from consolidation of research and development for our semiconductor products, and annual savings of up to $1.4 million from the fourth quarter workforce reduction. We anticipate that a significant portion of the savings from these actions will be offset by additional spending, given that we have earmarked expenditures to expand our marketing organization and committed resources to developing next generation system products. No restructuring or severance costs were incurred in the first six months of either 2013 or 2012.

A summary of our restructuring accrual is as follows:

(In thousands)	Fourth Quarter 2012 Workforce Reduction
Balance, December 31, 2012	$192
Cost incurred	—
Payments made	192
Balance, June 30, 2013	$—

Interest Income and Other

Interest income and other includes interest earned on investments and gains and losses associated with foreign currency transactions, including intercompany financing transactions associated with our subsidiaries in the United Kingdom and Singapore. We recognized a gain from foreign currency transactions of $31,000 in the three months ended June 30, 2013, compared to a loss from foreign currency transactions of $93,000 in the three months ended June 30, 2012. We recognized a loss from foreign currency transactions of $81,000 in the six months ended June 30, 2013, compared to a loss of $58,000 in the six months ended June 30, 2012.

Provision for Income Taxes and Effective Income Tax Rate

We recorded income tax expense of $74,000 in the six months ended June 30, 2013 reflecting an effective tax rate of a negative 2%, compared to an income tax benefit of $86,000 in the six months ended June 30, 2012, reflecting an effective tax rate of a negative 58%. In the fourth quarter of 2012, we recorded a valuation allowance against substantially all of our United States and Singapore based deferred tax assets. Our income tax expense and effective tax rate in the six months ended June 30, 2013, reflects minimal state income tax expense and foreign income tax expense associated with our subsidiaries in the United Kingdom and China. We anticipate recognizing an income tax benefit of $300,000 in the third quarter of 2013 due to the expiration of the statute of limitations for various tax exposures related to the income tax returns of prior periods.

Order Rate and Backlog

Our orders totaled $11.0 million in the three months ended June 30, 2013, compared to $6.6 million in the three months ended March 31, 2013, and $11.7 million in the three months ended June 30, 2012. Backlog totaled $4.2 million at June 30, 2013, $2.5 million at March 31, 2013 and $4.3 million at June 30, 2012.

The scheduled shipment (or estimated timing of revenue for systems recognized upon acceptance) for backlog at June 30, 2013 is as follows:

(In thousands)	Backlog
3rd Quarter 2013	$3,450
4th Quarter 2013 and after	733
Total backlog	$4,183

LIQUIDITY AND CAPITAL RESOURCES:

Our cash and cash equivalents decreased by $2.7 million in the six months ended June 30, 2013, principally resulting from $2.6 million of cash used in operating activities, $1.2 million of proceeds from maturities and sales of marketable securities, net of purchases of marketable securities, purchases of fixed asset and capitalized patent costs totaling $483,000, and $700,000 of cash used to repurchase common stock. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities, and investment of cash balances in marketable securities, or from other sources of cash. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Combined balances of cash and marketable securities decreased by $3.9 million to $25.3 million as of June 30, 2013 from $29.2 million as of December 31, 2012.

Operating activities used $2.6 million of cash in the six months ended June 30, 2013. Cash used by operations included a net loss of $3.3 million, which included non-cash expenses totaling $1.2 million for depreciation and amortization, provision for doubtful accounts, deferred taxes, non-cash gains and losses from foreign currency transactions, realized losses on available-for-sale securities transactions and stock compensation expenses.

Changes in operating assets using cash included increases in accounts receivable of $1.8 million and other assets of $360,000, decreases in advance customer payments of $227,000 and decreases in accrued expenses of $133,000. Changes in operating assets and liabilities providing cash included decreases in inventory of $337,000 and income tax refunds receivable of $514,000 and increases in accounts payable of $1.2 million. The increase in accounts receivable was due to higher sales levels in the second quarter of 2013 compared to the fourth quarter of 2012. Other assets increased due to slow payment of VAT refunds by governmental authorities, higher GST receivables and a rent deposit required for our new Singapore lease. Accrued expenses decreased due to lower sales levels in the first half of 2013 compared to the first half of 2012, resulting in a lower warranty accrual. Compensation accruals are also lower reflecting incentive compensation payments early in 2013. Better sales forecasting and inventory management resulted in lower inventory levels in the first six months of 2013. Lower income tax refunds receivable are due to refunds received in the first quarter of 2013. The increase in accounts payable resulted from higher material purchases in the second quarter of 2013 compared to the end of 2012 and a conscious effort on our part to extend the timing of vendor payments. These purchases will be paid for in the third quarter of 2013. Advance customer payments were down due to a decrease in deferred warranty revenue reflecting lower sales levels in 2013.

Operating activities provided $2.5 million of cash in the six months ended June 30, 2012. Cash provided by operations included net income of $235,000, which included non-cash expenses totaling $1.1 million for depreciation and amortization, provision for doubtful accounts, non-cash gains and losses from foreign currency transactions and stock compensation expenses. Changes in operating assets and liabilities using cash included increases in inventories of $1.4 million, other assets of $143,000, income taxes receivable of $343,000, and decreases in accrued expenses of $747,000 and advance customer payments of $221,000. Changes in operating assets and liabilities providing cash included decreases in accounts receivable of $3.4 million and increases in accounts payable of $622,000. Inventories increased as 2012 sales levels were lower than anticipated. Higher income taxes receivable are due to income tax payments made in 2012 and an increase in estimated refundable income taxes. Accrued expenses and other liabilities decreased due to lower commission and incentive compensation accruals, resulting from lower levels of revenue and profitability in 2012 compared to 2011, and payment of 2011 incentive compensation accruals in the six months ended June 30, 2012. The decrease in accounts receivable was due to lower sales levels in the second quarter of 2012, compared to the fourth quarter of 2011, and an improvement in the timing of cash collections from customers. The increase in accounts payable resulted from increased material purchases and a conscious effort on our part to extend the timing of vendor payments. These materials were paid for in the third quarter of 2012.

Investing activities provided $690,000 of cash in the six months ended June 30, 2013, compared to using $5.4 million of cash in the same period last year. Changes in the level of investment in marketable securities, resulting from the purchases, sales and maturities of those securities provided $1.2 million of cash in the six months ended June 30, 2013, compared to using $4.7 million of cash in the same period last year. We used $483,000 of cash in the six months ended June 30, 2013 for the purchase of fixed assets and capitalized patent costs, compared to using $687,000 of cash for this purpose in the six months ended June 30, 2012.

Financing activities used $700,000 of cash in the six months ended June 30, 2013 for the repurchase of common stock under a share repurchase program through which we may apply up to $2.3 million in future quarters to repurchase shares in accordance with the Securities and Exchange Commission’s Rule 10b-18. There were no significant financing activities in the six months ended June 30, 2012.

At June 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes.

Except for our obligations under facilities leases and purchase contracts, we had no material commitments for expenditures as of June 30, 2013. Purchase commitments for inventory can vary based on the volume of revenue and resulting inventory requirements. While there were no material commitments, we evaluate investment opportunities that come to our attention and could make a significant commitment in the future. In April 2013, we entered into a new lease for our existing facility in Singapore that will run for a period of 36 months from expiration of the current lease in July 2013 through July 2016. Our rent expense under the new lease will increase by approximately $60,000 per year.

Our cash, cash equivalents and marketable securities totaled $25.3 million at June 30, 2013. We believe that on-hand cash, cash equivalents and marketable securities, coupled with anticipated future cash flow from operations, will be adequate to fund our cash flow needs for the foreseeable future, including contractual obligations discussed above.

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

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies associated with our subsidiary in Singapore. These transactions are designated as cash flow hedges. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings. The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months and, accordingly, at June 30, 2013, all of our open foreign exchange forward contracts had maturities of one year or less. The dollar equivalent gross notional amount of our foreign exchange forward contracts designated as cash flow hedges at June 30, 2013 was approximately $5.7 million.

At June 30, 2013, our open foreign exchange forward contracts were in an unrealized loss position equal to $170,000 on a pre-tax basis due to a strengthening of the U.S. dollar in relation to the Singapore dollar during the time from when we first entered into these contracts through June 30, 2013. If the exchange rate between the U.S. dollar and the Singapore dollar were to remain unchanged over the next twelve months, we would realize this pre-tax loss through our statement of operations. If the U.S. dollar were to further strengthen, the unrealized losses on our open foreign exchange forward contracts could increase. However, if the US dollar strengthens, our costs, when converted from Singapore dollars to US dollars, would decline, and because we do not fully hedge all of our future anticipated cash flows that are denominated in Singapore dollars, the decline in costs would normally exceed the increased loss from hedging. Conversely, if the U.S. dollar were to weaken in future periods in relation to the Singapore dollar, the loss on our open foreign exchange forward contracts would be reduced, but our costs would increase and the increased costs in US dollar terms would normally exceed the reduction in the loss from hedging. The ultimate impact of any fluctuation in the relationship between the U.S. dollar and Singapore dollar is dependent on the level of Singapore denominated cash flows in future periods.

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

In July 2013, the FASB issued guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists (ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists). Under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance is a change in financial statement presentation only and has no material impact in the consolidated financial results. The guidance is effective beginning January 1, 2014 on either a prospective or retrospective basis.

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

b.          During the quarter ended June 30, 2013, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results.

ITEM 2C – UNREGISTERED SALES OF EQUITY

Company repurchases of equity securities:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2013 to April 30, 2013	21,700	$5.66	52,551	$2,670,918

May 1, 2013 to May 31, 2013	44,178	$6.08	96,729	$2,402,181

June 1, 2013 to June 30, 2013	19,747	$6.20	116,476	$2,279,694

Total	85,625	$6.00	116,476	$2,279,694

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

Dated: August 9, 2013