Form 10-Q
period 2013-09-30
CYBEROPTICS CORP
filed 2013-11-12
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At October 31, 2013, there were 6,556,131 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION
(Unaudited)

(In thousands, except share information)	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$4,524	$7,340
Marketable securities	7,801	11,438
Accounts receivable, less allowance for doubtful accounts of $740 at September 30, 2013 and $775 at December 31, 2012	7,548	6,129
Inventories	12,457	12,533
Income tax refunds receivable	789	1,325
Other current assets	1,407	1,338
Deferred tax assets	100	100
Total current assets	34,626	40,203

Marketable securities, long-term	11,445	10,435
Equipment and leasehold improvements, net	1,438	1,719
Intangible and other assets, net	133	189
Goodwill	569	569
Other assets	195	142
Deferred tax assets	197	363
Total assets	$48,603	$53,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,124	$2,476
Advance customer payments	283	563
Accrued expenses	1,882	1,840
Deferred tax liability	29	29
Total current liabilities	6,318	4,908

Deferred rent	383	408
Deferred warranty revenue	197	146
Reserve for income taxes	244	686
Total liabilities	7,142	6,148

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 6,666,984 shares issued and outstanding at September 30, 2013 and 6,969,772 shares issued and outstanding at December 31, 2012	29,815	31,410
Accumulated other comprehensive loss	(453)	(157)
Retained earnings	12,099	16,219
Total stockholders’ equity	41,461	47,472
Total liabilities and stockholders’ equity	$48,603	$53,620

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Revenues	$8,726	$11,558	$24,756	$35,841
Cost of revenues	4,720	6,477	13,737	19,996

Gross margin	4,006	5,081	11,019	15,845

Research and development expenses	1,978	2,129	5,835	6,108
Selling, general and administrative expenses	2,989	3,324	9,340	9,919
Restructuring and severance costs	—	217	—	217

Loss from operations	(961)	(589)	(4,156)	(399)

Interest income and other	(107)	94	(184)	53

Loss before income taxes	(1,068)	(495)	(4,340)	(346)

Income tax provision (benefit)	(294)	(48)	(220)	(134)

Net loss	$(774)	$(447)	$(4,120)	$(212)

Net loss per share – Basic	$(0.11)	$(0.06)	$(0.60)	$(0.03)
Net loss per share – Diluted	$(0.11)	$(0.06)	$(0.60)	$(0.03)

Weighted average shares outstanding – Basic	6,784	6,951	6,883	6,940
Weighted average shares outstanding – Diluted	6,784	6,951	6,883	6,940

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Net loss	$(774)	$(447)	$(4,120)	$(212)

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	115	212	(140)	344

Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses)	24	(72)	30	(73)
Reclassification adjustment for (gains) losses included in net loss	—	(2)	21	(6)
Total unrealized gains (losses) on available-for-sales securities	24	(74)	51	(79)
Unrealized gains (losses) on foreign exchange forward contracts:
Unrealized gains (losses)	61	290	(231)	544
Reclassification adjustment for losses included in net loss	71	—	24	170
Total unrealized gains (losses) on foreign exchange forward contracts	132	290	(207)	714

Other comprehensive income (loss), before tax	271	428	(296)	979
Income tax provision related to items of other comprehensive income (loss)	—	93	—	235
Other comprehensive income (loss), net of tax	271	335	(296)	744
Total comprehensive income (loss)	$(503)	$(112)	$(4,416)	$532

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,120)	$(212)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,292	1,368
Provision for doubtful accounts	(22)	(95)
Deferred taxes	43	—
Foreign currency transaction (gains) losses	151	(19)
Realized (gains) losses on available-for-sale securities	21	(6)
Stock compensation costs	330	349
Changes in operating assets and liabilities:
Accounts receivable	(1,397)	2,943
Inventories	(399)	(1,435)
Income tax refunds receivable	536	(185)
Other assets	(271)	(79)
Accounts payable	1,671	95
Advance customer payments	(229)	(224)
Accrued expenses	(339)	(810)
Net cash provided by (used in) operating activities	(2,733)	1,690

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale marketable securities	6,294	10,584
Proceeds from sales of available-for-sale marketable securities	4,340	2,936
Purchases of available-for-sale marketable securities	(7,996)	(18,681)
Additions to equipment and leasehold improvements	(610)	(1,086)
Additions to patents	(39)	(95)
Net cash provided by (used in) investing activities	1,989	(6,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	25	—
Common stock repurchases	(2,014)	—
Proceeds from issuance of common stock under employee stock purchase plan	64	139
Net cash provided by (used in) financing activities	(1,925)	139

Effects of exchange rate changes on cash and cash equivalents	(147)	104

Net decrease in cash and cash equivalents	(2,816)	(4,409)

Cash and cash equivalents – beginning of period	7,340	13,791
Cash and cash equivalents – end of period	$4,524	$9,382

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE (UNAUDITED) INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION

1. INTERIM REPORTING:

The interim condensed consolidated financial statements presented herein as of September 30, 2013, and for the three and nine month periods ended September 30, 2013 and 2012, are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and nine month periods ended September 30, 2013 do not necessarily indicate the results to be expected for the full year. The December 31, 2012 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

2. MARKETABLE SECURITIES:

Our investments in marketable securities are classified as available-for-sale and consist of the following:

	September 30, 2013
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$5,965	$9	$—	$5,974
Corporate debt securities and certificates of deposit	1,825	2	—	1,827
Marketable securities – short-term	$7,790	$11	$—	$7,801
Long-Term
U.S. government and agency obligations	$6,752	$12	$(2)	$6,762
Corporate debt securities and certificates of deposit	3,004	4	(5)	3,003
Asset backed securities	1,623	1	—	1,624
Equity security	42	14	—	56
Marketable securities – long-term	$11,421	$31	$(7)	$11,445

	December 31, 2012
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$7,358	$10	$(35)	$7,333
Corporate debt securities and certificates of deposit	4,100	5	—	4,105
Marketable securities – short-term	$11,458	$15	$(35)	$11,438
Long-Term
U.S. government and agency obligations	$9,033	$23	$(23)	$9,033
Corporate debt securities and certificates of deposit	1,192	4	(1)	1,195
Asset back securities	165	—	—	165
Equity security	42	—	—	42
Marketable securities – long-term	$10,432	$27	$(24)	$10,435

Our investments in marketable debt securities all have maturities of less than three years. At September 30, 2013, marketable debt securities valued at $15,208,000 were in an unrealized gain position totaling $28,000 and marketable debt securities valued at $3,982,000 were in an unrealized loss position totaling $7,000 (all had been in an unrealized loss position for less than twelve months). At December 31, 2012, marketable debt securities valued at $19,012,000 were in an unrealized gain position totaling $42,000 and marketable debt securities valued at $2,819,000 were in an unrealized loss position totaling $59,000 (all had been in an unrealized loss position for less than twelve months).

Net pre-tax unrealized gains for marketable securities of $35,000 at September 30, 2013 and net pre-tax unrealized losses for marketable securities of $17,000 at December 31, 2012 were recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. In the three months ended September 30, 2013, we received proceeds of $818,000 from the sale of marketable securities. In the nine months ended September 30, 2013, we received proceeds of $4,340,000 from the sale of marketable securities. In the three months ended September 30, 2012, we received proceeds of $632,000 from the sale of marketable securities. In the nine months ended September 30, 2012 we received proceeds of $2,936,000 from the sale of marketable securities. We recognized a $21,000 loss from the sale of marketable securities in the nine months ended September 30, 2013 and a $6,000 gain from the sale of marketable securities in the nine months ended September 30, 2012.

Investments in marketable securities classified as cash equivalents of $886,000 at September 30, 2013 and $2,824,000 at December 31, 2012 consist of the following:

	September 30, 2013
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Recorded Basis
Corporate debt securities and certificates of deposit	$886	$—	$—	$886
	$886	$—	$—	$886

	December 31, 2012
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Recorded Basis
Corporate debt securities and certificates of deposit	$2,824	$—	$—	$2,824
	$2,824	$—	$—	$2,824

Cash and marketable securities held in foreign accounts totaled $1,180,000 at September 30, 2013 and $3,585,000 at December 31, 2012.

3. DERIVATIVES:

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies associated with our subsidiary in Singapore. These transactions are designated as cash flow hedges. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Hedge ineffectiveness and the amounts excluded from effectiveness testing recognized in income on cash flow hedges were not material for the three and nine month periods ended September 30, 2013 and September 30, 2012.

The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months. Accordingly, at September 30, 2013 and September 30, 2012, all of our open foreign exchange forward contracts had maturities of one year or less. The dollar equivalent gross notional amount of our foreign exchange forward contracts designated as cash flow hedges was approximately $6.2 million at September 30, 2013 and $9.6 million at September 30, 2012.

Reclassifications of amounts from accumulated other comprehensive income (loss) into earnings include accumulated gains (losses) at the time earnings are impacted by the forecasted transaction. The location in the consolidated statements of operations and comprehensive income (loss) and amounts of gains and losses related to derivative instruments designated as cash flow hedges are as follows:

	Three Months Ended September 30, 2013
(In thousands)	Pretax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income (Loss)	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income (Loss)
Cost of revenues	$31	$(41)	$—
Research and development	16	(17)	—
Selling, general and administrative	14	(13)	—
Total	$61	$(71)	$—

	Three Months Ended September 30, 2012
(In thousands)	Pretax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income (Loss)	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income (Loss)
Cost of revenues	$200	$2	$—
Research and development	51	(2)	—
Selling, general and administrative	39	—	—
Total	$290	$—	$—

	Nine Months Ended September 30, 2013
(In thousands)	Pretax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income (Loss)	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income (Loss)
Cost of revenues	$(139)	$(2)	$—
Research and development	(53)	(12)	—
Selling, general and administrative	(39)	(10)	—
Total	$(231)	$(24)	$—

	Nine Months Ended September 30, 2012
(In thousands)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income (Loss)	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Cost of revenues	$379	$(119)	$—
Research and development	93	(30)	—
Selling, general and administrative	72	(21)	—
Total	$544	$(170)	$—

We expect to reclassify the September 30, 2013 pretax unrealized loss recorded in accumulated other comprehensive income (loss) of $40,000 to earnings over the next 12 months with the impact offset by cash flows from underlying hedged items. The fair value of our foreign exchange forward contracts representing a loss in the amount of $38,000 as of September 30, 2013 has been recorded in accrued expenses. The fair value of our foreign exchange forward contracts representing a gain in the amount of $153,000 as of December 31, 2012 has been recorded in other current assets.

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

4. FAIR VALUE MEASUREMENTS:

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our marketable securities and foreign exchange forward contracts as of September 30, 2013 and December 31, 2012 according to the three-level fair value hierarchy:

		Fair Value Measurements at September 30, 2013 Using
(In thousands)	Balance September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$12,736	$—	$12,736	$—
Corporate debt securities and certificates of deposit	4,830	—	4,830	—
Asset backed securities	1,624	—	1,624	—
Equity security	56	56	—	—
Total marketable securities	$19,246	$56	$19,190	$—

Derivative instruments-liabilities:
Foreign exchange forward contracts	$38	$—	$38	$—

		Fair Value Measurements at December 31, 2012 Using
(In thousands)	Balance December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$16,366	$—	$16,366	$—
Corporate debt securities and certificates of deposit	5,300	—	5,300	—
Asset backed securities	165	—	165	—
Equity security	42	42	—	—
Total marketable securities	$21,873	$42	$21,831	$—

Derivative instruments-assets:
Foreign exchange forward contracts	$153	$—	$153	$—

During the nine months ended September 30, 2013 there were no significant transfers within the three level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed which merit a transfer between the disclosed levels of the valuation hierarchy.

The fair value for our U.S. government and agency obligations, corporate debt securities and certificates of deposit and asset backed securities are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers. The fair value for our equity security is based on a quoted market price obtained from an active market.

The fair value for our foreign exchange forward contracts is based on foreign currency spot and forward rates obtained from reputable financial institutions with resulting valuations periodically validated by obtaining foreign currency spot rate and forward quotes from other industry standard sources, third party or counterparty quotes. The fair value of our foreign exchange forward contracts representing a loss in the amount of $38,000 as of September 30, 2013 has been recorded in accrued expenses. The fair value of our foreign exchange forward contracts representing a gain in the amount of $153,000 as of December 31, 2012 has been recorded in other current assets.

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, income tax refunds receivable, other assets, accounts payable, and all current liabilities approximate their related fair values due to the short-term maturities of these instruments. Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value during the three and nine months ended September 30, 2013 or September 30, 2012.

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

Equity based compensation expense in the three months ended September 30, 2013 totaled $97,000 and includes $62,000 for stock option awards, $10,000 for our employee stock purchase plan, and $25,000 for unvested restricted stock units. Equity based compensation expense in the nine months ended September 30, 2013 totaled $330,000 and includes $192,000 for stock option awards, $34,000 for our employee stock purchase plan, $74,000 for unvested restricted stock units and $30,000 for shares issued to our non-employee directors upon their re-election to our board in May 2013.

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

At September 30, 2013, the total unrecognized compensation cost related to non-vested equity based compensation arrangements was $680,000 and the related weighted average period over which it is expected to be recognized is 1.91 years.

Stock Options

We have two stock incentive plans that are administered under the supervision of the Compensation Committee of the Board of Directors. There are 1,030,307 shares of common stock reserved in the aggregate for issuance of options and other stock based benefits under these plans, including restricted stock units and share grants to employees, officers and others. Reserved shares underlying canceled options are available for future grant under our active plan. Options are granted at an option price per share equal to or greater than the market value on the date of grant. Generally, options granted to employees vest over a four-year period and expire seven or ten years after the date of grant. As of September 30, 2013, there were 466,203 shares of common stock available under these plans for future issuance to employees, officers and others.

The following is a summary of stock option activity during the nine months ended September 30, 2013:

	Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2012	544,153	$8.68
Granted	—	—
Exercised	(5,000)	4.99
Expired	(12,500)	7.26
Forfeited	(1,250)	8.71
Outstanding, September 30, 2013	525,403	$8.75

Exercisable, September 30, 2013	331,989	$9.32

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At September 30, 2013, the weighted average remaining contractual term of all outstanding options was 3.60 years and their aggregate intrinsic value was $149,575. At September 30, 2013, the weighted average remaining contractual term of options that were exercisable was 2.56 years and their aggregate intrinsic value was $149,575. We received proceeds of $25,000 from the exercise of stock options in the nine months ended September 30, 2013. We received no proceeds from the exercise of stock options in the nine months ended September 30, 2012.

Restricted Stock Units

Our 1998 Stock Incentive Plan also permits our Compensation Committee to grant other stock-based benefits, including restricted stock units. Restricted stock units are valued at a price equal to the fair market value of our common stock on the date of grant, vest over a four year period provided the employee is still working for the company and entitle the holders to one share of our common stock for each restricted stock unit. The aggregate fair value of outstanding restricted stock units as of September 30, 2013 was $241,000.

A summary of activity in non-vested restricted stock units for the nine months ended September 30, 2013 is as follows:

Non-vested restricted stock units	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	44,555	$7.61
Granted	—	—
Vested	(5,438)	7.31
Forfeited	(416)	8.71
Non-vested at September 30, 2013	38,701	$7.64

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. There were 12,656 shares issued under this plan in the nine months ended September 30, 2013 and 19,759 shares issued in the nine months ended September 30, 2012. As of September 30, 2013, 153,926 shares remain available for future issuance under this plan.

Stock Grant Plan for Non-Employee Directors

Our stock grant plan for non-employee directors provides for automatic grants of 1,000 shares of our common stock to each of our non-employee directors upon their re-election to the Board of Directors. The plan provides for a total of 30,000 shares of our common stock for issuance to directors and will expire on May 19, 2018. We issued a total of 5,000 shares of common stock under this plan in connection with our annual meeting in May 2013, resulting in $30,000 of stock compensation expense in the nine months ended September 30, 2013. There are presently 6,000 shares of common stock reserved in the aggregate for future issuance under this plan.

6. INVENTORIES AND WARRANTIES:

Inventories consist of the following:

(In thousands)	September 30, 2013	December 31, 2012
Raw materials and purchased parts	$7,287	$8,152
Work in process	1,549	1,322
Finished goods	3,621	3,059
Total inventories	$12,457	$12,533

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

A reconciliation of the changes in our estimated warranty liability is as follows:

	Nine Months Ended September 30,
(In thousands)	2013	2012
Balance at beginning of period	$694	$985
Accrual for warranties	418	616
Warranty revision	4	(14)
Settlements made during the period	(619)	(765)
Balance at end of period	$497	$822

Deferred warranty revenue:

The current portion of our deferred warranty revenue is included as a component of advance customer payments. A reconciliation of the changes in our deferred warranty revenue is as follows:

	Nine Months Ended September 30,
(In thousands)	2013	2012
Balance at beginning of period	$582	$806
Revenue deferrals	253	181
Amortization of deferred revenue	(355)	(336)
Total deferred warranty revenue	480	651
Current portion of deferred warranty revenue	(283)	(462)
Long-term deferred warranty revenue	$197	$189

7. INTANGIBLE ASSETS:

Intangible assets consist of the following:

	September 30, 2013			December 31, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,887	$(2,754)	$133	$2,847	$(2,658)	$189

Amortization expense for the three and nine month periods ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Patents	$30	$39	$95	$117

Amortization of patents has been classified as research and development expense in the accompanying statements of operations. Estimated aggregate amortization expense based on current intangibles for the next four years is expected to be as follows: $25,000 for the remainder of 2013, $71,000 in 2014, $32,000 in 2015, and $5,000 in 2016.

Intangible and other long lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when future undiscounted cash flows expected to result from use of the asset and eventual disposition are less than the carrying amount.

8. GOODWILL:

We assess our goodwill for impairment in the fourth quarter of each year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In each quarter of 2013, our stock market capitalization fell below our net book value for a period of more than 30 days, indicating that the value of our goodwill might be impaired.

In 2013 when evaluating whether or not goodwill was impaired, we compared our fair value to our net book value or carrying value (Step 1 of the impairment test). In calculating fair value, we used the income approach. The income approach is a valuation technique under which we estimate future cash flows using financial forecasts. Future estimated cash flows are discounted to their present value to calculate fair value. When considering fair value, we also gave consideration to the control premium in excess of our current market capitalization that might be obtained from a third party acquirer. In the situation where net book value or carrying value exceeds fair value, the amount of impairment loss must be measured. The measurement of impairment (Step 2 of the impairment test) is calculated by determining the implied fair value of goodwill, which equals the excess of any remaining fair value over the fair values assigned to other assets and liabilities. Goodwill impairment is measured as the excess of the carrying amount of goodwill over its implied fair value.

In determining fair value under the income approach, our expected cash flows are affected by various assumptions. Fair value on a discounted cash flow basis uses our business plan and projections as the basis for expected future cash flow forecasts, with an estimation of residual growth rates thereafter. For each quarter of 2013 our impairment tests utilized a 15% discount rate and our terminal value was based on a multiple equal to 6 times our projected future earnings before interest, taxes, depreciation and amortization. We believe the significant assumptions used in our 2013 goodwill impairment tests, including a 15% discount rate, are reflective of the assumptions currently used in the marketplace to evaluate fair value. Our recent analyses indicate that our goodwill at September 30, 2013 and December 31, 2012 in the amount of $569,000 is not impaired.

9. SIGNIFICANT CUSTOMERS:

Export sales were 73% of revenue in the three months ended September 30, 2013 and 78% of revenue in the nine months ended September 30, 2013. Export sales were 84% of revenue in the three months ended September 30, 2012 and 86% of revenue in the nine months ended September 30, 2012. Virtually all of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Americas	$85	$172	$582	$1,276
Europe	1,820	3,513	6,495	10,438
Asia	4,412	5,943	11,804	18,681
Other	75	79	338	455
Total export sales	$6,392	$9,707	$19,219	$30,850

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

We are dependent upon two customers, Juki and Assembleon, for a significant portion of our total revenue. For the nine months ended September 30, 2013, sales to Juki accounted for 16% of our total revenue and sales to Assembleon accounted for 8% of our total revenue.

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

Additional severance costs of $523,000 were incurred in the fourth quarter of 2012 when we reduced our global workforce by approximately 10% or 20 employees in response to the sluggish economy and weak SMT and semiconductor market conditions. No restructuring or severance costs were incurred in the three or nine months ended September 30, 2013.

A summary of our restructuring accrual is as follows:

(In thousands)	Fourth Quarter 2012 Workforce Reduction
Balance, December 31, 2012	$192
Cost incurred	—
Payments made	192
Balance, September 30, 2013	$—

11. NET LOSS PER SHARE:

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Common equivalent shares consist of common shares to be issued upon exercise of stock options, restricted stock units and from participation in our employee stock purchase plan, as calculated using the treasury stock method. All potentially dilutive common equivalent shares are excluded from the calculations of net loss per diluted share for the three and nine month periods ended September 30, 2013 and September 30, 2012 due to their anti-dilutive effect. The components of net loss per basic and diluted share are as follows:

(In thousands except per share amounts)	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended September 30, 2013:
Basic	$(774)	6,784	$(0.11)
Dilutive effect of common equivalent shares	—	—	—
Dilutive	$(774)	6,784	$(0.11)

(In thousands except per share amounts)	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended September 30, 2012:
Basic	$(447)	6,951	$(0.06)
Dilutive effect of common equivalent shares	—	—	—
Dilutive	$(447)	6,951	$(0.06)

(In thousands except per share amounts)	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Nine Months Ended September 30, 2013:
Basic	$(4,120)	6,883	$(0.60)
Dilutive effect of common equivalent shares	—	—	—
Dilutive	$(4,120)	6,883	$(0.60)

(In thousands except per share amounts)	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Nine Months Ended September 30, 2012:
Basic	$(212)	6,940	$(0.03)
Dilutive effect of common equivalent shares	—	—	—
Dilutive	$(212)	6,940	$(0.03)

The calculation of diluted net loss per common share excludes 589,000 and 551,000 potentially dilutive shares for the three months ended September 30, 2013 and 2012, and 598,000 and 585,000 potentially dilutive shares for the nine months ended September 30, 2013 and 2012, because their effect would be anti-dilutive.

12. COMPREHENSIVE INCOME (LOSS):

Taxes related to items of other comprehensive income (loss) are as follows:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
(In thousands)	Before Tax	Tax Provision /(Benefit)	Net of Tax Amount	Before Tax	Tax Provision /(Benefit)	Net of Tax Amount
Foreign currency translation adjustments	$115	$—	$115	$212	$—	$212
Net changes related to available-for-sale securities:
Unrealized gains (losses)	24	—	24	(72)	(9)	(63)
Reclassification adjustment for gains included in net loss	—	—	—	(2)	(1)	(1)
Total net changes related to available-for-sale securities	24	—	24	(74)	(10)	(64)

Net changes related to foreign exchange forward contracts:
Unrealized gains	61	—	61	290	103	187
Reclassification adjustment for losses included in net loss	71	—	71	—	—	—
Total net changes related to foreign exchange forward contracts	132	—	132	290	103	187

Other comprehensive income	$271	$—	$271	$428	$93	$335

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
(In thousands)	Before Tax	Tax Provision /(Benefit)	Net of Tax Amount	Before Tax	Tax Provision /(Benefit)	Net of Tax Amount
Foreign currency translation adjustments	$(140)	$—	$(140)	$344	$—	$344
Net changes related to available-for-sale securities:
Unrealized gains (losses)	30	—	30	(73)	(14)	(59)
Reclassification adjustment for (gains) losses included in net loss	21	—	21	(6)	(1)	(5)
Total net changes related to available-for-sale securities	51	—	51	(79)	(15)	(64)

Net changes related to foreign exchange forward contracts:
Unrealized gains (losses)	(231)	—	(231)	544	192	352
Reclassification adjustment for losses included in net loss	24	—	24	170	58	112
Total net changes related to foreign exchange forward contracts	(207)	—	(207)	714	250	464

Other comprehensive income (loss)	$(296)	$—	$(296)	$979	$235	$744

Reclassification adjustments are made to avoid double counting in comprehensive income (loss) items that are also recorded as part of net loss. Reclassifications to earnings related to cash flow hedging instruments are discussed in Note 3. Income taxes are not provided for foreign currency translation adjustments relating to permanent investments in international subsidiaries. We have recorded a valuation allowance against substantially all of our United States and Singapore based deferred tax assets. Accordingly, we do not expect to record a tax provision for items of other comprehensive income (loss) until such time as the valuation allowance is substantially reduced. The effect of the reclassifications from comprehensive income (loss) to earnings by line item is as follows:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (a)				Affected Line Item in the Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Unrealized gains (losses) on available-for-sale securities	$—	$2	$(21)	$6	Interest income and other
	—	1	—	1	Income tax provision (benefit)
	$—	$1	$(21)	$5	Net of tax
Unrealized gains (losses) on foreign exchange forward contracts	$(41)	$2	$(2)	$(119)	Cost of revenues
	(17)	(2)	(12)	(30)	Research and development expenses
	(13)	—	(10)	(21)	Selling, general and administrative expenses
	(71)	—	(24)	(170)	Total before tax
	—	—	—	(58)	Income tax provision (benefit)
	$(71)	$—	$(24)	$(112)	Net of tax

(a)	Amounts in parentheses indicate debits to profit/loss.

At September 30, 2013 and December 31, 2012, components of accumulated other comprehensive income (loss), net of tax, are as follows:

(In thousands)	September 30, 2013	December 31, 2012

Unrealized gains (losses) on available-for-sale securities	$28	$(23)
Unrealized gains (losses) on effective portion of foreign exchange forward contracts	(96)	111
Foreign currency translation adjustments	(385)	(245)
Balance at end of period	$(453)	$(157)

13. INCOME TAXES:

We recorded an income tax benefit of $220,000 in the nine months ended September 30, 2013, reflecting an effective tax rate of 5%, compared to an income tax benefit of $134,000 in the nine months ended September 30, 2012, reflecting an effective tax rate of 39%. Our income tax benefit for the three and nine months ended September 30, 2013 included a benefit of $318,000 in the third quarter of 2013 due to the expiration of the statute of limitations for various tax exposures related to the income tax returns of prior periods. Our income tax expenses and effective tax rate in the nine months ended September 30, 2013 reflects minimal state income tax expense and foreign income tax expense associated with our subsidiaries in the United Kingdom and China. In the fourth quarter of 2012, we recorded a valuation allowance against substantially all of our United States and Singapore based deferred tax assets.

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

At December 31, 2012, we concluded that a valuation allowance was needed for substantially all of our United States and Singapore based deferred tax assets due to the decline in our level of profitability and near term financial outlook. In analyzing the need for a valuation allowance, we first considered our history of operating results for income tax purposes over the past three years in each of the tax jurisdictions where we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. Finally, we considered both our near and long-term financial outlook and timing regarding when we might return to profitability. After considering all available evidence, both positive and negative, we concluded that a valuation allowance with respect to substantially all of our U.S. and Singapore based deferred tax assets, was required at both September 30, 2013 and December 31, 2012.

Deferred tax assets at September 30, 2013 include net operating loss carry forwards incurred in the UK by CyberOptics Ltd., which was acquired in 1999. The utilization of these net operating loss carry forwards is dependent on CyberOptics Ltd.’s ability to generate sufficient UK taxable income during the carry forward period.

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

16. SHARE REPURCHASE:

In October of 2012, our Board of Directors authorized a $3.0 million share repurchase program. The common stock is being acquired from time to time in open market transactions, block purchases and other transactions complying with the Securities and Exchange Commission’s Rule 10b-18. We adopted a 10b5-1 trading plan to implement the repurchase program. As of September 30, 2013, we have spent $2.0 million to repurchase a total of 334,000 shares of our common stock under the October 2012 repurchase authorization. In the three months ended September 30, 2013, we spent $1.3 million to repurchase a total of 217,000 shares of our common stock. In the nine months ended September 30, 2013 we spent $2.0 million to repurchase a total of 331,000 shares of our common stock. We did not repurchase any stock in the nine months ended September 30, 2012.

17. NEW SINGAPORE LEASE:

In April 2013, we entered into a new lease agreement for our existing 20,000 square foot Singapore facility that became effective on July 25, 2013. The new agreement provides that we will lease the facility through July 24, 2016. Future minimum lease payments due under the lease agreement are approximately $1.3 million. We estimate an increase in average annual rental expense over the term of the new lease of approximately $60,000. At the end of the lease period in 2016, we will have the option to renew the lease for an additional 3 years.

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

FORWARD LOOKING STATEMENTS:

The following management’s discussion and analysis contains a number of estimates and predictions that are forward looking rather than based on historical fact. Among other matters, we discuss (i) our level of anticipated revenues, gross margins, expenses, and net loss for the fourth quarter and full year 2013; (ii) the potential margin improvements resulting from our next-generation products; (iii) the timing of initial revenue and margin improvements from other new products that we have under development, that have been recently introduced or we anticipate introducing in the future; (iv) our beliefs regarding trends in the general economy and its impact on markets for our products and (v) the impact of currency fluctuations on our operations. Although we have made these statements based on our experience and best estimate of future events, there may be events or factors that we have not anticipated, and the accuracy of our statements and estimates are subject to a number of risks, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We experienced reduced year over year demand for our surface mount technology (SMT) sensor and system products in the first nine months of 2013 due to weak conditions in the SMT capital equipment market, the sharp downturn in the laptop personal computer market, and slower than anticipated market acceptance of our new automated optical inspection (AOI) products. The AOI market accounts for approximately two-thirds of the total inspection systems market. Customer acceptance of our new QX600 AOI inspection system products, which are expected to address market segments outside the laptop computer space, have been slower than anticipated because our competitors are stressing the importance of 3D vs. 2D AOI. The factors that affected our third quarter performance are expected to continue in the fourth quarter. As a result, we are forecasting sales of $7.0 to $8.0 million and a net loss for the fourth quarter of 2013. Since we do not anticipate a material near-term recovery in sales, we will be strengthening our commitment to cost control to minimize losses and cash consumption and our focus on market support for our product lines.

We are encouraged by initial acceptance of our new SE600 solder paste inspection (SPI) system, which we believe has the improved performance and usability we need to gain SPI market share. Although we recorded no sales of the SE600 SPI system in the third quarter, it is doing very well in a number of customer evaluations, including head to head competition against the industry leading SPI supplier, which makes us believe that we are capable of gaining share in the SPI market. We also continued to post solid sales of our new SE500 Ultra SPI system, which offers a 30% increase in inspection speed for high-volume production runs.

Recent product introductions mark our first steps toward strengthening our competitive position in our current markets, particularly in the mobile computing and high performance market segments. We are developing new 3D technologies for SPI and AOI that we expect to be market ready by the start of 2015. We also intend to expand our technology into adjacent targeted markets that require high precision optical 3D inspection. To achieve our growth objectives, we have taken a number of key steps: we have implemented a functional organization focused on our systems business, which has included centralizing our R&D operation under a single leader to sharpen our focus and effectiveness on enhanced and next generation system products; we have consolidated sales and product marketing under one leader to focus on systems growth opportunities; we have earmarked expenditures to expand our marketing organization; and we have committed resources to developing new products with ease of use and inspection performance that we believe exceed the metrics of current and foreseeable competitive products. Further, in September 2013, our Board of Directors appointed a new executive chairman who has been tasked with helping us to leverage our capabilities with the goal of developing new cutting edge technologies and products. With cash and marketable securities of $23.8 million at the end of the third quarter, we believe we have the resources required to attain our growth objectives over the next several years.

Our Board of Directors has authorized a $3.0 million share repurchase program. Our common stock is being acquired from time to time in open market transactions, block purchases and other transactions complying with the Securities and Exchange Commission’s Rule 10b-18. We adopted a 10b5-1 trading plan to implement the repurchase program. As of September 30, 2013, we have repurchased approximately 334,000 shares of our common stock under this authorization for an aggregate repurchase price of $2.0 million.

Revenues

Our revenues decreased by 25% to $8.7 million in the three months ended September 30, 2013, from $11.6 million in the three months ended September 30, 2012 and decreased by 31% to $24.8 million in the nine months ended September 30, 2013, from $35.8 million in the nine months ended September 30, 2012. The following table sets forth revenues by product line for the three and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
OEM Alignment Sensors	$3,214	$3,029	$7,690	$11,243
Semiconductor Sensors	1,706	1,923	5,164	5,092
SMT Inspection Systems	3,806	6,606	11,902	19,506
Total	$8,726	$11,558	$24,756	$35,841

Sales of OEM alignment sensors increased by 6% to $3.2 million in the three months ended September 30, 2013 from $3.0 million in the three months ended September 30, 2012 due to initial sales of our next generation LaserAlign and Embedded Process Verification (EPV) sensors to our largest OEM customer. Sales of OEM alignment sensors declined by 32% to $7.7 million in the nine months ended September 30, 2013 from $11.2 million in the nine months ended September 30, 2012 due to a persistently sluggish global economy and weak SMT market conditions.

Sales of semiconductor sensors decreased by $217,000 or 11% to $1.7 million in the three months ended September 30, 2013, from $1.9 million in the three months ended September 30, 2012, and increased by $72,000 or 1% to $5.2 million in the nine months ended September 30, 2013, from $5.1 million in the nine months ended September 30, 2012. Sales of WaferSense semiconductor sensor products decreased by $298,000 or 19% in the third quarter of 2013, compared to the same period last year. However, sales of these products were up 9% to $4.1 million in the nine months ended September 30, 2013 from $3.8 million in the same period last year. We anticipate that our proprietary WaferSense products will be a growth area for us in the fourth quarter of 2013 and future periods. As the semiconductor industry ramps up capital investments for 450 millimeter wafer production, we are well positioned with our family of 450 millimeter WaferSense products, which are currently being introduced. We anticipate that sales of our older wafer mapper and frame grabber semiconductor products will continue to slowly decline in the future given that the products are mature, and any new investment is expected to be minimal. Sales of frame grabber and wafer mapper products decreased by $254,000 or 20% to $1.0 million in the nine months ended September 30, 2013, from $1.3 million in the nine months ended September 30, 2012.

Revenue from sales of our stand-alone SMT inspection systems decreased by $2.8 million or 42% to $3.8 million in the three months ended September 30, 2013, from $6.6 million in the three months ended September 30, 2012, and decreased by $7.6 million or 39% to $11.9 million in the nine months ended September 30, 2013, from $19.5 million in the nine months ended September 30, 2012. Sales of SPI systems declined by $137,000 or 6% to $2.0 million in the three months ended September 30, 2013, from $2.1 million in the three months ended September 30, 2012, and decreased by $941,000 or 14% to $5.6 million in the nine months ended September 30, 2013, from $6.5 million in the nine months ended September 30, 2012. Sales of AOI systems decreased by $2.6 million or 65% to $1.4 million in the three months ended September 30, 2013, from $4.0 million in the three months ended September 30, 2012, and decreased by $6.4 million or 56% to $5.0 million in the nine months ended September 30, 2013, from $11.4 million in the nine months ended September 30, 2012.

Sales of SMT inspection systems in the third quarter and first nine months of 2013 were impacted by weak conditions in the SMT capital equipment market, the sharp down-turn in the laptop computer market and slower than anticipated market acceptance of our new AOI products. Because our SMT inspection system products have historically been sold to customers that produce laptop computers, the increase in tablet and other mobile computing devices and decline in laptop sales, has impacted capital purchasing of those customers and our sales. Sales of AOI systems were hit particularly hard by the shift in the electronics market away from laptop computers. The AOI market accounts for approximately two-thirds of the total inspection systems market. Although we have designed our new QX600 AOI inspection system products to address market segments outside the laptop computer space, acceptance of those systems has been slower than anticipated because our competitors are stressing the importance of 3D vs. 2D AOI.

We believe that introduction of new system products and other next generation products planned for the future will strengthen our competitive position in the SMT inspection systems market and that technology trends toward smaller components and increased production speeds will increase the demand for our products in the future.

Export revenue totaled $6.4 million or 73% of total revenue in the three months ended September 30, 2013, compared to $9.7 million or 84% of total revenue in the three months ended September 30, 2012. Export revenue totaled $19.2 million or 78% of total revenue in the nine months ended September 30, 2013, compared to $30.9 million or 86% of total revenue in the nine months ended September 30, 2012. Export revenue as a percentage of total revenue declined in the three and nine months ended September 30, 2013 because export sales of OEM alignment sensors were lower in the first nine months of 2013 when compared to the same period of 2012. In addition, lower sales of inspection systems in China due to the shift in the electronics market away from laptop computers also impacted our export revenue.

Cost of Revenues and Gross Margin

Cost of revenues decreased by $1.8 million or 27% to $4.7 million in the three months ended September 30, 2013 from $6.5 million in the three months ended September 30, 2012 and decreased by $6.3 million or 31% to $13.7 million in the nine months ended September 30, 2013 from $20.0 million in the nine months ended September 30, 2012. The decrease in cost of revenue in both periods was due to the 25% decrease in third quarter sales and 31% decrease in sales for the first nine months of 2013, when compared to the same periods of 2012.

Gross margin as a percentage of OEM alignment and semiconductor sensor sales was 52% in the three months ended September 30, 2013, compared to 48% in the three months ended September 30, 2012, and was 50% in the nine months ended September 30, 2013, compared to 47% in the nine months ended September 30, 2012. The increase in gross margin percentage in the third quarter and first nine months of 2013 was due largely to proportionately more sales of higher margin WaferSense products, initial sales of higher margin next generation LaserAlign and EPV sensors, combined with a reduction in sales of older, lower margin OEM alignment sensor products. Gross margins in 2013 have also benefited from the efficiencies resulting from our restructuring activities last year.

Gross margin as a percentage of SMT inspection systems sales was 38% in the three months ended September 30, 2013, compared to 41% in the three months ended September 30, 2012, and was 39% in the nine months ended September 30, 2013, compared to 42% in the nine months ended September 30, 2012. The decrease in gross margin percentage in 2013 was due largely to the shift in sales mix of our SMT inspection systems to lower margin SPI systems and away from higher margin QX AOI systems. Sales of AOI systems were hit particularly hard by the shift in the electronics market away from laptop computers.

Our markets are highly price competitive, particularly the electronic assembly market, resulting in continual pressure on our gross margins. We compensate for pricing pressure by introducing new products with more features and improved performance and through manufacturing cost reduction programs. For example, our latest stand-alone SMT inspection system products combine a reduction in cost with enhanced performance. Other recently introduced products, including our next generation LaserAlign sensors and WaferSense sensors have more favorable margins than many of our existing products. We also anticipate that we will be able to improve gross margins for our SMT inspection system products by further penetrating the mobile computing and high performance market segments, where much of the industry’s growth is occurring and sales prices are higher.

Operating Expenses

Research and development expense was $2.0 million in the three months ended September 30, 2013, compared to $2.1 million in the three months ended September 30, 2012. Research and development expense was $5.8 million in the nine months ended September 30, 2013, compared to $6.1 million in the nine months ended September 30, 2012. The slight decrease in research and development expense in the third quarter and first nine months of 2013 resulted from lower wages and benefits due to our 2012 restructuring activities, offset in part by research and development efforts for new products, including our QX600 AOI system and our next-generation SE600 SPI system.

Selling, general and administrative expense was $3.0 million in the three months ended September 30, 2013, compared to $3.3 million in the three months ended September 30, 2012. Selling, general, and administrative expense was $9.3 million in the nine months ended September 30, 2013, compared to $9.9 million in the nine months ended September 30, 2012. The decrease in selling, general and administrative expense in the third quarter and first nine months of 2013 was due to a reduction in commissions for third party sales representatives due to the overall decline in SMT system sales in 2013 when compared to 2012, and efficiencies from our restructuring activities last year. Selling, general and administrative expense was reduced by $94,000 in the nine months ended September 30, 2013 and $66,000 in the nine months ended September 30, 2012 due to a reduction in our allowance for doubtful accounts, resulting from partial recovery of a receivable we reserved for in 2009.

Operating expenses as a percentage of revenue were higher in the third quarter and first nine months of 2013 when compared to the same periods of 2012 due to the year over year decline in our revenue. We implemented restructuring actions in the third and fourth quarters of 2012 to reduce our losses given the recent revenue declines. Given that we do not anticipate a material near-term recovery in sales, we will be strengthening our commitment to cost control to minimize losses and cash consumption and our focus on market support for our product lines.

Goodwill Impairment

We analyzed our goodwill for impairment in each of the first three quarters of 2013 and concluded each time that there was no impairment. The analyses were triggered by a decline in our stock market capitalization below our net book value for a period of more than 30 days in each quarterly period. Factors which could trigger an impairment charge in the future include further significant erosion in industry or economic trends, a significant decline in future estimated cash flows or a significant decline in our stock market capitalization relative to net book value.

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

We anticipate annual savings of up to $800,000 resulting from consolidation of research and development for our semiconductor products, and annual savings of up to $1.4 million from the fourth quarter workforce reduction. A portion of the savings from these actions was used to fund research and development efforts for new products. No restructuring or severance costs were incurred in the first nine months of 2013.

A summary of our restructuring accrual is as follows:

(In thousands)	Fourth Quarter 2012 Workforce Reduction
Balance, December 31, 2012	$192
Cost incurred	—
Payments made	192
Balance, September 30, 2013	$—

Interest Income and Other

Interest income and other includes interest earned on investments and gains and losses associated with foreign currency transactions, including intercompany financing transactions associated with our subsidiaries in the United Kingdom and Singapore. We recognized a loss from foreign currency transactions of $103,000 in the three months ended September 30, 2013, compared to a gain from foreign currency transactions of $91,000 in the three months ended September 30, 2012. We recognized a loss from foreign currency transactions of $200,000 in the nine months ended September 30, 2013, compared to a gain of $44,000 in the nine months ended September 30, 2012.

Provision for Income Taxes and Effective Income Tax Rate

We recorded an income tax benefit of $220,000 in the nine months ended September 30, 2013, reflecting an effective tax rate of 5%, compared to an income tax benefit of $134,000 in the nine months ended September 30, 2012, reflecting an effective tax rate of 39%. Our income tax benefit for the three and nine months ended September 30, 2013 includes a benefit of $318,000 in the third quarter of 2013 due to the expiration of the statute of limitations for various tax exposures related to the income tax returns of prior periods. Our income tax expense and effective tax rate in the nine months ended September 30, 2013 reflects minimal state income tax expense and foreign income tax expense associated with our subsidiaries in the United Kingdom and China. In the fourth quarter of 2012, we recorded a valuation allowance against substantially all of our United States and Singapore based deferred tax assets.

Order Rate and Backlog

Our orders totaled $9.3 million in the three months ended September 30, 2013, compared to $11.0 million in the three months ended June 30, 2013, and $9.5 million in the three months ended September 30, 2012. Backlog totaled $4.7 million at September 30, 2013, $4.2 million at June 30, 2013 and $2.2 million at September 30, 2012.

The scheduled shipment (or estimated timing of revenue for systems recognized upon acceptance) for backlog at September 30, 2013 is as follows:

(In thousands)	Backlog

4th Quarter 2013	$3,747
1st Quarter 2014 and after	985
Total backlog	$4,732

LIQUIDITY AND CAPITAL RESOURCES:

Our cash and cash equivalents decreased by $2.8 million in the nine months ended September 30, 2013, principally resulting from $2.7 million of cash used in operating activities, $2.6 million of proceeds from maturities and sales of marketable securities, net of purchases of marketable securities, purchases of fixed asset and capitalized patent costs totaling $649,000, and $2.0 million of cash used to repurchase common stock. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities, and investment of cash balances in marketable securities, or from other sources of cash. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Combined balances of cash and marketable securities decreased by $5.4 million to $23.8 million as of September 30, 2013 from $29.2 million as of December 31, 2012.

Operating activities used $2.7 million of cash in the nine months ended September 30, 2013. Cash used by operations included a net loss of $4.1 million, which included non-cash expenses totaling $1.8 million for depreciation and amortization, provision for doubtful accounts, deferred taxes, non-cash gains and losses from foreign currency transactions, realized losses on available-for-sale securities transactions and stock compensation expenses.

Changes in operating assets using cash included increases in accounts receivable of $1.4 million, inventories of $399,000 and other assets of $271,000, decreases in advance customer payments of $229,000 and decreases in accrued expenses of $339,000. Changes in operating assets and liabilities providing cash included decreases in income tax refunds receivable of $536,000 and increases in accounts payable of $1.7 million. The increase in accounts receivable was due to higher sales levels in the third quarter of 2013 compared to the fourth quarter of 2012. Sales were below forecasted levels in the third quarter of 2013, resulting in higher inventory levels. Other assets increased due to slow re-payment of VAT refunds by governmental authorities and a rent deposit required for our new Singapore lease. Advance customer payments were down due to lower sales levels in 2013. Accrued expenses decreased due to lower sales levels in the first nine months of 2013 compared to the first nine months of 2012, resulting in a lower warranty accrual. Compensation accruals are also lower reflecting payment of 2012 incentive compensation accruals early in 2013. Income tax refunds receivable are lower due to refunds received in the first quarter of 2013. Additional refunds totaling $768,000 were received in October 2013. The increase in accounts payable resulted from higher material purchases in the third quarter of 2013 compared to the fourth quarter of 2012 and a conscious effort on our part to extend the timing of vendor payments. These purchases will be paid for in the fourth quarter of 2013.

Operating activities provided $1.7 million of cash in the nine months ended September 30, 2012. Cash provided by operations included a net loss of $212,000, which included non-cash expenses totaling $1.6 million for depreciation and amortization, provision for doubtful accounts, non-cash gains and losses from foreign currency transactions, available-for-sale securities transactions and stock compensation expenses. Changes in operating assets and liabilities using cash included increases in inventories of $1.4 million, other assets of $79,000, income taxes receivable of $185,000, and decreases in accrued expenses of $810,000 and advance customer payments of $224,000. Changes in operating assets and liabilities providing cash included decreases in accounts receivable of $2.9 million and increases in accounts payable of $95,000. Inventories increased as 2012 sales levels were lower than anticipated. Higher income taxes receivable were due to income tax payments made in 2012 and an increase in estimated refundable income taxes. Accrued expenses and other liabilities decreased due to lower commission and incentive compensation accruals, resulting from lower levels of revenue and profitability in 2012 compared to 2011, and payment of 2011 incentive compensation accruals in the nine months ended September 30, 2012. The decrease in accounts receivable was due to lower sales levels in the third quarter of 2012, compared to the fourth quarter of 2011, and an improvement in the timing of cash collections from customers. The increase in accounts payable resulted from increased material purchases and a conscious effort on our part to extend the timing of vendor payments. These materials were paid for in the fourth quarter of 2012.

Investing activities provided $2.0 million of cash in the nine months ended September 30, 2013, compared to using $6.3 million of cash in the same period last year. Changes in the level of investment in marketable securities, resulting from the purchases, sales and maturities of those securities provided $2.6 million of cash in the nine months ended September 30, 2013, compared to using $5.2 million of cash in the same period last year. We used $649,000 of cash in the nine months ended September 30, 2013 for the purchase of fixed assets and capitalized patent costs, compared to using $1.2 million of cash for this purpose in the nine months ended September 30, 2012.

Financing activities used $1.9 million of cash in the nine months ended September 30, 2013. Cash used for financing activities included $2.0 million for the repurchase of common stock under a share repurchase program. We may use up to $965,000 in future quarters to repurchase shares under this program in accordance with the Securities and Exchange Commission’s Rule 10b-18. Cash provided by financing activities also included $89,000 from the issuance of common stock under our employee stock purchase plan and the exercise of stock options. Financing activities in the nine months ended September 30, 2012 provided $139,000 of cash from the issuance of common stock under our employee stock purchase plan.

At September 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes.

Except for our obligations under facilities leases and purchase contracts, we had no material commitments for expenditures as of September 30, 2013. Purchase commitments for inventory can vary based on the volume of revenue and resulting inventory requirements. While there were no material commitments, we evaluate investment opportunities that come to our attention and could make a significant commitment in the future. In April 2013, we entered into a new lease for our existing facility in Singapore that will run for a period of 36 months from expiration of the current lease in July 2013 through July 2016. Our rent expense under the new lease will increase by approximately $60,000 per year.

Our cash, cash equivalents and marketable securities totaled $23.8 million at September 30, 2013. We believe that on-hand cash, cash equivalents and marketable securities, coupled with anticipated future cash flow from operations, will be adequate to fund our cash flow needs for the foreseeable future, including contractual obligations discussed above.

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

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies associated with our subsidiary in Singapore. These transactions are designated as cash flow hedges. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings. The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months and, accordingly, at September 30, 2013, all of our open foreign exchange forward contracts had maturities of one year or less. The dollar equivalent gross notional amount of our foreign exchange forward contracts designated as cash flow hedges at September 30, 2013 was approximately $6.2 million.

At September 30, 2013, our open foreign exchange forward contracts were in an unrealized loss position equal to $38,000 on a pre-tax basis due to a strengthening of the U.S. dollar in relation to the Singapore dollar during the time from when we first entered into these contracts through September 30, 2013. If the exchange rate between the U.S. dollar and the Singapore dollar were to remain unchanged over the next twelve months, we would realize this pre-tax loss through our statement of operations. If the U.S. dollar were to further strengthen, the unrealized losses on our open foreign exchange forward contracts could increase. However, if the US dollar strengthens, our costs, when converted from Singapore dollars to US dollars, would decline, and because we do not fully hedge all of our future anticipated cash flows that are denominated in Singapore dollars, the decline in costs would normally exceed the increased loss from hedging. Conversely, if the U.S. dollar were to weaken in future periods in relation to the Singapore dollar, the loss on our open foreign exchange forward contracts would be reduced, but our costs would increase and the increased costs in US dollar terms would normally exceed the reduction in the loss from hedging. The ultimate impact of any fluctuation in the relationship between the U.S. dollar and Singapore dollar is dependent on the level of Singapore denominated cash flows in future periods.

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

b.          During the quarter ended September 30, 2013, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results.

ITEM 2C – UNREGISTERED SALES OF EQUITY

Company repurchases of equity securities:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2013 to July 31, 2013	42,070	$5.93	158,546	$2,030,351

August 1, 2013 to August 31, 2013	96,028	$5.99	254,574	$1,455,612

September 1, 2013 to September 30, 2013	79,248	$6.19	333,822	$965,096

Total	217,346	$6.05	333,822	$965,096

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

Dated: November 12, 2013