Form 10-Q
period 2014-03-31
CYBEROPTICS CORP
filed 2014-05-13
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At April 30, 2014, there were 6,546,438 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION
(Unaudited)

(In thousands, except share information)	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$3,833	$3,101
Marketable securities	7,541	9,402
Accounts receivable, less allowance for doubtful accounts of $710 at March 31, 2014 and $705 at December 31, 2013	6,401	6,562
Inventories	12,037	11,331
Other current assets	1,274	1,104
Deferred tax assets	77	77
Total current assets	31,163	31,577

Marketable securities, long-term	9,912	10,742
Equipment and leasehold improvements, net	2,672	1,272
Intangible and other assets, net	726	136
Goodwill	1,320	569
Other assets	195	194
Deferred tax assets	85	85
Total assets	$46,073	$44,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,470	$2,630
Advance customer payments	713	552
Accrued expenses	2,336	2,241
Total current liabilities	7,519	5,423

Deferred rent	319	352
Deferred warranty revenue	121	165
Deferred tax liability	6	6
Reserve for income taxes	150	150
Total liabilities	8,115	6,096

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 6,512,238 shares issued and outstanding at March 31, 2014 and 6,496,805 shares issued and outstanding at December 31, 2013	29,124	28,968
Accumulated other comprehensive loss	(408)	(540)
Retained earnings	9,242	10,051
Total stockholders’ equity	37,958	38,479
Total liabilities and stockholders’ equity	$46,073	$44,575

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2014	2013
Revenues	$9,835	$6,713
Cost of revenues	5,267	3,774

Gross margin	4,568	2,939

Research and development expenses	2,007	1,836
Selling, general and administrative expenses	3,279	3,127
Amortization of intangibles	4	—

Loss from operations	(722)	(2,024)

Interest income and other	(46)	(104)

Loss before income taxes	(768)	(2,128)

Income tax provision	41	18

Net loss	$(809)	$(2,146)

Net loss per share – Basic	$(0.12)	$(0.31)
Net loss per share – Diluted	$(0.12)	$(0.31)

Weighted average shares outstanding – Basic	6,507	6,961
Weighted average shares outstanding – Diluted	6,507	6,961

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013
Net loss	$(809)	$(2,146)

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	80	(79)

Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses)	(1)	33
Reclassification adjustment for (gains) losses included in net loss	—	23
Total unrealized gains (losses) on available-for-sales securities	(1)	56
Unrealized gains (losses) on foreign exchange forward contracts:
Unrealized gains (losses)	15	(139)
Reclassification adjustment for (gains) losses included in net loss	38	(33)
Total unrealized gains (losses) on foreign exchange forward contracts	53	(172)

Other comprehensive income (loss), before tax	132	(195)
Income tax provision related to items of other comprehensive income (loss)	—	—
Other comprehensive income (loss), net of tax	132	(195)
Total comprehensive loss	$(677)	$(2,341)

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(809)	$(2,146)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	364	516
Provision for doubtful accounts	5	(16)
Deferred taxes	—	13
Foreign currency transaction losses	48	82
Realized losses on available-for-sale securities	—	23
Stock compensation costs	107	103
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	846	(103)
Inventories	(231)	87
Income tax refunds receivable	—	514
Other assets	(72)	(376)
Accounts payable	1,159	(231)
Advance customer payments	(226)	109
Accrued expenses	12	18
Net cash provided by (used in) operating activities	1,203	(1,407)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale marketable securities	1,277	765
Proceeds from sales of available-for-sale marketable securities	3,000	2,453
Purchases of available-for-sale marketable securities	(1,590)	(3,313)
Acquisition of Laser Design, Inc. (LDI)	(3,092)	—
Additions to equipment and leasehold improvements	(95)	(95)
Additions to patents	(21)	(19)
Net cash used in investing activities	(521)	(209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	49	—
Common stock repurchases	—	(186)
Net cash provided by (used in) financing activities	49	(186)

Effects of exchange rate changes on cash and cash equivalents	1	(65)

Net increase (decrease) in cash and cash equivalents	732	(1,867)

Cash and cash equivalents – beginning of period	3,101	7,340
Cash and cash equivalents – end of period	$3,833	$5,473

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE (UNAUDITED) INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CYBEROPTICS CORPORATION

1. INTERIM REPORTING:

The interim condensed consolidated financial statements presented herein as of March 31, 2014, and for the three month periods ended March 31, 2014 and 2013, are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three month period ended March 31, 2014 do not necessarily indicate the results to be expected for the full year. The December 31, 2013 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

2. ACQUISITION:

On March 14, 2014 we acquired substantially all of the assets of Laser Design, Inc. (LDI), a privately held company based in Minneapolis, Minnesota for aggregate consideration of approximately $2,617,000 in cash plus the assumption of certain current liabilities. We also paid aggregate signing bonuses of $475,000 to key executives of LDI which have been accounted for as acquisition consideration. With annual revenues of approximately $6.0 million, LDI provides scanning systems and services to the global 3D scanner and services metrology market and enables us to enter the growing market for general purpose 3D metrology. We also intend to leverage our proprietary 3D sensor technology in LDI’s products to enable differentiated offerings.

Under the acquisition method of accounting, the total purchase price is allocated to the net tangible and intangible assets acquired, based upon their estimated fair values. At the date of issuance of the financial statements, the initial business combination accounting was not complete for this acquisition. The purchase price is subject to adjustment based upon the net working capital acquired as of the March 14, 2014 closing date. We have up to 90 days following the acquisition to provide the seller with our proposed purchase price adjustment for net working capital. The acquisition fair value of assets acquired and liabilities assumed is preliminary and subject to change based upon completion of our valuation work and management review. We expect the fair value measurement of the acquired business to be completed in the second quarter of 2014. The preliminary purchase price allocation for the acquisition is as follows:

(In thousands)
Accounts receivable	$690
Inventories	561
Equipment and leasehold improvements	1,507
Other assets	91
Intangible assets	597
Identifiable assets acquired	3,446
Accounts payable	663
Accrued expenses and advance customer payments	442
Liabilities assumed	1,105
Net identifiable assets acquired	2,341
Goodwill	751
Purchase price	$3,092

The preliminary allocation of the purchase price resulted in recognition of the following identified intangible assets:

	(In thousands)	Weighted Average Life-Years
Software	$204	7
Patent	161	7
Marketing assets/customers	133	9
Non-competes	99	4
	$597

The fair value of the above identified intangible assets was estimated using an income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. The software, patent and marketing intangible assets have been appraised using a relief from royalty income methodology; the non-competes using a “with and without” income methodology; and, customer relationships using a multi period excess earnings methodology. The goodwill recognized as a result of the LDI acquisition is primarily attributable to the value of the workforce, as well as unidentifiable intangible assets. We paid a premium over the net tangible and identifiable intangible assets acquired (i.e. goodwill) because owning LDI enables us to have initial access to the general purpose 3D metrology market and allows us to leverage our proprietary 3D sensor technology in LDI’s products.

All of the goodwill is expected to be deductible for income tax purposes over a 15 year period. The useful life of the intangible assets for amortization purposes was determined based on management’s best estimate of the expected cash flows used to measure the fair value of the intangible assets, adjusted as appropriate for entity-specific factors, including competitive, economic or other factors that may limit the useful life of the intangible assets.

Since the date of acquisition, LDI has contributed $517,000 to our revenue and has increased our net loss by $91,000, including $198,000 of expense related to the fair value adjustment for acquisition date inventories. The following unaudited pro forma consolidated financial information presents our revenue and net loss as if the acquisition of LDI has been completed as of the beginning of the period presented. The unaudited pro forma consolidated financial information has been prepared for illustrative purposes only and do not purport to be indicative of the results that would have been achieved had the acquisition occurred on the first day of the earliest period presented, or of future results. The unaudited pro forma consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from integration of LDI.

	Three Months Ended March 31,
	2014	2013
Revenue	$11,215	$8,154
Net loss	(628)	(2,248)
Basic and diluted loss per share	$(0.10)	$(0.32)

We incurred approximately $117,000 in LDI related acquisition costs. Approximately $47,000 of these costs are recorded as selling, general and administrative expenses in the first quarter 2014, with the remaining balance recorded as selling, general and administrative expense in the third and fourth quarters of 2013. The pro forma consolidated net loss for 2014 reflected in the table above was adjusted to exclude all acquisition related costs and the fair value adjustment to acquisition date inventories. The pro forma net loss for 2013 has been adjusted to reflect these items as if the acquisition occurred on January 1, 2013.

3. MARKETABLE SECURITIES:

Our investments in marketable securities are classified as available-for-sale and consist of the following:

	March 31, 2014
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$5,495	$10	$—	$5,505
Corporate debt securities and certificates of deposit	2,030	1	—	2,031
Asset backed securities	5	—	—	5
Marketable securities – short-term	$7,530	$11	$—	$7,541
Long-Term
U.S. government and agency obligations	$3,225	$5	$—	$3,230
Corporate debt securities and certificates of deposit	3,636	5	(2)	3,639
Asset backed securities	2,983	1	(1)	2,983
Equity security	42	18	—	60
Marketable securities – long-term	$9,886	$29	$(3)	$9,912

	December 31, 2013
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$6,299	$10	$—	$6,309
Corporate debt securities and certificates of deposit	3,091	2	—	3,093
Marketable securities – short-term	$9,390	$12	$—	$9,402
Long-Term
U.S. government and agency obligations	$4,783	$7	$—	$4,790
Corporate debt securities and certificates of deposit	3,417	1	(5)	3,413
Asset back securities	2,474	2	(1)	2,475
Equity security	42	22	—	64
Marketable securities – long-term	$10,716	$32	$(6)	$10,742

Our investments in marketable debt securities all have maturities of less than five years. At March 31, 2014, marketable debt securities valued at $14,538,000 were in an unrealized gain position totaling $22,000 and marketable debt securities valued at $2,855,000 were in an unrealized loss position totaling $3,000 (all had been in an unrealized loss position for less than twelve months). At December 31, 2013, marketable debt securities valued at $15,587,000 were in an unrealized gain position totaling $22,000 and marketable debt securities valued at $4,493,000 were in an unrealized loss position totaling $6,000 (all had been in an unrealized loss position for less than twelve months).

Net pre-tax unrealized gains for marketable securities of $37,000 at March 31, 2014 and net pre-tax unrealized gains for marketable securities of $38,000 at December 31, 2013 were recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. In the three months ended March 31, 2014, we received proceeds of $3,000,000 from the sale of marketable securities. In the three months ended March 31, 2013, we received proceeds of $2,453,000 from the sale of marketable securities. No gain or loss was recognized on any of the sales during the three months ended March 31, 2014. We recognized a $23,000 loss from the sale of marketable securities in the three months ended March 31, 2013.

Investments in marketable securities classified as cash equivalents of $63,000 at March 31, 2014 and $327,000 at December 31, 2013 consist of the following:

	March 31, 2014
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Recorded Basis
Corporate debt securities and certificates of deposit	$63	$—	$—	$63
	$63	$—	$—	$63

	December 31, 2013
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Recorded Basis
Corporate debt securities and certificates of deposit	$327	$—	$—	$327
	$327	$—	$—	$327

Cash and marketable securities held by foreign subsidiaries totaled $1,016,000 at March 31, 2014 and $903,000 at December 31, 2013.

4. DERIVATIVES:

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies associated with our subsidiary in Singapore. These transactions are designated as cash flow hedges and are recorded in the accompanying balance sheet at fair value. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Hedge ineffectiveness and the amounts excluded from effectiveness testing recognized in earnings on cash flow hedges were not material for the three month periods ended March 31, 2014 and March 31, 2013.

The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months. Accordingly, at March 31, 2014 and March 31, 2013, all of our open foreign exchange forward contracts had maturities of one year or less. The dollar equivalent gross notional amount of our foreign exchange forward contracts designated as cash flow hedges was approximately $6.4 million at March 31, 2014 and $7.2 million at March 31, 2013.

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

	Three Months Ended March 31, 2014
(In thousands)	Pretax Gain Recognized in Other Comprehensive Income (Loss) on Effective Portion of Derivative	Pretax Loss Recognized in Earnings on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Loss	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Earnings
Cost of revenues	$10	$(20)	$—
Research and development	3	(9)	—
Selling, general and administrative	2	(9)	—
Total	$15	$(38)	$—

	Three Months Ended March 31, 2013
(In thousands)	Pretax Loss Recognized in Other Comprehensive Income (Loss) on Effective Portion of Derivative	Pretax Gain Recognized in Earnings on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Loss	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Earnings
Cost of revenues	$(87)	$25	$—
Research and development	(30)	5	—
Selling, general and administrative	(22)	3	—
Total	$(139)	$33	$—

Amounts recorded in accumulated other comprehensive loss for the after tax net unrealized loss associated with cash flow hedging instruments was a loss of $63,000 at March 31, 2014 and $116,000 at December 31, 2013. We expect to reclassify the March 31, 2014 pretax unrealized loss of $7,000 recorded in accumulated other comprehensive loss to earnings over the next 12 months with the impact offset by cash flows from underlying hedged items. The fair value of our foreign exchange forward contracts representing a loss in the amount of $6,000 at March 31, 2014 and $58,000 at December 31, 2013 has been recorded in accrued expenses.

Additional information with respect to the impact of derivative instruments on other comprehensive income (loss) is included in Note 13. Additional information with respect to the fair value of derivative instruments is included in Note 5.

Our foreign exchange forward contracts contain credit risk to the extent that our bank counter-parties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counter-parties to major financial institutions. We do not expect material losses as a result of defaults by other parties.

5. FAIR VALUE MEASUREMENTS:

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our marketable securities and foreign exchange forward contracts as of March 31, 2014 and December 31, 2013 according to the three-level fair value hierarchy:

	Fair Value Measurements at March 31, 2014 Using
(In thousands)	Balance March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$8,735	$—	$8,735	$—
Corporate debt securities and certificates of deposit	5,670	—	5,670	—
Asset backed securities	2,988	—	2,988	—
Equity security	60	60	—	—
Total marketable securities	$17,453	$60	$17,393	$—

Derivative instruments-liabilities:
Foreign exchange forward contracts	$6	$—	$6	$—

	Fair Value Measurements at December 31, 2013 Using
(In thousands)	Balance December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$11,099	$—	$11,099	$—
Corporate debt securities and certificates of deposit	6,506	—	6,506	—
Asset backed securities	2,475	—	2,475	—
Equity security	64	64	—	—
Total marketable securities	$20,144	$64	$20,080	$—

Derivative instruments-liabilities:
Foreign exchange forward contracts	$58	$—	$58	$—

During the three months ended March 31, 2014 and the year ended December 31, 2013 there was no transfers within the three level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed which merit a transfer between the disclosed levels of the valuation hierarchy.

The fair value for our U.S. government and agency obligations, corporate debt securities and certificates of deposit and asset backed securities are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers. The fair value for our equity security is based on a quoted market price obtained from an active market.

The fair value for our foreign exchange forward contracts is based on foreign currency spot and forward rates obtained from reputable financial institutions with resulting valuations periodically validated by obtaining foreign currency spot rate and forward quotes from other industry standard sources, third party or counterparty quotes. The fair value of our foreign exchange forward contracts representing a loss in the amount of $6,000 as of March 31, 2014 and $58,000 as of December 31, 2013 has been recorded in accrued expenses.

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, income tax refunds receivable, other assets, accounts payable, and all current liabilities approximate their related fair values due to the short-term maturities of these instruments. Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value during the three months ended March 31, 2014 or March 31, 2013.

6. ACCOUNTING FOR STOCK-BASED COMPENSATION:

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

Equity based compensation expense in the three months ended March 31, 2014 totaled $107,000 and includes $69,000 for stock option awards, $8,000 for our employee stock purchase plan, and $30,000 for unvested restricted stock units. Equity based compensation expense in the three months ended March 31, 2013 totaled $103,000 and includes $66,000 for stock option awards, $12,000 for our employee stock purchase plan, and $25,000 for unvested restricted stock units.

At March 31, 2014, the total unrecognized compensation cost related to non-vested equity based compensation arrangements was $1,272,000 and the related weighted average period over which it is expected to be recognized is 2.55 years.

For stock options granted during the three months ending March 31, 2014, we utilized the fair value of our common stock on the date of grant and employed the following key assumptions in computed fair value using the Black-Scholes option-pricing model:

2014
Risk-free interest rates	1.55% - 1.65%
Expected life in years	5.30 - 5.48
Expected volatility	46.57% - 46.90%
Dividend yield	0.00%
Weighted average fair value on grant date	$3.39

Stock Options

We have two stock incentive plans that are administered under the supervision of the Compensation Committee of the Board of Directors. As of March 31, 2014, there are 1,007,366 shares of common stock reserved in the aggregate for issuance of options and other stock based benefits under these plans, including restricted stock units and share grants to employees, officers and others. Reserved shares underlying canceled options are available for future grant under our active plan. Options are granted at an option price per share equal to or greater than the market value of our common stock on the date of grant. Generally, options granted to employees vest over a four-year period and expire seven or ten years after the date of grant. The plans allow for option holders to tender shares of our common stock as consideration for the option price, provided that the tendered shares have been held by the option holder at least six months. As of March 31, 2014, there were 260,621 shares of common stock available under our active plan for future issuance to employees, officers and others.

The following is a summary of stock option activity for the three months ended March 31, 2014:

	Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2013	586,483	$8.07
Granted	170,000	7.73
Exercised	(10,000)	4.90
Expired	—	—
Forfeited	(52,498)	7.50
Outstanding, March 31, 2014	693,985	$8.07

Exercisable, March 31, 2014	355,655	$8.90

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At March 31, 2014, the weighted average remaining contractual term of all outstanding options was 4.05 years and their aggregate intrinsic value was $873,767. At March 31, 2014, the weighted average remaining contractual term of options that were exercisable was 1.87 years and their aggregate intrinsic value was $450,046. We received proceeds of $49,000 from the exercise of stock options in the three months ended March 31, 2014. We received no proceeds from the exercise of stock options in the three months ended March 31, 2013.

Restricted Stock Units

Our 1998 Stock Incentive Plan also permits our Compensation Committee to grant other stock-based benefits, including restricted stock units. Restricted stock units are valued at a price equal to the fair market value of our common stock on the date of grant, vest over a four year period provided the employee is still working for the company and entitle the holders to one share of our common stock for each restricted stock unit. The aggregate fair value of outstanding restricted stock units based on the closing share price of our common stock on March 31, 2014 was $438,000. The aggregate fair value of restricted stock units that vested in the three months ended March 31, 2014, based on the closing share price of our common stock on the vesting date, was $34,796.

A summary of activity in non-vested restricted stock units for the three months ended March 31, 2014 is as follows:

Non-vested restricted stock units	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	46,943	$6.82
Granted	20,000	6.97
Vested	(5,433)	7.31
Forfeited	(8,750)	7.50
Non-vested at March 31, 2014	52,760	$6.71

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. There were no shares issued under this plan in the three months ended March 31, 2014 or March 31, 2013. As of March 31, 2014, 153,926 shares remain available for future issuance under this plan.

Stock Grant Plan for Non-Employee Directors

Our stock grant plan for non-employee directors provides for automatic grants of 1,000 shares of our common stock to each of our non-employee directors upon their re-election to the Board of Directors. The plan provides for a total of 30,000 shares of our common stock for issuance to directors and will expire on May 19, 2018. No shares were issued under this plan in the three months ended March 31, 2014 or March 31, 2013. As of March 31, 2014, 6,000 shares of common stock are reserved in the aggregate for future issuance under this plan.

7. INVENTORIES AND WARRANTIES:

Inventories consist of the following:

	March 31, 2014	December 31, 2013
Raw materials and purchased parts	$7,114	$6,690
Work in process	985	1,135
Finished goods	3,938	3,506
Total inventories	$12,037	$11,331

Warranty costs:

We provide for the estimated cost of product warranties, which extend for periods from one to three years after purchase, at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required and could be material. Our warranty liability is included as a component of accrued expenses. At the end of each reporting period we revise our estimated warranty liability based on these factors.

A reconciliation of the changes in our estimated warranty liability is as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Balance at beginning of period	$513	$694
Accrual for warranties	271	151
Assumed in acquisition	5	—
Settlements made during the period	(189)	(203)
Balance at end of period	$600	$642

Deferred warranty revenue:

The current portion of our deferred warranty revenue is included as a component of advance customer payments. A reconciliation of the changes in our deferred warranty revenue is as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Balance at beginning of period	$444	$582
Revenue deferrals	15	94
Assumed in acquisition	89	—
Amortization of deferred revenue	(67)	(135)
Total deferred warranty revenue	481	541
Current portion of deferred warranty revenue	(360)	(361)
Long-term deferred warranty revenue	$121	$180

8. INTANGIBLE ASSETS:

Intangible assets consist of the following:

	March 31, 2014			December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$3,097	$(2,803)	$294	$2,915	$(2,779)	$136
Software	204	(2)	202	—	—	—
Marketing assets/customers	133	(1)	132	—	—	—
Non-competes	99	(1)	98	—	—	—
	$3,533	$(2,807)	$726	$2,915	$(2,779)	$136

Amortization expense for the three month periods ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Patents	$24	$34
Software	2	—
Marketing assets/customers	1	—
Non-competes	1	—
	$28	$34

Amortization of patents has been classified as research and development expense in the accompanying statements of operations. Estimated aggregate amortization expense based on current intangibles for the next five years is expected to be as follows: $135,000 for the remainder of 2014, $145,000 in 2015, $118,000 in 2016, $97,000 in 2017, $67,000 in 2018 and $61,000 in 2019.

Intangible and other long lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when future undiscounted cash flows expected to result from use of the asset and eventual disposition are less than the carrying amount.

9. GOODWILL:

Goodwill increased by $751,000 in the three months ended March 31, 2014 due to our acquisition of LDI. There was no change in our goodwill balance in the three months ended March 31, 2013.

10. SIGNIFICANT CUSTOMERS:

Export sales were 74% of revenue in the three months ended March 31, 2014 and 80% of revenue in the three months ended March 31, 2013. Virtually all of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Americas	$211	$56
Europe	2,159	1,716
Asia	4,934	3,491
Other	20	114
Total export sales	$7,324	$5,377

Our LaserAlign sensor family has historically accounted for a significant portion of our revenues and profitability. Our revenue, results of operations and cash flows would be negatively impacted if our LaserAlign customers are unsuccessful selling the products into which our sensors are incorporated, design their products to function without our sensors, purchase sensors from other suppliers, or otherwise terminate their relationships with us.

We are dependent upon two customers, Juki and Assembleon, for a significant portion of our total revenue. For the three months ended March 31, 2014, sales to Juki accounted for 15% of our total revenue and sales to Assembleon accounted for 7% of our total revenue.

11. RESTRUCTURING AND SEVERANCE COSTS:

Severance costs of $952,000 were incurred in the fourth quarter of 2013 when we reduced our global workforce by approximately 30 employees. Expenses for contract workers were also reduced. The workforce reduction was undertaken to strengthen our commitment to cost control, minimize losses and to improve focus on market support for our products. No restructuring or severance costs were incurred in the three months ended March 31, 2014 or March 31, 2013.

A summary of our remaining restructuring accrual relating to this action is as follows:

(In thousands)	Fourth Quarter 2013 Workforce Reduction
Balance, December 31, 2013	$511
Cost incurred	—
Payments made	484
Balance, March 31, 2014	$27

The remaining accrued severance in the amount of $27,000 at March 31, 2014 will be paid prior to July 1, 2014.

12. NET LOSS PER SHARE:

Net loss per basic and diluted share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Common equivalent shares consist of common shares to be issued upon exercise of stock options, restricted stock units and from participation in our employee stock purchase plan, as calculated using the treasury stock method. All potentially dilutive common equivalent shares are excluded from the calculations of net loss per diluted share due to their anti-dilutive effect. As a result, no common equivalent shares were included in the calculation of net loss per diluted share for the three month periods ended March 31, 2014 or March 31, 2013. The components of net loss per basic and diluted share are as follows:

(In thousands except per share amounts)	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended March 31, 2014:
Basic	$(809)	6,507	$(0.12)
Dilutive effect of common equivalent shares	—	—	—
Dilutive	$(809)	6,507	$(0.12)

(In thousands except per share amounts)	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended March 31, 2013:
Basic	$(2,146)	6,961	$(0.31)
Dilutive effect of common equivalent shares	—	—	—
Dilutive	$(2,146)	6,961	$(0.31)

The calculation of diluted net loss per common share excludes 770,000 potentially dilutive shares for the three months ended March 31, 2014 and 586,000 potentially dilutive shares for the three months ended March 31, 2013, because their effect would be anti-dilutive.

13. COMPREHENSIVE INCOME (LOSS):

Taxes related to items of other comprehensive income (loss) are as follows:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount	Before Tax	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments	$80	$—	$80	$(79)	$—	$(79)
Net changes related to available-for-sale securities:
Unrealized gains (losses)	(1)	—	(1)	33	—	33
Reclassification adjustment for (gains) losses included in net loss	—	—	—	23	—	23
Total net changes related to available-for-sale securities	(1)	—	(1)	56	—	56
Net changes related to foreign exchange forward contracts:
Unrealized gains (losses)	15	—	15	(139)	—	(139)
Reclassification adjustment for (gains) losses included in net loss	38	—	38	(33)	—	(33)
Total net changes related to foreign exchange forward contracts	53	—	53	(172)	—	(172)
Other comprehensive income (loss)	$132	$—	$132	$(195)	$—	$(195)

Reclassification adjustments are made to avoid double counting for items included in comprehensive income (loss) that are also recorded as part of net loss. Reclassifications to earnings related to cash flow hedging instruments are discussed in Note 4. Income taxes are not provided for foreign currency translation adjustments relating to permanent investments in international subsidiaries. We have recorded a valuation allowance against all of our United States and Singapore based deferred tax assets. Accordingly, we do not expect to record a tax provision for items of other comprehensive income (loss) until such time as the valuation allowance is substantially reduced. The effect of the reclassifications from comprehensive income (loss) to earnings by line item is as follows:

Details about Components of Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statements of Operations
	Three Months Ended March 31,
(In thousands)	2014	2013
Unrealized gains (losses) on available-for-sale securities	$—	$(23)	Interest income and other
	—	—	Income tax provision (benefit)
	$—	$(23)	Net of tax
Unrealized gains (losses) on foreign exchange forward contracts	$(20)	$25	Cost of revenues
	(9)	5	Research and development expenses
	(9)	3	Selling, general and administrative expenses
	(38)	33	Total before tax
	—	—	Income tax provision (benefit)
	$(38)	$33	Net of tax

At March 31, 2014 and March 31, 2013, components of accumulated other comprehensive loss are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Foreign Exchange Forward Contracts	Accumulated Other Comprehensive Loss
Balances at December 31, 2013	$(456)	$32	$(116)	$(540)
Other comprehensive income (loss) before reclassifications	80	(1)	15	94
Amounts reclassified from accumulated other comprehensive loss	—	—	38	38
Total change for the period	80	(1)	53	132
Balances at March 31, 2014	$(376)	$31	$(63)	$(408)

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Foreign Exchange Forward Contracts	Accumulated Other Comprehensive Loss
Balances at December 31, 2012	$(245)	$(23)	$111	$(157)
Other comprehensive income (loss) before reclassifications	(79)	33	(139)	(185)
Amounts reclassified from accumulated other comprehensive loss	—	23	(33)	(10)
Total change for the period	(79)	56	(172)	(195)
Balances at March 31, 2013	$(324)	$33	$(61)	$(352)

14. INCOME TAXES:

We recorded income tax expense of $41,000 in the three months ended March 31, 2014, compared to $18,000 in the three months ended March 31, 2013. Our income tax expense in both the three months ended March 31, 2014 and the three months ended March 31, 2013 reflects minimal state income tax expense and foreign income tax expense associated with our subsidiaries in the United Kingdom and China.

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

We have concluded that a valuation allowance is needed for all of our United States and Singapore based deferred tax assets due to the losses we have sustained since 2011 and our near term financial outlook. In analyzing the need for a valuation allowance, we considered our history of operating results for income tax purposes over the past three years in each of the tax jurisdictions where we operate, statutory carry forward periods and tax planning alternatives. Finally, we considered both our near and long-term financial outlook and timing regarding when we might return to profitability. After considering all available evidence both positive and negative, we concluded that a valuation allowance is needed for all of our U.S. and Singapore based deferred tax assets at March 31, 2014 and December 31, 2013.

Deferred tax assets at March 31, 2014 include net operating loss carry forwards incurred in the UK by CyberOptics Ltd., which was acquired in 1999. A valuation allowance has not been recorded against these deferred tax assets. The utilization of these net operating loss carry forwards is dependent on CyberOptics Ltd.’s ability to generate sufficient UK taxable income during the carry forward period.

15. CONTINGENCIES:

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

16. RECENT ACCOUNTING DEVELOPMENTS:

In April 2014, the Financial Accounting Standards Board (FASB) issued guidance that changes the criteria for reporting a discontinued operation (ASU No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity). According to the new guidance, only disposals of a component that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results are a discontinued operation. The new guidance also requires expanded disclosures about discontinued operations and disposals of a significant part of an entity that does not qualify for discontinued operations reporting. The guidance is effective beginning January 1, 2015 with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in previously-issued financial statements. The impact to us will be dependent on any transaction that is within the scope of the new guidance.

In July 2013, the FASB issued guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists (ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists). Under certain circumstances, unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance was effective January 1, 2014, and was adopted by us in the first quarter. The guidance is a change in financial statement presentation only and had no impact on our consolidated financial results or financial position.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

The preparation of the financial information contained in this 10-Q requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates on an ongoing basis, including those related to allowances for doubtful accounts and returns, warranty obligations, inventory valuation, the carrying value and any impairment of intangible assets, income taxes and derivatives and hedging activities. These critical accounting policies are discussed in more detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2013.

FORWARD LOOKING STATEMENTS:

The following management’s discussion and analysis contains a number of estimates and predictions that are forward looking rather than based on historical fact. Among other matters, we discuss (i) our level of anticipated revenues, gross margins, expenses, and net loss for the second quarter and full year 2014; (ii) the timing of initial revenue and margin improvements from new products that we have under development, that have been recently introduced or we anticipate introducing in the future; (iii) the anticipated impact of LDI on our revenue, expenses and net loss; (iv) our beliefs regarding trends in the general economy and its impact on markets for our products and (v) the impact of currency fluctuations on our operations. Although we have made these statements based on our experience and best estimate of future events, there may be events or factors that we have not anticipated, and the accuracy of our statements and estimates are subject to a number of risks, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2013.

RESULTS OF OPERATIONS

General

Our products are sold primarily into the electronics assembly, DRAM and flash memory, and semiconductor fabrication capital equipment markets. We sell products in these markets both to original equipment manufacturers of production equipment and to end-user customers that assemble circuit boards and semiconductor wafers and devices. On March 14, 2014, we completed our previously announced acquisition of Laser Design, Inc. (LDI) for aggregate consideration of approximately $3.1 million in cash plus the assumption of certain current liabilities. With annual revenues of approximately $6.0 million, LDI provides scanning systems and services to the global 3D scanner and services metrology market and enables us to enter the growing market for general purpose 3D metrology.

Recent product introductions mark our first steps toward strengthening our competitive position in our current markets, particularly in the mobile computing and high performance segments of the SMT inspection systems market, after reduced demand for our products in electronic assembly markets during 2013 that resulted from weak SMT market conditions and the downturn in the laptop computer market. Our new automated optical inspection (AOI) and solder paste inspection (SPI) systems that we introduced in 2013 are gaining share in their respective inspection markets, and we also are encouraged by increased sales of pre-reflow AOI systems, reflecting the value customers are finding by inspecting circuit boards for defects before entering the reflow oven. The first quarter of 2014 marked our second consecutive three month period of improved operating results and higher year-over-year sales, reinforcing our belief that our growth strategies are starting to work as planned.

We have earmarked additional funds to expand our marketing efforts, and have committed resources to developing new SMT products for conformal coating and memory inspection and will be launching a new WaferSense product for particle monitoring in reticle size. We are developing a new high speed metrology grade 3D measurement technology (MRS) that we expect to be market ready in 2014. Although our first commercial application of this technology is expected to be in our own 3D AOI SMT inspection system, we also intend to expand sales of this technology into adjacent targeted markets that require high precision optical 3D inspection. A portion of the savings from the workforce reduction we implemented in the fourth quarter of 2013 is being used to support our investment in these key growth initiatives.

Our acquisition of LDI represents another aspect of our 3D strategy. In addition to providing us with an initial presence in the general metrology market, we believe that LDI will extend our reach into a diverse range of new industrial markets where LDI serves a number of Fortune 500 companies. We also intend to leverage the new 3D MRS sensor technology that we are developing in-house by applying it in the metrology market.

We are forecasting improved year-over-year sales, excluding the positive impact of LDI, for the second quarter of 2014. We also are continuing to forecast organic double-digit sales growth and a lower loss for 2014. With cash and marketable securities of $21.3 million at March 31, 2014, we believe we have the resources required to attain our growth objectives over the next several years.

Revenues

Our revenue increased by 46% to $9.8 million in the three months ended March 31, 2014, from $6.7 million in the three months ended March 31, 2013. The following table sets forth revenue by product line for the three month periods ended March 31, 2014 and 2013:

(In thousands)	2014	2013
SMT Sensors	$2,822	$1,738
Semiconductor Sensors	1,789	1,794
SMT Inspection Systems	4,707	3,181
3D Scanning Systems and Services	517	—
Total	$9,835	$6,713

Revenue from sales of SMT sensors increased by $1.1 million or 62% to $2.8 million in the three months ended March 31, 2014, from $1.7 million in the three months ended March 31, 2013, driven by demand for next-generation LaserAlign sensors from our largest OEM customer, who also has made our Embedded Process Verification (EPV) sensor standard on some of its pick-and-place platforms. Sales of EPV sensors totaled approximately $250,000 in the three months ended March 31, 2014.

Revenue from sales of our semiconductor sensors was virtually unchanged at $1.8 million in the three months ended March 31, 2014, compared to the three months ended March 31, 2013. WaferSense® products make up the vast majority of our revenue from sales of semiconductor sensors. We are devoting additional resources to increase marketing of our WaferSense products that we anticipate will result in growing market awareness and additional sales. We expect to book the initial orders for our new ReticleSense™ Airborne Particle Sensor (APSR), which wirelessly monitors airborne particles in semiconductor process equipment where reticles are implemented without opening the tool, in this year’s second quarter.

Revenue from sales of our SMT inspection system products increased by $1.5 million or 48% to $4.7 million in the three months ended March 31, 2014, from $3.2 million in the three months ended March 31, 2013. Revenue from sales of SPI systems increased by $367,000 or 28% to $1.7 million in three months ended March 31, 2014, from $1.3 million in the three months ended March 31, 2013. Revenue from sales of AOI systems increased by $1.2 million or 86% to $2.6 million in the three months ended March 31, 2014, from $1.4 million in the three months ended March 31, 2013.

Revenue increases from SMT inspection systems were driven by increased sales of new SE600 SPI and QX600 AOI system products, reflecting their improved inspection capabilities and ease of use. We also are encouraged by increased sales of pre-reflow AOI systems, reflecting the value customers are finding by inspecting circuit boards for defects before entering the reflow oven. We believe that new system products that we plan to introduce, particularly those based on our 3D MRS technology, will strengthen our competitive position in the SMT inspection systems market and that technology trends toward smaller components and increased production speeds will continue to drive demand in the future.

Our acquisition of LDI, which closed on March 14, 2014, contributed $517,000 of revenue in the three months ended March 31, 2014. Historically, LDI has generated approximately $6.0 million in annual revenues.

Export revenue totaled $7.3 million or 74% of total revenue in the three months ended March 31, 2014, compared to $5.4 million or 80% of total revenue in the three months ended March 31, 2013. Export revenue as a percentage of total revenue declined in the three months ended March 31, 2014, mainly because all of LDI’s revenue came from domestic customers.

Cost of Revenues and Gross Margin

Cost of revenues increased by $1.5 million or 40% to $5.3 million in three months ended March 31, 2014, from $3.8 million in the three months ended March 31, 2013. The increase in cost of revenues was due to the corresponding 47% increase in revenues in the three months ended March 31, 2014, compared to the three months ended March 31, 2013. Items included in cost of revenues that fluctuate with the level of sales include raw materials, direct labor and factory overhead costs. Total gross margin as a percentage of sales was 46% in the three months ended March 31, 2014, compared to 44% in the three months ended March 31, 2013.

The increase in gross margin percentage was primarily due to a shift in sales mix to higher margin AOI products, particularly pre-reflow AOI systems. In addition, our new SE600 SPI and QX600 AOI products tend to have better margins than our older system products because they offer a better level of inspection performance.

Our markets are highly price competitive, particularly the electronic assembly market, resulting in continual pressure on our gross margins. We compensate for pricing pressure by introducing new products with more features and improved performance and through manufacturing cost reduction programs. Many of our recently introduced products, including next generation SMT sensors and systems, and WaferSense sensors, have more favorable margins than our existing products.

Operating Expenses

Operating expenses as a percentage of revenue were lower in the three months ended March 31, 2014 when compared to the same period of 2013 due to the year over year increase in our revenues. A portion of the savings from the workforce reduction we implemented in the fourth quarter of 2013 is being used to support our investment in key growth initiatives, including our MRS technology, development of a 3D AOI system, memory and conformal coating inspection systems and enhanced marketing for our WaferSense products. Our acquisition of LDI on March 14, 2014 did not contribute significantly to operating expenses in the three months ended March 31, 2014.

Research and development expenses were $2.0 million or 20% of revenue in the three months ended March 31, 2014, compared to $1.8 million or 27% of revenue in the three months ended March 31, 2013. The slight increase in research and development expenses resulted from continued development of our MRS technology, 3D AOI, memory and conformal coating inspection systems, offset in part by lower wages, benefits and other cost savings resulting from our restructuring activities in the fourth quarter of 2013.

Selling, general and administrative expenses were $3.3 million or 33% of revenue in the three months ended March 31, 2014, compared to $3.1 million or 47% of revenue in the three months ended March 31, 3013. The increase in selling, general and administrative expenses was due to an increase in professional fees, including those related to our acquisition of LDI, an increase in commissions for third party sales representatives due to the 48% increase in SMT system sales, and LDI related selling, general and administrative expenses. These increases were offset in part by cost efficiencies resulting from our restructuring activities in the fourth quarter of 2013.

Restructuring and Severance Costs

Severance costs of $952,000 were incurred in the fourth quarter of 2013, when we reduced our global workforce by approximately 30 employees. Expenses for contract workers were also reduced. The workforce reduction was undertaken to strengthen our commitment to cost control, minimize losses and to improve focus on market support for our products. Annual expense savings starting in the first quarter of 2014 associated with the global workforce reduction and other cost containment actions is anticipated to total approximately $2.0 million. Critical engineering employees working on key next generation technologies and products were not impacted. A portion of the anticipated savings will be used to fund new growth initiatives in future periods. No restructuring or severance costs were incurred in the three months ended March 31, 2014 or March 31, 2013.

A summary of our remaining restructuring accrual relating to this action is as follows:

(In thousands)	Fourth Quarter 2013 Workforce Reduction
Balance, December 31, 2013	$511
Cost incurred	—
Payments made	484
Balance, March 31, 2014	$27

The remaining accrued severance in the amount of $27,000 at March 31, 2014 will be paid prior to July 1, 2014.

Interest Income and Other

Interest income and other includes interest earned on investments and gains and losses associated with foreign currency transactions, including intercompany financing transactions associated with our subsidiaries in the United Kingdom and Singapore. Because we maintain our investments in instruments designed to avoid risk of loss of principal, in the current interest rate environment we have generated very little interest income. We recognized a loss from foreign currency transactions of $49,000 in the three months ended March 31, 2014, and $112,000 in the three months ended March 31, 2013.

Income Taxes

We recorded income tax expense of $41,000 in the three months ended March 31, 2014, compared to $18,000 in the three months ended March 31, 2013. At March 31, 2014, we continue to have a valuation allowance recorded against all of our United States and Singapore based deferred tax assets. Our income tax expense in both the three months ended March 31, 2014 and the three months ended March 31, 2013, reflects minimal state income tax expense and foreign income tax expense associated with our subsidiaries in the United Kingdom and China.

Order Rate and Backlog

Our orders totaled $13.0 million in the three months ended March 31, 2014, compared to $8.5 million in the three months ended December 31, 2013, and $6.6 million in the three months ended March 31, 2013. Backlog totaled $7.3 million at March 31, 2014, $4.1 million at December 31, 2013 and $2.5 million at March 31, 2013.

The scheduled shipment (or estimated timing of revenue for systems recognized upon acceptance) for backlog at March 31, 2014 is as follows:

(In thousands)	Backlog
2nd Quarter 2014	$6,045
3rd Quarter 2014 and after	1,267
Total backlog	$7,312

Liquidity and Capital Resources

Our cash and cash equivalents increased by $732,000 in the three months ended March 31, 2014, principally resulting from $2.7 million of proceeds from sales and maturities of marketable securities, net of purchases of marketable securities, cash provided by operating activities of $1.2 million, offset in part by our purchase of LDI for $3.1 million, including signing bonus payments, and purchases of fixed assets and capitalized patent costs totaling $116,000. Our cash and cash equivalents fluctuate in part because of sales and maturities of marketable securities, and investment of cash balances in marketable securities, or from other sources of cash. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Combined balances of cash and marketable securities decreased by $1.9 million to $21.3 million as of March 31, 2014 from $23.2 million as of December 31, 2013.

Operating activities provided $1.2 million of cash in the three months ended March 31, 2014. Cash used by operations included our net loss of $809,000, which included non-cash expenses totaling $524,000 for depreciation and amortization, provision for doubtful accounts, non-cash losses from foreign currency transactions and stock compensation expenses. Changes in operating assets and liabilities providing cash included decreases in accounts receivable of $846,000, and an increase in accounts payable of $1.2 million. Changes in operating assets and liabilities using cash included an increase in inventories of $231,000 and a decrease in advance customer payments of $226,000. The reduction in accounts receivable was due to an improvement in our collection efficiency. The increase in accounts payable and inventories was due to the timing of quarter end inventory purchases to meet anticipated future demand. Accounts payable was also driven higher by the timing of vendor payments at quarter end. Advance customer payments declined due to recognition of revenue for transactions that were previously prepaid and deferred at December 31, 2013.

Investing activities used $521,000 of cash in the three months ended March 31, 2014. Changes in the level of investment in marketable securities, resulting from the purchases, sales and maturities of those securities provided $2.7 million of cash in the three months ended March 31, 2014. We used $116,000 of cash in the three months ended March 31, 2014 for the purchase of fixed assets and capitalized patent costs. We also used $3.1 million of cash in the three months ended March 31, 2014 for the purchase of LDI, including signing bonus payments that have been accounted for as part of the transaction purchase price.

Financing activities provided $49,000 of cash in the three months ended March 31, 2014 from the exercise of stock options. Our share repurchase program concluded in the fourth quarter of 2013 and no further repurchases are anticipated.

At March 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes.

Except for obligations under facility leases and purchase contracts, we had no material commitments for expenditures as of March 31, 2014. Purchase commitments for inventory can vary based on the volume of revenue and resulting inventory requirements. We continually evaluate investment opportunities that come to our attention and could make a significant commitment in the future.

Our cash, cash equivalents and marketable securities totaled $21.3 million at March 31, 2014. We believe that on-hand cash, cash equivalents and marketable securities, coupled with anticipated future cash flow from operations, will be adequate to fund our cash flow needs for the foreseeable future, including contractual obligations discussed above.

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

We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies associated with our subsidiary in Singapore. These transactions are designated as cash flow hedges. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings. The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months and, accordingly, at March 31, 2014, all of our open foreign exchange forward contracts had maturities of one year or less. The dollar equivalent gross notional amount of our foreign exchange forward contracts designated as cash flow hedges at March 31, 2014 was approximately $6.4 million.

At March 31, 2014, our open foreign exchange forward contracts were in an unrealized loss position equal to $6,000 on a pre-tax basis due to a strengthening of the U.S. dollar in relation to the Singapore dollar during the time from when we first entered into these contracts through March 31, 2014. If the exchange rate between the U.S. dollar and the Singapore dollar were to remain unchanged over the next twelve months, we would realize this pre-tax loss through our statement of operations. If the U.S. dollar were to further strengthen, the unrealized losses on our open foreign exchange forward contracts would increase. However, if the U.S. dollar strengthens, our costs, when converted from Singapore dollars to U.S. dollars, would decline, and because we do not fully hedge all of our future anticipated cash flows that are denominated in Singapore dollars, the decline in costs would normally exceed the increased loss from hedging. Conversely, if the U.S. dollar were to weaken in future periods in relation to the Singapore dollar, the loss on our open foreign exchange forward contracts would be reduced, but our costs would increase and the increased costs in U.S. dollar terms would normally exceed the reduction in the loss from hedging. The ultimate impact of any fluctuation in the relationship between the U.S. dollar and Singapore dollar is dependent on the level of Singapore denominated cash flows in future periods.

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

b.          During the quarter ended March 31, 2014, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results.

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
101:

Financial statements formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Interim Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBEROPTICS CORPORATION

/s/ Subodh Kulkarni
By Subodh Kulkarni, President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

/s/ Jeffrey A. Bertelsen
By Jeffrey A. Bertelsen, Vice President, Chief Financial Officer and Chief Operating Officer
(Principal Accounting Officer and Duly Authorized Officer)

Dated: May 13, 2014