Form 10-Q
period 2014-09-30
CYBEROPTICS CORP
filed 2014-11-12
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At October 31, 2014, there were 6,635,805 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION
(Unaudited)

(In thousands, except share information)	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$2,384	$3,101
Marketable securities	6,047	9,402
Accounts receivable, less allowance for doubtful accounts of $622 at September 30, 2014 and $705 at December 31, 2013	9,953	6,562
Inventories	12,956	11,331
Other current assets	1,566	1,104
Deferred tax assets	77	77
Total current assets	32,983	31,577

Marketable securities, long-term	9,499	10,742
Equipment and leasehold improvements, net	2,937	1,272
Intangible and other assets, net	655	136
Goodwill	1,366	569
Other assets	193	194
Deferred tax assets	55	85
Total assets	$47,688	$44,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$5,808	$2,630
Advance customer payments	590	552
Accrued expenses	2,855	2,241
Total current liabilities	9,253	5,423

Deferred rent	318	352
Deferred warranty revenue	45	165
Deferred tax liability	16	6
Reserve for income taxes	150	150
Total liabilities	9,782	6,096

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 6,635,805 shares issued and outstanding at September 30, 2014 and 6,496,805 shares issued and outstanding at December 31, 2013	30,087	28,968
Accumulated other comprehensive loss	(660)	(540)
Retained earnings	8,479	10,051
Total stockholders’ equity	37,906	38,479
Total liabilities and stockholders’ equity	$47,688	$44,575
SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Revenues	$11,657	$8,726	$34,755	$24,756
Cost of revenues	6,361	4,720	19,024	13,737

Gross margin	5,296	4,006	15,731	11,019

Research and development expenses	2,266	1,978	6,669	5,835
Selling, general and administrative expenses	3,527	2,989	10,536	9,340
Amortization of intangibles	17	—	37	—

Loss from operations	(514)	(961)	(1,511)	(4,156)

Interest income and other	75	(107)	2	(184)

Loss before income taxes	(439)	(1,068)	(1,509)	(4,340)

Income tax provision (benefit)	9	(294)	63	(220)

Net loss	$(448)	$(774)	$(1,572)	$(4,120)

Net loss per share – Basic	$(0.07)	$(0.11)	$(0.24)	$(0.60)
Net loss per share – Diluted	$(0.07)	$(0.11)	$(0.24)	$(0.60)

Weighted average shares outstanding – Basic	6,609	6,784	6,555	6,883
Weighted average shares outstanding – Diluted	6,609	6,784	6,555	6,883
SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net loss	$(448)	$(774)	$(1,572)	$(4,120)

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(233)	115	(64)	(140)

Unrealized gains on available-for-sale securities:
Unrealized gains	24	24	36	30
Reclassification adjustment for losses included in net loss	—	—	—	21
Total unrealized gains on available-for-sale securities	24	24	36	51

Unrealized gains (losses) on foreign exchange forward contracts:
Unrealized gains (losses)	(190)	61	(121)	(231)
Reclassification adjustment for (gains) losses included in net loss	(3)	71	29	24
Total unrealized gains (losses) on foreign exchange forward contracts	(193)	132	(92)	(207)

Other comprehensive income (loss), before tax	(402)	271	(120)	(296)
Income tax provision related to items of other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss), net of tax	(402)	271	(120)	(296)
Total comprehensive loss	$(850)	$(503)	$(1,692)	$(4,416)
SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,572)	$(4,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,386	1,292
Provision for doubtful accounts	(14)	(22)
Deferred taxes	40	43
Foreign currency transaction (gains) losses	(96)	151
Realized losses on available-for-sale securities	—	21
Stock compensation costs	378	330
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(2,715)	(1,397)
Inventories	(1,566)	(399)
Income tax refunds receivable	—	536
Other assets	(366)	(271)
Accounts payable	2,559	1,671
Advance customer payments	(415)	(229)
Accrued expenses	393	(339)
Net cash used in operating activities	(1,988)	(2,733)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale marketable securities	4,391	6,294
Proceeds from sales of available-for-sale marketable securities	5,047	4,340
Purchases of available-for-sale marketable securities	(4,816)	(7,996)
Acquisition of Laser Design, Inc. (LDI)	(3,108)	—
Additions to equipment and leasehold improvements	(975)	(610)
Additions to patents	(66)	(39)
Net cash provided by investing activities	473	1,989

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	628	25
Proceeds from issuance of common stock under employee stock purchase plan	113	64
Common stock repurchases	—	(2,014)
Net cash provided by (used in) financing activities	741	(1,925)

Effects of exchange rate changes on cash and cash equivalents	57	(147)

Net decrease in cash and cash equivalents	(717)	(2,816)

Cash and cash equivalents – beginning of period	3,101	7,340
Cash and cash equivalents – end of period	$2,384	$4,524
SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE (UNAUDITED) INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CYBEROPTICS CORPORATION
1. INTERIM REPORTING:
The interim condensed consolidated financial statements presented herein as of September 30, 2014, and for the three and nine month periods ended September 30, 2014 and 2013, are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.
The results of operations for the three and nine month periods ended September 30, 2014 do not necessarily indicate the results to be expected for the full year. The December 31, 2013 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
All of the goodwill is expected to be deductible for income tax purposes over a 15 year period. The useful life of the intangible assets was determined based on management’s best estimate of the expected cash flows used to measure the fair value of the intangible assets, adjusted as appropriate for entity-specific factors, including competitive, economic or other factors that may limit the useful life of the intangible assets.
Since the date of acquisition, LDI contributed approximately $3,500,000 to our revenue in the nine months ended September 30, 2014, including approximately $1,300,000 of revenue in the three months ended September 30, 2014. Since the date of acquisition, LDI contributed $432,000 to our net loss in the nine months ended September 30, 2014, including $206,000 of net loss in the three months ended September 30, 2014.
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

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$11,657	$9,998	$36,135	$28,934
Net loss	(448)	(1,217)	(1,377)	(4,761)
Basic and diluted loss per share	$(0.07)	$(0.18)	$(0.21)	$(0.69)

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

3. MARKETABLE SECURITIES:
Our investments in marketable securities are classified as available-for-sale and consist of the following:

	September 30, 2014
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$4,103	$4	$—	$4,107
Corporate debt securities and certificates of deposit	1,915	2	—	1,917
Asset backed securities	23	—	—	23
Marketable securities – short-term	$6,041	$6	$—	$6,047
Long-Term
U.S. government and agency obligations	$4,787	$5	$(2)	$4,790
Corporate debt securities and certificates of deposit	2,145	3	(1)	2,147
Asset backed securities	2,457	1	(1)	2,457
Equity security	42	63	—	105
Marketable securities – long-term	$9,431	$72	$(4)	$9,499

	December 31, 2013
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$6,299	$10	$—	$6,309
Corporate debt securities and certificates of deposit	3,091	2	—	3,093
Marketable securities – short-term	$9,390	$12	$—	$9,402
Long-Term
U.S. government and agency obligations	$4,783	$7	$—	$4,790
Corporate debt securities and certificates of deposit	3,417	1	(5)	3,413
Asset backed securities	2,474	2	(1)	2,475
Equity security	42	22	—	64
Marketable securities – long-term	$10,716	$32	$(6)	$10,742
Our investments in marketable debt securities all have maturities of less than five years. At September 30, 2014, marketable debt securities valued at $11,895,000 were in an unrealized gain position totaling $15,000 and marketable debt securities valued at $3,546,000 were in an unrealized loss position totaling $4,000 (all had been in an unrealized loss position for less than twelve months). At December 31, 2013, marketable debt securities valued at $15,587,000 were in an unrealized gain position totaling $22,000 and marketable debt securities valued at $4,493,000 were in an unrealized loss position totaling $6,000 (all had been in an unrealized loss position for less than twelve months).
Net pre-tax unrealized gains for marketable securities of $74,000 at September 30, 2014 and $38,000 at December 31, 2013 were recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. We received proceeds from the sale of marketable securities of $1,893,000 in the three months ended September 30, 2014, $818,000 in the three months ended September 30, 2013, $5,047,000 in the nine months ended September 30, 2014 and $4,340,000 in the nine months ended September 30, 2013. No gain or loss was recognized on any of the sales during the three or nine months ended September 30, 2014 or the three months ended September 30, 2013. We recognized a $21,000 loss from the sale of marketable securities in the nine months ended September 30, 2013.
Investments in marketable securities classified as cash equivalents of $30,000 at September 30, 2014 and $327,000 at December 31, 2013 consist of the following:

	September 30, 2014
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Recorded Basis
Corporate debt securities and certificates of deposit	$30	$—	$—	$30
	$30	$—	$—	$30

	December 31, 2013
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Recorded Basis
Corporate debt securities and certificates of deposit	$327	$—	$—	$327
	$327	$—	$—	$327
Cash and marketable securities held by foreign subsidiaries totaled $970,000 at September 30, 2014 and $903,000 at December 31, 2013.
4. DERIVATIVES:
We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies associated with our subsidiary in Singapore. These transactions are designated as cash flow hedges and are recorded in the accompanying balance sheet at fair value. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Hedge ineffectiveness and the amounts excluded from effectiveness testing recognized in earnings on cash flow hedges were not material for the three and nine month periods ended September 30, 2014 and September 30, 2013.
The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months. Accordingly, at September 30, 2014 and September 30, 2013, all of our open foreign exchange forward contracts had maturities of one year or less. The dollar equivalent gross notional amount of our foreign exchange forward contracts designated as cash flow hedges was approximately $7.3 million at September 30, 2014 and $6.2 million at September 30, 2013.
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

	Three Months Ended September 30, 2014
(In thousands)	Pretax Loss Recognized in Other Comprehensive Income (Loss) on Effective Portion of Derivative	Pretax Gain Recognized in Earnings on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Loss	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Earnings
Cost of revenues	$(119)	$3	$—
Research and development	(36)	—	—
Selling, general and administrative	(35)	—	—
Total	$(190)	$3	$—

	Three Months Ended September 30, 2013
(In thousands)	Pretax Gain Recognized in Other Comprehensive Income (Loss) on Effective Portion of Derivative	Pretax Loss Recognized in Earnings on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Loss	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Earnings
Cost of revenues	$31	$(41)	$—
Research and development	16	(17)	—
Selling, general and administrative	14	(13)	—
Total	$61	$(71)	$—

	Nine Months Ended September 30, 2014
(In thousands)	Pretax Loss Recognized in Other Comprehensive Income (Loss) on Effective Portion of Derivative	Pretax Loss Recognized in Earnings on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Loss	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Earnings
Cost of revenues	$(75)	$(15)	$—
Research and development	(22)	(7)	—
Selling, general and administrative	(24)	(7)	—
Total	$(121)	$(29)	$—

	Nine Months Ended September 30, 2013
(In thousands)	Pretax Loss Recognized in Other Comprehensive Income (Loss) on Effective Portion of Derivative	Pretax Loss Recognized in Earnings on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Loss	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Earnings
Cost of revenues	$(139)	$(2)	$—
Research and development	(53)	(12)	—
Selling, general and administrative	(39)	(10)	—
Total	$(231)	$(24)	$—
Amounts recorded in accumulated other comprehensive loss for the after tax net unrealized loss associated with cash flow hedging instruments was $208,000 at September 30, 2014 and $116,000 at December 31, 2013. We expect to reclassify the September 30, 2014 pretax unrealized loss of $150,000 recorded in accumulated other comprehensive loss to earnings over the next 12 months with the impact offset by cash flows from underlying hedged items. The fair value of our foreign exchange forward contracts representing losses in the amount of $149,000 at September 30, 2014 and $58,000 at December 31, 2013 has been recorded in accrued expenses.
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

5. FAIR VALUE MEASUREMENTS:
We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our marketable securities and foreign exchange forward contracts as of September 30, 2014 and December 31, 2013 according to the three-level fair value hierarchy:

	Fair Value Measurements at September 30, 2014 Using
(In thousands)	Balance September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$8,897	$—	$8,897	$—
Corporate debt securities and certificates of deposit	4,064	—	4,064	—
Asset backed securities	2,480	—	2,480	—
Equity security	105	105	—	—
Total marketable securities	$15,546	$105	$15,441	$—

Derivative instruments-liabilities:
Foreign exchange forward contracts	$149	$—	$149	$—

	Fair Value Measurements at December 31, 2013 Using
(In thousands)	Balance December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$11,099	$—	$11,099	$—
Corporate debt securities and certificates of deposit	6,506	—	6,506	—
Asset backed securities	2,475	—	2,475	—
Equity security	64	64	—	—
Total marketable securities	$20,144	$64	$20,080	$—

Derivative instruments-liabilities:
Foreign exchange forward contracts	$58	$—	$58	$—
During the nine months ended September 30, 2014 and the year ended December 31, 2013 there were no transfers within the three level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed which merit a transfer between the disclosed levels of the valuation hierarchy.
The fair value for our U.S. government and agency obligations, corporate debt securities and certificates of deposit and asset backed securities are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers. The fair value for our equity security is based on a quoted market price obtained from an active market.

The fair value for our foreign exchange forward contracts is based on foreign currency spot and forward rates obtained from reputable financial institutions with resulting valuations periodically validated by obtaining foreign currency spot rate and forward quotes from other industry standard sources, third party or counterparty quotes. The fair value of our foreign exchange forward contracts representing losses in the amount of $149,000 at September 30, 2014 and $58,000 at December 31, 2013 has been recorded in accrued expenses.
The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, and all current liabilities approximate their related fair values due to the short-term maturities of these instruments. Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value during the nine months ended September 30, 2014 or September 30, 2013.
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
Equity based compensation expense in the three months ended September 30, 2014 totaled $117,000 and includes $74,000 for stock option awards, $15,000 for our employee stock purchase plan and $28,000 for unvested restricted stock units. Equity based compensation expense in the nine months ended September 30, 2014 totaled $378,000 and includes $224,000 for stock option awards, $33,000 for our employee stock purchase plan, $89,000 for unvested restricted stock units and $32,000 for shares issued to our non-employee directors upon their re-election to our board in May 2014.
Equity based compensation expense in the three months ended September 30, 2013 totaled $97,000 and includes $62,000 for stock option awards, $10,000 for our employee stock purchase plan, and $25,000 for unvested restricted stock units. Equity based compensation in the nine months ended September 30, 2013 totaled $330,000 and includes $192,000 for stock option awards, $34,000 for our employee stock purchase plan, $74,000 for unvested restricted stock units and $30,000 for shares issued to our non-employee directors upon their re-election to our board.
At September 30, 2014 the total unrecognized compensation cost related to non-vested equity based compensation arrangements was $1,105,000 and the related weighted average period over which it is expected to be recognized is 2.44 years.
For stock options granted during the nine months ended September 30, 2014, we utilized the fair value of our common stock on the date of grant and employed the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

2014
Risk-free interest rates	1.55% - 1.65%
Expected life in years	5.30 - 5.48
Expected volatility	46.57% - 46.90%
Dividend yield	—%
Weighted average fair value on grant date	$3.39
Stock Options
We have two stock incentive plans that are administered under the supervision of the Compensation Committee of the Board of Directors. As of September 30, 2014, there are 892,123 shares of common stock reserved in the aggregate for issuance of options and other stock based benefits under these plans, including restricted stock units and share grants to employees, officers and others. Reserved shares underlying canceled options are available for future grant under our active plan. Options are granted at an option price per share equal to or greater than the market value of our common stock on the date of grant. Generally, options granted to employees vest over a four-year period and expire seven years after the date of grant. The plans allow for option holders to tender shares of our common stock as consideration for the option price, provided that the tendered shares have been held by the option holder at least six months. As of September 30, 2014, there were 297,555 shares of common stock available under our active plan for future issuance to employees, officers and others.

The following is a summary of stock option activity for the nine months ended September 30, 2014:

	Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2013	586,483	$8.07
Granted	170,000	7.73
Exercised	(107,243)	5.85
Expired	(43,851)	14.80
Forfeited	(63,123)	7.18
Outstanding, September 30, 2014	542,266	$7.96

Exercisable, September 30, 2014	225,311	$9.13
The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. At September 30, 2014, the weighted average remaining contractual term of all outstanding options was 4.46 years and their aggregate intrinsic value was $1,862,788. At September 30, 2014, the weighted average remaining contractual term of options that were exercisable was 2.39 years and their aggregate intrinsic value was $564,253. We received proceeds of $628,000 from the exercise of stock options in the nine months ended September 30, 2014. We received proceeds of $25,000 from the exercise of stock options in the nine months ended September 30, 2013.
Restricted Stock Units
Our 1998 Stock Incentive Plan also permits our Compensation Committee to grant other stock-based benefits, including restricted stock units. Restricted stock units are valued at a price equal to the fair market value of our common stock on the date of grant, vest over a four year period provided the employee is still working for the company and entitle the holders to one share of our common stock for each restricted stock unit. The aggregate fair value of outstanding restricted stock units based on the closing share price of our common stock on September 30, 2014 was $587,000. The aggregate fair value of restricted stock units that vested in the nine months ended September 30, 2014, based on the closing share price of our common stock on the vesting date, was $34,796.
A summary of activity in non-vested restricted stock units for the nine months ended September 30, 2014 is as follows:

Non-vested restricted stock units	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	46,943	$6.82
Granted	20,000	6.97
Vested	(5,433)	7.31
Forfeited	(9,208)	7.56
Non-vested at September 30, 2014	52,302	$6.69
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. There were 22,324 shares issued under this plan in the nine months ended September 30, 2014 and 12,656 shares issued under this plan in the nine months ended September 30, 2013. As of September 30, 2014, 131,602 shares remain available for future issuance under this plan.
Stock Grant Plan for Non-Employee Directors
Our stock grant plan for non-employee directors provides for automatic grants of 1,000 shares of our common stock to each of our non-employee directors upon their re-election to the Board of Directors. The plan allows for the issuance of up to 60,000 shares of our common stock, including an additional 30,000 shares authorized in May 2014, and will expire on May 19, 2018. We issued a total of 4,000 shares of common stock under this plan in connection with our annual meeting in May 2014, resulting in $32,000 of stock compensation expense in the nine months ended September 30, 2014. As of September 30, 2014, 32,000 shares of common stock are reserved in the aggregate for future issuance under this plan.

7. INVENTORIES AND WARRANTIES:
Inventories consist of the following:

(In thousands)	September 30, 2014	December 31, 2013
Raw materials and purchased parts	$7,248	$6,690
Work in process	977	1,135
Finished goods	4,731	3,506
Total inventories	$12,956	$11,331
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
A reconciliation of the changes in our estimated warranty liability is as follows:

	Nine Months Ended September 30,
(In thousands)	2014	2013
Balance at beginning of period	$513	$694
Accrual for warranties	896	418
Assumed in acquisition	5	—
Warranty revision	2	4
Settlements made during the period	(640)	(619)
Balance at end of period	$776	$497
Deferred warranty revenue:
The current portion of our deferred warranty revenue is included as a component of advance customer payments. A reconciliation of the changes in our deferred warranty revenue is as follows:

	Nine Months Ended September 30,
(In thousands)	2014	2013
Balance at beginning of period	$444	$582
Revenue deferrals	369	253
Assumed in acquisition	89	—
Amortization of deferred revenue	(338)	(355)
Total deferred warranty revenue	564	480
Current portion of deferred warranty revenue	(519)	(283)
Long-term deferred warranty revenue	$45	$197

8. INTANGIBLE ASSETS:
Intangible assets consist of the following:

	September 30, 2014			December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$3,146	$(2,863)	$283	$2,915	$(2,779)	$136
Software	206	(16)	190	—	—	—
Marketing assets and customer relationships	101	(6)	95	—	—	—
Non-compete agreements	101	(14)	87	—	—	—
	$3,554	$(2,899)	$655	$2,915	$(2,779)	$136
The weighted average amortization period for our intangible assets is as follows: patents five years, software seven years, marketing assets and customer relationships nine years, and non-compete agreements four years. Amortization expense for the three and nine month periods ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Patents	$30	$30	$84	$95
Software	7	—	16	—
Marketing assets and customer relationships	2	—	6	—
Non-compete agreements	7	—	14	—
	$46	$30	$120	$95
Amortization of patents has been classified as research and development expense in the accompanying statements of operations. Estimated aggregate amortization expense based on current intangibles for the next five years is expected to be as follows: $43,000 for the remainder of 2014, $154,000 in 2015, $126,000 in 2016, $101,000 in 2017, $68,000 in 2018 and $62,000 in 2019.
Intangible and other long lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when future undiscounted cash flows expected to result from use of the asset and eventual disposition are less than the carrying amount.
9. GOODWILL:
Goodwill increased by $797,000 in the nine months ended September 30, 2014 due to our acquisition of LDI. There was no change in our goodwill balance in the nine months ended September 30, 2013. Adjustments to provisional amounts reflected in our March 31, 2014 balance sheet for the LDI acquisition resulted in a $46,000 increase to goodwill in the three months ended June 30, 2014.
10. SIGNIFICANT CUSTOMERS:
Export sales were 70% of revenue in the three months ended September 30, 2014 and 74% of revenue in the nine months ended September 30, 2014. Export sales were 73% of revenue in the three months ended September 30, 2013 and 78% of revenue in the nine months ended September 30, 2013. Virtually all of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Americas	$424	$85	$1,118	$582
Europe	3,172	1,820	8,328	6,495
Asia	4,440	4,412	15,841	11,804
Other	165	75	538	338
Total export sales	$8,201	$6,392	$25,825	$19,219

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
We are dependent upon two customers, Juki and Assembleon, for a significant portion of our total revenue. For the nine months ended September 30, 2014, sales to Juki accounted for 18% of our total revenue and sales to Assembleon accounted for 9% of our total revenue.
11. RESTRUCTURING AND SEVERANCE COSTS:
Severance costs of $952,000 were incurred in the fourth quarter of 2013 when we reduced our global workforce by approximately 30 employees. Expenses for contract workers were also reduced. The workforce reduction was undertaken to strengthen our commitment to cost control, minimize losses and to improve focus on market support for our products. No restructuring or severance costs were incurred in the three or nine months ended September 30, 2014 or September 30, 2013.
A summary of our restructuring accrual relating to this action is as follows:

(In thousands)	Fourth Quarter 2013 Workforce Reduction
Balance, December 31, 2013	$511
Cost incurred	—
Payments made	511
Balance, September 30, 2014	$—

12. NET LOSS PER SHARE:
Net loss per basic and diluted share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Common equivalent shares consist of common shares to be issued upon exercise of stock options, restricted stock units and from participation in our employee stock purchase plan, as calculated using the treasury stock method. All potentially dilutive common equivalent shares are excluded from the calculations of net loss per diluted share due to their anti-dilutive effect. As a result, no common equivalent shares were included in the calculations of net loss per diluted share for the three and nine month periods ended September 30, 2014 or September 30, 2013. The components of net loss per basic and diluted share are as follows:

(In thousands except per share amounts)	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended September 30, 2014:
Basic	$(448)	6,609	$(0.07)
Dilutive effect of common equivalent shares	—	—	—
Dilutive	$(448)	6,609	$(0.07)

(In thousands except per share amounts)	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended September 30, 2013:
Basic	$(774)	6,784	$(0.11)
Dilutive effect of common equivalent shares	—	—	—
Dilutive	$(774)	6,784	$(0.11)

(In thousands except per share amounts)	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Nine Months Ended September 30, 2014:
Basic	$(1,572)	6,555	$(0.24)
Dilutive effect of common equivalent shares	—	—	—
Dilutive	$(1,572)	6,555	$(0.24)

(In thousands except per share amounts)	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Nine Months Ended September 30, 2013:
Basic	$(4,120)	6,883	$(0.60)
Dilutive effect of common equivalent shares	—	—	—
Dilutive	$(4,120)	6,883	$(0.60)
The calculation of diluted net loss per common share excludes 636,000 and 589,000 potentially dilutive shares for the three months ended September 30, 2014 and 2013, and 694,000 and 598,000 potentially dilutive shares for the nine months ended September 30, 2014 and 2013 because their effect would be anti-dilutive.
13. COMPREHENSIVE INCOME (LOSS):
Taxes related to items of other comprehensive income (loss) are as follows:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount	Before Tax	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments	$(233)	$—	$(233)	$115	$—	$115
Net changes related to available-for-sale securities:
Unrealized gains	24	—	24	24	—	24
Reclassification adjustment for gains included in net loss	—	—	—	—	—	—
Total net changes related to available-for-sale securities	24	—	24	24	—	24
Net changes related to foreign exchange forward contracts:
Unrealized gains (losses)	(190)	—	(190)	61	—	61
Reclassification adjustment for (gains) losses included in net loss	(3)	—	(3)	71	—	71
Total net changes related to foreign exchange forward contracts	(193)	—	(193)	132	—	132
Other comprehensive income (loss)	$(402)	$—	$(402)	$271	$—	$271

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount	Before Tax	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments	$(64)	$—	$(64)	$(140)	$—	$(140)
Net changes related to available-for-sale securities:
Unrealized gains	36	—	36	30	—	30
Reclassification adjustment for losses included in net loss	—	—	—	21	—	21
Total net changes related to available-for-sale securities	36	—	36	51	—	51
Net changes related to foreign exchange forward contracts:
Unrealized losses	(121)	—	(121)	(231)	—	(231)
Reclassification adjustment for losses included in net loss	29	—	29	24	—	24
Total net changes related to foreign exchange forward contracts	(92)	—	(92)	(207)	—	(207)
Other comprehensive income (loss)	$(120)	$—	$(120)	$(296)	$—	$(296)
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

Details about Components of Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Unrealized losses on available-for-sale securities	$—	$—	$—	$(21)	Interest income and other
	—	—	—	—	Income tax provision (benefit)
	$—	$—	$—	$(21)	Net of tax
Unrealized gains (losses) on foreign exchange forward contracts	$3	$(41)	$(15)	$(2)	Cost of revenues
	—	(17)	(7)	(12)	Research and development expenses
	—	(13)	(7)	(10)	Selling, general and administrative expenses
	3	(71)	(29)	(24)	Total before tax
	—	—	—	—	Income tax provision (benefit)
	$3	$(71)	$(29)	$(24)	Net of tax

At September 30, 2014 and September 30, 2013, components of accumulated other comprehensive loss is as follows:

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Foreign Exchange Forward Contracts	Accumulated Other Comprehensive Loss
Balances at December 31, 2013	$(456)	$32	$(116)	$(540)
Other comprehensive income before reclassifications	(64)	36	(121)	(149)
Amounts reclassified from accumulated other comprehensive loss	—	—	29	29
Total change for the period	(64)	36	(92)	(120)
Balances at September 30, 2014	$(520)	$68	$(208)	$(660)

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Foreign Exchange Forward Contracts	Accumulated Other Comprehensive Loss
Balances at December 31, 2012	$(245)	$(23)	$111	$(157)
Other comprehensive income (loss) before reclassifications	(140)	30	(231)	(341)
Amounts reclassified from accumulated other comprehensive loss	—	21	24	45
Total change for the period	(140)	51	(207)	(296)
Balances at September 30, 2013	$(385)	$28	$(96)	$(453)

14. INCOME TAXES:
We recorded income tax expense of $63,000 in the nine months ended September 30, 2014, compared to a benefit of $220,000 in the nine months ended September 30, 2013. Our income tax benefit for the three and nine months ended September 30, 2013 included a $318,000 benefit resulting from the expiration of the statute of limitations for various tax exposures related to the income tax returns of prior periods. At September 30, 2014, we continue to have a valuation allowance recorded against all of our United States and Singapore based deferred tax assets. Income taxes in both the three and nine months ended September 30, 2014 and the three and nine months ended September 30, 2013, reflects minimal state income tax expense and foreign income tax expense associated with our subsidiaries in the United Kingdom and China.
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
We have concluded that a valuation allowance is needed for all of our United States and Singapore based deferred tax assets due to the losses we have sustained since 2011 and our near term financial outlook. In analyzing the need for a valuation allowance, we considered our history of operating results for income tax purposes over the past three years in each of the tax jurisdictions where we operate, statutory carry forward periods and tax planning alternatives. Finally, we considered both our near and long-term financial outlook and timing regarding when we might return to profitability. After considering all available evidence both positive and negative, we concluded that a valuation allowance is needed for all of our U.S. and Singapore based deferred tax assets at September 30, 2014 and December 31, 2013.
Deferred tax assets at September 30, 2014 include net operating loss carry forwards incurred in the UK by CyberOptics Ltd., which was acquired in 1999. A valuation allowance has not been recorded against these deferred tax assets. The utilization of these net operating loss carry forwards is dependent on CyberOptics Ltd.’s ability to generate sufficient UK taxable income during the carry forward period.
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

FORWARD LOOKING STATEMENTS:

The following management’s discussion and analysis contains a number of estimates and predictions that are forward looking rather than based on historical fact. Among other matters, we discuss (i) our level of anticipated revenues, gross margins, expenses, and net loss for the fourth quarter of 2014; (ii) the timing of initial revenue and margin improvements from new products that we have under development, that have been recently introduced or we anticipate introducing in the future; (iii) the anticipated impact of Laser Design, Inc. (LDI) on our revenue, expenses and net loss; (iv) our beliefs regarding trends in the general economy and its impact on markets for our products and (v) the impact of currency fluctuations on our operations. Although we have made these statements based on our experience and best estimate of future events, there may be events or factors that we have not anticipated, and the accuracy of our statements and estimates are subject to a number of risks, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2013.

RESULTS OF OPERATIONS
General
Our products are sold primarily into the electronics assembly, DRAM and flash memory, and semiconductor fabrication capital equipment markets. We sell products in these markets both to original equipment manufacturers of production equipment and to end-user customers that assemble circuit boards and semiconductor wafers and devices. On March 14, 2014, we completed our acquisition of LDI for aggregate consideration of approximately $3.1 million in cash plus the assumption of certain current liabilities. LDI provides scanning systems and services to the global 3D scanner and services metrology market and enables us to enter the growing market for general purpose 3D metrology.

Recent and planned product introductions are designed to strengthen our competitive position in our current markets. We believe 3D inspection represents the high-growth segment of the electronic assembly, semiconductor and industrial inspection markets. For this reason we are strategically repositioning ourselves as a developer and manufacturer of high-precision 3D sensors. In the third quarter we continued to develop our new Multi-Reflection Suppression (MRS) 3D technology. This sensor technology will be deployed in our new 3D automated optical inspection (AOI) system, which is designed to expand our presence in markets requiring high precision inspection. In these markets identifying defects has become highly challenging and critical due to smaller electronics packaging and increasing component density on circuit boards. Beta testing and customer demonstrations of our new 3D AOI system have started, and we expect to formally launch our new 3D AOI system during the first quarter of 2015. Although the first commercial application of our MRS technology is expected to be in our own 3D AOI inspection system, we also intend to expand sales of this technology into adjacent targeted markets that require high precision optical 3D inspection, including pursuing new original equipment manufacturer (OEM) opportunities with our MRS technology.

Our acquisition of LDI represents another aspect of our 3D strategy. We intend to further leverage our new MRS technology by incorporating it into LDI's Auto Gage scanning system that will serve a wide range of inspection applications in the general purpose 3D metrology market. We expect to introduce an MRS-equipped product for the general metrology market in early 2015.
We also have committed funds to develop new products for inspection of the conformal coating on circuit boards and memory modules. In the third quarter we delivered our first system for memory module inspection and anticipate customer acceptance in late 2014 or early 2015. We believe inspection of memory modules represents a promising opportunity that could generate at least $3.0 million in sales during 2015, depending upon the continued strength of the memory market. We anticipate initial sales of our system for conformal coating inspection in the fourth quarter. A portion of the savings from the workforce reduction we implemented in the fourth quarter of 2013 is being used to support our investment in these key growth initiatives.

We are forecasting organic year over year double-digit sales growth and a reduced loss for the fourth quarter of 2014. We believe that we have the resources required to attain our growth objectives, given our available cash and marketable securities balances totaling $17.9 million at September 30, 2014.
Revenues
Our revenues increased by 34% to $11.7 million in the three months ended September 30, 2014, from $8.7 million in the three months ended September 30, 2013, and increased by 40% to $34.8 million in the nine months ended September 30, 2014, from $24.8 million in the nine months ended September 30, 2013. The following table sets forth revenues by product line for the three and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
SMT Sensors	$4,569	$3,214	$11,553	$7,690
SMT Inspection Systems	3,941	3,806	14,282	11,902
Semiconductor Sensors	1,843	1,706	5,440	5,164
3D Scanning Systems and Services	1,304	—	3,480	—
Total	$11,657	$8,726	$34,755	$24,756
Revenue from sales of surface mount technology (SMT) sensors increased by $1.4 million or 42% to $4.6 million in the three months ended September 30, 2014, from $3.2 million in the three months ended September 30, 2013, and increased by $3.9 million or 50% to $11.6 million in the nine months ended September 30, 2014, from $7.7 million in the nine months ended September 30, 2013. Revenue increases in both periods were driven by demand for LaserAlign sensors from our largest OEM customer, which also has made our Embedded Process Verification (EPV) sensor standard on some of its pick-and-place platforms. Strong sales of SMT sensors to other key OEM customers, including sales of 3D solder paste inspection sensors to Viscom also contributed to the higher revenue levels.
Revenue from sales of our SMT inspection systems increased by $135,000 or 4% to $3.9 million in the three months ended September 30, 2014, from $3.8 million in the three months ended September 30, 2013, and increased by $2.4 million or 20% to $14.3 million in the nine months ended September 30, 2014, from $11.9 million in the nine months ended September 30, 2013. Revenue from sales of solder paste inspection (SPI) systems decreased by $582,000 or 29% to $1.4 million in three months ended September 30, 2014, from $2.0 million in the three months ended September 30, 2013, and increased by $173,000 or 3% to $5.7 million in the nine months ended September 30, 2014, from $5.6 million in the nine months ended September 30, 2013. Revenue from sales of AOI systems increased by $636,000 or 44% to $2.1 million in the three months ended September 30, 2014, from $1.4 million in the three months ended September 30, 2013, and increased by $2.1 million or 41% to $7.1 million in the nine months ended September 30, 2014, from $5.0 million in the nine months ended September 30, 2013.
The revenue decrease from sales of SPI systems in the three months ended September 30, 2014 is attributable to significant orders from large electronic manufacturing service (EMS) and original design manufacturer (ODM) customers last year and not to the loss of any customers or new competitive factors. Revenue increases from SMT inspection systems in the nine months ended September 30, 2014 were driven by increased sales of new 2D QX AOI products, reflecting their improved inspection capabilities and ease of use. We believe that new system products that we plan to introduce, particularly those based on our 3D MRS technology, will strengthen our competitive position in the SMT inspection systems market and that technology trends toward smaller components and electronics packaging and increasing component density on circuit boards, coupled with higher production line speeds, will continue to drive demand in the future.
Revenue from sales of semiconductor sensors increased by $137,000 or 8% to $1.8 million in the three months ended September 30, 2014, from $1.7 million in the three months ended September 30, 2013, and increased by $276,000 or 5% to $5.4 million in the nine months ended September 30, 2014, from $5.2 million in the nine months ended September 30, 2013, mainly reflecting higher sales of WaferSense® products. Our WaferSense® products make up the vast majority of our revenue from sales of semiconductor sensors. We are devoting additional resources to increased marketing of our WaferSense products. We anticipate that the benefits from growing market awareness and new product introductions, including our recently introduced ReticleSense™ airborne particle sensor, will result in additional sales. We also are starting to target WaferSense products at manufacturers of flat panel displays, as these customers are finding that WaferSense is able to significantly improve their manufacturing processes and yields.
Our acquisition of LDI, which closed on March 14, 2014, contributed $1.3 million of revenue in the three months ended September 30, 2014 and $3.5 million of revenue in the nine months ended September 30, 2014.

Export revenue totaled $8.2 million or 70% of total revenue in the three months ended September 30, 2014, compared to $6.4 million or 73% of total revenue in the three months ended September 30, 2013. Export revenue totaled $25.8 million or 74% of total revenue in the nine months ended September 30, 2014, compared to $19.2 million or 78% of total revenue in the nine months ended September 30, 2013. Export revenue as a percentage of total revenue declined in the three and nine months ended September 30, 2014, mainly because LDI generates more of its revenue from domestic customers.
Cost of Revenues and Gross Margin
Cost of revenues increased by $1.6 million or 35% to $6.4 million in the three months ended September 30, 2014, from $4.7 million in the three months ended September 30, 2013, and increased by $5.3 million or 38% to $19.0 million in the nine months ended September 30, 2014, from $13.7 million in the nine months ended September 30, 2013. The increase in cost of revenues was due to the 34% and 40% increase in revenues in the three and nine months ended September 30, 2014, when compared to the corresponding period of the preceding year. Items included in cost of revenues that fluctuate with the level of sales include raw materials, direct labor and factory overhead costs. Total gross margin as a percentage of revenues was 45% in both the three and nine months ended September 30, 2014, compared to 46% in the three months ended September 30, 2013 and 45% in the nine months ended September 30, 2013.
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
Operating Expenses
Operating expenses as a percentage of revenue were lower in the three and nine months ended September 30, 2014 when compared to the same periods of 2013 due to the year over year increase in our revenues, and the workforce reduction we implemented in the fourth quarter of 2013. A portion of the savings from the workforce reduction is being used to support our investment in key growth initiatives, including our MRS technology, development of 3D AOI, memory and conformal coating inspection systems and enhanced marketing for our WaferSense and SMT inspection system products.
Research and development expenses were $2.3 million or 19% of revenue in the three months ended September 30, 2014, compared to $2.0 million or 23% of revenue in the three months ended September 30, 2013. Research and development expenses were $6.7 million or 19% of revenue in the nine months ended September 30, 2014, compared to $5.8 million or 24% of revenue in the nine months ended September 30, 2013. The increase in research and development expenses resulted from our acquisition of LDI, continued development of our MRS technology, 3D AOI, memory and conformal coating inspection systems, offset in part by cost savings from our workforce reduction in the fourth quarter of 2013.
Selling, general and administrative expenses were $3.5 million or 30% of revenue in the three months ended September 30, 2014, compared to $3.0 million or 34% of revenue in the three months ended September 30, 3013. Selling, general and administrative expenses were $10.5 million or 30% of revenue in the nine months ended September 30, 2014, compared to $9.3 million or 38% of revenue in the nine months ended September 30, 3013. Our acquisition of LDI added $700,000 to selling, general and administrative expenses in the three months ended September 30, 2014, and $1.5 million to selling, general and administrative expenses since March 14, 2014. These cost increases were offset in part by cost efficiencies resulting from our workforce reduction in the fourth quarter of 2013.
Restructuring and Severance Costs
Severance costs of $952,000 were incurred in the fourth quarter of 2013, when we reduced our global workforce by approximately 30 employees. Expenses for contract workers were also reduced. The workforce reduction was undertaken to strengthen our commitment to cost control, minimize losses and to improve focus on market support for our products. Annual expense savings starting in the first quarter of 2014 associated with the global workforce reduction and other cost containment actions is anticipated to total approximately $2.0 million. Critical engineering employees working on key next generation technologies and products were not impacted. A portion of the savings from the workforce reduction has been used to fund our new key growth initiatives. No restructuring or severance costs were incurred in the three or nine months ended September 30, 2014 or September 30, 2013.

A summary of our restructuring accrual relating to this action is as follows:

(In thousands)	Fourth Quarter 2013 Workforce Reduction
Balance, December 31, 2013	$511
Cost incurred	—
Payments made	511
Balance, September 30, 2014	$—
Interest Income and Other
Interest income and other includes interest earned on investments and gains and losses associated with foreign currency transactions, including intercompany financing transactions associated with our subsidiaries in the United Kingdom and Singapore. Because we maintain our investments in instruments designed to avoid risk of loss of principal, in the current interest rate environment we have generated very little interest income. We recognized a gain from foreign currency transactions of $76,000 in the three months ended September 30, 2014, compared to a loss of $103,000 in the three months ended September 30, 2013. We recognized a gain from foreign currency transactions of $7,000 in the nine months ended September 30, 2014, compared to a loss of $200,000 in the nine months ended September 30, 2013.
Income Taxes
We recorded income tax expense of $9,000 in the three months ended September 30, 2014, compared to a benefit of $294,000 in the three months ended September 30, 2013. We recorded income tax expense of $63,000 in the nine months ended September 30, 2014, compared to a benefit of $220,000 in the nine months ended September 30, 2013. Our income tax benefit for the three and nine months ended September 30, 2013 includes a $318,000 benefit resulting from the expiration of the statute of limitations for various tax exposures related to the income tax returns of prior periods. At September 30, 2014, we continue to have a valuation allowance recorded against all of our United States and Singapore based deferred tax assets. Income taxes in both the three and nine months ended September 30, 2014 and the three and nine months ended September 30, 2013, reflects minimal state income tax expense and foreign income tax expense associated with our subsidiaries in the United Kingdom and China.
Order Rate and Backlog
Our orders totaled $10.8 million in the three months ended September 30, 2014, compared to $11.8 million in the three months ended June 30, 2014, and $9.3 million in the three months ended September 30, 2013. Backlog totaled $4.9 million at September 30, 2014, $5.8 million at June 30, 2014 and $4.7 million at September 30, 2013.
The scheduled shipment (or estimated timing of revenue for systems recognized upon acceptance) for backlog at September 30, 2014 is as follows:

(In thousands)	Backlog
4th Quarter 2014	$3,980
1st Quarter 2015 and after	966
Total backlog	$4,946
Liquidity and Capital Resources
Our cash and cash equivalents decreased by $717,000 in the nine months ended September 30, 2014, principally resulting from our purchase of LDI for $3.1 million, including signing bonus payments, cash used by operating activities of $2.0 million, purchases of fixed asset and capitalized patent costs totaling $1.0 million, offset in part by $4.6 million of proceeds from sales and maturities of marketable securities, net of purchases of marketable securities, and proceeds from exercise of stock options and purchase of shares through our Employee Stock Purchase Plan totaling $741,000. Our cash and cash equivalents fluctuate in part because of sales and maturities of marketable securities, and investment of cash balances in marketable securities, or from other sources of cash. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Combined balances of cash and marketable securities decreased by $5.3 million to $17.9 million as of September 30, 2014 from $23.2 million as of December 31, 2013.

Operating activities used $2.0 million of cash in the nine months ended September 30, 2014. Cash used by operations included our net loss of $1.6 million, which included non-cash expenses totaling $1.7 million for depreciation and amortization, provision for doubtful accounts, deferred income taxes, non-cash gains from foreign currency transactions and stock compensation expenses. Changes in operating assets and liabilities providing cash included increases in accounts payable of $2.6 million, and an increase in accrued expenses of $393,000. Changes in operating assets and liabilities using cash included an increase in accounts receivable of $2.7 million, an increase in inventories of $1.6 million, an increase in other current assets of $366,000 and a decrease in advance customer payments of $415,000. The increase in accounts receivable was due to higher sales in the third quarter of 2014 compared to the fourth quarter of 2013. The increase in accounts payable and inventories was due to the timing of quarter end inventory purchases to meet anticipated future demand. Accounts payable was also driven higher by the timing of vendor payments at quarter end. Accrued expenses increased due to higher warranty and incentive compensation accruals. The increase in other current assets was due to an increase in refundable VAT and GST taxes. Advance customer payments declined due to recognition of revenue for transactions that were previously collected and deferred at December 31, 2013.
Investing activities used $473,000 of cash in the nine months ended September 30, 2014. Changes in the level of investment in marketable securities, resulting from the purchases, sales and maturities of those securities provided $4.6 million of cash in the nine months ended September 30, 2014. We used $1.0 million of cash in the nine months ended September 30, 2014 for the purchase of fixed assets and capitalized patent costs. We also used $3.1 million of cash in the nine months ended September 30, 2014 for the purchase of LDI, including signing bonus payments that have been accounted for as part of the transaction purchase price.
Financing activities provided $741,000 of cash in the nine months ended September 30, 2014 from the exercise of stock options and purchase of shares through our Employee Stock Purchase Plan. Our share repurchase program concluded in the fourth quarter of 2013 and no further repurchases are anticipated.
At September 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes.
Except for obligations under facility leases and purchase contracts, we had no material commitments for expenditures as of September 30, 2014. Purchase commitments for inventory can vary based on the volume of revenue and resulting inventory requirements. We continually evaluate investment opportunities that come to our attention and could make a significant commitment in the future.
Our cash, cash equivalents and marketable securities totaled $17.9 million at September 30, 2014. We believe that on-hand cash, cash equivalents and marketable securities, coupled with anticipated future cash flow from operations, will be adequate to fund our cash flow needs for the foreseeable future, including contractual obligations discussed above.
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
We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies associated with our subsidiary in Singapore. These transactions are designated as cash flow hedges. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings. The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months and, accordingly, at September 30, 2014, all of our open foreign exchange forward contracts had maturities of one year or less. The dollar equivalent gross notional amount of our foreign exchange forward contracts designated as cash flow hedges at September 30, 2014 was approximately $7.3 million.

At September 30, 2014, our open foreign exchange forward contracts were in an unrealized loss position equal to $149,000 on a pre-tax basis due to a strengthening of the U.S. dollar in relation to the Singapore dollar during the time from when we first entered into these contracts through September 30, 2014. If the exchange rate between the U.S. dollar and the Singapore dollar were to remain unchanged over the next twelve months, we would realize this pre-tax loss through our statement of operations. If the U.S. dollar were to further strengthen, the unrealized loss on our open foreign exchange forward contracts would increase. However, if the U.S. dollar strengthens, our costs, when converted from Singapore dollars to U.S. dollars, would decline, and because we do not fully hedge all of our future anticipated cash flows that are denominated in Singapore dollars, the decline in costs would normally exceed the increased loss from hedging. Conversely, if the U.S. dollar were to weaken in future periods in relation to the Singapore dollar, the loss on our open foreign exchange forward contracts would be reduced, but our costs would increase and the increased costs in U.S. dollar terms would normally exceed the reduction in the loss from hedging. The ultimate impact of any fluctuation in the relationship between the U.S. dollar and Singapore dollar is dependent on the level of Singapore denominated cash flows in future periods.

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
b.          During the quarter ended September 30, 2014, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Dated: November 12, 2014