Form 10-K
period 2014-12-31
CYBEROPTICS CORP
filed 2015-03-12
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange
Act of 1934 for the Year Ended December 31, 2014.
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
Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $52,014,852.
As of February 28, 2015, there were 6,685,866 shares of the registrant’s Common Stock, no par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
The responses to Part III items 10, 11, 12, 13 and 14 herein are incorporated by reference to certain information in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 18, 2015.

CYBEROPTICS CORPORATION
FORM 10-K
For the Fiscal Year Ended December 31, 2014

PART I.
ITEM 1. DESCRIPTION OF BUSINESS
Background
CyberOptics Corporation was founded in 1984 and is a leading global developer and manufacturer of high precision sensing technology solutions. Our headquarters are located at 5900 Golden Hills Drive in Golden Valley, Minnesota. Our website address is www.cyberoptics.com. You can access, free of charge, our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any other amendments to those reports, at our website, or at the Commission’s website at www.sec.gov. Proxy materials for our upcoming 2015 annual shareholders meeting to be held on May 18, 2015 will be available electronically via the internet at the following address: http://www.idelivercommunications.com/proxy/cybe/.
On March 14, 2014, we acquired substantially all of the assets of Laser Design, Inc. ("LDI"), a general purpose metrology company headquartered in Minneapolis, Minnesota for aggregate consideration of $3.1 million cash, plus the assumption of certain current liabilities. LDI provides three-dimensional (3D) scanning solutions and services to the global general purpose metrology market. Global demand for 3D scanning is growing as this technology is deployed increasingly in markets ranging from automotive and aerospace to medical and consumer electronics.
We are working to strategically establish CyberOptics as a global leader in high precision 3D sensors. Our objective is to deliver profitable growth by leveraging our 3D technologies in our key vertical markets of surface mount technology (SMT), semiconductor and 3D scanning solutions and services.
Our products and services are used in the SMT, semiconductor and 3D scanning solutions and services markets to significantly improve our customers' manufacturing yields and productivity, and to assist our customers in meeting their rigorous demands for manufacturing quality. Our products use a variety of proprietary technologies such as lasers, optics and machine vision, combined with software, electronics and mechanical design. Our SMT and semiconductor products enable manufacturers to increase production volume, product yields and quality by measuring the characteristics and placement of components during the SMT electronic circuit board assembly process or by providing SMT electronic circuit board and semiconductor manufacturers with key metrics related to their manufacturing processes that allow them to improve production volumes and yields. Our 3D scanning solutions and services help manufacturers quickly solve their most complex 3D inspection, analysis and product engineering challenges, allowing them to improve product yields and quality.
The majority of our products (72% of revenue in 2014) are developed and sold for use in SMT electronic circuit board assembly or with equipment used in SMT electronic circuit board assembly. We sell products in these markets both as sensor components that are incorporated into products manufactured by other companies for sale to circuit board assembly companies, and as complete stand-alone inspection systems that are sold directly to circuit board assembly companies.
We manufacture 3D and 2D optical sensors for use in our own proprietary SMT inspection systems and for sale to original equipment manufacturers (OEMs) in our key vertical markets and adjacent targeted markets. Our SMT electronic assembly alignment sensor products are sold to manufacturers of pick-and-place machines to align electronic surface mount components during placement on the circuit board and to a solder paste screen printer company to align stencils with circuit boards. We also sell sensors to OEMs of solder paste inspection (SPI) systems, and more recently, semiconductor packaging inspection systems.
Our SMT inspection system products are sold to electronic manufacturing services (EMS) and other manufacturers of SMT electronic circuit boards to control quality as in-line systems. These system products are used by manufacturers to measure screen printed solder paste in 3D, to inspect circuit boards and components after component placement, to confirm proper placement after full assembly of circuit boards and to inspect solder joints on printed circuit boards. Manufacturers of DRAM and Flash Memory also use our system products to inspect assembly of their memory modules both before and after module singulation.
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
Our 3D scanning solutions capture surface data for product engineering and inspection. Our 3D scanning services scan, model and inspect objects of all sizes and complexity for customers who don't have their own general purpose metrology equipment.

Market Conditions–Recent Developments of the Business
Our recent and planned product introductions are designed to strengthen our competitive position in our current markets and to expand into adjacent markets. We believe 3D inspection represents a high-growth segment in both the electronic assembly market and the semiconductor market. For this reason we are working to strategically reposition ourselves as a developer, manufacturer and global leader of high-precision 3D sensors. A key element in our strategic re-positioning is the development of new high precision 3D sensors based on our proprietary Multi-Reflection Suppression (MRS) technology. MRS technology inhibits reflections that can result in measurement inaccuracies, which is particularly critical for inspecting shiny objects.
Our 3D MRS technology will be deployed in our new 3D automated optical inspection (AOI) system, the SQ3000, which is designed to expand our presence in markets requiring high precision inspection. Although we believe that our current 2D AOI products provide industry leading speed and low false call rates for many SMT production lines and will continue to be the best alternative for those lines, we believe many manufacturers are turning to 3D AOI systems. In these markets identifying defects has become highly challenging and critical due to smaller electronics packaging and increasing component density on circuit boards. The SQ3000 is designed to maximize ROI and line utilization with multi-view 3D sensors that capture and transmit data simultaneously, and in parallel, enabling what we believe will be the fastest 3D AOI inspection available. We believe the combination of our MRS technology and sophisticated 3D fusing algorithms offers microscopic image quality at production speeds. We are optimistic about the future sales potential of the SQ3000 given the results of our beta tests and feedback we have received during customer demonstrations.
Our acquisition of LDI represents another aspect of our 3D strategy. We are incorporating our MRS technology into a new 3D scanning system, CyberGage 360, that we believe will serve a wide range of inspection applications in the general purpose 3D metrology market. Introduction of CyberGage 360 is planned for the second quarter of 2015. We believe the unique performance characteristics of MRS that inhibit reflections and enable very accurate measurements at fast speeds, will give CyberGage 360 a competitive advantage in the marketplace for 3D scanning systems relative to speed, accuracy and ease of use.
In addition to deploying MRS equipped 3D sensors in our key vertical markets of SMT, semiconductor and 3D scanning solutions and services, we also intend to expand sales of this technology into adjacent targeted markets that require high precision optical 3D inspection, including pursuing new OEM opportunities with our MRS technology.
As an example of this expansion, we recently entered into a mutually exclusive agreement to supply KLA-Tencor with high precision 3D sensor subsystems for its back end semiconductor packaging inspections systems. The sensor subsystems are based on the new MRS technology that we have been developing for the past several years.
We also have committed funds to development of new products for inspecting memory modules. In February 2015, we received an order of approximately $1.0 million from one of the world’s top four memory manufacturers for our newly-developed MX600 system that will inspect memory modules at the end of the production line after singulation. Systems under this order are forecasted to ship in the second quarter with customer acceptance and revenue recognition in the second half of 2015.
We believe that MRS technology is a break-through technology for optical inspection. For our existing markets in SMT and semiconductor inspection and 3D scanning solutions, we are introducing new products based on this technology in 2015, and we expect MRS to facilitate expansion of our markets in the future. We believe these products present a significant opportunity for growth and currently anticipate at least 10% growth in sales and break-even operating results for 2015.
Our ability to achieve our forecast and to implement our strategy effectively is subject to numerous uncertainties and risks, including the risks identified in Item 1A of this Annual Report on Form 10-K. We cannot assure you that our efforts will be successful.
OPERATIONS AND PRODUCTS
We develop, manufacture and sell intelligent, non-contact sensors and systems for process control and inspection and, with the acquisition of LDI in March 2014, for metrology applications and services. Our product offerings are sold to OEMs and end-user customers in the SMT circuit board assembly and semiconductor fabrication industries. Our OEMs incorporate our sensor offerings into capital equipment serving these industries. We also sell sensors and stand-alone inspection systems directly to end users. Through LDI, we create value-added products by integrating LDI's proprietary software with sensors and other hardware purchased from third parties, and sell both these value-added products and complete metrology systems manufactured by third parties for use to create detailed, three-dimensional (3D) digital maps of objects. These 3D digital images are used in manufacturing, 3D printing, and similar applications. Through LDI, we also provide services for 3D mapping for those customers who cannot justify the capital cost of a scanning project, or need services for special projects.

Our principal products are used by manufacturers to increase operating efficiencies and yields, and to assist them in meeting rigorous demands for product quality. In addition to proprietary hardware designs that combine precision optics, various light sources and multiple detectors, our products incorporate software that controls the hardware and filters and converts raw data into application specific information. Our 3D scanning solutions and services help manufacturers quickly solve their most complex 3D inspection, analysis and product engineering challenges, allowing them to improve product yields and quality.
Optical Sensors
We manufacture high precision sensors for use in our own products and, for sale into adjacent markets, mainly through OEM relationships. Although most of our revenue from sensor sales has historically come from our alignment sensors, we began selling the sensor used in our SPI systems under an OEM agreement in 2011. More importantly, we have developed what we believe is break-through MRS technology for 3D inspection that we are beginning to sell as a sensor subsystem, as well as to incorporate into our 3D AOI, 3D scanning and 3D SPI products. We entered into an agreement with KLA-Tencor for sale of these subsystems in February 2015, and may negotiate agreements for sale of these sensors to OEMs in other markets. We also have developed a strobe inspection module (SIM) that features extremely fast image acquisition and low false call rates in 2D applications and that we use in our 2D AOI products and intend to sell as a sensor kit.
We believe that a strategy of developing and selling complete inspection systems and of refining the sensors and sensor subsystems that are part of these complete systems and selling them to OEM customers, allows us to have direct end-user customer input as to the features of inspection systems that are most desired and purchased in our markets, and at the same time to capitalize on our strengths in optical physics and software implementations such as noise suppression. We believe that the resulting sensor products and subsystems are unique and add significant value to the products of our OEM customers.
SMT Electronic Assembly Alignment Sensors
Our SMT electronic assembly alignment sensor products, which had generated the largest component of our sales until 2011, is a family of alignment sensors that are customized and incorporated into the equipment manufactured by our customers for use in SMT circuit board assembly. We work closely with our OEM customers to integrate sensors into their equipment.
Sales of these products, including service repairs, to Juki Corporation accounted for approximately 17% of our revenue in 2014 and 18% of our revenue in 2013. Sales of these products, including service repairs, to Assembleon B.V. (acquired by Kulicke and Soffa Industries in January 2015) accounted for approximately 8% of our revenue in 2014 and 7% of our revenue in 2013. Our revenues and operations are currently heavily influenced by the level of purchases from these two customers, reflecting their success in the market for pick-and-place machines, the cyclical nature of the SMT production industry and their ability to accurately forecast production requirements and need for our sensors.
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
The LaserAlign sensor is offered in several different configurations to satisfy the requirements of the machines on which it is used. The latest version of the LaserAlign sensor technology was introduced in 2013 as a sixth generation sensor for Juki Corporation. Revenue from new product shipments of LaserAlign sensors has been a principal contributor to revenue during the past five years and accounted for 20% of our revenue in both 2014 and 2013.

BoardAlign Camera (BA Camera). The BA Camera, which is incorporated directly into the placement head of a pick-and-place machine, identifies fiducial markings on a circuit board and aligns the board in the pick-and-place machine prior to component placement. The BA Camera was first introduced in a sensor for Assembleon B.V. during 2003 and a second generation BA Camera, which was introduced in 2012, has been incorporated into the latest version of Assembleon B.V.’s component placement machine. Revenue from shipments of BA Camera sensors to Assembleon B.V. accounted for 5% of our revenue in 2014 and 4% in 2013.
InPrinter Inspection Camera. The InPrinter Inspection Camera, which is mounted directly in DEK brand screen printers manufactured by ASM Pacific Technology Ltd., identifies fiducial markings on a circuit board to ensure accurate board registration prior to placement of solder paste, as well as to provide an upgraded capability for 2D solder paste and stencil inspection. The InPrinter Inspection Camera was introduced for DEK brand screen printers during the third quarter of 2005. Revenue from shipments of the InPrinter Inspection Camera accounted for 4% of our revenue in 2014 and 5% in 2013.
3D Solder Paste Inspection (SPI) Sensors
We manufacture a custom designed 3D SPI sensor for use in our own family of SPI systems. Early in 2011, we entered into an agreement with Viscom GmbH to integrate and sell this sensor to Viscom for use in their SPI platforms. Sales of 3D SPI sensors to Viscom began in the second half of 2011, and accounted for less than 2% of our revenue in 2014 and less than 1% of revenue in 2013.
MRS Sensors for Semiconductor
Although we have been focusing on development of the MRS sensor for application in the SMT industry, in January 2015 we entered into a mutually exclusive agreement to supply MRS sensor subsystems for KLA-Tencor's back end semiconductor package inspection systems. Our high precision 3D sensors are based on commercially available cameras, DLP projectors and other hardware components, combined with our proprietary MRS technology and 3D fusing algorithms. The combination of these elements allows our sensor to capture, what we believe, are microscopic quality images, at production speeds.
Strobe Inspection Modules (SIM)
We also design and manufacture 2D sensors based on our strobe inspection module or SIM technology and proprietary Autonomous Image Interpretation (Ai2) software for automated optical inspection. These sensors are based on a proprietary hardware design utilizing a strobed based lighting concept for extremely fast image acquisition. We deploy these sensors in our family of 2D AOI inspection systems which, we believe, offer an industry leading level of low false call performance, at fast in-line production speeds. We also utilize this technology in our newly-developed MX600 system for post-singulation inspection of memory modules. To date our use of the SIM technology has been limited to our own 2D AOI offerings for SMT. We intend to develop sensor kits based on our SIM technology that can be used for a variety of inspection tasks outside of traditional SMT applications, including inspecting for completeness and accuracy at end of line final assembly.
SMT Inspection System Products
Our SMT inspection system products are used in the SMT electronic assembly industry for process control and inspection. These systems are sold directly to end-user manufacturing customers that use them in a production line or along-side a production line to maintain process and quality control. Our products incorporate our proprietary 3D and 2D optical sensors, off the shelf, translation or robotics hardware and conveyors and complete computer systems or processors with internally developed software.
Solder Paste Inspection (SPI) Products
We have been selling in-line 3D solder paste measurement machines for over a decade and have continued to develop and evolve our SPI family of products since their introduction. In 2013, we introduced a new 3D SPI system, the SE600, which utilizes a dual-illumination sensor and an enhanced user interface.

SE600. The SE600 is an in-line system based on a dual-illumination sensor that measures in 3D the amount of solder paste applied to the circuit board after the first step of the SMT circuit board assembly process. Because of the small size of the components that must be placed on each pad of solder paste and the density of components placed on the circuit board, a significant amount of SMT assembly problems are related to the quality of solder paste deposition. Misplaced solder paste, excess or inadequate amounts of paste can lead to improper connections or bridges between leads causing an entire circuit board to malfunction. The SE600 inspects the height, area and volume of 100% of a circuit board at production line speeds and with resolution that allows it to measure the smallest chip scale packages and micro ball array component sites. The SE600 can be integrated into most SMT production lines, providing real time quality control immediately after a printed circuit board leaves the screen printer and before component placement commences.
SE500ULTRA. In 2013, we introduced our latest-generation SE500 SPI system, the SE500ULTRA, incorporating the same proprietary 3D inspection technology as the SE600, but with a single illumination sensor. The SE500ULTRA inspects at faster speeds than the SE600 and is intended for use in high-volume production environments. Because the SE500ULTRA prioritizes speed, it does not provide the same level of resolution and measurement performance as the SE600.
Revenues from shipments of our SPI products accounted for 15% of our revenue in 2014 and 20% of our revenue in 2013.
Automated Optical Inspection (AOI) Products
We have been selling AOI products for well over a decade and have continued to develop and evolve our AOI offerings since inception. These products inspect circuit boards after component placement to determine whether all components are present and have been placed correctly and can also be used to measure the quality of solder joints after reflow. We expect to introduce our first 3D AOI system, the SQ3000, in early 2015.
SQ3000. Our first 3D AOI system, the SQ3000, is designed to expand our presence in markets requiring high precision inspection. Identifying defects on circuit boards has become highly challenging and critical due to smaller electronics packaging, increasing component density, combined with smaller and more complex solder joints. The SQ3000 is intended to maximize ROI and line utilization with multi-view 3D sensors that capture and transmit data simultaneously, and in parallel, enabling, what we believe, is the fastest 3D AOI inspection currently available. We believe the combination of our MRS technology and sophisticated 3D fusing algorithms offers microscopic image quality at production speeds. Beta testing and customer demonstrations of our new 3D AOI system have started, and we anticipate formal launch of our new 3D AOI system late in the first quarter of 2015.
QX600 and QX150i. Our next generation 2D QX600 and QX150i AOI systems feature our SIM sensor technology and advanced Ai2 software which, we believe, offer are an industry leading level of low false call performance. In 2013 and 2012, we introduced significant software enhancements for all of our AOI products that improve set-up and programming time and ease of use for the customer. Our QX600 is also available in versions that can accommodate dual production lanes and larger circuit board sizes.
QX500 and QX100i. We market our 2D QX500 and QX100i AOI systems for production lines requiring faster inspection speeds. These products also feature our SIM sensor technology and advanced Ai2 software. The QX500 and QX100i do not offer the resolution capability of the QX600 or QX150i, but instead were designed to provide the fastest AOI inspection times currently available in the market and also an industry leading level of low false call performance. The QX500 can also accommodate dual production lanes and larger circuit board sizes.
MX600. Our newly-developed MX600 system is based on our 2D SIM module and Ai2 software technology and is used for post-singulation inspection of memory modules. In February 2015, we received a $1.0 million order for MX600 systems from one of the world’s top four memory manufacturers.
Revenues from shipments of our AOI products accounted for 19% of our revenue in 2014 and 21% of our revenue in 2013.
3D Scanning Solutions and Services
On March 14, 2014, we acquired substantially all of the assets of Laser Design, Inc. (LDI), a company that provides 3D scanning systems and services to the global general purpose metrology market. Global demand for 3D scanning, which digitally captures the shape of an object, is growing as this technology is deployed increasingly in markets ranging from automotive and aerospace to medical and consumer electronics.

LDI's high end 3D scanners are sold either as kits or as complete systems that integrate LDI's proprietary Surveyor series software with coordinate measuring machines or articulated robotic arms manufactured by others. LDI also sells various other types of 3D scanning equipment manufactured by other suppliers. Using its 3D scanners, LDI also provides scanning services where it scans, models and inspects objects of all sizes and complexity for customers who don't have their own 3D scanning equipment, or the in-house capability to scan complex parts. Revenue from sales of LDI's 3D scanning solutions and services accounted for 11% of our revenue in 2014.
One of the principal reasons for our acquisition of LDI was a high-speed 3D scanning system that it had developed. We are further enhancing this scanning system by integrating it with our new MRS technology. We intend to introduce this new MRS equipped scanning system, the CyberGage 360, in the second quarter of 2015. We believe the unique performance characteristics of MRS that inhibit reflections and enable extremely accurate measurements at fast speeds, will give CyberGage 360 a competitive advantage in the marketplace for 3D scanning technology.
Semiconductor Products
Our principal semiconductor products, the WaferSense® family of products, are a series of wireless sensors that provide measurements of critical factors in the semiconductor fabrication process. We sell our semiconductor products to both OEM and end-user customers through a network of independent sales representatives. Sales of our semiconductor products constituted 16% of our revenue in 2014 and 21% of our revenue in 2013.
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
We introduced our first WaferSense product, the automatic leveling sensor (ALS), in late 2004 and have since continued to add new products to the WaferSense family. The ALS is a wireless, vacuum-compatible sensor that can be placed in cassettes, FOUPS, on end effectors, aligners, in load locks and process chambers used in semiconductor fabrication to ensure that all stations are level and coplanar. The automatic gapping sensor (AGS) is a gapping tool that measures the gap in three places between the shower head and pedestal in semiconductor process equipment. The automatic teaching sensor (ATS), measures X-Y-Z offset from robotic transfers of wafers to the pedestal in semiconductor process equipment. The amount of gap and offset after robotic transfer of wafers to the shower pedestal can affect film thickness and uniformity when material is deposited on semiconductor wafers, impacting quality and product yields. The automatic vibration sensor (AVS) measures X-Y-Z acceleration for shock and vibration, which can generate wafer particles, scratches or wafer breakage, thereby reducing yield. The automatic particle sensor (APS), allows engineers to efficiently detect and classify particles and their exact sources in a process as wafers are transferred, slit valves actuate and chambers are cycled, pumped down and purged. APS is designed to be compatible with front-ends, coater/developer tracks, and deposition and etch equipment.
In 2014, we expanded our particle sensing technology with a particle sensor in a reticle shaped form factor (ReticleSense™). The wireless, real-time capability of ReticleSense allows users to quickly identify geographic particle sources in reticle environments. In early 2015, we launched a ReticleSense Airborne Particle Sensor with a quartz housing (APSRQ) for use in semiconductor tools that handle quartz reticles. Designed and developed specifically for use with scanners in the semiconductor fabs, the ReticleSense APSRQ has all of the necessary alignment marks and bar codes for compatibility with ASML, Nikon and Canon scanners. The APSRQ can be loaded directly into a scanner just like a quartz reticle and travel the entire reticle path to detect in real-time when and where particles occur. By extending the line to include a quartz airborne particle sensor, we are helping our customers exceed manufacturing quality and productivity standards in the Photo Lithography scanner environment. We intend to continue to enhance and expand the WaferSense product line in the future.
Markets and Customers
We sell the vast majority of our products into the SMT electronics assembly and memory manufacturing markets (72% of total revenue in 2014). The value of automation is high in these markets because the products produced have high unit costs and are manufactured at speeds too high for effective human intervention. Moreover, the trend toward smaller electronic devices with higher circuit densities, smaller circuit paths and extremely small components requires manufacturing and testing equipment capable of extremely accurate alignment and multidimensional measurement such as achieved using non-contact optical sensors. Trends in these markets include further efforts to reduce the cost of the manufacturing process, and to limit human intervention through automation.

Our SMT electronic assembly alignment sensors are sold to OEMs serving the SMT circuit board assembly market. The vast majority of our 3D and 2D optical sensors are used in our own SPI and AOI inspection system products that we sell to circuit board assembly manufacturers serving the electronics assembly market or to OEMs who manufacture their own circuit boards. Our AOI and SPI inspection system sales occur in all global geographies and are split fairly evenly between the Americas, Europe and Asia where a significant portion of the worldwide production capacity for circuit board assembly occurs. We manufacture all of our sensor products in our Minneapolis, Minnesota headquarters facility. All final assembly and integration for our inspection system products takes place in our Singapore facility.
We sell our SMT sensor and inspection system products worldwide to many of the leading manufacturers of electronic circuit board assembly equipment, manufacturers of semiconductor DRAM and SSD memory and end-user electronic assembly manufacturers, including Asian original design manufacturers (ODMs) and EMS providers, who manufacture cell phones, smart phones, notebook computers and server boards, among other electronic devices. We have sales and service offices in China and Singapore to serve the market for manufacturing production equipment in Asia. Our sales and service office in the United Kingdom serves the European market and we have sales and service team members based out of our home office in Minneapolis to serve the Americas market. We have partnered with Viscom, a German distributor with significant sales to the automotive industry, to better penetrate the European markets and with newer high performance products intend to expand our sales and marketing efforts, particularly in the Americas and Europe.
In January 2015, we qualified as a supplier to KLA-Tencor and entered into a mutually exclusive agreement to supply 3D sensor subsystems for KLA-Tencor's back end semiconductor package inspection systems. We believe that our MRS technology is a breakthrough 3D inspection technology that can be deployed in a range of markets, including the semiconductor market served by KLA, and that by selling sensor subsystems to leading manufacturers such as KLA will allow us to reach these markets more effectively.
Our semiconductor products, primarily consisting of the WaferSense family of products, accounted for 16% of our revenue in 2014. This market has many of the same characteristics as the SMT electronics assembly market and requires non-contact optical measurement tools that enable the production of more complex, higher density and smaller semiconductor devices. Our WaferSense family of precision measurement tools for process optimization in semiconductor processing equipment is sold directly to semiconductor fabrication facilities or through semiconductor capital equipment manufacturers to semiconductor fabrication facilities for use by process and equipment engineers during the production of semiconductor wafers. The world’s largest semiconductor manufacturers purchase our products.
We sell our high end 3D scanning solutions and services directly in the United States and through a small channel of Asian based resellers. We intend to use our global distribution channel for our SPI and AOI systems to sell the CyberGage 360 3D scanning product that we intend to introduce in the second quarter of 2015. We support our sales efforts for 3D scanning solutions and services by utilizing an internet based search engine marketing program to generate leads from prospects who have expressed interest in obtaining these types of products and services.
Export sales represent a large percentage of our total sales because a large portion of the global capacity for electronics assembly and semiconductor production occurs outside the United States. In addition, a significant portion of our export sales include SMT electronic assembly alignment sensors sold to OEM customers located in Europe and Asia.
The following table sets forth the percentage of total sales revenue represented by total export sales (sales for delivery to countries other than the United States, including sales delivered through distributors) by location during the past two years:

	December 31,
	2014	2013
Asia	44%	48%
Europe	25%	26%
Other export sales (1)	4%	4%
(1) Includes export sales in the Americas, primarily Canada, Mexico and Latin America.
See Note 14 to our consolidated financial statements contained in Item 8 of this Form 10-K. Most of our international export sales are negotiated, invoiced and paid in U.S. dollars. We manufacture our SMT system products in Singapore and a portion of our raw material purchases are denominated in Singapore dollars. We also have R&D and sales personnel located in Singapore and sales offices located in other parts of the world. Although currency fluctuations do not significantly affect our revenue, they can impact our costs and influence the price competitiveness of our products and the willingness of existing and potential customers to purchase units.

Sales and Marketing
Our SMT alignment and inspection sensors and 3D high precision sensors for back end semiconductor packaging are sold to large OEM customers by direct sales staff located in Minnesota. Our inspection system products are primarily sold through independent representatives and distributors managed by direct sales personnel located in Singapore, as well as in the United Kingdom, U.S. and China. We have agreements with 45 independent representatives and distributors who focus on sales and service of our stand-alone system products to end-user customers. These agreements cover North and South America (14), Europe (16) and China and the rest of Asia (15).
We have established a separate worldwide sales representative organization for our WaferSense semiconductor products. We currently have agreements in place or in process with sales representatives in the U.S. (5), Europe (5) and the Pacific Rim (5). In some cases we sell our WaferSense products directly to large OEM customers. Our independent sales representatives and sales to OEM customers are managed by direct sales personnel located in the U.S. and Asia.
We sell 3D scanning solutions and services through a direct sales staff located in Minnesota, and three resellers located in Asia. We intend to sell our CyberGage 360 product by using the same independent sales representatives and distributors who sell our SPI and AOI inspection system products.
We market our products through appearances at industry trade shows, advertising in industry journals, articles published in industry and technical journals and on the Internet. In addition, we have strategic relationships with certain key customers that serve as highly visible references.
Backlog
Our products are typically shipped two weeks to two months after the receipt of an order. Product backlog was $5.9 million on December 31, 2014, compared to $4.1 million on December 31, 2013. Backlog totaling $4.3 million is deliverable in the first quarter of 2015. Sales of some SMT inspection system products may require customer acceptance due to performance or other acceptance criteria included in the terms of sale. For these SMT product sales, revenue is recognized at the time of customer acceptance. Although our business is generally not of a highly seasonal nature, sales may vary based on the capital procurement practices in the SMT electronics assembly, general industrial manufacturing and semiconductor fabrication industries. For example, production capacity expansion in the SMT electronics assembly industry for anticipated holiday or back to school demands can result in higher levels of sales in our second and third quarters. However, we are not able to quantify with any level of precision, the impact of these events on our sales in any given quarterly period, and any seasonal cyclicality is often masked by more dramatic changes in demand caused by the normal volatility in electronics markets that is associated with changes in the economy. Our scheduled backlog at any time may vary significantly based on the timing of orders from OEM customers. Accordingly, backlog may not be an accurate indicator of performance in the future.
Research and Development
We differentiate our products primarily on the basis of customer benefits afforded by the use of clever and proprietary technology and on our ability to combine several different technical disciplines to address industry and customer needs. In addition, we actively seek ongoing strategic customer relationships with leading product innovators in our served markets and actively investigate the needs of, and seek input from, these customers to identify opportunities to improve manufacturing processes. Our engineers have frequent interactions with our customers to ensure adoption of current technologies. In some instances, we may receive funding from these customers through development contracts that provide the customer with an exclusive selling period but allow us to retain technology and distribution rights.
We commit substantial resources to the development of important next-generation technologies that, we believe, will position us to be the global technology leader in high precision 3D sensors and capture additional market share in our key vertical markets of SMT, semiconductor and 3D scanning solutions and services. We maintain our commitment to research and development and product development even during periods when our markets are weak. During the past year, research and development efforts have been focused on a number of activities that are critical to our future growth and success, including the following:

•
Development of our MRS technology, a high speed metrology grade 3D measurement capability using commercially available components and proprietary algorithms that we believe will solve many of the reflecting issues impacting all triangulation sensor technologies.

•
Development of our first 3D AOI system, the SQ3000. This system is designed to expand our presence in markets requiring high precision measurement and inspection. Identifying defects on circuit boards has become highly challenging and critical due to smaller electronics packaging, increasing component density, combined with smaller and more complex solder joints. The SQ3000 is being designed to maximize ROI and line utilization with multi-view 3D sensors that capture and transmit data simultaneously, and in parallel, enabling what we believe, is the fastest 3D AOI inspection currently available. We believe the combination of our MRS technology and sophisticated 3D fusing algorithms offers microscopic image quality at production speeds. We anticipate formal launch of the SQ3000 late in the first quarter of 2015.

•
Development of our first system for post-singulation inspection of memory modules, the MX600. This system is based on our 2D SIM sensor technology and Ai2 image recognition software. The inspection requirements for this application are similar to AOI for circuit board production. In February 2015, we received a $1.0 million order from one of the world’s top four memory manufacturers for our newly-developed MX600 system due to its superior speed, inspection performance and low level of false calls.

•
Development of a new 3D scanning system, the CyberGage 360, that incorporates our new MRS technology. We believe this system will be used to inspect and measure a wide range of components and manufactured parts in the general industrial market. We anticipate formal launch of the CyberGage 360 in the second quarter of 2015. We believe the unique performance characteristics of MRS that inhibit reflections, particularly critical for shiny objects, and enable very accurate measurements at fast speeds, will give CyberGage 360 a competitive advantage in the marketplace for 3D scanning solutions.

•
Continued development of our WaferSense line of products by introducing a particle sensor in a reticle shaped form factor (ReticleSense). The wireless, real-time capability of ReticleSense allows users to quickly identify geographic particle sources in reticle environments. In early 2015, we launched a ReticleSense Airborne Particle Sensor with a quartz housing (APSRQ) for use in semiconductor tools that handle quartz reticles. Designed and developed specifically for use with scanners in the semiconductor fabs, the ReticleSense APSRQ has all of the necessary alignment marks and bar codes for compatibility with ASML, Nikon and Canon scanners. The APSRQ can be loaded directly into a scanner just like a quartz reticle and travel the entire reticle path to detect in real-time when and where particles occur. By extending the line to include a quartz airborne particle sensor, we’re helping our customers exceed manufacturing quality and productivity standards in the Photo Lithography scanner environment.

Research and development expenses were $8.8 million in 2014 and $7.5 million in 2013. These amounts represent 19% of revenue in 2014 and 23% in 2013, and include LDI research and development expenses since the date of acquisition. Research and development expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. Research and development resource utilization is centrally managed based on market opportunities and the status of individual projects.
Manufacturing
All of our 3D and 2D optical sensors, SMT alignment sensors and WaferSense semiconductor sensor products are assembled at our Minneapolis, Minnesota headquarters facility. Our SMT inspection system products are assembled in Singapore. Much of our product manufacturing, which is primarily circuit board manufacturing, lens manufacturing and metal parts production, is contracted with outside suppliers. Our production personnel inspect incoming parts, perform final assembly, calibrate and perform final quality control testing of finished products. Our products are not well suited for the large production runs that would justify the capital investment necessary for complete internal manufacturing.
A variety of components used in our products are available only from single sources and involve relatively long order cycles, in some cases over one year. We believe we have identified alternative assembly contractors for most of our sub-assemblies. Use of those alternative contractors could require substantial rework of the product designs, resulting in periods during which we could not satisfy customer orders. An actual change in such contractors would likely require a period of training and testing. Accordingly, an interruption in a supply relationship or the production capacity of one or more of such contractors could result in the inability to deliver one or more products for a period of several months. To help prevent delays in the shipment of our products, we maintain in inventory, or on scheduled delivery from suppliers, what we believe to be a sufficient amount of certain components based on forecast demand (forecast extends a minimum of 6 months).
Competition
We face competition from a number of companies in the machine vision, image processing and inspection systems market, some of which are larger and have greater financial resources.

Our 3D and 2D optical sensors and SMT electronic assembly alignment sensors primarily compete with the sensors and vision systems developed by OEMs using their own design staff for incorporation into their products. We believe our high precision 3D sensors based on our MRS technology are unique in the marketplace based on the ability to offer, what we believe, are microscopic image quality at fast production line speeds. Our 2D SIM sensors and SMT electronic assembly alignment sensor products also compete with vision (camera and software based) systems and component libraries available from Cognex Corporation and others. Although advances in vision systems have reduced some of the advantages of our SMT electronic assembly alignment sensor products in some configurations, we continue to believe that our sensors compete favorably based on our ability to custom design products with stringent physical form requirements, speed, flexibility, low cost and ease of use. We believe that our 2D SIM sensor technology and the Ai2 software used in our QX family of products is differentiated from the competition and that these products compete effectively in the AOI market based on cost, ease of use at rapid production line speeds and the low rate of false calls.
The primary competition for sales of our SPI and AOI systems has been from Korean based companies including KohYoung Technology (SPI and AOI), MirTec Ltd. (SPI and AOI), and Parmi (SPI). We also compete with Taiwanese based Test Research, Inc. (SPI and AOI), and German based Viscom (SPI and AOI), among others. Sales of AOI systems account for roughly two-thirds of the approximate $500 million total SPI/AOI inspection systems market, with 3D AOI representing the fastest growing segment of this market. We believe that our new SQ3000 3D AOI offering, enabled by our proprietary MRS technology and 3D fusing algorithms, will be differentiated and help us gain market share based on our ability to offer, what we believe, are microscopic image quality at production line speeds.
The approximate $1 billion market for 3D scanning solutions and services is highly fragmented. The primary competition for our 3D scanning solutions include CMM based products from Zeiss and others, articulated robotic arm products from Faro and assorted other 3D measurement technologies offering varying combinations of speed and accuracy. The market for 3D scanning services is dominated by small regional market participants. We believe the unique performance characteristics of MRS that inhibit reflections, particularly critical for shiny objects, and enable extremely accurate measurements at high speeds, will give CyberGage 360 a competitive advantage in the portion of the market that prioritizes these performance characteristics.
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
Although we believe our current and planned products offer several advantages in terms of price and suitability for specific applications and although we have attempted to protect the proprietary nature of such products, it is possible that any of our products could be duplicated by other companies in the same general markets where we participate.
Employees
As of December 31, 2014, we had 169 full-time employees worldwide, including 38 in sales, marketing and customer support, 59 in manufacturing, purchasing and production operations, 57 in engineering, research and development, and 15 in finance, administration and information services. Of these employees, 89 are located at our corporate headquarters in Minneapolis, 24 are located at LDI’s facility in Bloomington, Minnesota and 56 are located in other offices (5 in the United Kingdom, 1 in Oregon, 1 in California, 43 in Singapore, 3 in China, 2 in Taiwan, and 1 in Japan). To date, we have been successful in attracting and retaining qualified technical personnel, although there can be no assurance that this success will continue. None of our employees are covered by collective bargaining agreements or are members of a union.
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

We hold 66 patents (41 U.S. and 25 foreign) on a number of technologies, including those used in our 3D optical sensors, MRS technology, LaserAlign products, SIM sensor technology, inspection systems, CyberGage 360 3D scanning system and other products. Some of the patents relate to equipment such as pick-and-place machines, into which our products are integrated. In addition, we have 20 pending patent applications (10 U.S. and 10 foreign). We protect the proprietary nature of our software primarily through copyright and license agreements, but also through close integration with our hardware offerings. We utilize 19 registered trademarks (11 U.S. and 8 foreign) and have 14 trademark registrations pending (2 U.S. and 12 foreign). We also have 14 domain names and several common law trademarks. It is our policy to protect the proprietary nature of our new product developments whenever they are likely to become significant sources of revenue. No guarantee can be given that we will be able to obtain patent or other protection for other products.
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

ITEM 1A. RISK FACTORS
Our operations are subject to a number of risks and uncertainties that may affect our financial results, and the accuracy of the forward looking statements we make in this Form 10-K. We make statements regarding anticipated product introductions and performance, changes in markets, customers and customer order rates, expenditures in research and development, growth in revenue and improvement in profits, taxation levels, the effects of pricing, and competition, all of which represent our expectations and beliefs about future events. Our actual results may vary from these expectations because of a number of factors that affect our business, the most important of which include the following:

•
We are currently in the process of introducing a number of products based upon our new 3D MRS technology and the failure of this technology to perform up to our expectations would materially adversely affect our anticipated operating results. We believe our MRS technology is unique in the marketplace based upon its ability to inhibit reflections and offer microscopic quality images at production line speeds, and we have high expectations about the prospect for longer-term sales of products based on this technology. We have incorporated the MRS technology into several of the products that we are currently introducing or are about to introduce, including our new 3D AOI offering, the SQ3000, the CyberGage 360 product we intend to launch for the 3D scanning market in the second quarter, and products for OEM customers, including KLA-Tencor. We also expect to use this technology in the next generation of other inspection products and in products for new applications. Although we believe the MRS technology has performed well in pre-release or “beta” versions of some of these products, it has not been used by customers in a commercially released form that has been purchased by the customer, and has not been used long-term in a full-scale production environment. New technologies often encounter issues in application and new products often contain operational issues that are resolved only after use. If the performance of the MRS technology does not meet our expectations, if the products we are introducing based upon the MRS technology do not operate up to specifications, or if the market otherwise does not find this technology attractive, our operating results for the current year, and our expectations for longer term growth, would be materially adversely affected.

•
Our business has been and will continue to be significantly impacted by the global economy and uncertainty in the outlook for the global economy makes it more likely that our actual results will differ materially from expectations. In 2009, the world economy experienced the worst economic recession since the great depression of the 1930’s. The severe economic conditions were brought about by extreme disruptions in global credit and financial markets including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Further political instability or uncertainty could cause new tightening of credit in financial markets, may lead consumers and businesses to postpone spending, and may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. The OEMs to which we sell our sensors supply SMT manufacturers, and those manufacturers, as well as the circuit board manufacturers that purchase our SMT inspection system products directly, are largely dependent on continued demand for consumer and commercial electronics, including cell phones, smart phones and computers. Demand for electronics is a function of the health of the economies in the United States and around the world. Sales of our semiconductor products and 3D scanning solutions are also dependent upon the health of the global economy. Our results would be adversely affected in the future, if these economies were to move into recession.

•
World events beyond our control may affect our operations. Our operations and markets could be negatively affected by world events that effect economies and commerce in the specific countries, such as China, Singapore and Japan, in which we do business. Natural disasters, such as the tsunami and earthquake that hit Japan and the floods that hit Thailand in 2011, have affected travel patterns and accessibility in these countries in the past and other natural occurrences, such as a bird flu outbreak, could affect the business we do in these countries in the future. Terrorist activity or other armed conflicts that could occur in countries in which we do business, labor disputes that impact complex international shipping arrangements, or other unanticipated actions by local populations could affect our ability to do business in specific geographies. Many of the countries in which we do business can be affected by economic forces that are different from the forces that affect the United States and change the amount of business we conduct.

•
Our operating results have varied, and will likely continue to vary significantly, from quarter to quarter, causing volatility in our stock price. Our quarterly operating results have varied in the past and will likely continue to vary significantly from quarter to quarter, causing volatility in our stock price. Some of the factors that may influence our operating results and subject our stock to price and volume fluctuations include changes in customer demand for our sensors, inspection systems and 3D scanning solutions, which is influenced by economic conditions in these industries and the overall health of the global economy, demand for products that use circuit boards and semiconductors, market acceptance of our products and those developed by our customers, competition, seasonal variations in customer demand, the timing, cancellation or delay of customer orders, shipments and acceptance, product development costs, including increased research, development, engineering and marketing expenses associated with our introduction of new products and product enhancements.

•
The markets for capital equipment in the electronics assembly and semiconductor industries in which we operate are cyclical and we cannot predict with precision when market downturns will occur. We operate in a cyclical market–the electronics assembly capital equipment market–that periodically adjusts independent of global economic conditions. We have been unable to predict with accuracy the timing or magnitude of periodic downturns in this market. These downturns, particularly the severe downturns in electronics production markets from 2001 through 2003, and from 2008 through 2009, have severely affected our operations and generated several years of unprofitable operations. Ultimately, we have difficulty determining the duration or severity of any market downturns, the strength of any subsequent recoveries, and the long-term impact that the market may have on our business.

•
Our operating results and financial position could be negatively affected by acquisitions, including our recent acquisition of Laser Design, Inc. On March 14, 2014, we acquired substantially all of the assets of Laser Design, Inc. (LDI), a 3D metrology company located in Minneapolis, Minnesota, for aggregate consideration of $3.1 million cash, plus the assumption of certain current liabilities. If the LDI business does not perform as anticipated, we may be forced to incur additional expense to enhance its development, sales or marketing capabilities, negatively impacting our earnings and financial position. In addition, we may be unable to successfully complete integration of LDI or other businesses that we choose to acquire in the future in a cost-effective and non-disruptive manner. Business acquisitions present a number of risks, including:

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

•
Sales to our two largest OEM customers constituted a significant portion of our revenue in 2014 and loss of either of these customers, or a decline in the customer’s business, would have a materially adverse impact on our results of operations. Sales to our two principal OEM sensor customers constituted 25% of our total revenue in 2014. Although we do not anticipate any impact on the level of business we conduct with them, our two largest OEM customers have completed or are nearing completion of business combination transactions that could impact our business relationships. If the order rates of these customers are negatively impacted by global economic events beyond their control, competitive factors, or if they or new owners or management choose sensors or inspection systems manufactured by other suppliers, or otherwise terminate their relationships with us, our long-term results of operations would be significantly adversely affected.

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

•
We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies associated with our subsidiary in Singapore, which may result in losses. At December 31, 2014, our open foreign exchange forward contracts were in an unrealized loss position equal to $352,000 on a pre-tax basis due to a strengthening of the U.S. dollar in relation to the Singapore dollar in 2014. If the exchange rate between the U.S. dollar and the Singapore dollar were to remain unchanged over the next twelve months, we would realize this loss through our consolidated statement of operations. However, because we do not fully hedge all of our future anticipated cash flows in Singapore dollars, the portion of our costs that we do not hedge would be lower in relation to recent quarters. If the U.S. dollar were to weaken in future periods in relation to the Singapore dollar, the unrealized loss on our open foreign exchange forward contracts would be reduced, but costs that are not hedged would increase. The ultimate impact of any fluctuation in the relationship between the U.S. dollar and Singapore dollar is dependent on the level of Singapore denominated cash flows in future periods.

•
Our products could become obsolete. Our current products, as well as the products we have under development, are designed to operate with the technology that we believe currently exists or may exist for electronic components, printed circuit boards, memory modules and semiconductor manufacturing. The products we develop to meet customer needs and requirements are subject to rapid technological change, and because it takes considerable time to develop new products, we must anticipate industry trends, as well as technological developments, in order to effectively compete. Further, because we do not have unlimited development resources, we might choose to forgo the pursuit of what becomes a leading technology or market and devote our resources to technologies and markets that are less successful. If we incorrectly anticipate technology developments or market trends, or have inadequate resources to develop our products to deal with changes in technology and markets, our products could become obsolete.

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

•
Our ability to compete in the market for SMT inspection systems is dependent upon the sales skills of our channel of independent sales representatives, value added resellers and distributors. Our ability to successfully compete in the market for SMT inspection systems is dependent upon the ability of our channel partners to sell our products. To the extent our competitors have relationships with stronger channel partners, it may be difficult for us to achieve significant sales, even if our products are technologically superior.

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

•
Future sales of MX600 will require a significant upfront investment in working capital. The materials handling equipment for our MX600 system for post-singulation memory inspection, which constitutes the vast majority of the content and cost of the system, is manufactured by a third-party contractor. We are required to make significant upfront inventory investments with that contractor to facilitate future sales of the MX600 system, and we cannot be assured that, if significant orders of the system were received, the contractor would be able to satisfy our production needs. If for some reason our supplier for these systems should fail to appropriately complete their work in a timely manner, or if our end customer should ultimately fail to accept and pay for these systems, we could incur losses.

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

•
Our efforts to protect our intellectual property may be less effective in certain foreign countries, where intellectual property rights are not as well protected as in the United States. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the U.S., and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement abroad. Consequently, there is a risk that we may be unable to adequately protect our proprietary rights in certain foreign countries. If this occurs, it would be easier for our competitors to develop and sell competing products in these countries.

•
Breaches of our network security could expose us to losses. We manage and store on our network systems various proprietary information and sensitive or confidential data relating to our operations. There has been an increasing incidence of unauthorized access to the computer networks of various technology companies, and we are not immune to attempted unauthorized access. Computer programmers and hackers may be able to gain unauthorized access to our network system and steal proprietary information, compromise confidential information, create system disruptions, or cause shutdowns. These parties may also be able to develop and deploy viruses, worms, and other malicious software programs that disrupt our operations and create security vulnerabilities. Attacks on our network systems could result in significant losses, compromise our competitive advantages and damage our reputation with customers.

•
The absence of significant market liquidity in our common stock could impact the ability of our shareholders to purchase and sell larger blocks, the attractiveness of our stock to institutional shareholders, and the market value of our common stock. There were 6,643,851 shares of our common stock outstanding as of December 31, 2014. Although our common stock is traded in the NASDAQ Global Market, in part because of the number of shares we have outstanding and available for trading, the daily trading volume in our stock is low, averaging less than 50,000 shares per day. Shareholders wishing to purchase or sell larger blocks of stock may not be able to do so quickly, and disposal by any shareholder of a significant block of stock could adversely affect the sale price in the marketplace. Further, institutional investors often have policies against investment in stock that is illiquid, and many institutional investors may elect not to purchase or hold our stock because of the inability to dispose of it. The reduced institutional interest, as well as the lack of current evaluations by securities analysts, has had and can be expected to continue to have a further adverse impact on the market price and liquidity of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
We lease a 50,724 square foot mixed office and warehouse facility built to our specifications in Golden Valley, Minnesota, which functions as our corporate headquarters and primary manufacturing facility for all of our sensor products, including those used in our SMT inspection system products. Our lease for the Golden Valley facility expires December 31, 2018, contains an escalation clause and two renewal options of three years each.
We lease a 19,805 square foot mixed office and warehouse facility in Singapore that serves as a sales, development and final assembly and integration facility for our SMT inspection system products. Our lease for the Singapore facility expires July 24, 2016, contains an escalation clause and one three year renewal option.
We lease a 10,165 square foot mixed office and warehouse facility in Bloomington, Minnesota that serves as a sales, service, final assembly and integration facility for our 3D scanning solutions and services. Our lease for the Bloomington, Minnesota facility expires April 30, 2018.
As of December 31, 2014, we also have operating leases in the United Kingdom and China, which expire in June 2018 and September 2015, respectively. We believe that our leased facilities are adequate for our anticipated needs for the foreseeable future.
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

	2014		2013
Quarter	High	Low	High	Low
First	$9.17	$6.13	$7.90	$5.98
Second	$8.45	$7.49	$6.90	$5.26
Third	$12.84	$7.97	$6.82	$5.42
Fourth	$11.30	$7.54	$6.60	$4.91
As of February 28, 2015, there were approximately 200 holders of record of our common stock and approximately 3,000 beneficial holders. We have never paid a dividend on our common stock. Dividends are payable at the discretion of the Board of Directors out of funds legally available. Our Board has no current intention of paying dividends.
ITEM 6. SELECTED FINANCIAL DATA
Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations for the Two Years Ended December 31, 2014:
General Overview
Our products are sold primarily into the electronics assembly, DRAM and flash memory, and semiconductor fabrication capital equipment markets. We sell products in these markets both to original equipment manufacturers (OEMs) of production equipment and to end-user customers that assemble circuit boards and semiconductor wafers and devices. On March 14, 2014, we completed the acquisition of Laser Design, Inc. (LDI) for aggregate consideration of approximately $3.1 million in cash plus the assumption of certain current liabilities. LDI provides 3D scanning solutions and services to the global 3D scanner and services metrology market and enables us to enter the growing market for general purpose 3D metrology.
Our recent and planned product introductions are designed to strengthen our competitive position in our current markets and expand into adjacent markets. We believe 3D inspection represents a high-growth segment of both the electronic assembly market and the semiconductor market. For this reason we are working to strategically reposition ourselves as a developer, manufacturer and global leader of high-precision 3D sensors. A key element in our strategic re-positioning is the development of new high precision 3D sensors based on our proprietary Multi-Reflection Suppression (MRS) technology. MRS technology inhibits reflections that can result in measurement inaccuracies, which is particularly critical for inspecting shiny objects.
We recently entered into a mutually exclusive agreement to supply KLA-Tencor with high-precision 3D sensor subsystems for its back end semiconductor packaging inspection systems. The sensor subsystems are based on the new MRS technology that we have been developing for the past several years.
Our 3D MRS technology will also be deployed in our new 3D automated optical inspection (AOI) system, the SQ3000, which is designed to expand our presence in markets requiring high precision inspection. In these markets identifying defects has become highly challenging and critical due to smaller electronics packaging and increasing component density on circuit boards. The SQ3000 is designed to maximize ROI and line utilization with multi-view 3D sensors that capture and transmit data simultaneously, and in parallel, enabling what we believe, will be the fastest 3D AOI inspection currently available. We believe the combination of our MRS technology and sophisticated 3D fusing algorithms will allow us to offer microscopic image quality at production speeds. We are optimistic about the future sales potential of the SQ3000 given the results of our beta tests and feedback we have received during customer demonstrations.
Our acquisition of LDI represents another aspect of our 3D strategy. We are incorporating our MRS technology into a new 3D scanning system, CyberGage 360, that we believe will serve a wide range of inspection applications in the general purpose 3D metrology market. Introduction of CyberGage 360 is planned for the second quarter of 2015. We believe the unique performance characteristics of MRS that inhibit reflections and enable very accurate measurements at fast speeds, will give CyberGage 360 a competitive advantage in the marketplace for 3D scanning systems relative to speed, accuracy and ease of use.
We also intend to expand sales of the MRS technology into adjacent targeted markets that require high precision optical 3D inspection, including through new OEM opportunities. An example would be our recent agreement to supply KLA-Tencor with 3D sensor subsystems for back-end semiconductor packaging.
We also have committed funds to development of new products for inspecting memory modules. In February 2015, we received an order of approximately $1.0 million from one of the world’s top four memory manufacturers for our newly-developed MX600 system that will inspect memory modules at the end of the production line after singulation. Systems under this order are forecasted to ship in the second quarter with customer acceptance and revenue recognition in the second half of 2015.
We believe that MRS technology is a break-through technology for optical inspection. For our existing markets in SMT and semiconductor inspection and 3D scanning solutions, we are introducing new products based on this technology in 2015, and we expect MRS to facilitate expansion of our markets in the future. We believe these products present a significant opportunity for growth and currently anticipate at least 10% growth in sales and break-even operating results for 2015.
Our ability to achieve our forecast and to implement our strategy effectively is subject to numerous uncertainties and risks, including the risks identified in Item 1A of this Report on Form 10-K. We cannot assure you that our efforts will be successful.

Revenues
Our revenues increased by 40% to $46.5 million in 2014 from $33.3 million in 2013 and decreased by 20% in 2013 from $41.6 million in 2012. The following table sets forth, for the years indicated, revenues by product line (in thousands):

(In thousands)	2014	2013	2012
SMT and High Precision 3D OEM Sensors	$15,493	$10,792	$13,187
Semiconductor Sensors	7,595	7,096	6,363
SMT Inspection Systems	18,089	15,420	22,094
3D Scanning Solutions and Services	5,306	—	—
Total	$46,483	$33,308	$41,644
Revenue from sales of surface mount technology (SMT) and high precision 3D OEM sensors increased by $4.7 million or 44% to $15.5 million in 2014, and decreased by $2.4 million, or 18%, to $10.8 million in 2013, from $13.2 million in 2012. Revenue increases in 2014 were driven by demand for LaserAlign sensors from our two largest OEM customers. Solid sales to other key customers, including sales of 3D solder paste inspection (SPI) sensors to Viscom also contributed to the higher revenue levels. Revenue decreases in 2013 resulted largely from a sluggish global economy and weak SMT market conditions, causing manufacturers to delay plans for new capacity expansion. Our SMT sensor customers were also impacted by increased competition and particularly difficult conditions in key geographies.
Revenue from sales of semiconductor sensors, primarily consisting of our WaferSense® family of products, increased by $499,000 or 7% to $7.6 million in 2014, and increased by $733,000, or 12%, to $7.1 million in 2013, from $6.4 million in 2012. Sales increases in both years were due to increased customer awareness and account penetration at major semiconductor manufacturers and capital equipment suppliers. We are devoting additional resources to increased marketing of our WaferSense products. We anticipate that the benefits from growing market awareness and new product introductions, including our recently introduced ReticleSense Airborne Particle Sensor with a quartz housing (APSRQ) for use in semiconductor tools that handle quartz reticles in the Photo Lithography scanner environment will result in additional sales. We also are starting to target and generate sales for our WaferSense products at manufacturers of flat panel displays, as these customers are finding that WaferSense is able to significantly improve their manufacturing processes and yields.
Revenue from sales of our SMT inspection system products increased by $2.7 million or 17% to $18.1 million in 2014, and decreased by $6.7 million, or 30%, to $15.4 million in 2013, from $22.1 million in 2012. Revenue from sales of SPI systems increased by $523,000 or 8% to $7.2 million in 2014, and decreased by $576,000, or 8%, to $6.7 million in 2013, from $7.2 million in 2012. Revenue from sales of AOI systems increased by $1.8 million or 26% to $8.8 million in 2014, and decreased by $5.8 million, or 46%, to $7.0 million in 2013, from $12.8 million in 2012.
Revenue increases from sales of SPI systems in 2014 were due to sales of our new SE600 SPI system, which features improved measurement performance and usability. Revenue increases from sales of AOI systems in 2014 were driven by increased sales of new 2D QX AOI products, reflecting their improved inspection capabilities and ease of use. Sales of SMT inspection systems in 2013 were impacted by weak conditions in the SMT capital equipment market, the sharp down-turn in the laptop computer market, and slower than anticipated market acceptance of our new AOI products. Prior to 2013, a substantial portion of our SMT inspection system products were sold to customers that produce laptop computers. We believe that new system products we plan to introduce, particularly those based on our new 3D MRS technology, will strengthen our future competitive position in the SMT inspection systems market and that technology trends toward smaller components and electronics packaging and increasing component density on circuit boards, coupled with higher production line speeds, will continue to drive demand in the future.
Our acquisition of LDI, which closed on March 14, 2014, contributed $5.3 million of revenue in the year ended 2014. In addition to having LDI for a full year in 2015, we anticipate that much of our future growth in 3D scanning solutions and services will come from a new scanning system we intend to launch in the second quarter of 2015, CyberGage 360, which will incorporate our new MRS technology. We believe the unique performance characteristics of MRS that inhibit reflections, which is particularly critical for shiny objects, and enable very accurate measurements at fast speeds, will give CyberGage 360 a competitive advantage in the marketplace for 3D scanning technology relative to speed, accuracy and ease of use.

Export revenue totaled $34.1 million or 73% of total revenue in 2014, compared to $26.0 million or 78% of total revenue in 2013, and $35.5 million or 85% of revenue in 2012. Export revenue as a percentage of total revenue declined in 2014 because LDI generates a proportionately higher percentage of its revenue from domestic customers. Export revenue as a percentage of total revenue declined in 2013 because export sales of SMT sensors were lower in 2013 when compared to 2012. In addition, export sales of inspection systems in China were lower in 2013 due to the shift in the electronics market away from laptop computers.
Cost of Revenues and Gross Margin
Cost of revenue increased by $6.6 million or 36% to $25.3 million in 2014 from $18.7 million in 2013, and decreased by $4.8 million, or 20%, in 2013, from $23.5 million in 2012. The increase in cost of revenue in 2014 was due to the corresponding sales increase of 40% in 2014. The decrease in cost of revenue in 2013 was due to the corresponding sales decrease of 20% in 2013. Items included in cost of revenue that fluctuate with the level of sales include materials and components, direct labor and factory overhead costs. Total gross margin as a percentage of sales was 46% in 2014 and 44% in both 2013 and 2012. The increase in gross margin percentage in 2014 compared to 2013 was due to proportionately more revenue from higher margin SMT and 3D OEM sensor products, and proportionately more sales of SMT inspection systems in higher margin geographies. Sales of 3D scanning solutions and services resulting from our acquisition of LDI in March 2014 did not have a significant impact on our overall gross margin percentage.
Our markets are highly price competitive, particularly the electronic assembly market, resulting in continual pressure on our gross margins. We compensate for pricing pressure by introducing new products with more features and improved performance and through manufacturing cost reduction programs. Many of our recently introduced products, including next generation SMT sensors and systems, and WaferSense semiconductor sensors, have more favorable margins compared to products we have sold in the past.
Operating Expenses
Operating expenses as a percentage of revenue were lower in 2014 when compared to 2013 due to the year over year increase in our revenues, and the workforce reduction we implemented in the fourth quarter of 2013. A portion of the savings from the workforce reduction is being used to support our investment in key growth initiatives, including our MRS technology, development of our 3D AOI and post-singulation memory inspection systems and enhanced marketing for our WaferSense and SMT inspection system products. Operating expenses as a percentage of revenue were higher in 2013 when compared to 2012 due to the year over year decline in our revenue.
Research and development expenses were $8.8 million or 19% of revenue in 2014, $7.5 million or 23% of revenue in 2013, and $7.7 million or 19% of revenue in 2012. The increase in research and development expenses in 2014 resulted from our acquisition of LDI, continued development of our MRS technology, and 3D AOI and post-singulation memory inspection systems, offset in part by cost savings from our workforce reduction in the fourth quarter of 2013. The slight decrease in research and development expense in 2013 resulted from lower wages and benefits due to our 2013 and 2012 restructuring activities, offset in part by research and development efforts for new products, including our QX600 2D AOI system, our SE600 SPI system and development of our new 3D MRS technology.
Selling, general and administrative expenses were $13.8 million or 30% of revenue in 2014, $12.3 million or 37% of revenue in 2013 and $12.8 million or 31% of revenue in 2012. Our acquisition of LDI added $2.3 million to selling, general and administrative expenses in 2014. Expenses for incentive compensation were higher in 2014 due to our improved financial performance. These cost increases were offset in part by cost efficiencies resulting from our workforce reduction in the fourth quarter of 2013. The decrease in selling, general and administrative expense in 2013 was due to a reduction in commissions for third party sales representatives resulting from the decline in SMT system sales in 2013 and efficiencies from our restructuring activities in 2012, offset in part by an increase in professional fees related to our acquisition of LDI. Selling, general and administrative expense was reduced by $51,000 in 2014 and $171,000 in 2013 due to a reduction in our allowance for doubtful accounts, resulting from partial recovery of a receivable we reserved for in 2009.

Restructuring and Severance Costs
Severance costs of $952,000 were incurred in the fourth quarter of 2013, when we reduced our global workforce by approximately 30 employees. Expenses for contract workers were also reduced. The workforce reduction was undertaken to strengthen our commitment to cost control, minimize losses and to improve focus on market support for our products. Annual expense savings starting in the first quarter of 2014 associated with the global workforce reduction and other cost containment actions totaled approximately $2.0 million. Critical engineering employees working on key next generation technologies and products were not impacted. A portion of the savings from the workforce reduction has been used to fund new key growth initiatives. No restructuring costs were incurred in 2014.
A summary of our accrual relating to the workforce reduction is as follows:

(In thousands)	Fourth Quarter 2013 Workforce Reduction
Balance, December 31, 2012	$—
Cost incurred	952
Payments made	441
Balance, December 31, 2013	511
Costs incurred	—
Payments made	511
Balance, December 31, 2014	$—
Interest Income and Other
Interest income and other includes interest earned on investments and gains and losses associated with foreign currency transactions, including intercompany financing transactions associated with our subsidiaries in the United Kingdom, Singapore and China. Because we maintain our investments in instruments designed to avoid risk of loss of principal, in the current interest rate environment, we have generated very little interest income. We recognized a gain from foreign currency transactions, primarily intercompany financing transactions, of $130,000 in 2014, compared to a loss of $117,000 in 2013.
Provision for Income Taxes and Effective Income Tax Rate
We recorded income tax expense of $133,000 in 2014, compared to an income tax benefit of $186,000 in 2013. At December 31, 2014, we continue to have a valuation allowance recorded against all of our United States and Singapore based deferred tax assets. The valuation allowances may be reversed once our operations and outlook materially strengthen. Income tax expense in 2014 reflects an increase in our valuation allowance, state income tax expense and foreign income tax expense associated with our subsidiaries in the United Kingdom and China. The income benefit in 2013 resulted from a $536,000 reduction in our reserve for income taxes due to the expiration of the statute of limitations for various tax exposures, offset in part by the related impact on deferred taxes and our valuation allowance, state income tax expense and foreign income tax expense associated with our subsidiaries in the United Kingdom and China.
We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Our federal income tax returns for years after 2010 are still subject to examination by the Internal Revenue Service. We are no longer subject to state and local income tax examinations by tax authorities for years prior to 2010. Our 2012 income tax return for Singapore is currently being audited by the Inland Revenue Authority of Singapore. We do not presently anticipate that the outcome of this audit will have any impact on our financial position or results of operations.
Liquidity and Capital Resources
Our cash and cash equivalents increased by $2.1 million in 2014, principally resulting from $827,000 of cash provided by operating activities, $5.0 million of proceeds from maturities and sales of marketable securities, net of purchases of marketable securities, $741,000 of proceeds from stock option exercises and share purchases under our employee stock purchase plan, offset in part by our purchase of LDI for $3.1 million and purchases of fixed asset and capitalized patent costs totaling $1.4 million. Our cash and cash equivalents fluctuate in part because of maturities of marketable securities, and investment of cash balances in marketable securities, or from other sources of cash. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Combined balances of cash and marketable securities decreased by $2.9 million to $20.3 million as of December 31, 2014 from $23.2 million as of December 31, 2013.

Operating activities provided $827,000 of cash in 2014. Cash provided by operations included our net loss of $1.5 million, which included non-cash expenses totaling $2.2 million for depreciation and amortization, provision for doubtful accounts, deferred taxes, non-cash gains from foreign currency transactions, realized gains on available-for-sale securities and stock compensation expenses. Changes in operating assets and liabilities providing cash included increases in accounts payable of $1.5 million and accrued expenses of $503,000. Changes in operating assets and liabilities using cash included increases in accounts receivable of $646,000, inventories of $647,000 and a decrease in advance customer payments of $534,000. The increase in accounts payable and inventories was due to the timing of fourth quarter inventory purchases to meet anticipated future demand. Accounts payable was also driven higher by the timing of vendor payments at year end. The increase in accounts receivable was due to higher sales in the fourth quarter of 2014 compared to the fourth quarter of 2013. Accrued expenses increased due to higher warranty and incentive compensation accruals, offset in part by payment of the remaining balance of the 2013 restructuring accrual in 2014. Our warranty accruals increased due to higher sales levels and because we increased the warranty period for some products to three years. Advance customer payments declined due to recognition of revenue for transactions that were previously collected and deferred at December 31, 2013.
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
Investing activities provided $513,000 of cash in 2014, compared to providing $1.0 million of cash in 2013. Changes in the level of investment in marketable securities, resulting from the purchases, sales and maturities of those securities provided $5.0 million of cash in 2014, compared to $1.7 million of cash in 2013. We used $1.4 million of cash in 2014 for the purchase of fixed assets and capitalized patent costs, compared to using $749,000 of cash for these types of purchases in 2013. The higher level of fixed asset purchases in 2014 was for new sales demonstration and services equipment to enhance our 3D scanning solutions and services offerings.
Financing activities provided $741,000 of cash in 2014 from stock option exercises and employee share purchases under our employee stock purchase plan. Financing activities used $2.9 million of cash in 2013, mainly for common stock repurchases totaling $3.0 million. Our share repurchase program concluded in the fourth quarter of 2013 and no further repurchases are anticipated. We received less than $100,000 of cash in 2013 from stock option exercises and employee share purchases under our employee stock purchase plan.
At December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes.
Except for obligations under facility leases and purchase contracts, we had no material commitments for expenditures as of December 31, 2014. Purchase commitments for inventory can vary based on the volume of revenue and resulting inventory requirements. We continually evaluate investment opportunities that come to our attention and could make another significant commitment in the future.
Our cash, cash equivalents and marketable securities totaled $20.3 million at December 31, 2014. We believe that on-hand cash, cash equivalents and marketable securities, coupled with anticipated future cash flow from operations, will be adequate to fund our cash flow needs for the foreseeable future, including contractual obligations discussed above.
Inflation and Foreign Currency Transactions
Changes in our revenues have resulted primarily because of changes in the level of unit shipments due to competitive factors and the relative strength or weakness of the worldwide electronics assembly and semiconductor fabrication capital equipment markets. We believe that inflation has not had a significant effect on our operations.

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
We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies associated with our subsidiary in Singapore. These transactions are designated as cash flow hedges. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings. The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months and, accordingly, at December 31, 2014, all of our open foreign exchange forward contracts had maturities of one year or less. The dollar equivalent gross notional amount of our foreign exchange forward contracts designated as cash flow hedges at December 31, 2014 was approximately $7.1 million.
At December 31, 2014, our open foreign exchange forward contracts were in an unrealized loss position totaling $352,000 on a pre-tax basis due to a strengthening of the U.S. dollar in relation to the Singapore dollar during the time from when we first entered into these contracts through December 31, 2014. If the exchange rate between the U.S. dollar and the Singapore dollar were to remain unchanged over the next twelve months, we would realize this pre-tax loss through our consolidated statement of operations. If the U.S. dollar were to further strengthen, the unrealized losses on our open foreign exchange forward contracts would increase. However, if the U.S. dollar strengthens, our costs, when converted from Singapore dollars to U.S. dollars, would decline, and because we do not fully hedge all of our future anticipated cash flows that are denominated in Singapore dollars, the decline in costs would normally exceed the increased loss from hedging. Conversely, if the U.S. dollar were to weaken in future periods in relation to the Singapore dollar, the loss on our open foreign exchange forward contracts would be reduced, but our costs would increase and the increased costs in U.S. dollar terms would normally exceed the reduction in the loss from hedging. The ultimate impact of any fluctuation in the relationship between the U.S. dollar and Singapore dollar is dependent on the level of Singapore denominated cash flows in future periods.
Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition, bad debts, warranty obligations, inventory valuation, intangible assets, and income taxes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that we believe have the most effect on our reported financial position and results of operations are as follows:
Revenue Recognition.
Revenue from all customers, including distributors, is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Generally, product revenues are recognized upon shipment under FOB shipping point terms, and include shipping and handling costs. Revenue from services is recognized as work is performed. Taxes collected from customers and remitted to governmental authorities are excluded from revenue on the net basis of accounting. Estimated returns and warranty costs are recorded at the time of sale. Sales of some SMT system products may require customer acceptance due to performance or other acceptance criteria included in the terms of sale. For these SMT product sales, revenue is recognized at the time of customer acceptance. Our multiple deliverable arrangements typically include the sale of an SMT inspection system or 3D scanning solution, related installation and training, and in some cases, an extended warranty. Revenue from installation and training are recognized as the services are provided. Revenue from extended warranties is recognized ratably over the warranty period.

When a sale involves multiple elements, revenue is allocated to each respective element at inception of an arrangement using the relative selling price method. Selling price is determined based on a selling price hierarchy, consisting of vendor specific objective evidence (VSOE), third party evidence or estimated selling price. Management’s best estimate of the selling price of an SMT machine and 3D scanning solution is based on the cost of the product and a reasonable margin based on geographic location and competitive market conditions. We use VSOE to establish fair value for extended warranty, installation and training services. If VSOE is not available to establish fair value for extended warranty, installation and training services, we estimate a selling price based on the cost-build-up for the particular service and a reasonable gross margin. Costs related to products delivered are recognized in the period revenue is recognized. Cost of revenues consists primarily of direct labor, manufacturing overhead, materials and components and excludes amortization of intangible assets.
Allowance for Doubtful Accounts.
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In making the determination of the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer relationships and credit worthiness and concentrations of credit risk. Specific accounts receivable are written-off once a determination is made that the account is uncollectible. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $561,000 at December 31, 2014 and $705,000 at December 31, 2013.
Allowance for Warranty Expenses.
We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. The allowance for warranties was $839,000 at December 31, 2014 and $513,000 at December 31, 2013.
Inventory Write Downs.
We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. We formulate our assumptions regarding future demand and market conditions based on order trends and input from customers regarding their future requirements. If actual market conditions are less favorable than those projected, or if in the future we decide to discontinue sales and marketing of any of our products, additional inventory write-downs may be required. Excess and obsolete inventories have been written down by $914,000 at December 31, 2014 and $757,000 at December 31, 2013.
Business Combinations.
We recognize separately from goodwill the fair value of the assets acquired and the liabilities assumed at the acquisition date. Goodwill is measured as the excess of consideration transferred over the acquisition date fair value of the assets acquired and liabilities assumed. Assets acquired include tangible and intangible assets. We determine the value and useful lives of equipment and leasehold improvements and purchased intangible assets with the assistance of an independent third-party valuation firm using certain estimates and assumptions.
While we use estimates and assumptions that we believe are reasonable as a part of the purchase price allocation process to accurately value the assets acquired and the liabilities assumed at the acquisition date, they are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of the assets acquired and the liabilities assumed based on new information about facts and circumstances that existed as of the acquisition date. Any such adjustments would be recorded as an offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair values, whichever comes first, any subsequent adjustments would be recorded in our consolidated statements of operations.

During the three months ended June 30, 2014, we completed our valuation work and management review of the assets acquired and liabilities assumed related to our acquisition of LDI on March 14, 2014, and finalized the purchase price adjustment for the net working capital acquired. Adjustments to provisional amounts reflected in our preliminary purchase price allocation as of March 31, 2014 included a $24,000 decrease in intangible assets and a $46,000 increase in goodwill, among other adjustments. These measurement period adjustments require the revision of comparative financial information for the quarter ended March 31, 2014. The adjustment to intangible assets decreased amortization expense in the three months ended March 31, 2014 by less than $300. None of the other adjustments to the provisional amounts had any impact on our results of operations for the first quarter of 2014.
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
At December 31, 2014 we had goodwill of $1.4 million. Our recent analysis performed in 2014 indicates that our goodwill is not impaired. However, our conclusion could change in the future, if our assumptions about future economic conditions, revenue growth or profitability change. Any resulting impairment charge could have a material effect on our financial position and results of operations in the future.
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
As part of the process of preparing consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the current tax liability, as well as assessing temporary differences arising from the different treatment of items for financial statement and tax purposes. These differences result in deferred tax assets and liabilities, which are recorded on our consolidated balance sheet.

We currently have significant deferred tax assets as a result of temporary differences between taxable income on our tax returns and U.S. GAAP income, research and development tax credit carry forwards and federal, state and foreign net operating loss carry forwards. A deferred tax asset generally represents future tax benefits to be received when temporary differences previously reported in our consolidated financial statements become deductible for income tax purposes, or when net operating loss carry forwards or credits are applied against future taxable income, or when tax credit carry forwards are utilized on our tax returns. We assess the realizability of our deferred tax assets and the need for a valuation allowance based on the guidance provided in current financial accounting standards.
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
At December 31, 2014 we concluded that a $10.5 million valuation allowance is needed for all of our United States and Singapore based deferred tax assets due to our recurring losses and near term financial outlook. In analyzing the need for a valuation allowance, we first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions where we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. Finally, we considered both our near and long-term financial outlook and timing regarding when we might return to profitability. After considering all available evidence both positive and negative, we concluded that the valuation allowance is needed for all of our U.S. and Singapore based deferred tax assets. A similar analysis was performed in 2013, resulting in a $9.6 million valuation allowance at December 31, 2013 for substantially all of our U.S. and Singapore based deferred tax assets.
Deferred tax assets at December 31, 2014, include $103,000 for net operating loss carry forwards incurred in the UK by CyberOptics Ltd., which was acquired in 1999. A valuation allowance has not been recorded against these deferred tax assets. The utilization of these net operating loss carry forwards is dependent on CyberOptics Ltd.’s ability to generate sufficient UK taxable income during the carry forward period.
Derivatives and Hedging.
We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies associated with our subsidiary in Singapore. These transactions are designated as cash flow hedges and are recorded in the accompanying consolidated balance sheet at fair value. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months. Accordingly, at December 31, 2014 and December 31, 2013, all of our open foreign exchange forward contracts had maturities of one year or less. The dollar equivalent gross notional amount of our foreign exchange forward contracts designated as cash flow hedges was approximately $7.1 million at December 31, 2014 and $6.5 million at December 31, 2013.
We estimate hedge ineffectiveness on a quarterly basis by considering the difference between the prices of a hypothetical forward contract maturing on the last day of a given month, to the prices of a series of hypothetically perfect daily forward contracts. Hedge ineffectiveness and the amounts excluded from effectiveness testing recognized in earnings on cash flow hedges were not material for the years ended December 31, 2014 and 2013. The fair value of our foreign exchange forward contracts representing losses in the amount of $352,000 as of December 31, 2014, and $58,000 as of December 31, 2013 have been recorded in accrued expenses.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION

	December 31,	December 31,
(In thousands, except share information)	2014	2013
ASSETS
Cash and cash equivalents	$5,171	$3,101
Marketable securities	5,285	9,402
Accounts receivable, less allowance for doubtful accounts of $561 at December 31, 2014 and $705 at December 31, 2013	7,945	6,562
Inventories	11,657	11,331
Other current assets	1,202	1,104
Deferred tax assets	82	77
Total current assets	31,342	31,577

Marketable securities, long-term	9,889	10,742
Equipment and leasehold improvements, net	2,918	1,272
Intangible and other assets, net	642	136
Goodwill	1,366	569
Other assets	188	194
Deferred tax assets	67	85
Total assets	$46,412	$44,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,713	$2,630
Advance customer payments	490	552
Accrued expenses	3,201	2,241
Total current liabilities	8,404	5,423

Deferred rent	285	352
Deferred warranty revenue	26	165
Deferred tax liability	119	6
Reserve for income taxes	140	150
Total liabilities	8,974	6,096

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 6,643,851 shares issued and outstanding at December 31, 2014 and 6,496,805 shares issued and outstanding at December 31, 2013	30,145	28,968
Accumulated other comprehensive loss	(1,271)	(540)
Retained earnings	8,564	10,051
Total stockholders’ equity	37,438	38,479
Total liabilities and stockholders’ equity	$46,412	$44,575

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION

	Year Ended December 31,
(In thousands, except per share amounts)	2014	2013
Revenues	$46,483	$33,308
Cost of revenues	25,298	18,658

Gross margin	21,185	14,650

Research and development expenses	8,789	7,519
Selling, general and administrative expenses	13,820	12,345
Restructuring and severance costs	—	952
Amortization of intangibles	53	—

Loss from operations	(1,477)	(6,166)

Interest income and other	123	(188)

Loss before income taxes	(1,354)	(6,354)

Income tax provision (benefit)	133	(186)

Net loss	$(1,487)	$(6,168)

Net loss per share – Basic	$(0.23)	$(0.91)
Net loss per share – Diluted	$(0.23)	$(0.91)

Weighted average shares outstanding – Basic	6,576	6,798
Weighted average shares outstanding – Diluted	6,576	6,798

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
CYBEROPTICS CORPORATION

	Year Ended December 31,
(In thousands)	2014	2013
Net loss	$(1,487)	$(6,168)

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(464)	(211)

Unrealized gains (losses) on available-for-sale securities:
Unrealized gains	31	34
Reclassification adjustment for (gains) losses included in net loss	(2)	21
Total unrealized gains on available-for-sales securities	29	55

Unrealized gains (losses) on foreign exchange forward contracts:
Unrealized losses	(399)	(280)
Reclassification adjustment for losses included in net loss	103	53
Total unrealized losses on foreign exchange forward contracts	(296)	(227)

Other comprehensive loss, before tax	(731)	(383)
Income tax provision related to items of other comprehensive loss	—	—
Other comprehensive loss, net of tax	(731)	(383)
Total comprehensive loss	$(2,218)	$(6,551)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION

	Year Ended December 31,
(In thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,487)	$(6,168)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,914	1,673
Provision for doubtful accounts	(75)	(51)
Deferred taxes	120	279
Foreign currency transaction (gains) losses	(230)	87
Realized (gains) losses on available-for-sale securities	(2)	21
Stock compensation costs	436	447
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(646)	(382)
Inventories	(647)	561
Income tax refunds receivable	—	1,325
Other assets	(16)	31
Accounts payable	1,491	182
Advance customer payments	(534)	8
Accrued expenses	503	(253)
Net cash provided by (used in) operating activities	827	(2,240)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale marketable securities	7,080	8,341
Proceeds from sales of available-for-sale marketable securities	5,050	5,047
Purchases of available-for-sale marketable securities	(7,147)	(11,648)
Purchase of LDI	(3,108)	—
Additions to equipment and leasehold improvements	(1,251)	(681)
Additions to patents	(111)	(68)
Net cash provided by investing activities	513	991

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	628	25
Common stock repurchases	—	(2,979)
Proceeds from issuance of common stock under employee stock purchase plan	113	65
Net cash provided by (used in) financing activities	741	(2,889)

Effects of exchange rate changes on cash and cash equivalents	(11)	(101)

Net increase (decrease) in cash and cash equivalents	2,070	(4,239)

Cash and cash equivalents – beginning of period	3,101	7,340
Cash and cash equivalents – end of period	$5,171	$3,101
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CYBEROPTICS CORPORATION

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
BALANCE, DECEMBER 31, 2012	6,970	$31,410	$(157)	$16,219	$47,472
Exercise of stock options, vesting of restricted stock units, net of shares exchanged as payment	18	25	—	—	25
Share issuances for compensation purposes	5	30	—	—	30
Stock compensation	—	417	—	—	417
Issuance of common stock under Employee Stock Purchase Plan	13	65	—	—	65
Repurchase of common stock	(509)	(2,979)	—	—	(2,979)
Market value adjustments of marketable securities, net of reclassification adjustment	—	—	55	—	55
Unrealized loss on foreign exchange forward contracts, net of reclassification adjustment	—	—	(227)	—	(227)
Cumulative translation adjustment	—	—	(211)	—	(211)
Net loss	—	—	—	(6,168)	(6,168)
BALANCE, DECEMBER 31, 2013	6,497	28,968	(540)	10,051	38,479
Exercise of stock options, vesting of restricted stock units, net of shares exchanged as payment	121	628	—	—	628
Share issuances for compensation purposes	4	32	—	—	32
Stock compensation	—	404	—	—	404
Issuance of common stock under Employee Stock Purchase Plan	22	113	—	—	113
Market value adjustments of marketable securities, net of reclassification adjustment	—	—	29	—	29
Unrealized loss on foreign exchange forward contracts, net of reclassification adjustment	—	—	(296)	—	(296)
Cumulative translation adjustment	—	—	(464)	—	(464)
Net loss	—	—	—	(1,487)	(1,487)
BALANCE, DECEMBER 31, 2014	6,644	$30,145	$(1,271)	$8,564	$37,438

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION

NOTE 1 – BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
We are a leading global developer and manufacturer of high precision sensing technology solutions. Our sensors are used in surface mount technology (SMT), semiconductor and general purpose metrology and 3D scanning markets to significantly improve yields and productivity.
Principles of Consolidation
The consolidated financial statements include the accounts of CyberOptics Corporation and its wholly-owned subsidiaries. In these notes to the consolidated financial statements, these companies are collectively referred to as “CyberOptics,” “we,” “us,” or “our.” All significant inter-company accounts and transactions have been eliminated in consolidation.
Segment Reporting
We operate in a single reportable segment.
Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.
Reclassifications
Certain reclassifications have been made to the previously reported consolidated financial statements in order to conform to the current presentation. These reclassifications had no impact on the consolidated balance sheets, statements of operations, cash flows or statements of stockholders' equity (deficit).
Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents consist of funds maintained in demand deposit accounts, money market accounts, corporate debt instruments and U.S. government backed obligations. Some cash and cash equivalent balances may exceed federally insured limits.
Marketable Securities
All marketable securities are classified as available-for-sale and consist of U.S. government and agency backed obligations, certificates of deposit, corporate debt instruments, asset backed securities or equity securities. Marketable securities are classified as short-term or long-term in the consolidated balance sheet based on their maturity date and expectations regarding sales.
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
Cash and marketable securities held by foreign subsidiaries totaled $1,095,000 at December 31, 2014 and $903,000 at December 31, 2013.

Inventories
Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. Appropriate consideration is given to deterioration, obsolescence, and other factors in evaluating net realizable value. Demonstration inventories are stated at cost less accumulated amortization, generally based on a 36 months useful life.
Accumulated amortization for demonstration inventories totaled $1,181,000 at December 31, 2014 and $908,000 at December 31, 2013.
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
Business Combinations
We recognize separately from goodwill the fair value of the assets acquired and the liabilities assumed at the acquisition date. Goodwill is measured as the excess of consideration transferred over the acquisition date fair value of the assets acquired and liabilities assumed. Assets acquired include tangible and intangible assets. We determine the value and useful lives of equipment and leasehold improvements and purchased intangible assets with the assistance of an independent third-party valuation firm using certain estimates and assumptions.
While we use estimates and assumptions that we believe are reasonable as a part of the purchase price allocation process to accurately value the assets acquired and the liabilities assumed at the acquisition date, they are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of the assets acquired and the liabilities assumed based on new information about facts and circumstances that existed as of the acquisition date. Any such adjustments would be recorded as an offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair values, whichever comes first, any subsequent adjustments would be recorded in our consolidated statements of operations.
Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired in a business combination. We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that indicate goodwill might be impaired. We have determined that we have one reporting unit. Goodwill is tested by comparing our fair value, as determined based on our future estimated discounted cash flows, to our net book value.
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

Revenue Recognition
Revenue from all customers, including distributors, is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Generally, product revenues are recognized upon shipment under FOB shipping point terms, and include shipping and handling costs. Revenue from services is recognized as work is performed. Taxes collected from customers and remitted to governmental authorities are excluded from revenue on the net basis of accounting. Estimated returns and warranty costs are recorded at the time of sale. Sales of some surface mount technology (SMT) system products may require customer acceptance due to performance or other acceptance criteria included in the terms of sale. For these SMT product sales, revenue is recognized at the time of customer acceptance. Our multiple deliverable arrangements typically include the sale of an SMT inspection system or 3D scanning solution, related installation and training, and in some cases, an extended warranty. Revenue from installation and training are recognized as the services are provided. Revenue from extended warranties is recognized ratably over the warranty period.
When a sale involves multiple elements, revenue is allocated to each respective element at inception of an arrangement using the relative selling price method. Selling price is determined based on a selling price hierarchy, consisting of vendor specific objective evidence (VSOE), third party evidence or estimated selling price. Management’s best estimate of the selling price of an SMT machine and 3D scanning solution is based on the cost of the product and a reasonable margin based on geographic location and competitive market conditions. We use VSOE to establish fair value for extended warranty, installation and training services. If VSOE is not available to establish fair value for extended warranty, installation and training services, we estimate a selling price based on the cost-build-up for the particular service and a reasonable gross margin. Costs related to products delivered are recognized in the period revenue is recognized. Cost of revenues consists primarily of direct labor, manufacturing overhead, materials and components and excludes amortization of intangible assets.
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
Foreign Currency Transactions
Foreign currency transaction gains and losses are included in interest income and other in the statement of operations. We recognized a foreign currency transaction gain of $130,000 in 2014 and a foreign currency transaction loss of $117,000 in 2013.
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
Derivatives and Hedging
We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies associated with our subsidiary in Singapore. These transactions are designated as cash flow hedges and are recorded in the accompanying consolidated balance sheet at fair value. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Cash flows from derivative instruments are classified in the consolidated statement of cash flows in the same category as the cash flows from the items subject to designated hedge relationships.
Advertising Costs
We expense all advertising costs as incurred. Advertising expense incurred was $296,000 in 2014 and $113,000 in 2013.

Warranty Costs
We provide for the estimated cost of product warranties which cover products for periods ranging from one to three years at the time revenue is recognized. In 2014, the warranty period for certain products was increased to three years from a one year period.
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
Fair Value of Financial Instruments
The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities approximate their related fair values due to the short-term maturities of these instruments.
Stock-Based Compensation
All equity-based payments to employees, including grants of employee stock options, are required to be recognized as an expense in our consolidated statements of operations based on the grant date fair value of the award. We utilize the straight-line method of expense recognition over the award’s service period for our graded vesting options. The fair value of stock options has been determined using the Black-Scholes model. The compensation expense recognized for all equity based awards is net of estimated forfeitures, which is based on historical data. We have classified equity based compensation within our consolidated statement of operations in the same manner as our cash based employee compensation costs. We elected to use the alternative transition guidance known as the “short-cut method” to determine our pool of windfall tax benefits at January 1, 2006.
See Note 7 to the Consolidated Financial Statements for additional information on stock-based compensation.

Recent Accounting Developments
In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on the recognition of revenue from contracts with customers (Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers). Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The guidance is effective January 1, 2017 and early adoption is not permitted. The Company is currently evaluating the method of adoption and the impact of the new guidance on the consolidated financial statements.
In April 2014, the FASB issued guidance that changes the criteria for reporting a discontinued operation (ASU No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity). According to the new guidance, only disposals of a component that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results are a discontinued operation. The new guidance also requires expanded disclosures about discontinued operations and disposals of a significant part of an entity that does not qualify for discontinued operations reporting. The guidance is effective beginning January 1, 2015 with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in previously-issued consolidated financial statements. The impact on our consolidated financial statements will be dependent on any future transaction that is within the scope of the new guidance.
In July 2013, the FASB issued guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists (ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists). Under certain circumstances, unrecognized tax benefits should be presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance was effective January 1, 2014, and was adopted by us in the first quarter. The guidance is a change in financial statement presentation only and had no impact on our consolidated financial results or financial position.
NOTE 2 - ACQUISITION
On March 14, 2014 we acquired substantially all of the assets of Laser Design, Inc. (LDI), a privately held company based in Minneapolis, Minnesota, for aggregate consideration of $2,633,000 in cash plus the assumption of certain current liabilities of $1,073,000. We also paid aggregate signing bonuses of $475,000 to key executives of LDI which have been accounted for as acquisition consideration. LDI provides scanning systems and services to the global 3D scanner and services metrology market and enables us to enter the growing market for general purpose 3D metrology. We also intend to leverage our proprietary 3D sensor technology in LDI’s products to enable differentiated offerings.
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

The purchase price allocation for our acquisition of LDI is as follows:

(In thousands)
Accounts receivable	$662
Inventories	551
Equipment and leasehold improvements	1,507
Other assets	91
Intangible assets	573
Identifiable assets acquired	3,384
Accounts payable	640
Accrued expenses and advance customer payments	433
Liabilities assumed	1,073
Net identifiable assets acquired	2,311
Goodwill	797
Purchase price	$3,108
The allocation of the purchase price resulted in recognition of the following identified intangible assets:

	(In thousands)	Weighted Average Life-Years
Software	$206	7
Patent	165	7
Marketing assets and customer relationships	101	9
Non-compete agreements	101	4
	$573	7
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
Since the date of acquisition, for the year ended December 31, 2014, LDI contributed approximately $5,300,000 to our revenue and approximately $535,000 to our net loss.
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

(In thousands, except per share amounts)	Year Ended December 31,
	2014	2013
Revenue	$47,904	$39,408
Net loss	(1,292)	(7,047)
Basic and diluted loss per share	$(0.20)	$(1.04)
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
NOTE 3 – MARKETABLE SECURITIES
Our investments in marketable securities are classified as available-for-sale and consist of the following:

	December 31, 2014
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$3,378	$2	$—	$3,380
Corporate debt securities and certificates of deposit	1,903	2	—	1,905
Marketable securities – short-term	$5,281	$4	$—	$5,285
Long-Term
U.S. government and agency obligations	$5,761	$3	$(5)	$5,759
Corporate debt securities and certificates of deposit	1,867	1	(1)	1,867
Asset backed securities	2,156	1	(1)	2,156
Equity security	42	65	—	107
Marketable securities – long-term	$9,826	$70	$(7)	$9,889

	December 31, 2013
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$6,299	$10	$—	$6,309
Corporate debt securities and certificates of deposit	3,091	2	—	3,093
Marketable securities – short-term	$9,390	$12	$—	$9,402
Long-Term
U.S. government and agency obligations	$4,783	$7	$—	$4,790
Corporate debt securities and certificates of deposit	3,417	1	(5)	3,413
Asset back securities	2,474	2	(1)	2,475
Equity security	42	22	—	64
Marketable securities – long-term	$10,716	$32	$(6)	$10,742
Our investments in marketable debt securities all have maturities of less than 5 years. At December 31, 2014, marketable debt securities valued at $9,287,000 were in an unrealized gain position totaling $9,000 and marketable debt securities valued at $5,780,000 were in an unrealized loss position totaling $7,000 (all had been in an unrealized loss position for less than 12 months). At December 31, 2013, marketable debt securities valued at $15,587,000 were in an unrealized gain position totaling $22,000 and marketable debt securities valued at $4,493,000 were in an unrealized loss position totaling $6,000 (all had been in an unrealized loss position for less than 12 months).
At December 31, 2014, our equity security valued at $107,000 was in a $65,000 unrealized gain position. At December 31, 2013, our equity security valued at $64,000 was in a $22,000 unrealized gain position.

Net pre-tax unrealized gains for marketable securities of $67,000 at December 31, 2014 and $38,000 at December 31, 2013 were recorded as a component of accumulated other comprehensive loss in stockholders’ equity. We received proceeds from the sale of marketable securities of $5,050,000 in 2014 and $5,047,000 in 2013. Gains and losses from the sale of marketable securities totaled a $2,000 gain in 2014 and a $21,000 loss in 2013.
Investments in marketable securities classified as cash equivalents of $321,000 at December 31, 2014 and $327,000 at December 31, 2013 consist of the following:

	December 31, 2014
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Recorded Basis
Corporate debt securities and certificates of deposit	$321	$—	$—	$321
	$321	$—	$—	$321

	December 31, 2013
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Recorded Basis
Corporate debt securities and certificates of deposit	$327	$—	$—	$327
	$327	$—	$—	$327
NOTE 4 – DERIVATIVES
We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies associated with our subsidiary in Singapore. These transactions are designated as cash flow hedges and are recorded in the accompanying consolidated balance sheet at fair value. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Hedge ineffectiveness and the amounts excluded from effectiveness testing recognized in earnings on cash flow hedges were not material for the years ended December 31, 2014 and December 31, 2013.
The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months. Accordingly, at December 31, 2014 and December 31, 2013, all of our open foreign exchange forward contracts had maturities of one year or less. The dollar equivalent gross notional amount of our foreign exchange forward contracts designated as cash flow hedges was approximately $7.1 million at December 31, 2014 and $6.5 million at December 31, 2013.
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

	Year Ended December 31, 2014
(In thousands)	Pretax Loss Recognized in Other Comprehensive Loss on Effective Portion of Derivative	Pretax Loss Recognized in Earnings on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Loss	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Earnings
Cost of revenues	$(252)	$(60)	$—
Research and development	(76)	(21)	—
Selling, general and administrative	(71)	(22)	—
Total	$(399)	$(103)	$—

	Year Ended December 31, 2013
(In thousands)	Pretax Loss Recognized in Other Comprehensive Loss on Effective Portion of Derivative	Pretax Loss Recognized in Earnings on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Loss	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Earnings
Cost of revenues	$(169)	$(16)	$—
Research and development	(63)	(20)	—
Selling, general and administrative	(48)	(17)	—
Total	$(280)	$(53)	$—
Amounts recorded in accumulated other comprehensive loss for the after tax net unrealized gain or loss associated with cash flow hedging instruments was a loss of $412,000 as of December 31, 2014 and a loss of $116,000 as of December 31, 2013. We expect to reclassify the December 31, 2014 pre-tax net unrealized loss of $356,000 recorded in accumulated other comprehensive loss to earnings over the next 12 months with the impact offset by cash flows from underlying hedged items. The fair value of our foreign exchange forward contracts representing losses in the amount of $352,000 as of December 31, 2014 and $58,000 as of December 31, 2013 have been recorded in accrued expenses.
Additional information with respect to the impact of derivative instruments on other comprehensive income (loss) is included in Note 5. Additional information with respect to the fair value of derivative instruments is included in Note 6.
Our foreign exchange forward contracts contain credit risk to the extent that our bank counter-parties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counter-parties to major financial institutions. We do not expect material losses as a result of defaults by other parties.
NOTE 5 – COMPREHENSIVE INCOME (LOSS)
Taxes related to items of other comprehensive income (loss) are as follows:

	Year Ended December 31, 2014			Year Ended December 31, 2013
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount	Before Tax	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments	$(464)	$—	$(464)	$(211)	$—	$(211)
Net changes related to available-for-sale securities:
Unrealized gains	31	—	31	34	—	34
Reclassification adjustment for (gains) losses included in net loss	(2)	—	(2)	21	—	21
Total net changes related to available-for-sale securities	29	—	29	55	—	55
Net changes related to foreign exchange forward contracts:
Unrealized losses	(399)	—	(399)	(280)	—	(280)
Reclassification adjustment for losses included in net loss	103	—	103	53	—	53
Total net changes related to foreign exchange forward contracts	(296)	—	(296)	(227)	—	(227)
Other comprehensive loss	$(731)	$—	$(731)	$(383)	$—	$(383)

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

Details about Components of Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statements of Operations
	Year Ended
(In thousands)	2014	2013
Unrealized gains (losses) on available-for-sale securities	$2	$(21)	Interest income and other
	—	—	Income tax provision (benefit)
	$2	$(21)	Net of tax
Unrealized losses on foreign exchange forward contracts	$(60)	$(16)	Cost of revenues
	(21)	(20)	Research and development expenses
	(22)	(17)	Selling, general and administrative expenses
	(103)	(53)	Total before tax
	—	—	Income tax provision (benefit)
	$(103)	$(53)	Net of tax
At December 31, 2014 and December 31, 2013 components of accumulated other comprehensive loss is as follows:

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Foreign Exchange Forward Contracts	Accumulated Other Comprehensive Loss
Balances at December 31, 2012	$(245)	$(23)	$111	$(157)
Other comprehensive income (loss) before reclassifications	(211)	34	(280)	(457)
Amounts reclassified from accumulated other comprehensive loss	—	21	53	74
Total change for the period	(211)	55	(227)	(383)
Balances at December 31, 2013	$(456)	$32	$(116)	$(540)
Other comprehensive income (loss) before reclassifications	(464)	31	(399)	(832)
Amounts reclassified from accumulated other comprehensive loss	—	(2)	103	101
Total change for the period	(464)	29	(296)	(731)
Balances at December 31, 2014	$(920)	$61	$(412)	$(1,271)
NOTE 6 – FAIR VALUE MEASUREMENTS
We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our marketable securities and foreign exchange forward contracts as of December 31, 2014 and December 31, 2013 according to the three-level fair value hierarchy.

		Fair Value Measurements at December 31, 2014 Using
(In thousands)	Balance December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$9,139	$—	$9,139	$—
Corporate debt securities and certificates of deposit	3,772	—	3,772	—
Asset backed securities	2,156	—	2,156	—
Equity security	107	107	—	—
Total marketable securities	$15,174	$107	$15,067	$—
Derivative instruments-liabilities:
Foreign exchange forward contracts	$352	$—	$352	$—

	Fair Value Measurements at December 31, 2013 Using
(In thousands)	Balance December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$11,099	$—	$11,099	$—
Corporate debt securities and certificates of deposit	6,506	—	6,506	—
Asset backed securities	2,475	—	2,475	—
Equity security	64	64	—	—
Total marketable securities	$20,144	$64	$20,080	$—
Derivative instruments-liabilities:
Foreign exchange forward contracts	$58	$—	$58	$—
During the years ended December 31, 2014 and 2013 there were no transfers within the three level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed which merit a transfer between the disclosed levels of the valuation hierarchy.
The fair value for our U.S. government and agency obligations, corporate debt securities and certificates of deposit and asset backed securities are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers. The fair value for our equity security is based on a quoted market price obtained from an active market.
The fair value for our foreign exchange forward contracts is based on foreign currency spot and forward rates obtained from reputable financial institutions, with resulting valuations periodically validated by obtaining foreign currency spot rate and forward quotes from other industry standard sources or third party or counterparty quotes. The fair value of our foreign exchange forward contracts representing losses in the amount of $352,000 as of December 31, 2014 and $58,000 as of December 31, 2013 have been recorded in accrued expenses.
The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities approximate their related fair values due to the short-term maturities of these instruments. Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value in 2014 or 2013.

NOTE 7 – STOCK-BASED COMPENSATION
We have four stock-based compensation plans, including two stock incentive plans that are administered under the supervision of the Compensation Committee of the Board of Directors, and under which we have granted options and restricted stock units, an employee stock purchase plan administered by the Committee, and a Stock Grant Plan for Directors that provides for automatic grants. New shares are issued for all option exercises, upon vesting of restricted stock units, for share issuances to board members and for issuances under our employee stock purchase plan.
Stock Incentive Plans
As of December 31, 2014, there are 884,077 shares of common stock reserved in the aggregate for issuance of awards to employees, officers and others under our two stock incentive plans. Although our Compensation Committee has authority to issue options, restricted stock, restricted stock units, share grants and other share based benefits under these plans, it has only issued restricted stock units and options under the plans during the past ten years. As of December 31, 2014, there were 251,458 shares of common stock available for awards that may be granted under these plans in the future to employees, officers and others. Reserved shares underlying outstanding awards, including options and restricted shares, that are forfeited are available under our active plan for future grant.
Stock Options
Options are granted under our plans at an option price per share equal to or greater than the market value of our common stock on the date of grant. Generally, options granted to employees vest over a four-year period and expire seven years after the date of grant. The plans allow for option holders to tender shares of our common stock as consideration for the option price, provided that the tendered shares have been held by the option holder at least six months.
The following is a summary of stock option activity for the year ended December 31, 2014:

	Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2013	586,483	$8.07
Granted	267,250	8.42
Exercised	(107,243)	5.85
Expired	(52,801)	14.38
Forfeited	(114,788)	6.85
Outstanding, December 31, 2014	578,901	$8.30
Exercisable, December 31, 2014	243,465	$8.75
The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. For options outstanding at December 31, 2014, the weighted average remaining contractual term of all outstanding options was 4.30 years and their aggregate intrinsic value was $991,000. At December 31, 2014, the weighted average remaining contractual term of options that were exercisable was 1.69 years and their aggregate intrinsic value was $423,000. The aggregate intrinsic value of stock options exercised was $263,000 in 2014 and $4,300 in 2013. We received proceeds from stock option exercises of $628,000 in 2014 and $25,000 in 2013. No tax benefit was realized from the exercise of these stock options and no amounts were credited to additional paid-in capital. The total fair value of shares that vested in 2014 was $209,000 and in 2013 was $267,000.
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

For stock options granted in the two year period ended December 31, 2014, we utilized the fair value of our common stock on the date of grant and employed the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

	2014	2013
Risk-free interest rates	1.55% - 1.69%	1.51%
Expected life in years	5.12 - 5.48	5.31 - 5.48
Expected volatility	42.45% - 46.90%	46.58%
Dividend yield	0.00%	0.00%
Weighted average fair value on grant date	$3.55	$2.34
Restricted Stock Units
Restricted stock units are valued at a price equal to the market value of our common stock on the date of grant, vest over a four year period provided the employee is still working for the company and entitle the holders to one share of our common stock for each restricted stock unit. There were 35,450 restricted stock units granted in 2014 and their weighted average grant date fair value was $8.12 each. There were 15,750 restricted stock units granted in 2013 and their weighted average grant date fair value was $5.39 each. The aggregate fair value of outstanding restricted stock units based on the closing share price of our common stock as of December 31, 2014 was $516,000. The aggregate fair value of restricted stock units that vested, based on the closing share price of our common stock on the vesting date, was $112,000 for the year ended December 31, 2014 and $78,000 for the year ended December 31, 2013.
A summary of activity in non-vested restricted stock units for the year ended December 31, 2014 is as follows:

Non-vested restricted stock units	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	46,943	$6.82
Granted	35,450	8.12
Vested	(13,479)	7.01
Forfeited	(15,196)	7.52
Non-vested at December 31, 2014	53,718	$7.43
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market value of our common stock on the first or last day of the offering period. There were 22,324 shares issued under this plan in the year ended December 31, 2014 and 12,656 shares issued in the year ended December 31, 2013. As of December 31, 2014, 131,602 shares remain available for future issuance under this plan.
Stock Grant Plan for Non-Employee Directors
Our stock grant plan for non-employee directors provides for automatic grants of 1,000 shares of our common stock to each of our non-employee directors upon their re-election to the Board of Directors. The plan provides for a total of 60,000 shares of our common stock for issuance to directors and will expire on May 19, 2018. Share issuances under the stock grant plan for non-employee directors were 4,000 shares of common stock in the year ended December 31, 2014 and 5,000 shares in the year ended December 31, 2013. The shares issued in 2014 had a fair market value on the date of grant equal to $32,000 (weighted average grant date fair value of $8.05). The shares issued in 2013 had a fair market value on the date of grant equal to $30,000 (weighted average grant date fair value of $6.08). As of December 31, 2014, 32,000 shares of common stock are reserved in the aggregate for future issuance under this plan.

Stock Based Compensation Information
Pre-tax equity based compensation expense for 2014 includes $356,000 for stock options and restricted stock units, $48,000 for our employee stock purchase plan, and $32,000 for 4,000 shares issued to board members for compensation purposes. Pre-tax equity based compensation expense for 2013 includes $373,000 for stock options and restricted stock units, $44,000 for our employee stock purchase plan, and $30,000 for 5,000 shares issued to board members for compensation purposes.

(In thousands)	2014	2013
Pre-tax equity compensation expense	$436	$447
Income tax benefits related to equity based compensation	$—	$—
We use historical data to estimate pre-vesting forfeitures. At December 31, 2014, the total unrecognized compensation cost related to non-vested equity based compensation arrangements was $1,422,000 and the related weighted average period over which it is expected to be recognized is 2.73 years.
NOTE 8 – NET LOSS PER SHARE
Net loss per basic and diluted share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Common equivalent shares consist of common shares to be issued upon exercise of stock options, restricted stock units and from participation in our employee stock purchase plan, as calculated using the treasury stock method. All potentially dilutive common equivalent shares are excluded from the calculation of net loss per diluted share due to their anti-dilutive effect. As a result, no common equivalent shares were included in the calculation of net loss per diluted share for the years ended December 31, 2014 or December 31, 2013. The components of net loss per basic and diluted share are as follows:

(In thousands except per share amounts)	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Year Ended 12/31/2014:
Basic	$(1,487)	6,576	$(0.23)
Dilutive effect of common equivalent shares	—	—	—
Dilutive	$(1,487)	6,576	$(0.23)

(In thousands except per share amounts)	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Year Ended 12/31/2013:
Basic	$(6,168)	6,798	$(0.91)
Dilutive effect of common equivalent shares	—	—	—
Dilutive	$(6,168)	6,798	$(0.91)
The calculation of diluted net loss per common share excludes 683,000 potentially dilutive shares for the year ended December 31, 2014 and 614,000 potentially dilutive shares for the year ended December 31, 2013, because their effect would be anti-dilutive.
NOTE 9 – OTHER FINANCIAL STATEMENT DATA
Inventories consist of the following:

	December 31,
(In thousands)	2014	2013
Raw materials and purchased parts	$6,581	$6,690
Work in process	503	553
Finished goods	4,573	4,088
Total inventories	$11,657	$11,331

Equipment and leasehold improvements consist of the following:

	December 31,
(In thousands)	2014	2013
Equipment	$12,382	$10,265
Leasehold improvements	1,615	1,598
	13,997	11,863
Accumulated depreciation and amortization	(11,079)	(10,591)
	$2,918	$1,272
Total depreciation and amortization expense related to equipment and leasehold improvements was $1,081,000 for the year ended December 31, 2014 and $949,000 for the year ended December 31, 2013.
Intangible assets consist of the following:

	December 31, 2014			December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,625	$(2,338)	$287	$2,915	$(2,779)	$136
Software	206	(23)	183	—	—	—
Marketing assets and customer relationships	101	(10)	91	—	—	—
Non-compete agreements	101	(20)	81	—	—	—
	$3,033	$(2,391)	$642	$2,915	$(2,779)	$136
Amortization expense for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,		Weighted Avg. Remaining Life-Years at December 31, 2014
(In thousands)	2014	2013
Patents	$113	$121	6.2
Software	23	—	4.9
Marketing assets and customer relationships	10	—	8.2
Non-compete agreements	20	—	3.2
	$166	$121
Amortization of patents has been classified as research and development expense in the accompanying consolidated statement of operations. Estimated aggregate amortization expense based on current intangible assets for the next five years is expected to be as follows: $163,000 in 2015, $137,000 in 2016, $110,000 in 2017, $68,000 in 2018 and $62,000 in 2019.
Accrued expenses consist of the following:

	December 31,
(In thousands)	2014	2013
Wages and benefits	$1,715	$862
Warranty liability	839	513
Restructuring and severance costs	—	511
Other	647	355
	$3,201	$2,241

Warranty costs:
We provide for the estimated cost of product warranties, which cover products for periods ranging from one to three years, at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required and could be material. Our warranty liability is included as a component of accrued expenses. At the end of each reporting period we revise our estimated warranty liability based on these factors.
A reconciliation of the changes in our estimated warranty liability is as follows:

	Year Ended December 31,
(In thousands)	2014	2013
Balance at beginning of period	$513	$694
Accrual for warranties	1,171	642
Assumed in acquisition	5	—
Warranty revision	12	(5)
Settlements made during the period	(862)	(818)
Balance at end of period	$839	$513
Deferred warranty revenue:
The current portion of our deferred warranty revenue is included as a component of advance customer payments. A reconciliation of the changes in our deferred warranty revenue is as follows:

	Year Ended December 31,
(In thousands)	2014	2013
Balance at beginning of period	$444	$582
Revenue deferrals	338	299
Assumed in acquisition	89	—
Amortization of deferred revenue	(396)	(437)
Total deferred warranty revenue	475	444
Current portion of deferred warranty revenue	(449)	(279)
Long-term deferred warranty revenue	$26	$165
NOTE 10 – GOODWILL
Goodwill increased by $797,000 in 2014 due to our acquisition of LDI. There was no change in our goodwill balance in 2013. Adjustments to provisional amounts reflected in our March 31, 2014 consolidated balance sheet for the LDI acquisition resulted in a $46,000 increase to goodwill in the three months ended June 30, 2014.
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

In determining fair value under the income approach, our expected cash flows are affected by various assumptions. Fair value on a discounted cash flow basis uses our business plan and projections as the basis for expected future cash flow forecasts, with an estimation of residual growth rates thereafter. For our 2014 and 2013 goodwill impairment tests, we utilized a 15% discount rate and our terminal value was based on a multiple equal to 6 times our projected future earnings before interest, taxes, depreciation and amortization. We believe the significant assumptions used in our 2014 and 2013 goodwill impairment tests, including a 15% discount rate, are reflective of the assumptions currently used in the marketplace to evaluate fair value. Our recent analyses indicate that our goodwill at December 31, 2014 in the amount of $1,366,000 and December 31, 2013 in the amount of $569,000 is not impaired.
NOTE 11 – INCOME TAXES
Loss before income taxes consists of the following:

	Year Ended December 31,
(In thousands)	2014	2013
Sources of income (loss) before income taxes:
United States	$(2,536)	$(7,636)
Foreign	1,182	1,282
Total loss before income taxes	$(1,354)	$(6,354)
The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
(In thousands)	2014	2013
Current:
Federal	$(10)	$(448)
State	13	28
Foreign	10	(45)
Total current	$13	$(465)
Deferred:
Federal	$73	$122
State	1	—
Foreign	46	157
Total deferred	$120	$279
Total provision (benefit) for income taxes	$133	$(186)
A reconciliation of the statutory rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2014	2013
Federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	6.4	0.7
U.S. Subpart F income	(2.6)	(0.7)
Stock based compensation	(1.1)	(0.2)
Research and experimentation credit	7.8	1.6
Foreign rate difference	34.1	7.2
Reserve for income taxes	0.7	7.1
Valuation allowance	(86.6)	(45.9)
Other, net	(2.5)	(0.9)
Effective tax rate	(9.8)%	2.9%

Our effective tax rate for 2014 and 2013 reflects the impact of having a significant portion of our operations in Singapore where corporate income tax rates are substantially lower than the United States. Lower tax rates in foreign jurisdictions negatively impacted our income tax rate by 34.1% in 2014 and 7.2% in 2013.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

	Year Ended December 31,
(In thousands)	2014	2013
Gross UTB balance at beginning of year	$1,408	$1,500
Additions based on tax positions related to the current year	165	188
Additions for tax positions of prior years	—	123
Reductions for tax positions of prior years	(48)	(45)
Reductions due to lapse of applicable statute of limitations	(17)	(358)
Gross UTB balance at end of year	$1,508	$1,408
Net UTB balance at end of year	$140	$150
The ending net UTB results from adjusting the gross balance for items such as federal, state, and non-U.S. deferred items, interest and penalties, and deductible taxes. The net UTB is a long-term income tax reserve within our consolidated balance sheets. We recognize interest and penalties related to unrecognized tax benefits in tax expense. Accrued interest and penalties on a gross basis were $6,000 as of December 31, 2014 and $12,000 as of December 31, 2013.
During the year ended December 31, 2014 we recorded a $10,000 decrease in our liability for uncertain tax positions that was recorded as an income tax benefit. Estimated gross interest and penalties included in this amount were $6,000. During the year ended December 31, 2013 we recorded a $450,000 decrease in our liability for uncertain tax positions that was recorded as an income tax benefit. Estimated gross interest and penalties included in this amount were $158,000.
We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Our federal income tax returns for years after 2010 are still subject to examination by the Internal Revenue Service. We are no longer subject to state and local income tax examinations by tax authorities for years prior to 2010. Our 2012 income tax return for Singapore is currently being audited by the Inland Revenue Authority of Singapore. We do not presently anticipate that the outcome of this audit will have any impact on our financial position or results of operations.
Deferred tax assets and liabilities consist of the following:

	December 31, 2014		December 31, 2013
(In thousands)	Assets	Liabilities	Assets	Liabilities
Equipment, leaseholds and intangible amortization, net	$464	$256	$520	$75
Inventory allowances	653	—	636	—
Accrued expenses	353	—	287	—
Warranty accrual	289	—	178	—
Deferred revenue	300	—	419	—
Accounts receivable allowance	194	—	244	—
Federal and state tax credits	3,175	—	3,014	—
Federal and state net operating loss carry forwards	4,296	—	3,138	—
Foreign net operating loss carry forwards	419	—	838	—
Stock based compensation	391	—	437	—
Unrealized gains and losses - other comprehensive income (loss)	115	—	8	—
Other, net	137	—	139	—
Subtotal	10,786	256	9,858	75
Valuation allowance	(10,500)	—	(9,627)	—
Total deferred tax assets and liabilities	$286	$256	$231	$75

We currently have significant deferred tax assets as a result of temporary differences between taxable income on our tax returns and U.S. GAAP income, research and development tax credit carry forwards and federal, state and foreign net operating loss carry forwards. A deferred tax asset generally represents future tax benefits to be received when temporary differences previously reported in our consolidated financial statements become deductible for income tax purposes, or when net operating loss carry forwards are applied against future taxable income, or when tax credit carry forwards are utilized on our tax returns. We assess the realizability of our deferred tax assets and the need for a valuation allowance based on the guidance provided in current financial accounting standards.
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
At December 31, 2014, we concluded that a $10.5 million valuation allowance is needed for all of our United States and Singapore based deferred tax assets due to our recurring losses and near term financial outlook. In analyzing the need for a valuation allowance, we first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions where we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. Finally, we considered both our near and long-term financial outlook and timing regarding when we might return to profitability. After considering all available evidence both positive and negative, we concluded that the valuation allowance is needed for all of our U.S. and Singapore based deferred tax assets. A similar analysis was performed in 2013, resulting in a $9.6 million valuation allowance at December 31, 2013 for substantially all of our United States and Singapore based deferred tax assets. Our valuation allowance increased by $873,000 in 2014 due to the increase in total deferred tax assets. At December 31, 2014, we had federal R&D tax credit carryforwards of $3,363,000 that will begin to expire in 2019 and a federal net operating loss carry forward of $11,491,000 that will begin to expire in 2022, if unused. At December 31, 2014, the amount of tax benefit from the exercise of stock options that will be recorded as a credit to stockholder's equity when realized is insignificant.
Deferred tax assets at December 31, 2014, include $103,000 for net operating loss carry forwards incurred in the UK by CyberOptics Ltd., which was acquired in 1999. A valuation allowance has not been recorded against these deferred tax assets. The utilization of these net operating loss carry forwards is dependent on CyberOptics Ltd.’s ability to generate sufficient UK taxable income during the carry forward period. We reduced our deferred tax asset for UK net operating loss carry forwards by $8,000 in 2013 due to reductions in the future UK income tax rate.
Cash payments for income taxes, net of refunds received, were $6,000 for the year ended December 31, 2014. Cash refunds received for income taxes, net of payments, were $1,269,000 for the year ended December 31, 2013.
It is our current intention to permanently reinvest all undistributed earnings of our international subsidiaries, and accordingly, we have not provided U.S. income taxes on those earnings. If we were to repatriate some portion of the undistributed earnings in the future, any such repatriation is not expected to have a significant impact on our financial position or results of operations.
NOTE 12 – OPERATING LEASES
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
We lease a 10,165 square foot mixed office and warehouse facility in Bloomington, Minnesota. The lease was assumed on March 14, 2014 with our purchase of LDI and expires on April 30, 2018. Rental expense, including the effects of lease incentives, is recognized on a straight-line basis over the term of the lease. We are also required to pay insurance, property taxes and other operating expenses related to the leased facility.
We lease a 19,805 square foot mixed office and warehouse facility in Singapore. The lease expires in July 2016, contains an escalation clause and one three year renewal option. Rental expense is recognized on a straight-line basis over the three year lease term. In addition, we lease facilities for the operations of our other subsidiaries under operating leases that expire at various times through June 2018.

Total rent expense was $1,299,000 for the year ended December 31, 2014 and $1,141,000 for the year ended December 31, 2013. At December 31, 2014, the future minimum lease payments required under non-cancelable operating lease agreements are as follows:

Year ending December 31,	(In thousands)
2015	$897
2016	760
2017	587
2018	529
Total	$2,773
NOTE 13 – 401(K) AND OTHER DEFINED CONTRIBUTION PLANS
We have a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code (the Code), whereby eligible employees may contribute a portion of their earnings, not to exceed annual amounts allowed under the Code. In addition, we may also make contributions at the discretion of the Board of Directors. We provided matching contributions to employees totaling $227,000 in 2014 and $218,000 in 2013.
We also contribute to defined contribution retirement savings plans on behalf of our employees in the United Kingdom. We made contributions to these plans totaling $35,000 in 2014 and $39,000 in 2013.
NOTE 14 – SIGNIFICANT CUSTOMERS, GEOGRAPHIC AREAS, AND BUSINESS SEGMENTS
The following summarizes our revenue by product line:

(In thousands)	2014	2013
SMT and High Precision 3D OEM Sensors	$15,493	$10,792
Semiconductor Sensors	7,595	7,096
SMT Inspection Systems	18,089	15,420
3D Scanning Solutions and Services	5,306	—
Total	$46,483	$33,308
The following summarizes certain significant customer information:

(In thousands)	Significant Customer	Revenues	Percentage of Revenues
Year ended December 31, 2014	A	$7,928	17%
	B	$3,778	8%
Year ended December 31, 2013	A	$5,870	18%
	B	$2,257	7%
As of December 31, 2014, accounts receivable from significant customer A were $929,000 and accounts receivable from significant customer B were $893,000. As of December 31, 2013, accounts receivable from significant customer A were $578,000 and accounts receivable from significant customer B were $604,000.
Our LaserAlign® sensor family has historically accounted for a significant portion of our revenues and profitability. Revenue from product shipments of LaserAlign sensors accounted for 20% of our total revenue in both 2014 and 2013. Our revenue, results of operations and cash flows would be negatively impacted if our LaserAlign customers are unsuccessful selling the products into which our sensors are incorporated, design their products to function without our sensors, purchase sensors from other suppliers, or otherwise terminate their relationships with us.
Export sales as a percentage of total sales were 73% for the year ended December 31, 2014 and 78% for the year ended December 31, 2013. Export sales are attributed to the country where the product is shipped. Substantially all of our export sales are negotiated, invoiced and paid in U.S. dollars.

Revenue by geographic area is summarized as follows:

	Year Ended December 31,
(In thousands)	2014	2013
United States	$12,339	$7,339
Americas	1,233	999
Netherlands	3,813	2,257
Other Europe	7,978	6,505
China	3,665	2,645
Japan	8,460	6,690
Other Asia	8,182	6,465
Other	813	408
Total revenues	$46,483	$33,308
Long-lived assets include equipment and leasehold improvements and intangibles and other assets attributable to each geographic area’s operations. Long-lived assets at December 31, 2014 and 2013 are as follows:

(In thousands)	2014	2013
Long-lived assets:
United States	$3,245	$952
Europe	8	23
Asia and other	307	433
Total long-lived assets	$3,560	$1,408
NOTE 15 – RESTRUCTURING AND SEVERANCE COSTS
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
A summary of our restructuring accrual follows:

(In thousands)	Fourth Quarter 2013 Workforce Reduction
Balance, December 31, 2012	$—
Cost incurred	952
Payments made	441
Balance, December 31, 2013	511
Cost incurred	—
Payments made	511
Balance, December 31, 2014	$—
NOTE 16 – CONTINGENCIES
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
NOTE 17 – SHARE REPURCHASE
In October 2012 our Board of Directors authorized a $3.0 million share repurchase program. We adopted a 10b5-1trading plan to implement the program. In 2013, we spent $3.0 million to repurchase 508,535 shares of our common stock. The share repurchase program concluded in the fourth quarter of 2013 and no more share repurchases will be made under the October 2012 authorization.
NOTE 18 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(In thousands, except per share amounts)

2014	March 31	June 30	September 30	December 31
Revenues	$9,835	$13,263	$11,657	$11,728
Gross margin	4,568	5,867	5,296	5,454
Income (loss) from operations	(722)	(275)	(514)	34
Net income (loss)	(809)	(315)	(448)	85
Net income (loss) per share - Basic (1)	(0.12)	(0.05)	(0.07)	0.01
Net income (loss) per share - Diluted (1)	(0.12)	(0.05)	(0.07)	0.01

2013	March 31	June 30	September 30	December 31
Revenues	$6,713	$9,317	$8,726	$8,552
Gross margin	2,939	4,074	4,006	3,631
Loss from operations (2)	(2,024)	(1,171)	(961)	(2,010)
Net loss	(2,146)	(1,200)	(774)	(2,048)
Net loss per share - Basic (1)	(0.31)	(0.17)	(0.11)	(0.31)
Net loss per share - Diluted (1)	(0.31)	(0.17)	(0.11)	(0.31)

(1)	The summation of quarterly per share amounts may not equal the calculation for the full year, as each quarterly calculation is performed discretely.

(2)	Includes a restructuring and severance charge of $952,000 in the fourth quarter of 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
CyberOptics Corporation
We have audited the accompanying consolidated balance sheets of CyberOptics Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CyberOptics Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.
/s/GRANT THORNTON LLP
Minneapolis, Minnesota
March 12, 2015

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
(i). MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934 Rule 13a-15(f), and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based upon criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2014 based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO. This evaluation did not include the internal controls related to our acquisition of Laser Design Inc. on March 14, 2014.
Because CyberOptics is a smaller reporting company, this annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.
(ii). During the quarter ended December 31, 2014, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
NONE.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained under the headings “Proposal I–Election of Directors,” “Information About our Board of Directors and its Committees and Other Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement for its annual meeting of shareholders to be held May 18, 2015 (hereafter, the Proxy Statement), is hereby incorporated by reference.
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
The following table describes shares of our common stock that are available as of December 31, 2014 for purchase under outstanding stock-based awards, or reserved for issuance under stock-based awards or other rights that may be granted in the future, under our equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in column (a))
Equity compensation plans approved by security holders
1998 Stock Incentive Plan (1)	524,901	$7.84	251,458
Stock Option Plan for Non-Employee Directors	54,000	12.78	—
Stock Grant Plan for Non-Employee Directors	N/A	N/A	32,000
Employee Stock Purchase Plan (2)	N/A	N/A	131,602
Total	578,901	$8.30	415,060

(1)	In addition to options, shares may be issued in the form of restricted stock awards, performance awards and other stock-based awards.

(2)	Shares are issued based on employees’ elections to participate in the plan.
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

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)      Financial Statements: The Consolidated Financial Statements included in Item 8 to this Form 10-K consist of the following:

Consolidated Balance Sheets as of December 31, 2014 and 2013.
Consolidated Statements of Operations for the years ended December 31, 2014 and 2013.
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014 and 2013.
Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013.
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2013.
Notes to the Consolidated Financial Statements.

(b)	LIST OF EXHIBITS
Exhibit Number	Description
2.0
Asset purchase agreement by and among LDI Acquisition Corp., Laser Design Inc., GKS Services Corp., Innovative Design Group, Inc. 3D Scanning Technologies, Ltd., and certain shareholders of Laser Design, Inc. dated as of January 14, 2014 (incorporated by reference to Exhibit 2.0 to the Company's annual report on Form 10-K for the year ended December 31, 2014).

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K dated September 8, 2008).
*4.1
CyberOptics Corporation Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 filed August 10, 2006 (file no 333-136500)).

*4.2
CyberOptics Corporation 1998 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed August 14, 2012 (file no. 333-183296)).

*4.3	CyberOptics Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed August 10, 2011 (file no 333-176196)).
*4.4
CyberOptics Corporation Stock Grant Plan for Non-Employee Directors (incorporated by reference to the Company's Registration Statement on Form S-8 filed August 13, 2014 (file no 333-198100) and Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed August 14, 2008 (file no 333-153015)).

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

*10.3	Severance Pay Agreement with Jeffrey A. Bertelsen (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K dated May 19, 2008).
*10.4	Amendment to Severance Pay Agreement with Jeffrey A. Bertelsen (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K dated May 18, 2009).
*10.5	Clarification to Severance Pay Agreement with Jeffrey A. Bertelsen (incorporated by reference to Exhibit 10.9 to the Company’s annual report on Form 10-K for the year ended December 31, 2011).
*10.6	Separation agreement with Kathleen P. Iverson dated December 20, 2013 (incorporated by reference to Exhibit 10.11 to the Company's annual report on Form 10-K for the year ended December 31, 2013)
*10.7	Employment agreement with Subodh Kulkarni dated January 13, 2014 (incorporated by reference to Exhibit 10.12 to the Company's annual report on Form 10-K for the year ended December 31, 2013)
10.8
Tenancy agreement between RBC Investor Services Trust Singapore Limited and CyberOptics Singapore Private Limited dated April 4, 2013 (incorporated by reference to Exhibit 10 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013).

*10.9	Form of stock option agreement used for option grants to employees.
*10.10	Form of restricted stock award agreement used for awards to employees.
21.0	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0
Financial statements formatted in Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity, and (vi) the Notes to the Consolidated Financial Statements.

* Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBEROPTICS CORPORATION

/s/ SUBODH KULKARNI
By Subodh Kulkarni, President and CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ SUBODH KULKARNI	President and CEO	March 12, 2015
Subodh Kulkarni	(Principal Executive Officer)

/s/ ALEX B. CIMOCHOWSKI	Director	March 12, 2015
Alex B. Cimochowski

/s/ MICHAEL M. SELZER, JR.	Director	March 12, 2015
Michael M. Selzer, Jr.

/s/ IRENE M. QUALTERS	Director	March 12, 2015
Irene M. Qualters

/s/ CRAIG D. GATES	Director	March 12, 2015
Craig D. Gates

/s/ JEFFREY A. BERTELSEN	Vice President, CFO, and COO	March 12, 2015
Jeffrey A. Bertelsen	(Principal Financial Officer
and Principal Accounting Officer)