Form 10-Q
period 2015-03-31
CYBEROPTICS CORP
filed 2015-05-07
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At April 30, 2015, there were 6,685,866 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION
(Unaudited)

(In thousands, except share information)	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$3,452	$5,171
Marketable securities	5,307	5,285
Accounts receivable, less allowance for doubtful accounts of $579 at March 31, 2015 and $561 at December 31, 2014	8,111	7,945
Inventories	12,659	11,657
Other current assets	1,101	1,202
Deferred tax assets	82	82
Total current assets	30,712	31,342

Marketable securities, long-term	9,631	9,889
Equipment and leasehold improvements, net	2,723	2,918
Intangible assets, net	615	642
Goodwill	1,366	1,366
Other assets	183	188
Deferred tax assets	57	67
Total assets	$45,287	$46,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,760	$4,713
Advance customer payments	391	490
Accrued expenses	2,988	3,201
Total current liabilities	8,139	8,404

Deferred rent	248	285
Deferred warranty revenue	15	26
Deferred tax liability	124	119
Reserve for income taxes	140	140
Total liabilities	8,666	8,974

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 6,685,866 shares issued and outstanding at March 31, 2015 and 6,643,851 shares issued and outstanding at December 31, 2014	30,522	30,145
Accumulated other comprehensive loss	(1,684)	(1,271)
Retained earnings	7,783	8,564
Total stockholders’ equity	36,621	37,438
Total liabilities and stockholders’ equity	$45,287	$46,412
SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2015	2014
Revenues	$9,545	$9,835
Cost of revenues	4,984	5,267

Gross margin	4,561	4,568

Research and development expenses	1,989	2,007
Selling, general and administrative expenses	3,381	3,279
Amortization of intangibles	17	4

Loss from operations	(826)	(722)

Interest income and other	65	(46)

Loss before income taxes	(761)	(768)

Income tax provision	20	41

Net loss	$(781)	$(809)

Net loss per share – Basic	$(0.12)	$(0.12)
Net loss per share – Diluted	$(0.12)	$(0.12)

Weighted average shares outstanding – Basic	6,676	6,507
Weighted average shares outstanding – Diluted	6,676	6,507
SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014
Net loss	$(781)	$(809)

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(386)	80

Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses)	19	(1)
Reclassification adjustment	—	—
Total unrealized gains (losses) on available-for-sale securities	19	(1)

Unrealized gains (losses) on foreign exchange forward contracts:
Unrealized gains (losses)	(228)	15
Reclassification adjustment for losses included in net loss	182	38
Total unrealized gains (losses) on foreign exchange forward contracts	(46)	53

Other comprehensive income (loss), before tax	(413)	132
Income tax provision related to items of other comprehensive income (loss)	—	—
Other comprehensive income (loss), net of tax	(413)	132
Total comprehensive loss	$(1,194)	$(677)
SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(781)	$(809)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	495	364
Provision for doubtful accounts	18	5
Deferred taxes	15	—
Foreign currency transaction (gains) losses	(121)	48
Stock compensation costs	117	107
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(184)	846
Inventories	(1,361)	(231)
Other assets	83	(72)
Accounts payable	92	1,159
Advance customer payments	(99)	(226)
Accrued expenses	(289)	12
Net cash provided by (used in) operating activities	(2,015)	1,203

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale marketable securities	1,169	1,277
Proceeds from sales of available-for-sale marketable securities	416	3,000
Purchases of available-for-sale marketable securities	(1,333)	(1,590)
Acquisition of Laser Design, Inc. (LDI)	—	(3,092)
Additions to equipment and leasehold improvements	(119)	(95)
Additions to patents	(18)	(21)
Net cash provided by (used in) investing activities	115	(521)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	260	49
Net cash provided by financing activities	260	49

Effects of exchange rate changes on cash and cash equivalents	(79)	1

Net increase (decrease) in cash and cash equivalents	(1,719)	732

Cash and cash equivalents – beginning of period	5,171	3,101
Cash and cash equivalents – end of period	$3,452	$3,833
SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE (UNAUDITED) INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CYBEROPTICS CORPORATION
1. INTERIM REPORTING:
The interim condensed consolidated financial statements presented herein as of March 31, 2015, and for the three month periods ended March 31, 2015 and 2014, are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.
The results of operations for the three month period ended March 31, 2015 do not necessarily indicate the results to be expected for the full year. The December 31, 2014 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
In the three months ended March 31, 2015, LDI contributed $1,241,000 to our revenue and $272,000 to our net loss. In the three months ended March 31, 2014, LDI contributed $517,000 to our revenue and $91,000 to our net loss.
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

(In thousands, except per share amounts)	Three Months Ended March 31,
	2015	2014
Revenue	$9,545	$11,215
Net loss	(781)	(628)
Basic and diluted loss per share	$(0.12)	$(0.10)

We incurred approximately $117,000 in LDI related acquisition costs. Approximately $47,000 of these costs are recorded as selling, general and administrative expenses in the first quarter of 2014, with the remaining balance recorded as selling, general and administrative expense in 2013. The pro forma consolidated net loss for 2014 reflected in the table above was adjusted to exclude all acquisition related costs and the impact of the fair value adjustment to acquisition date inventories of $222,000.

3. MARKETABLE SECURITIES:
Our investments in marketable securities are classified as available-for-sale and consist of the following:

	March 31, 2015
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$3,526	$3	$—	$3,529
Corporate debt securities and certificates of deposit	1,747	1	—	1,748
Asset backed securities	30	—	—	30
Marketable securities – short-term	$5,303	$4	$—	$5,307
Long-Term
U.S. government and agency obligations	$5,859	$19	$—	$5,878
Corporate debt securities and certificates of deposit	2,166	7	—	2,173
Asset backed securities	1,482	1	—	1,483
Equity security	42	55	—	97
Marketable securities – long-term	$9,549	$82	$—	$9,631

	December 31, 2014
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$3,378	$2	$—	$3,380
Corporate debt securities and certificates of deposit	1,903	2	—	1,905
Marketable securities – short-term	$5,281	$4	$—	$5,285
Long-Term
U.S. government and agency obligations	$5,761	$3	$(5)	$5,759
Corporate debt securities and certificates of deposit	1,867	1	(1)	1,867
Asset backed securities	2,156	1	(1)	2,156
Equity security	42	65	—	107
Marketable securities – long-term	$9,826	$70	$(7)	$9,889
Our investments in marketable debt securities all have maturities of less than five years. At March 31, 2015, marketable debt securities valued at $13,639,000 were in an unrealized gain position totaling $31,000 and marketable debt securities valued at $1,202,000 were in an inconsequential unrealized loss position. At December 31, 2014, marketable debt securities valued at $9,287,000 were in an unrealized gain position totaling $9,000 and marketable debt securities valued at $5,780,000 were in an unrealized loss position totaling $7,000 (all had been in an unrealized loss position for less than 12 months).
Net pre-tax unrealized gains for marketable securities of $86,000 at March 31, 2015 and $67,000 at December 31, 2014 were recorded as a component of accumulated other comprehensive loss in stockholders’ equity. We received proceeds from the sale of marketable securities of $416,000 in the three months ended March 31, 2015 and $3,000,000 in the three months ended March 31, 2014. No gain or loss was recognized on any of the sales during the three months ended March 31, 2015 or the three months ended March 31, 2014.
Investments in marketable securities classified as cash equivalents of $128,000 at March 31, 2015 and $321,000 at December 31, 2014 consist of the following:

	March 31, 2015
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Recorded Basis
Corporate debt securities and certificates of deposit	$128	$—	$—	$128
	$128	$—	$—	$128

	December 31, 2014
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Recorded Basis
Corporate debt securities and certificates of deposit	$321	$—	$—	$321
	$321	$—	$—	$321
Cash and marketable securities held by foreign subsidiaries totaled $1,292,000 at March 31, 2015 and $1,095,000 at December 31, 2014.

4. DERIVATIVES:
We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies associated with our subsidiary in Singapore. These transactions are designated as cash flow hedges and are recorded in the accompanying balance sheet at fair value. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Hedge ineffectiveness and the amounts excluded from effectiveness testing recognized in earnings on cash flow hedges were not material for the three month periods ended March 31, 2015 and March 31, 2014.
The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months. Accordingly, at March 31, 2015 and December 31, 2014, all of our open foreign exchange forward contracts had maturities of one year or less. The dollar equivalent gross notional amount of our foreign exchange forward contracts designated as cash flow hedges was approximately $5.8 million at March 31, 2015 and $7.1 million at December 31, 2014.
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

	Three Months Ended March 31, 2015
(In thousands)	Pretax Loss Recognized in Other Comprehensive Income (Loss) on Effective Portion of Derivative	Pretax Loss Recognized in Earnings on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Loss	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Earnings
Cost of revenues	$(143)	$(112)	$—
Research and development	(49)	(35)	—
Selling, general and administrative	(36)	(35)	—
Total	$(228)	$(182)	$—

	Three Months Ended March 31, 2014
(In thousands)	Pretax Gain Recognized in Other Comprehensive Income (Loss) on Effective Portion of Derivative	Pretax Loss Recognized in Earnings on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Loss	Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Earnings
Cost of revenues	$10	$(20)	$—
Research and development	3	(9)	—
Selling, general and administrative	2	(9)	—
Total	$15	$(38)	$—

Amounts recorded in accumulated other comprehensive loss for the after tax net unrealized loss associated with cash flow hedging instruments was $458,000 at March 31, 2015 and $412,000 at December 31, 2014. We expect to reclassify the March 31, 2015 pretax unrealized loss of $402,000 recorded in accumulated other comprehensive loss to earnings over the next 12 months with the impact offset by cash flows from underlying hedged items. The fair value of our foreign exchange forward contracts representing losses in the amount of $389,000 at March 31, 2015 and $352,000 at December 31, 2014 has been recorded in accrued expenses.
Additional information with respect to the impact of derivative instruments on other comprehensive income (loss) is included in Note 11. Additional information with respect to the fair value of derivative instruments is included in Note 5.
Our foreign exchange forward contracts contain credit risk to the extent that our bank counter-parties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counter-parties to major financial institutions. We do not expect material losses as a result of defaults by other parties.
5. FAIR VALUE MEASUREMENTS:
We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our marketable securities and foreign exchange forward contracts as of March 31, 2015 and December 31, 2014 according to the three-level fair value hierarchy:

	Fair Value Measurements at March 31, 2015 Using
(In thousands)	Balance March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$9,407	$—	$9,407	$—
Corporate debt securities and certificates of deposit	3,921	—	3,921	—
Asset backed securities	1,513	—	1,513	—
Equity security	97	97	—	—
Total marketable securities	$14,938	$97	$14,841	$—

Derivative instruments-liabilities:
Foreign exchange forward contracts	$389	$—	$389	$—

	Fair Value Measurements at December 31, 2014 Using
(In thousands)	Balance December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$9,139	$—	$9,139	$—
Corporate debt securities and certificates of deposit	3,772	—	3,772	—
Asset backed securities	2,156	—	2,156	—
Equity security	107	107	—	—
Total marketable securities	$15,174	$107	$15,067	$—

Derivative instruments-liabilities:
Foreign exchange forward contracts	$352	$—	$352	$—
During the three months ended March 31, 2015 and the year ended December 31, 2014 there were no transfers within the three level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed which merit a transfer between the disclosed levels of the valuation hierarchy.
The fair value for our U.S. government and agency obligations, corporate debt securities and certificates of deposit and asset backed securities are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers. The fair value for our equity security is based on a quoted market price obtained from an active market.
The fair value for our foreign exchange forward contracts is based on foreign currency spot and forward rates obtained from reputable financial institutions, with resulting valuations periodically validated by obtaining foreign currency spot rate and forward quotes from other industry standard sources or third party or counterparty quotes. The fair value of our foreign exchange forward contracts representing losses in the amount of $389,000 as of March 31, 2015 and $352,000 as of December 31, 2014 has been recorded in accrued expenses.
The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other current liabilities approximate their related fair values due to the short-term maturities of these instruments. Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value during the three months ended March 31, 2015 or March 31, 2014.

6. ACCOUNTING FOR STOCK-BASED COMPENSATION:
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
Stock Incentive Plans
As of March 31, 2015, there are 842,062 shares of common stock reserved in the aggregate for issuance of awards to employees, officers and others under our two stock incentive plans. Although our Compensation Committee has authority to issue options, restricted stock, restricted stock units, share grants and other share based benefits under these plans, it has only issued restricted stock units and options under the plans during the past ten years. As of March 31, 2015, there were 291,458 shares of common stock available for future awards that may be granted under these plans to employees, officers and others. Reserved shares underlying outstanding awards, including options and restricted shares, that are forfeited are available under our active plan for future grant.

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
The following is a summary of stock option activity for the three months ended March 31, 2015:

	Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2014	578,901	$8.30
Granted	—	—
Exercised	(35,001)	7.43
Expired	(40,000)	11.18
Forfeited	—	—
Outstanding, March 31, 2015	503,900	$8.14

Exercisable, March 31, 2015	214,922	$8.26

The intrinsic value of an option is the amount by which the market price of the underlying stock exceeds its exercise price. For options outstanding at March 31, 2015, the weighted average remaining contractual term of all outstanding options was 4.67 years and their aggregate intrinsic value was $1,134,000. At March 31, 2015, the weighted average remaining contractual term of options that were exercisable was 2.85 years and their aggregate intrinsic value was $540,000. The aggregate intrinsic value of stock options exercised was $105,000 in the three months ended March 31, 2015. We received proceeds from stock option exercises of $260,000 in the three months ended March 31, 2015 and $49,000 in the three months ended March 31, 2014. No tax benefit was realized from the exercise of these stock options and no amounts were credited to additional paid-in capital. The total fair value of options that vested was $139,000 in the three months ended March 31, 2015.
Restricted Stock Units
Restricted stock units are valued at a price equal to the fair market value of our common stock on the date of grant, vest over a four year period provided the employee is still working for the company and entitle the holders to one share of our common stock for each restricted stock unit. There were no restricted stock units granted in the three months ended March 31, 2015. The aggregate fair value of outstanding restricted stock units based on the closing share price of our common stock on March 31, 2015 was $472,000. The aggregate fair value of restricted stock units that vested, based on the closing share price of our common stock on the vesting date, was $71,000 in the three months ended March 31, 2015.
A summary of activity in non-vested restricted stock units for the three months ended March 31, 2015 is as follows:

Non-vested restricted stock units	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	53,718	$7.43
Granted	—	—
Vested	(7,014)	7.06
Forfeited	—	—
Non-vested at March 31, 2015	46,704	$7.49
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. There were no shares issued under this plan in the three months ended March 31, 2015 or March 31, 2014. As of March 31, 2015, 131,602 shares remain available for future issuance under this plan.

Stock Grant Plan for Non-Employee Directors
Our stock grant plan for non-employee directors provides for automatic grants of 1,000 shares of our common stock to each of our non-employee directors upon their re-election to the Board of Directors. The plan allows for the issuance of up to 60,000 shares of our common stock and will expire on May 19, 2018. No shares of common stock were issued under this plan in the three months ended March 31, 2015 or March 31, 2014. As of March 31, 2015, 32,000 shares of common stock are reserved in the aggregate for future issuance under this plan.
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
Equity based compensation expense in the three months ended March 31, 2015 totaled $117,000 and includes $73,000 for stock option awards, $16,000 for our employee stock purchase plan and $28,000 for unvested restricted stock units. Equity based compensation expense in the three months ended March 31, 2014 totaled $107,000 and includes $69,000 for stock option awards, $8,000 for our employee stock purchase plan, and $30,000 for unvested restricted stock units.
At March 31, 2015, the total unrecognized compensation cost related to non-vested equity based compensation arrangements was $1,273,000 and the related weighted average period over which it is expected to be recognized is 2.64 years.

7. INVENTORIES AND WARRANTIES:
Inventories consist of the following:

(In thousands)	March 31, 2015	December 31, 2014
Raw materials and purchased parts	$7,426	$6,581
Work in process	872	503
Finished goods	4,361	4,573
Total inventories	$12,659	$11,657
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
A reconciliation of the changes in our estimated warranty liability is as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Balance at beginning of period	$839	$513
Accrual for warranties	199	271
Assumed in acquisition	—	5
Settlements made during the period	(192)	(189)
Balance at end of period	$846	$600

Deferred warranty revenue:
The current portion of our deferred warranty revenue is included as a component of advance customer payments. A reconciliation of the changes in our deferred warranty revenue is as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Balance at beginning of period	$475	$444
Revenue deferrals	49	15
Assumed in acquisition	—	89
Amortization of deferred revenue	(184)	(67)
Total deferred warranty revenue	340	481
Current portion of deferred warranty revenue	(325)	(360)
Long-term deferred warranty revenue	$15	$121

8. INTANGIBLE ASSETS:
Intangible assets consist of the following:

	March 31, 2015			December 31, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,642	$(2,366)	$276	$2,625	$(2,338)	$287
Software	206	(30)	176	206	(23)	183
Marketing assets and customer relationships	101	(13)	88	101	(10)	91
Non-compete agreements	101	(26)	75	101	(20)	81
	$3,050	$(2,435)	$615	$3,033	$(2,391)	$642
Amortization expense for the three month periods ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Patents	$29	$24
Software	7	2
Marketing assets and customer relationships	3	1
Non-compete agreements	6	1
	$45	$28
Amortization of patents has been classified as research and development expense in the accompanying statements of operations. Estimated aggregate amortization expense based on current intangibles for the next five years is expected to be as follows: $123,000 for the remainder of 2015, $143,000 in 2016, $116,000 in 2017, $68,000 in 2018, $62,000 in 2019 and $62,000 in 2020.
Intangible and other long lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when future undiscounted cash flows expected to result from use of the asset and eventual disposition are less than the carrying amount.

9. SIGNIFICANT CUSTOMERS:
Export sales were 72% of revenue in the three months ended March 31, 2015 and 74% of revenue in the three months ended March 31, 2014. Virtually all of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Americas	$68	$211
Europe	2,720	2,159
Asia	4,026	4,934
Other	97	20
Total export sales	$6,911	$7,324
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
We are dependent upon two customers, Juki and Assembleon, for a significant portion of our total revenue. For the three months ended March 31, 2015, sales to Juki accounted for 13% of our total revenue and sales to Assembleon accounted for 9% of our total revenue.

10. NET LOSS PER SHARE:
Net loss per basic and diluted share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Common equivalent shares consist of common shares to be issued upon exercise of stock options, restricted stock units and from participation in our employee stock purchase plan, as calculated using the treasury stock method. All potentially dilutive common equivalent shares are excluded from the calculations of net loss per diluted share due to their anti-dilutive effect. As a result, no common equivalent shares were included in the calculations of net loss per diluted share for the three month periods ended March 31, 2015 or March 31, 2014. The components of net loss per basic and diluted share are as follows:

(In thousands except per share amounts)	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended March 31, 2015:
Basic	$(781)	6,676	$(0.12)
Dilutive effect of common equivalent shares	—	—	—
Dilutive	$(781)	6,676	$(0.12)

(In thousands except per share amounts)	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended March 31, 2014:
Basic	$(809)	6,507	$(0.12)
Dilutive effect of common equivalent shares	—	—	—
Dilutive	$(809)	6,507	$(0.12)
The calculation of diluted net loss per common share excludes 573,000 potentially dilutive shares for the three months ended March 31, 2015 and 770,000 potentially dilutive shares for the three months ended March 31, 2014 because their effect would be anti-dilutive.

11. COMPREHENSIVE INCOME (LOSS):
Taxes related to items of other comprehensive income (loss) are as follows:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount	Before Tax	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments	$(386)	$—	$(386)	$80	$—	$80

Net changes related to available-for-sale securities:
Unrealized gains (losses)	19	—	19	(1)	—	(1)
Reclassification adjustment	—	—	—	—	—	—
Total net changes related to available-for-sale securities	19	—	19	(1)	—	(1)

Net changes related to foreign exchange forward contracts:
Unrealized gains (losses)	(228)	—	(228)	15	—	15
Reclassification adjustment for losses included in net loss	182	—	182	38	—	38
Total net changes related to foreign exchange forward contracts	(46)	—	(46)	53	—	53

Other comprehensive income (loss)	$(413)	$—	$(413)	$132	$—	$132
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

Details about Components of Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statements of Operations
	Three Months Ended March 31,
(In thousands)	2015	2014
Unrealized losses on foreign exchange forward contracts	$(112)	$(20)	Cost of revenues
	(35)	(9)	Research and development expenses
	(35)	(9)	Selling, general and administrative expenses
	(182)	(38)	Total before tax
	—	—	Income tax provision (benefit)
	$(182)	$(38)	Net of tax

At March 31, 2015 and March 31, 2014, components of accumulated other comprehensive loss is as follows:

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Foreign Exchange Forward Contracts	Accumulated Other Comprehensive Loss
Balances at December 31, 2014	$(920)	$61	$(412)	$(1,271)
Other comprehensive income (loss) before reclassifications	(386)	19	(228)	(595)
Amounts reclassified from accumulated other comprehensive loss	—	—	182	182
Total change for the period	(386)	19	(46)	(413)
Balances at March 31, 2015	$(1,306)	$80	$(458)	$(1,684)

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Foreign Exchange Forward Contracts	Accumulated Other Comprehensive Loss
Balances at December 31, 2013	$(456)	$32	$(116)	$(540)
Other comprehensive income (loss) before reclassifications	80	(1)	15	94
Amounts reclassified from accumulated other comprehensive loss	—	—	38	38
Total change for the period	80	(1)	53	132
Balances at March 31, 2014	$(376)	$31	$(63)	$(408)

12. INCOME TAXES:
We recorded income tax expense of $20,000 in the three months ended March 31, 2015, compared to $41,000 in the three months ended March 31, 2014. At March 31, 2015, we continue to have a valuation allowance recorded against all of our United States and Singapore based deferred tax assets. The valuation allowances may be reversed once our operations and outlook materially strengthen. Income tax expense in the three months ended March 31, 2015 and the three months ended March 31, 2014, reflects minimal state income tax expense and foreign income tax expense associated with our subsidiaries in the United Kingdom and China.
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
We have concluded that a valuation allowance is needed for all of our United States and Singapore based deferred tax assets due to our recurring losses and our near term financial outlook. In analyzing the need for a valuation allowance, we first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions where we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. Finally, we considered both our near and long-term financial outlook and timing regarding when we might return to profitability. After considering all available evidence both positive and negative, we concluded that a valuation allowance is needed for all of our U.S. and Singapore based deferred tax assets as of March 31, 2015 and December 31, 2014.
Deferred tax assets at March 31, 2015 include net operating loss carry forwards incurred in the UK by CyberOptics Ltd., which was acquired in 1999. A valuation allowance has not been recorded against these deferred tax assets. The utilization of these net operating loss carry forwards is dependent on CyberOptics Ltd.’s ability to generate sufficient UK taxable income during the carry forward period.
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
14. RECENT ACCOUNTING DEVELOPMENTS:
In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on the recognition of revenue from contracts with customers (ASU No. 2014-09, Revenue from Contracts with Customers). Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. As currently issued, the guidance is effective January 1, 2017 and early adoption is not permitted. The FASB has proposed delaying the standard by one year. If the proposal is approved, early adoption would be permitted as of the original effective date. We are currently evaluating the method of adoption and the impact of the new guidance on our consolidated financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

The preparation of the financial information contained in this Form 10-Q requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition, bad debts, warranty obligations, inventory valuation, intangible assets and income taxes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. These critical accounting policies are discussed in more detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2014.

FORWARD LOOKING STATEMENTS:

The following management’s discussion and analysis contains a number of estimates and predictions that are forward looking rather than based on historical fact. Among other matters, we discuss (i) our level of anticipated revenues, gross margins, and expenses; (ii) the timing of initial revenue and margin improvements from new products that we have under development, that have been recently introduced or we anticipate introducing in the future; (iii) our beliefs regarding trends in the general economy and its impact on markets for our products; (iv) our forecasts for significant sales and bottom line improvements in the second quarter on a sequential basis and profitability for the nine months ended December 31, 2015; (v) our forecasts for at least 10% growth in sales and at least break-even operating results for 2015 and (vi) the impact of currency fluctuations on our operations. Although we have made these statements based on our experience and best estimate of future events, there may be events or factors that we have not anticipated, and the accuracy of our statements and estimates are subject to a number of risks, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
Our 3D MRS technology will also be deployed in our new 3D automated optical inspection (AOI) system, the SQ3000, which is designed to expand our presence in markets requiring high precision inspection. In these markets identifying defects has become highly challenging and critical due to smaller electronics packaging and increasing component density on circuit boards. We believe the combination of our MRS technology and sophisticated 3D fusing algorithms will allow us to offer microscopic image quality at production speeds. We are optimistic about the future sales potential of the SQ3000 given the results of our beta tests and feedback we have received during customer demonstrations. We expect to recognize initial revenues from the SQ3000 in the second quarter of 2015.

Our acquisition of LDI represents another aspect of our 3D strategy. We are incorporating our MRS technology into a new 3D scanning system, CyberGage 360, that we believe will serve a wide range of inspection applications in the general purpose 3D metrology market. We are forecasting the first sales of our 3D-equipped CyberGage 360 scanning system in the second half of 2015. We believe the unique performance characteristics of MRS that inhibit reflections and enable very accurate measurements at fast speeds, will give CyberGage 360 a competitive advantage in the marketplace for 3D scanning systems relative to speed, accuracy and ease of use.
We also intend to expand sales of MRS technology into adjacent targeted markets that require high precision optical 3D inspection, including through new OEM opportunities. An example would be our recent agreement to supply KLA-Tencor with 3D sensor subsystems for back-end semiconductor packaging.
We also have committed funds to development of new products for inspecting memory modules. In February 2015, we received an order of approximately $1.0 million from one of the world’s top four memory manufacturers for our newly-developed MX600 system that will inspect memory modules at the end of the production line after singulation, bringing our total backlog for this product at the end of the first quarter to approximately $1.5 million. We received an additional $2.0 million order for this product in April, further boosting our backlog of this product to approximately $3.5 million. Revenue from the sale of our first MX600 is expected to be recognized in the second quarter. Revenues from the balance of the MX600 orders are expected to be recognized in the second half of 2015.
We believe that MRS technology is a break-through technology for optical inspection, with the potential to facilitate expansion of our markets in the future. For our existing markets in SMT and semiconductor inspection and 3D scanning solutions, we are introducing new products based on MRS technology in 2015, that we believe present a significant opportunity for growth. The interest we have generated from beta site partners and potential customers to whom we have demonstrated our MRS-based products, causes us to forecast significant sales and bottom line improvements in the second quarter on a sequential basis and profitability for the rest of 2015. Accordingly, despite our first quarter results, we anticipate at least 10% growth in sales and at least break-even operating results for 2015.
We believe that we have the resources required to attain our growth objectives, given our available cash and marketable securities balances totaling $18.4 million at March 31, 2015.
Revenues
Our revenues decreased by 3% to $9.5 million in the three months ended March 31, 2015, from $9.8 million in the three months ended March 31, 2014. The following table sets forth revenues by product line for the three month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(In thousands)	2015	2014
SMT and High Precision 3D OEM Sensors	$3,017	$2,822
Semiconductor Sensors	2,119	1,789
SMT Inspection Systems	3,168	4,707
3D Scanning Solutions and Services	1,241	517
Total	$9,545	$9,835
Revenue from sales of surface mount technology (SMT) and high precision 3D OEM sensors increased by $195,000 or 7% to $3.0 million in the three months ended March 31, 2015, from $2.8 million in the three months ended March 31, 2014. Revenue increases were mainly driven by higher sales of 3D solder paste inspection sensors to Viscom, and sales of MRS enabled 3D sensor subsystems.
Revenue from sales of semiconductor sensors, principally our WaferSense® and ReticleSense® product lines, increased by $330,000 or 18% to $2.1 million in the three months ended March 31, 2015, from $1.8 million in the three months ended March 31, 2014, as these products continue to gain traction in the marketplace. We are devoting additional resources to increased marketing of our WaferSense products. We anticipate that the benefits from growing market awareness and new product introductions will continue to result in additional sales. We also are starting to target WaferSense products at manufacturers of flat panel displays and LED's, as these customers are finding that WaferSense® is able to significantly improve their manufacturing processes and yields.

Revenue from sales of SMT inspection systems decreased by $1.5 million or 33% to $3.2 million in the three months ended March 31, 2015, from $4.7 million in the three months ended March 31, 2014. Revenue from sales of solder paste inspection (SPI) systems decreased by $593,000 or 35% to $1.1 million in three months ended March 31, 2015, from $1.7 million in the three months ended March 31, 2014. Revenue from sales of 2D AOI systems decreased by $1.1 million or 41% to $1.5 million in the three months ended March 31, 2015, from $2.6 million in the three months ended March 31, 2014. Sales of both SPI and AOI systems were negatively impacted in the three months ended March 31, 2015 due, we believe, to customers waiting for the availability of our new 3D AOI system, the SQ3000. In the second quarter, we expect to complete all remaining engineering for the SQ3000 and recognize our first revenues from the sale of this system.
We believe that new system products we plan to introduce, particularly those based on our new 3D MRS technology and including our new SQ3000 AOI system, will strengthen our future competitive position in the SMT inspection systems market and that technology trends toward smaller components and electronics packaging and increasing component density on circuit boards, coupled with higher production line speeds, will continue to drive demand in the future.
Revenue from sales of 3D scanning solutions and services increased significantly in the three months ended March 31, 2015 when compared to the three months ended March 31, 2014 due to the timing of our acquisition of LDI, which closed on March 14, 2014.
Export revenue totaled $6.9 million or 72% of total revenue in the three months ended March 31, 2015, compared to $7.3 million or 74% of total revenue in the three months ended March 31, 2014. The slight decrease in export revenue as a percentage of total revenue was due to the decline in sales of SMT systems, which tend to have a higher proportion of sales outside the United States compared to our other products.
Cost of Revenues and Gross Margin
Cost of revenues were essentially unchanged in the three months ended March 31, 2015, when compared to the three months ended March 31, 2014. Items included in cost of revenues that fluctuate with the level of sales include raw materials, direct labor and factory overhead costs. Total gross margin as a percentage of revenues was 48% in the three months ended March 31, 2015, compared to 46% in the three months ended March 31, 2014. The increase in gross margin was due to a change in product mix, with proportionately more revenue in the three months ended March 31, 2015 coming from higher margin WaferSense® and ReticleSense® products and 3D scanning services.
Our markets are highly price competitive, particularly the electronic assembly market, resulting in continual pressure on our gross margins. We compensate for pricing pressure by introducing new products with more features and improved performance and through manufacturing cost reduction programs. Many products that we've recently introduced or are about to introduce, including our SQ3000 3D AOI system, CyberGage 360 scanning system and WaferSense sensors, have more favorable margins than many of our existing products.
Operating Expenses
Operating expenses as a percentage of revenue were slightly higher in the three months ended March 31, 2015, when compared to the three months ended March 31, 2014, due to the slight year over year decrease in our revenues and to the addition of LDI. We owned LDI for the entire first quarter of 2015, compared to only a small portion of the first quarter of 2014.
Research and development expenses were essentially flat on a year-over-year basis at $2.0 million or 21% of revenue in the three months ended March 31, 2015, compared to $2.0 million or 20% of revenue in the three months ended March 31, 2014. Incremental costs resulting from our acquisition of LDI did not contribute significantly to research and development expense in the three months ended March 31, 2015 or the three months ended March 31, 2014. Research and development expenditures were focused on continued development of our MRS technology, 3D AOI and memory inspection systems, and CyberGage 360 scanning system.
Selling, general and administrative expenses were $3.4 million or 35% of revenue in the three months ended March 31, 2015, compared to $3.3 million or 33% of revenue in the three months ended March 31, 3014. LDI accounted for $600,000 of additional expense in the three months ended March 31, 2015 when compared to the three months ended March 31, 2014, due to the timing of the acquisition last year, which closed on March 14, 2014. Expense increases related to LDI were offset in part by lower professional fees, lower incentive compensation due to soft first quarter results, and cost savings from selective reductions in SMT systems sales and marketing personnel that were implemented in the last six months of 2014.

Interest Income and Other
Interest income and other includes interest earned on investments and gains and losses associated with foreign currency transactions, including intercompany financing transactions associated with our subsidiaries in the United Kingdom and Singapore. Because we maintain our investments in instruments designed to avoid risk of loss of principal, in the current interest rate environment, we have generated very little interest income. We recognized a gain from foreign currency transactions, primarily intercompany financing transactions, of $67,000 in the three months ended March 31, 2015, compared to a loss of $49,000 in the three months ended March 31, 2014.
Income Taxes
We recorded income tax expense of $20,000 in the three months ended March 31, 2015, compared to $41,000 in the three months ended March 31, 2014. At March 31, 2015, we continue to have a valuation allowance recorded against all of our United States and Singapore based net deferred tax assets. The valuation allowances may be reversed once our operations and outlook materially strengthen. Income tax expense in the three months ended March 31, 2015 and the three months ended March 31, 2014, reflects minimal state income tax expense and foreign income tax expense associated with our subsidiaries in the United Kingdom and China.
Our 2012 income tax return for Singapore is currently being audited by the Inland Revenue Authority of Singapore. We do not presently anticipate that the outcome of this audit will have any impact on our financial position or results of operations.
Order Rate and Backlog
Our orders totaled $10.4 million in the three months ended March 31, 2015, compared to $12.7 million in the three months ended December 31, 2014, and $13.0 million in the three months ended March 31, 2014. Backlog totaled $6.8 million at March 31, 2015, $5.9 million at December 31, 2014 and $7.3 million at March 31, 2014.
The scheduled shipment (or estimated timing of revenue for systems recognized upon acceptance) for backlog at March 31, 2015 is as follows:

(In thousands)	Backlog
2nd Quarter 2015	$4,628
3rd Quarter 2015 and beyond	2,176
Total backlog	$6,804
Liquidity and Capital Resources
Our cash and cash equivalents decreased by $1.7 million in the three months ended March 31, 2015, principally resulting from cash used by operating activities of $2.0 million, purchases of fixed asset and capitalized patent costs totaling $137,000, offset in part by $252,000 of proceeds from sales and maturities of marketable securities, net of purchases of marketable securities, and proceeds from the exercise of stock options totaling $260,000. Our cash and cash equivalents fluctuate in part because of sales and maturities of marketable securities, and investment of cash balances in marketable securities, or from other sources of cash. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Combined balances of cash and marketable securities decreased by $1.9 million to $18.4 million as of March 31, 2015 from $20.3 million as of December 31, 2014.
Operating activities used $2.0 million of cash in the three months ended March 31, 2015. Cash used by operations included our net loss of $781,000, which included non-cash expenses totaling $524,000 for depreciation and amortization, provision for doubtful accounts, deferred income taxes, non-cash gains from foreign currency transactions and stock compensation expenses. Changes in operating assets and liabilities providing cash included an increase in accounts payable of $92,000 and a decrease in other assets of $83,000. Changes in operating assets and liabilities using cash included an increase in accounts receivable of $184,000, an increase in inventories of $1.4 million, a decrease in accrued expenses of $289,000 and a decrease in advance customer payments of $99,000. The increase in accounts payable was not significant and was due mainly to the timing of quarter end purchases and payments to suppliers. The decrease in other assets was due to a reduction in refundable VAT and GST taxes. The increase in accounts receivable was due to a higher percentage of sales occurring later in the quarter, resulting in higher receivable balances given normal trade terms. Inventories were driven higher due to initial stocking requirements for new products, including MRS sensors and our SQ3000 3D AOI system. Accrued expenses decreased due to payment of calendar year 2014 incentive compensation accruals in the three months ended March 31, 2015. Advance customer payments declined due to recognition of revenue for transactions that were previously collected and deferred at December 31, 2014.

Investing activities provided $115,000 of cash in the three months ended March 31, 2015. Changes in the level of investment in marketable securities, resulting from the purchases, sales and maturities of those securities provided $252,000 of cash in the three months ended March 31, 2015. We used $137,000 of cash in the three months ended March 31, 2015 for the purchase of fixed assets and capitalized patent costs.
Financing activities provided $260,000 of cash in the three months ended March 31, 2015 from the exercise of employee stock options.
At March 31, 2015 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes.
Except for obligations under facility leases and purchase contracts, we had no material commitments for expenditures as of March 31, 2015. Purchase commitments for inventory can vary based on the volume of revenue and resulting inventory requirements. We continually evaluate investment opportunities that come to our attention and could make a significant commitment in the future.
Our cash, cash equivalents and marketable securities totaled $18.4 million at March 31, 2015. We believe that on-hand cash, cash equivalents and marketable securities, coupled with anticipated future cash flow from operations, will be adequate to fund our cash flow needs for the foreseeable future, including contractual obligations discussed above.
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
We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies associated with our subsidiary in Singapore. These transactions are designated as cash flow hedges. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings. The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months and, accordingly, at March 31, 2015, all of our open foreign exchange forward contracts had maturities of one year or less. The dollar equivalent gross notional amount of our foreign exchange forward contracts designated as cash flow hedges at March 31, 2015 was approximately $5.8 million.
At March 31, 2015, our open foreign exchange forward contracts were in an unrealized loss position equal to $389,000 on a pre-tax basis due to a strengthening of the U.S. dollar in relation to the Singapore dollar during the time from when we first entered into these contracts through March 31, 2015. If the exchange rate between the U.S. dollar and the Singapore dollar were to remain unchanged over the next twelve months, we would realize this pre-tax loss through our statement of operations. If the U.S. dollar were to further strengthen, the unrealized loss on our open foreign exchange forward contracts would increase. However, if the U.S. dollar strengthens, our costs, when converted from Singapore dollars to U.S. dollars, would decline, and because we do not fully hedge all of our future anticipated cash flows that are denominated in Singapore dollars, the decline in costs would normally exceed the increased loss from hedging. Conversely, if the U.S. dollar were to weaken in future periods in relation to the Singapore dollar, the loss on our open foreign exchange forward contracts would be reduced, but our costs would increase and the increased costs in U.S. dollar terms would normally exceed the reduction in the loss from hedging. The ultimate impact of any fluctuation in the relationship between the U.S. dollar and Singapore dollar is dependent on the level of Singapore denominated cash flows in future periods.

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
b.          Except as set forth below, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
On March 14, 2014, we acquired substantially all of the assets of Laser Design Inc. The integration of this business represented a material change in our internal control over financial reporting. Management's most recent assessment of internal control did not include the internal controls related to Laser Design Inc. We have now completed our integration of the processes and procedures of Laser Design Inc. with respect to internal controls. Management will continue to evaluate internal control over financial reporting of Laser Design Inc. as part of our assessment of our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A – RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results.

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
Dated: May 7, 2015