Form 10-Q
period 2015-09-30
CYBEROPTICS CORP
filed 2015-11-06
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At October 31, 2015, there were 6,730,711 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION
(Unaudited)

(In thousands, except share information)	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$3,308	$5,171
Marketable securities	5,009	5,285
Accounts receivable, less allowance for doubtful accounts of $573 at September 30, 2015 and $561 at December 31, 2014	8,283	7,945
Inventories	12,432	11,657
Other current assets	1,677	1,202
Deferred tax assets	82	82
Total current assets	30,791	31,342

Marketable securities, long-term	8,341	9,889
Equipment and leasehold improvements, net	2,423	2,918
Intangible assets, net	584	642
Goodwill	1,366	1,366
Other assets	178	188
Deferred tax assets	47	67
Total assets	$43,730	$46,412

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,761	$4,713
Advance customer payments	588	490
Accrued expenses	2,236	3,201
Total current liabilities	7,585	8,404

Deferred rent	241	285
Deferred warranty revenue	7	26
Deferred tax liability	134	119
Reserve for income taxes	140	140
Total liabilities	8,107	8,974

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 6,730,711 shares issued and outstanding at September 30, 2015 and 6,643,851 shares issued and outstanding at December 31, 2014	31,003	30,145
Accumulated other comprehensive loss	(1,888)	(1,271)
Retained earnings	6,508	8,564
Total stockholders’ equity	35,623	37,438
Total liabilities and stockholders’ equity	$43,730	$46,412
SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Revenues	$9,937	$11,657	$29,736	$34,755
Cost of revenues	5,698	6,361	16,367	19,024

Gross margin	4,239	5,296	13,369	15,731

Research and development expenses	1,956	2,266	5,858	6,669
Selling, general and administrative expenses	2,987	3,527	9,663	10,536
Amortization of intangibles	17	17	50	37

Loss from operations	(721)	(514)	(2,202)	(1,511)

Interest income and other	228	75	207	2

Loss before income taxes	(493)	(439)	(1,995)	(1,509)

Income tax provision	21	9	61	63

Net loss	$(514)	$(448)	$(2,056)	$(1,572)

Net loss per share – Basic	$(0.08)	$(0.07)	$(0.31)	$(0.24)
Net loss per share – Diluted	$(0.08)	$(0.07)	$(0.31)	$(0.24)

Weighted average shares outstanding – Basic	6,717	6,609	6,694	6,555
Weighted average shares outstanding – Diluted	6,717	6,609	6,694	6,555
SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net loss	$(514)	$(448)	$(2,056)	$(1,572)

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(576)	(233)	(747)	(64)

Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses)	(9)	24	(14)	36
Reclassification adjustment	—	—	—	—
Total unrealized gains (losses) on available-for-sale securities	(9)	24	(14)	36

Unrealized gains (losses) on foreign exchange forward contracts:
Unrealized losses	(217)	(190)	(322)	(121)
Reclassification adjustment for (gains) losses included in net loss	161	(3)	466	29
Total unrealized gains (losses) on foreign exchange forward contracts	(56)	(193)	144	(92)

Other comprehensive loss, before tax	(641)	(402)	(617)	(120)
Income tax provision related to items of other comprehensive loss	—	—	—	—
Other comprehensive loss, net of tax	(641)	(402)	(617)	(120)
Total comprehensive loss	$(1,155)	$(850)	$(2,673)	$(1,692)
SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,056)	$(1,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,430	1,386
Provision for doubtful accounts	13	(14)
Deferred taxes	35	40
Foreign currency transaction gains	(329)	(96)
Stock compensation costs	386	378
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(351)	(2,715)
Inventories	(1,618)	(1,566)
Other assets	(513)	(366)
Accounts payable	147	2,559
Advance customer payments	98	(415)
Accrued expenses	(844)	393
Net cash used in operating activities	(3,602)	(1,988)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale marketable securities	3,505	4,391
Proceeds from sales of available-for-sale marketable securities	1,517	5,047
Purchases of available-for-sale marketable securities	(3,221)	(4,816)
Acquisition of Laser Design, Inc. (LDI)	—	(3,108)
Additions to equipment and leasehold improvements	(399)	(975)
Additions to patents	(75)	(66)
Net cash provided by investing activities	1,327	473

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	294	628
Proceeds from issuance of common stock under employee stock purchase plan	178	113
Net cash provided by financing activities	472	741

Effects of exchange rate changes on cash and cash equivalents	(60)	57

Net decrease in cash and cash equivalents	(1,863)	(717)

Cash and cash equivalents – beginning of period	5,171	3,101
Cash and cash equivalents – end of period	$3,308	$2,384
SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CYBEROPTICS CORPORATION
1. INTERIM REPORTING:
The interim condensed consolidated financial statements presented herein as of September 30, 2015, and for the three and nine month periods ended September 30, 2015 and 2014, are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.
The results of operations for the three and nine month periods ended September 30, 2015 do not necessarily indicate the results to be expected for the full year. The December 31, 2014 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
In the three months ended September 30, 2015, LDI contributed $1,651,000 to our revenue and $68,000 to our net loss. In the three months ended September 30, 2014, LDI contributed $1,304,000 to our revenue and $206,000 to our net loss. In the nine months ended September 30, 2015, LDI contributed $4,597,000 to our revenue and $452,000 to our net loss. In the nine months ended September 30, 2014, LDI contributed $3,480,000 to our revenue and $432,000 to our net loss.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Revenue	$9,937	$11,657	$29,736	$36,135
Net loss	(514)	(448)	(2,056)	(1,377)
Basic and diluted loss per share	$(0.08)	$(0.07)	$(0.31)	$(0.21)

We incurred approximately $117,000 in LDI related acquisition costs. Approximately $47,000 of these costs are recorded as selling, general and administrative expenses in the first quarter of 2014, with the remaining balance recorded as selling, general and administrative expense in 2013. The pro forma consolidated net loss for the three and nine months ended September 30, 2014 reflected in the table above was adjusted to exclude all acquisition related costs and the impact of the fair value adjustment to acquisition date inventories of $222,000.

3. MARKETABLE SECURITIES:
Our investments in marketable securities are classified as available-for-sale and consist of the following:

	September 30, 2015
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$3,917	$4	$—	$3,921
Corporate debt securities and certificates of deposit	1,086	2	—	1,088
Marketable securities – short-term	$5,003	$6	$—	$5,009
Long-Term
U.S. government and agency obligations	$5,909	$23	$—	$5,932
Corporate debt securities and certificates of deposit	1,304	3	—	1,307
Asset backed securities	1,039	1	(1)	1,039
Equity security	42	21	—	63
Marketable securities – long-term	$8,294	$48	$(1)	$8,341

	December 31, 2014
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$3,378	$2	$—	$3,380
Corporate debt securities and certificates of deposit	1,903	2	—	1,905
Marketable securities – short-term	$5,281	$4	$—	$5,285
Long-Term
U.S. government and agency obligations	$5,761	$3	$(5)	$5,759
Corporate debt securities and certificates of deposit	1,867	1	(1)	1,867
Asset backed securities	2,156	1	(1)	2,156
Equity security	42	65	—	107
Marketable securities – long-term	$9,826	$70	$(7)	$9,889
Our investments in marketable debt securities all have maturities of less than five years. At September 30, 2015, marketable debt securities valued at $12,489,000 were in an unrealized gain position totaling $33,000 and marketable debt securities valued at $798,000 were in an unrealized loss position totaling $1,000 (all had been in an unrealized loss position for less than 12 months). At December 31, 2014, marketable debt securities valued at $9,287,000 were in an unrealized gain position totaling $9,000 and marketable debt securities valued at $5,780,000 were in an unrealized loss position totaling $7,000 (all had been in an unrealized loss position for less than 12 months).
Net pre-tax unrealized gains for marketable securities of $53,000 at September 30, 2015 and $67,000 at December 31, 2014 were recorded as a component of accumulated other comprehensive loss in stockholders’ equity. We received proceeds from the sale of marketable securities of $801,000 in the three months ended September 30, 2015, $1,893,000 in the three months ended September 30, 2014, $1,517,000 in the nine months ended September 30, 2015 and $5,047,000 in the nine months ended September 30, 2014. No gain or loss was recognized on any of the sales during the three or nine months ended September 30, 2015 or September 30, 2014.
Investments in marketable securities classified as cash equivalents of $791,000 at September 30, 2015 and $321,000 at December 31, 2014 consist of the following:

	September 30, 2015
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Recorded Basis
Corporate debt securities and certificates of deposit	$791	$—	$—	$791
	$791	$—	$—	$791

	December 31, 2014
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Recorded Basis
Corporate debt securities and certificates of deposit	$321	$—	$—	$321
	$321	$—	$—	$321
Cash and marketable securities held by foreign subsidiaries totaled $862,000 at September 30, 2015 and $1,095,000 at December 31, 2014.

4. DERIVATIVES:
We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies associated with our subsidiary in Singapore. These transactions are designated as cash flow hedges and are recorded in the accompanying balance sheet at fair value. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Hedge ineffectiveness and the amounts excluded from effectiveness testing recognized in earnings on cash flow hedges were not material for the three and nine month periods ended September 30, 2015 and September 30, 2014.
The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months. Accordingly, at September 30, 2015 and December 31, 2014, all of our open foreign exchange forward contracts had maturities of one year or less. The dollar equivalent gross notional amount of our foreign exchange forward contracts designated as cash flow hedges was approximately $3.0 million at September 30, 2015 and $7.1 million at December 31, 2014.
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

	Three Months Ended September 30, 2015
(In thousands)	Pretax Loss Recognized in Other Comprehensive Income (Loss) on Effective Portion of Derivative	Pretax Loss Recognized in Earnings on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Loss
Cost of revenues	$(135)	$(102)
Research and development	(56)	(32)
Selling, general and administrative	(26)	(27)
Total	$(217)	$(161)

	Three Months Ended September 30, 2014
(In thousands)	Pretax Loss Recognized in Other Comprehensive Income (Loss) on Effective Portion of Derivative	Pretax Gain Recognized in Earnings on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Loss
Cost of revenues	$(119)	$3
Research and development	(36)	—
Selling, general and administrative	(35)	—
Total	$(190)	$3

	Nine Months Ended September 30, 2015
(In thousands)	Pretax Loss Recognized in Other Comprehensive Income (Loss) on Effective Portion of Derivative	Pretax Loss Recognized in Earnings on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Loss
Cost of revenues	$(200)	$(289)
Research and development	(78)	(93)
Selling, general and administrative	(44)	(84)
Total	$(322)	$(466)

	Nine Months Ended September 30, 2014
(In thousands)	Pretax Loss Recognized in Other Comprehensive Income (Loss) on Effective Portion of Derivative	Pretax Loss Recognized in Earnings on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Loss
Cost of revenues	$(75)	$(15)
Research and development	(22)	(7)
Selling, general and administrative	(24)	(7)
Total	$(121)	$(29)

Amounts recorded in accumulated other comprehensive loss for the after tax net unrealized loss associated with cash flow hedging instruments was $268,000 at September 30, 2015 and $412,000 at December 31, 2014. We expect to reclassify the September 30, 2015 pretax unrealized loss of $211,000 recorded in accumulated other comprehensive loss to earnings over the next 12 months with the impact offset by cash flows from underlying hedged items. The fair value of our foreign exchange forward contracts representing losses in the amount of $184,000 at September 30, 2015 and $352,000 at December 31, 2014 has been recorded in accrued expenses.
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

5. FAIR VALUE MEASUREMENTS:
We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our marketable securities and foreign exchange forward contracts as of September 30, 2015 and December 31, 2014 according to the three-level fair value hierarchy:

	Fair Value Measurements at September 30, 2015 Using
(In thousands)	Balance September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$9,853	$—	$9,853	$—
Corporate debt securities and certificates of deposit	2,395	—	2,395	—
Asset backed securities	1,039	—	1,039	—
Equity security	63	63	—	—
Total marketable securities	$13,350	$63	$13,287	$—

Derivative instruments-liabilities:
Foreign exchange forward contracts	$184	$—	$184	$—

	Fair Value Measurements at December 31, 2014 Using
(In thousands)	Balance December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$9,139	$—	$9,139	$—
Corporate debt securities and certificates of deposit	3,772	—	3,772	—
Asset backed securities	2,156	—	2,156	—
Equity security	107	107	—	—
Total marketable securities	$15,174	$107	$15,067	$—

Derivative instruments-liabilities:
Foreign exchange forward contracts	$352	$—	$352	$—
During the nine months ended September 30, 2015 and the year ended December 31, 2014 there were no transfers within the three level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed which merit a transfer between the disclosed levels of the valuation hierarchy.
The fair value for our U.S. government and agency obligations, corporate debt securities and certificates of deposit and asset backed securities are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers. The fair value for our equity security is based on a quoted market price obtained from an active market.

The fair value for our foreign exchange forward contracts is based on foreign currency spot and forward rates obtained from reputable financial institutions, with resulting valuations periodically validated by obtaining foreign currency spot rate and forward quotes from other industry standard sources or third party or counterparty quotes. The fair value of our foreign exchange forward contracts representing losses in the amount of $184,000 as of September 30, 2015 and $352,000 as of December 31, 2014 has been recorded in accrued expenses.
The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities approximate their related fair values due to the short-term maturities of these instruments. Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value during the nine months ended September 30, 2015 or September 30, 2014.

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
Stock Incentive Plans
As of September 30, 2015, there are 819,062 shares of common stock reserved in the aggregate for issuance of awards to employees, officers and others under our two stock incentive plans. Although our Compensation Committee has authority to issue options, restricted stock, restricted stock units, share grants and other share based benefits under these plans, it has only issued restricted stock units and options under the plans during the past ten years. As of September 30, 2015, there were 305,040 shares of common stock available for future awards that may be granted under these plans to employees, officers and others. Reserved shares underlying outstanding awards, including options and restricted shares, that are forfeited are available under our active plan for future grant.
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
The following is a summary of stock option activity for the nine months ended September 30, 2015:

	Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2014	578,901	$8.30
Granted	—	—
Exercised	(40,001)	7.36
Expired	(58,000)	11.35
Forfeited	(11,250)	7.71
Outstanding, September 30, 2015	469,650	$8.02

Exercisable, September 30, 2015	191,922	$7.97

The intrinsic value of an option is the amount by which the market price of the underlying stock exceeds its exercise price. For options outstanding at September 30, 2015, the weighted average remaining contractual term of all outstanding options was 4.29 years and their aggregate intrinsic value was $108,000. At September 30, 2015, the weighted average remaining contractual term of options that were exercisable was 2.51 years and their aggregate intrinsic value was $75,000. The aggregate intrinsic value of stock options exercised was $121,000 in the nine months ended September 30, 2015. We received proceeds from stock option exercises of $294,000 in the nine months ended September 30, 2015 and $628,000 in the nine months ended September 30, 2014. No tax benefit was realized from the exercise of these stock options and no amounts were credited to additional paid-in capital. The total fair value of options that vested was $139,000 in the nine months ended September 30, 2015.
Restricted Stock Units
Restricted stock units are valued at a price equal to the fair market value of our common stock on the date of grant, vest over a four year period provided the employee is still working for the company and entitle the holders to one share of our common stock for each restricted stock unit. There were no restricted stock units granted in the three and nine months ended September 30, 2015. The aggregate fair value of outstanding restricted stock units based on the closing share price of our common stock on September 30, 2015 was $280,000. The aggregate fair value of restricted stock units that vested, based on the closing share price of our common stock on the vesting date, was $71,000 in the nine months ended September 30, 2015.
A summary of activity in non-vested restricted stock units for the nine months ended September 30, 2015 is as follows:

Non-vested restricted stock units	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	53,718	$7.43
Granted	—	—
Vested	(7,014)	7.06
Forfeited	(2,332)	6.10
Non-vested at September 30, 2015	44,372	$7.56
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. There were 35,845 shares issued under this plan in the nine months ended September 30, 2015 and 22,324 shares issued under this plan in the nine months ended September 30, 2014. As of September 30, 2015, 95,757 shares remain available for future issuance under this plan.
Stock Grant Plan for Non-Employee Directors
Our stock grant plan for non-employee directors provides for automatic grants of 1,000 shares of our common stock to each of our non-employee directors upon their re-election to the Board of Directors. The plan allows for the issuance of up to 60,000 shares of our common stock and will expire on May 19, 2018. We issued a total of 4,000 shares of common stock under this plan in connection with our annual meeting in May 2015 and 4,000 shares of common stock in connection with our annual meeting in May 2014. The shares issued in 2015 had a fair market value on the date of grant equal to $41,000 (weighted average grant date fair value of $10.36). The shares issued in 2014 had a fair market value on the date of grant equal to $32,000 (weighted average grant date fair value of $8.05). As of September 30, 2015, 28,000 shares of common stock are reserved in the aggregate for future issuance under this plan.
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

Equity based compensation expense in the three months ended September 30, 2015 totaled $110,000 and includes $63,000 for stock option awards, $23,000 for our employee stock purchase plan, and $24,000 for unvested restricted stock units. Equity based compensation expense in the nine months ended September 30, 2015, totaled $386,000 and includes $211,000 for stock option awards, $55,000 for our employee stock purchase plan, $79,000 for unvested restricted stock units and $41,000 for shares issued to our non-employee directors.
Equity based compensation expense in the three months ended September 30, 2014 totaled $117,000 and includes $74,000 for stock option awards, $15,000 for our employee stock purchase plan, and $28,000 for unvested restricted stock units. Equity based compensation expense in the nine months ended September 30, 2014 totaled $378,000 and includes $224,000 for stock option awards, $33,000 for our employee stock purchase plan, $89,000 for unvested restricted stock units and $32,000 for shares issued to our non-employee directors.
At September 30, 2015, the total unrecognized compensation cost related to non-vested equity based compensation arrangements was $1,036,000 and the related weighted average period over which it is expected to be recognized is 2.12 years.

7. INVENTORIES AND WARRANTIES:
Inventories:

(In thousands)	September 30, 2015	December 31, 2014
Raw materials and purchased parts	$6,389	$6,581
Work in process	577	503
Finished goods	5,466	4,573
Total inventories	$12,432	$11,657
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
A reconciliation of the changes in our estimated warranty liability is as follows:

	Nine Months Ended September 30,
(In thousands)	2015	2014
Balance at beginning of period	$839	$513
Accrual for warranties	376	896
Assumed in acquisition	—	5
Warranty revision	10	2
Settlements made during the period	(547)	(640)
Balance at end of period	$678	$776

Deferred warranty revenue:
The current portion of our deferred warranty revenue is included as a component of advance customer payments. A reconciliation of the changes in our deferred warranty revenue is as follows:

	Nine Months Ended September 30,
(In thousands)	2015	2014
Balance at beginning of period	$475	$444
Revenue deferrals	277	369
Assumed in acquisition	—	89
Amortization of deferred revenue	(518)	(338)
Total deferred warranty revenue	234	564
Current portion of deferred warranty revenue	(227)	(519)
Long-term deferred warranty revenue	$7	$45

8. INTANGIBLE ASSETS:
Intangible assets consist of the following:

	September 30, 2015			December 31, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,698	$(2,420)	$278	$2,625	$(2,338)	$287
Software	206	(45)	161	206	(23)	183
Marketing assets and customer relationships	101	(18)	83	101	(10)	91
Non-compete agreements	101	(39)	62	101	(20)	81
	$3,106	$(2,522)	$584	$3,033	$(2,391)	$642
Amortization expense for the three and nine month periods ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Patents	$27	$30	$83	$84
Software	7	7	22	16
Marketing assets and customer relationships	4	2	9	6
Non-compete agreements	6	7	19	14
	$44	$46	$133	$120
Amortization of patents has been classified as research and development expense in the accompanying statements of operations. Estimated aggregate amortization expense based on current intangibles for the next five years is expected to be as follows: $44,000 for the remainder of 2015, $162,000 in 2016, $135,000 in 2017, $80,000 in 2018, $62,000 in 2019 and $62,000 in 2020.
Intangible and other long lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when future undiscounted cash flows expected to result from use of the asset and eventual disposition are less than the carrying amount.

9. SIGNIFICANT CUSTOMERS:
Export sales were 73% of revenue in the three months ended September 30, 2015 and 73% of revenue in the nine months ended September 30, 2015. Export sales were 70% of revenue in the three months ended September 30, 2014 and 74% of revenue in the nine months ended September 30, 2014. Virtually all of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Americas	$619	$424	$888	$1,118
Europe	3,053	3,172	8,644	8,328
Asia	3,559	4,440	11,912	15,841
Other	41	165	282	538
Total export sales	$7,272	$8,201	$21,726	$25,825
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
We are dependent upon two customers, Juki and Assembleon, for a significant portion of our total revenue. For the nine months ended September 30, 2015, sales to Juki accounted for 13% of our total revenue and sales to Assembleon accounted for 12% of our total revenue.

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

(In thousands except per share amounts)	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended September 30, 2015
Basic	$(514)	6,717	$(0.08)
Dilutive effect of common equivalent shares	—	—	—
Dilutive	$(514)	6,717	$(0.08)

(In thousands except per share amounts)	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended September 30, 2014
Basic	$(448)	6,609	$(0.07)
Dilutive effect of common equivalent shares	—	—	—
Dilutive	$(448)	6,609	$(0.07)

(In thousands except per share amounts)	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Nine Months Ended September 30, 2015:
Basic	$(2,056)	6,694	$(0.31)
Dilutive effect of common equivalent shares	—	—	—
Dilutive	$(2,056)	6,694	$(0.31)

(In thousands except per share amounts)	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Nine Months Ended September 30, 2014:
Basic	$(1,572)	6,555	$(0.24)
Dilutive effect of common equivalent shares	—	—	—
Dilutive	$(1,572)	6,555	$(0.24)
The calculation of diluted net loss per common share excludes 553,000 and 636,000 potentially dilutive shares for the three months ended September 30, 2015 and 2014, and 562,000 and 694,000 potentially dilutive shares for the nine months ended September 30, 2015 and 2014 because their effect would be anti-dilutive.
11. COMPREHENSIVE INCOME (LOSS):
Reclassification adjustments are made to avoid double counting for items included in comprehensive income that are also recorded as part of net loss. Reclassifications to earnings related to cash flow hedging instruments are discussed in Note 4. There is no tax effect related to any of the items of other comprehensive income in the three and nine months ended September 30, 2015 and 2014. We have recorded a valuation allowance against all of our United States and Singapore based deferred tax assets. Accordingly, we do not expect to record a tax provision for items of other comprehensive income until such time as the valuation allowance is substantially reduced. The effect of the reclassifications from comprehensive income to earnings by line item is as follows:

Details about Components of Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Unrealized gains (losses) on foreign exchange forward contracts	$(102)	$3	$(289)	$(15)	Cost of revenues
	(32)	—	(93)	(7)	Research and development expenses
	(27)	—	(84)	(7)	Selling, general and administrative expenses
	(161)	3	(466)	(29)	Total before tax
	—	—	—	—	Income tax provision (benefit)
	$(161)	$3	$(466)	$(29)	Net of tax
At September 30, 2015 and September 30, 2014, components of accumulated other comprehensive loss is as follows:

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Foreign Exchange Forward Contracts	Accumulated Other Comprehensive Loss
Balances at December 31, 2014	$(920)	$61	$(412)	$(1,271)
Other comprehensive loss before reclassifications	(747)	(14)	(322)	(1,083)
Amounts reclassified from accumulated other comprehensive loss	—	—	466	466
Total change for the period	(747)	(14)	144	(617)
Balances at September 30, 2015	$(1,667)	$47	$(268)	$(1,888)

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Foreign Exchange Forward Contracts	Accumulated Other Comprehensive Loss
Balances at December 31, 2013	$(456)	$32	$(116)	$(540)
Other comprehensive income (loss) before reclassifications	(64)	36	(121)	(149)
Amounts reclassified from accumulated other comprehensive loss	—	—	29	29
Total change for the period	(64)	36	(92)	(120)
Balances at September 30, 2014	$(520)	$68	$(208)	$(660)

12. INCOME TAXES:
We recorded income tax expense of $61,000 in the nine months ended September 30, 2015, compared to $63,000 in the nine months ended September 30, 2014. At September 30, 2015, we continue to have a valuation allowance recorded against all of our United States and Singapore based deferred tax assets. The valuation allowances may be reversed once our operations and outlook materially strengthen. Income tax expense in the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, reflects minimal state income tax expense and foreign income tax expense associated with our subsidiaries in the United Kingdom and China.
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
We have concluded that a valuation allowance is needed for all of our United States and Singapore based deferred tax assets due to our recurring losses and our near term financial outlook. In analyzing the need for a valuation allowance, we first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions where we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. Finally, we considered both our near and long-term financial outlook and timing regarding when we might return to profitability. After considering all available evidence both positive and negative, we concluded that a valuation allowance is needed for all of our U.S. and Singapore based deferred tax assets as of September 30, 2015 and December 31, 2014.
Deferred tax assets at September 30, 2015 include net operating loss carry forwards incurred in the UK by CyberOptics Ltd., which was acquired in 1999. A valuation allowance has not been recorded against these deferred tax assets. The utilization of these net operating loss carry forwards is dependent on CyberOptics Ltd.’s ability to generate sufficient UK taxable income during the carry forward period.
Our 2012 income tax return for Singapore is currently being audited by the Inland Revenue Authority of Singapore. We do not presently anticipate that the outcome of this audit will have any impact on our financial position or results of operations.
In October 2015 we repatriated approximately $3.6 million of the undistributed earnings of our international subsidiaries. The repatriation is not expected to have a significant impact on our financial position or results of operations.
13. SHARE REPURCHASE:

In August of 2015, our Board of Directors authorized a $2.0 million share repurchase program. The common stock may be acquired from time to time in open market transactions, block purchases and other transactions complying with the Securities and Exchange Commission’s Rule 10b-18. We adopted a 10b5-1 trading plan to implement the repurchase program. We did not repurchase any of our common stock in the three months ended September 30, 2015.

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
In July 2015, the FASB issued guidance on simplifying the measurement of inventory (Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory). The guidance requires an entity to measure inventory at the lower of cost or net realizable value, which consists of estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The new guidance eliminates unnecessary complexity that exists under current "lower of cost or market" guidance. For public entities, the updated guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The guidance is to be applied prospectively as of the beginning of an interim or annual reporting period, with early adoption permitted. We do not believe the implementation of this standard will have a material impact on our consolidated financial statements.

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
We believe that MRS is a break-through technology for optical inspection, with the potential to facilitate expansion of our markets in the future. For our existing markets in surface mount technology (SMT), semiconductor inspection and 3D scanning solutions, we are introducing new products based on MRS technology that we believe present a significant opportunity for growth.
We recently entered into a mutually exclusive agreement to supply KLA-Tencor with high-precision 3D sensor subsystems for its back end semiconductor packaging inspection systems. We also have established a supply agreement with another OEM customer for 3D sensor subsystems and have sold initial units for testing and demonstration purposes. The sensor subsystems are based on the new MRS technology that we have been developing for the past several years. We intend to expand sales of MRS technology into both the SMT market and adjacent targeted markets that require high precision optical 3D inspection, including through new OEM opportunities.

Our 3D MRS technology has also been deployed in our new 3D automated optical inspection (AOI) system, the SQ3000, which is designed to expand our presence in markets requiring high precision inspection. In these markets identifying defects has become highly challenging and critical due to smaller electronics packaging and increasing component density on circuit boards. We believe the combination of our MRS technology and sophisticated 3D fusing algorithms will allow us to offer microscopic image quality at production speeds. We recognized our initial revenues from sales of the SQ3000 in the second quarter of 2015, and ended the third quarter with an order backlog of more than $2.0 million. We are optimistic about the future sales potential of the SQ3000 given the competitive advantages offered by our MRS technology.
Our acquisition of LDI represents another aspect of our 3D strategy. We are incorporating our MRS technology into a new 3D scanning system, CyberGage 360, that we believe will serve a wide range of inspection applications in the general purpose 3D metrology market. Although we have achieved our measurement accuracy targets for CyberGage 360 in a lab environment, further improvement in consistency is required before customer beta testing can be launched. Interest in this product remains strong, and we presently anticipate initial CyberGage 360 sales in the first half of 2016. We believe the unique performance characteristics of MRS that inhibit reflections and enable very accurate measurements at fast speeds, will give CyberGage 360 a competitive advantage in the marketplace for 3D scanning systems relative to speed, accuracy and ease of use.
We also have committed funds to development of new products for inspecting memory modules. To date, we have received orders worth approximately $3.9 million from one of the world’s top four memory manufacturers for our newly-developed MX600 system that will inspect memory modules at the end of the production line after singulation. We recognized our first revenue from the sale of the MX600 system in the third quarter of 2015, and have a total backlog for this product at September 30, 2015 of approximately $3.4 million.
Due to continued weakness in China's manufacturing sector, our OEM customers are currently forecasting a decline in fourth quarter orders for electronic assembly sensors. However, fourth quarter sales are expected to benefit from our $10.5 million backlog at September 30, 2015, of which approximately $5.4 million represents orders for new SQ3000 3D AOI and MX600 system products. We believe customer acceptance will be received in the fourth quarter for a substantial portion of our SQ3000 and MX600 backlog. Assuming customer acceptance is received, revenue from these products would have a favorable impact on our results for the quarter. In addition, we are anticipating a solid rebound in fourth quarter semiconductor sales, following weak third quarter sales reflecting a general slowdown in the semiconductor capital equipment market. Longer term, the anticipated sales growth of our MRS-enabled products and promising outlook for the WaferSense/ReticleSense product lines make us very optimistic about CyberOptics future.
We believe that we have the resources required to attain our growth objectives, given our available cash and marketable securities balances totaling $16.7 million at September 30, 2015.
Revenues
Our revenues decreased by 15% to $9.9 million in the three months ended September 30, 2015, from $11.7 million in the three months ended September 30, 2014, and decreased by 14% to $29.7 million in the nine months ended September 30, 2015, from $34.8 million in the nine months ended September 30, 2014. The following table sets forth revenues by product line for the three and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
SMT and High Precision 3D OEM Sensors	$3,784	$4,569	$10,342	$11,553
Semiconductor Sensors	1,537	1,843	5,521	5,440
SMT Inspection Systems	2,965	3,941	9,276	14,282
3D Scanning Solutions and Services	1,651	1,304	4,597	3,480
Total	$9,937	$11,657	$29,736	$34,755

Revenue from sales of SMT and high precision 3D OEM sensors decreased by $785,000 or 17% to $3.8 million in the three months ended September 30, 2015, from $4.6 million in the three months ended September 30, 2014, and decreased by $1.2 million or 10% to $10.3 million in the nine months ended September 30, 2015, from $11.6 million in the nine months ended September 30, 2014. Revenue decreases resulted from soft demand for traditional electronic assembly sensors from OEM customers selling into the China market, where market conditions have been challenging. During the three and nine months ended September 30, 2015, we sold additional 3D MRS sensors to KLA-Tencor under our long-term supply agreement. Sales to KLA are expected to increase in 2016 as our sensors are being incorporated into a growing portion of their back-end semiconductor packaging inspections systems. As previously reported, we have established a supply agreement with a new OEM customer for MRS 3D sensor subsystems and have sold initial units for testing and demonstration purposes. Our customer expects to introduce its MRS-equipped inspection system in the fourth quarter, making us believe this new relationship has solid potential.
Revenue from sales of semiconductor sensors, principally our WaferSense® and ReticleSense® product lines, decreased by $306,000 or 17% to $1.5 million in the three months ended September 30, 2015, from $1.8 million in the three months ended September 30, 2014, and increased by $81,000 or 1% to $5.5 million in the nine months ended September 30, 2015, from $5.4 million in the nine months ended September 30, 2014. Sales of semiconductor sensors in the three months ended September 30, 2015 were negatively impacted by a general slowdown in the semiconductor capital equipment market. Semiconductor sensor sales were also impacted by production delays for our new Auto Multi Sensor (AMS) line, the first wireless sensors to combine leveling, vibration and humidity measurements. We anticipate that the benefits from growing market awareness and new product introductions will lead to additional WaferSense® and ReticleSense® sales in future periods.
Revenue from sales of SMT inspection systems decreased by $1.0 million or 25% to $3.0 million in the three months ended September 30, 2015, from $3.9 million in the three months ended September 30, 2014, and decreased by $5.0 million or 35% to $9.3 million in the nine months ended September 30, 2015, from $14.3 million in the nine months ended September 30, 2014. Revenue decreases resulted from lower sales of older more established solder paste inspection (SPI) and 2D AOI systems, offset in part by initial sales of our newly developed MX600 system, that inspects memory modules at the end of the production line, and additional sales of our new 3D AOI system, the SQ3000.
Our backlog of MX600 and SQ3000 system products totaled approximately $5.4 million at September 30, 2015. The timing of revenue recognition for this backlog is dependent upon receipt of customer acceptance. We believe a substantial portion of this backlog will be recognized as revenue in the fourth quarter of 2015.
We believe the markets for 2D AOI and SPI systems have become highly competitive and a growing number of companies are transitioning from 2D AOI to 3D AOI to meet the increasingly demanding inspection requirements of the electronics and industrial markets. We believe sales of our new 3D MRS enabled AOI products will represent an increasing percentage of our AOI and SPI sales in the future. We believe our differentiated 3D MRS platform technology will provide us with an opportunity to capture meaningful market share in the 3D AOI market, due to the competitive advantages of our MRS technology.
Revenue from sales of 3D scanning solutions and services increased by $347,000 or 27% to $1.7 million in the three months ended September 30, 2015, from $1.3 million in the three months ended September 30, 2014, reflecting a return to more normal levels from unusually low sales in the prior year. Revenue from sales of 3D scanning solutions and services increased significantly in the nine months ended September 30, 2015, when compared to the nine months ended September 30, 2014, due to the timing of our acquisition of LDI, which closed on March 14, 2014. Future revenue growth in 3D scanning solutions and services will be driven in part by our new MRS-equipped CyberGage 360 scanning system. We presently anticipate initial sales of our 3D-equipped CyberGage 360 scanning system in the first half of 2016.
Export revenue totaled $7.3 million or 73% of total revenue in the three months ended September 30, 2015, compared to $8.2 million or 70% of total revenue in the three months ended September 30, 2014. Export revenue totaled $21.7 million or 73% of total revenue in the nine months ended September 30, 2015, compared to $25.8 million or 74% of total revenue in the nine months ended September 30, 2014. The slight decrease in export revenue as a percentage of total revenue in both periods was due to the decline in sales of SMT systems, which tend to have a higher proportion of sales outside the United States compared to our other products.

Cost of Revenues and Gross Margin
Cost of revenues decreased by $663,000 or 10% to $5.7 million in the three months ended September 30, 2015, from $6.4 million in the three months ended September 30, 2014, and decreased by $2.6 million or 14% to $16.4 million in the nine months ended September 30, 2015, from $19.0 million in the nine months ended September 30, 2014. The decrease in cost of revenues was due to the 15% and 14% decrease in revenues in the three and nine months ended September 30, 2015, when compared to the corresponding period of the preceding year. Items included in cost of revenues that fluctuate with the level of sales include raw materials, direct labor and factory overhead costs. Total gross margin as a percentage of revenues was 43% in the three months ended September 30, 2015, compared to 45% in the three months ended September 30, 2014. The decrease in gross margin percentage was attributable to sales price erosion for our 2D AOI and SPI systems, reflecting competitive market conditions, and a slight change in product mix. Total gross margin as a percentage of revenues was 45% in both the nine months ended September 30, 2015 and the nine months ended September 30, 2014.
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
Operating Expenses
Operating expenses decreased by $850,000 or 15% to $5.0 million in the three months ended September 30, 2015, from $5.8 million in the three months ended September 30, 2014, and decreased by $1.6 million or 10% to $15.6 million in the nine months ended September 30, 2015, from $17.2 million in the nine months ended September 30, 2014.
Research and development expenses were $2.0 million or 20% of revenue in the three months ended September 30, 2015, compared to $2.3 million or 19% of revenue in the three months ended September 30, 2014, and $5.9 million or 20% of revenue in the nine months ended September 30, 2015, compared to $6.7 million or 19% of revenue in the nine months ended September 30, 2014. Research and development expenses were lower in the three and nine months ended September 30, 2015 due to substantial completion of several critical development programs that required significant investment in 2014, including our new SQ3000 3D AOI system. Current research and development expenditures are focused on continued development of our MRS technology and related products, including 3D sensor subsystems, the CyberGage 360 scanning system and WaferSense® and ReticleSense® product lines.
Selling, general and administrative expenses were $3.0 million or 30% of revenue in the three months ended September 30, 2015, compared to $3.5 million or 30% of revenue in the three months ended September 30, 2014, and $9.7 million or 32% of revenue in the nine months ended September 30, 2015, compared to $10.5 million or 30% of revenue in the nine months ended September 30, 2014. The expense reductions in the three and nine months ended September 30, 2015 were due to lower professional fees, lower incentive compensation costs due to soft financial results, and cost savings from selective reductions in SMT system sales and marketing personnel that were implemented in the last six months of 2014. For the nine months ended September 30, 2015, these reductions were offset in part by the impact of the LDI acquisition, which accounted for $600,000 of additional expense, due to the timing of the acquisition last year, which closed on March 14, 2014.
Interest Income and Other
Interest income and other includes interest earned on investments and gains and losses associated with foreign currency transactions, including intercompany financing transactions associated with our subsidiaries in the United Kingdom and Singapore. Because we maintain our investments in instruments designed to avoid risk of loss of principal, in the current interest rate environment, we have generated very little interest income. We recognized gains from foreign currency transactions, primarily intercompany financing transactions, of $229,000 in the three months ended September 30, 2015, compared to gains of $76,000 in the three months ended September 30, 2014. We recognized gains from foreign currency transactions of $208,000 in the nine months ended September 30, 2015, compared to gains of $7,000 in the nine months ended September 30, 2014.

Income Taxes
We recorded income tax expense of $21,000 in the three months ended September 30, 2015, compared to $9,000 in the three months ended September 30, 2014, and $61,000 in the nine months ended September 30, 2015, compared to $63,000 in the nine months ended September 30, 2014. At September 30, 2015, we continue to have a valuation allowance recorded against all of our United States and Singapore based net deferred tax assets. The valuation allowances may be reversed once our operations and outlook materially strengthen. Income tax expense in the three and nine months ended September 30, 2015 and September 30, 2014, reflects minimal state income tax expense and foreign income tax expense associated with our subsidiaries in the United Kingdom and China.
Our 2012 income tax return for Singapore is currently being audited by the Inland Revenue Authority of Singapore. We do not presently anticipate that the outcome of this audit will have any impact on our financial position or results of operations.
Backlog
Backlog totaled $10.5 million at September 30, 2015 and $5.9 million at December 31, 2014. Our products are typically shipped two weeks to two months after receipt of an order. Sales of some SMT inspection system products may require customer acceptance due to performance or other acceptance criteria included in the terms of sale. For these SMT product sales, revenue is recognized at the time of customer acceptance. Our backlog at any time may vary significantly based on the timing of orders from OEM customers. Accordingly, backlog may not be an accurate indicator of performance in the future.
Liquidity and Capital Resources
Our cash and cash equivalents decreased by $1.9 million in the nine months ended September 30, 2015, principally resulting from cash used by operating activities of $3.6 million, purchases of fixed asset and patent costs totaling $474,000, offset in part by $1.8 million of proceeds from sales and maturities of marketable securities, net of purchases of marketable securities, and proceeds from the exercise of stock options and share purchases under our employee stock purchase plan totaling $472,000. Our cash and cash equivalents fluctuate in part because of sales and maturities of marketable securities, and investment of cash balances in marketable securities, or from other sources of cash. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity. Combined balances of cash and marketable securities decreased by $3.7 million to $16.7 million as of September 30, 2015 from $20.3 million as of December 31, 2014.
Operating activities used $3.6 million of cash in the nine months ended September 30, 2015. Cash used by operations included our net loss of $2.1 million, which included non-cash expenses totaling $1.5 million for depreciation and amortization, provision for doubtful accounts, deferred income taxes, non-cash gains from foreign currency transactions and stock compensation expenses. Changes in operating assets and liabilities using cash included an increase in accounts receivable of $351,000, an increase in inventories of $1.6 million, an increase in other assets of $513,000, and a decrease in accrued expenses of $844,000. Changes in operating assets and liabilities providing cash included an increase in accounts payable of $147,000 and an increase in advance customer payments of $98,000. Accounts receivable increased because it took us longer to collect our sales in the third quarter of 2015, when compared to the fourth quarter of 2014. Inventories were driven higher due to initial stocking requirements for new products, including MRS sensors, SQ3000 3D AOI systems and MX600 memory inspection systems. Other assets increased because of deposits paid to a key supplier in connection with our backlog of MX600 memory inspection systems. Accrued expenses decreased due to payment of calendar year 2014 incentive compensation accruals and LDI stay bonuses in the nine months ended September 30, 2015, and lower warranty accruals resulting from reduced sales levels. Accounts payable increased due to the timing of quarter end inventory purchases and payments to suppliers. Advance customer payments increased because of an initial cash deposit received against an order for SQ3000 3D AOI systems.
Investing activities provided $1.3 million of cash in the nine months ended September 30, 2015. Changes in the level of investment in marketable securities, resulting from the purchases, sales and maturities of those securities provided $1.8 million of cash in the nine months ended September 30, 2015. We used $474,000 of cash in the nine months ended September 30, 2015 for the purchase of fixed assets and capitalized patent costs.
Financing activities provided $472,000 of cash in the nine months ended September 30, 2015 from the exercise of employee stock options and share purchases under our employee stock purchase plan.
At September 30, 2015 we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes.

Except for obligations under facility leases and purchase contracts, we had no material commitments for expenditures as of September 30, 2015. Purchase commitments for inventory can vary based on the volume of revenue and resulting inventory requirements. We continually evaluate investment opportunities that come to our attention and could make a significant commitment in the future.
Our Board of Directors has authorized a $2.0 million share repurchase program. The common stock may be acquired from time to time in open market transactions, block purchases and other transactions complying with the Securities and Exchange Commission’s Rule 10b-18. We adopted a 10b5-1 trading plan to implement the repurchase program. As of September 30, 2015, no shares have been repurchased under this authorization.
Our cash, cash equivalents and marketable securities totaled $16.7 million at September 30, 2015. We believe that on-hand cash, cash equivalents and marketable securities, coupled with anticipated future cash flow from operations, will be adequate to fund our cash flow needs for the foreseeable future, including contractual obligations discussed above.
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
We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies associated with our subsidiary in Singapore. These transactions are designated as cash flow hedges. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings. The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months and, accordingly, at September 30, 2015, all of our open foreign exchange forward contracts had maturities of one year or less. The dollar equivalent gross notional amount of our foreign exchange forward contracts designated as cash flow hedges at September 30, 2015 was approximately $3.0 million.
At September 30, 2015, our open foreign exchange forward contracts were in an unrealized loss position equal to $184,000 on a pre-tax basis due to a strengthening of the U.S. dollar in relation to the Singapore dollar during the time from when we first entered into these contracts through September 30, 2015. If the exchange rate between the U.S. dollar and the Singapore dollar were to remain unchanged over the next twelve months, we would realize this pre-tax loss through our statement of operations. If the U.S. dollar were to further strengthen, the unrealized loss on our open foreign exchange forward contracts would increase. However, if the U.S. dollar strengthens, our costs, when converted from Singapore dollars to U.S. dollars, would decline, and because we do not fully hedge all of our future anticipated cash flows that are denominated in Singapore dollars, the decline in costs would normally exceed the increased loss from hedging. Conversely, if the U.S. dollar were to weaken in future periods in relation to the Singapore dollar, the loss on our open foreign exchange forward contracts would be reduced, but our costs would increase and the increased costs in U.S. dollar terms would normally exceed the reduction in the loss from hedging. The ultimate impact of any fluctuation in the relationship between the U.S. dollar and Singapore dollar is dependent on the level of Singapore denominated cash flows in future periods.

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
Dated: November 6, 2015