Form 10-Q
period 2016-03-31
CYBEROPTICS CORP
filed 2016-05-06
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At April 30, 2016, there were 6,778,265 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION
(Unaudited)

(In thousands, except share information)	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$5,003	$4,274
Marketable securities	4,811	5,249
Accounts receivable, less allowance for doubtful accounts of $537 at March 31, 2016 and $521 at December 31, 2015	16,111	8,150
Inventories	12,940	13,265
Other current assets	1,641	1,190
Total current assets	40,506	32,128

Marketable securities, long-term	7,585	8,084
Equipment and leasehold improvements, net	2,401	2,368
Intangible assets, net	520	549
Goodwill	1,366	1,366
Other assets	192	186
Deferred tax assets	53	58
Total assets	$52,623	$44,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$8,364	$5,778
Advance customer payments	2,455	481
Accrued expenses	2,483	1,959
Total current liabilities	13,302	8,218

Other liabilities	258	268
Deferred tax liability	61	69
Reserve for income taxes	126	126
Total liabilities	13,747	8,681

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 6,778,265 shares issued and outstanding at March 31, 2016 and 6,771,668 shares issued and outstanding at December 31, 2015	31,433	31,292
Accumulated other comprehensive loss	(1,295)	(1,709)
Retained earnings	8,738	6,475
Total stockholders’ equity	38,876	36,058
Total liabilities and stockholders’ equity	$52,623	$44,739
SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2016	2015
Revenues	$19,114	$9,545
Cost of revenues	11,170	4,984

Gross margin	7,944	4,561

Research and development expenses	2,030	1,989
Selling, general and administrative expenses	3,506	3,381
Amortization of intangibles	17	17

Income (loss) from operations	2,391	(826)

Interest income and other	(85)	65

Income (loss) before income taxes	2,306	(761)

Income tax provision	43	20

Net income (loss)	$2,263	$(781)

Net income (loss) per share – Basic	$0.33	$(0.12)
Net income (loss) per share – Diluted	$0.33	$(0.12)

Weighted average shares outstanding – Basic	6,777	6,676
Weighted average shares outstanding – Diluted	6,835	6,676
SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015
Net income (loss)	$2,263	$(781)

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	270	(386)

Unrealized gains on available-for-sale securities:
Unrealized gains	53	19
Reclassification adjustment	—	—
Total unrealized gains on available-for-sale securities	53	19

Unrealized gains (losses) on foreign exchange forward contracts:
Unrealized gains (losses)	60	(228)
Reclassification adjustment for losses included in net income (loss)	31	182
Total unrealized gains (losses) on foreign exchange forward contracts	91	(46)

Other comprehensive income (loss), before tax	414	(413)
Income tax provision related to items of other comprehensive loss	—	—
Other comprehensive income (loss), net of tax	414	(413)
Total comprehensive income (loss)	$2,677	$(1,194)
SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,263	$(781)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	495	495
Provision for doubtful accounts	16	18
Deferred taxes	(3)	15
Foreign currency transaction (gains) losses	98	(121)
Stock compensation costs	141	117
Changes in operating assets and liabilities:
Accounts receivable	(7,977)	(184)
Inventories	379	(1,361)
Other assets	(409)	83
Accounts payable	2,470	92
Advance customer payments	1,974	(99)
Accrued expenses	585	(289)
Net cash provided by (used in) operating activities	32	(2,015)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale marketable securities	1,107	1,169
Proceeds from sales of available-for-sale marketable securities	777	416
Purchases of available-for-sale marketable securities	(905)	(1,333)
Additions to equipment and leasehold improvements	(312)	(119)
Additions to patents	(14)	(18)
Net cash provided by investing activities	653	115

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	260
Net cash provided by financing activities	—	260

Effects of exchange rate changes on cash and cash equivalents	44	(79)

Net increase (decrease) in cash and cash equivalents	729	(1,719)

Cash and cash equivalents – beginning of period	4,274	5,171
Cash and cash equivalents – end of period	$5,003	$3,452
SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CYBEROPTICS CORPORATION
1. INTERIM REPORTING:
The interim condensed consolidated financial statements presented herein as of March 31, 2016, and for the three month periods ended March 31, 2016 and 2015, are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.
The results of operations for the three month period ended March 31, 2016 do not necessarily indicate the results to be expected for the full year. The December 31, 2015 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2015.
2. MARKETABLE SECURITIES:
Our investments in marketable securities are classified as available-for-sale and consist of the following:

	March 31, 2016
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$3,093	$2	$—	$3,095
Corporate debt securities and certificates of deposit	1,715	1	—	1,716
Marketable securities – short-term	$4,808	$3	$—	$4,811
Long-Term
U.S. government and agency obligations	$6,551	$28	$—	$6,579
Corporate debt securities and certificates of deposit	400	—	—	400
Asset backed securities	553	—	(1)	552
Equity security	42	12	—	54
Marketable securities – long-term	$7,546	$40	$(1)	$7,585

	December 31, 2015
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$3,806	$—	$(2)	$3,804
Corporate debt securities and certificates of deposit	1,440	—	(1)	1,439
Asset backed securities	6	—	—	6
Marketable securities – short-term	$5,252	$—	$(3)	$5,249
Long-Term
U.S. government and agency obligations	$6,681	$1	$(18)	$6,664
Corporate debt securities and certificates of deposit	675	—	(1)	674
Asset backed securities	694	—	(1)	693
Equity security	42	11	—	53
Marketable securities – long-term	$8,092	$12	$(20)	$8,084
Our investments in marketable debt securities all have maturities of less than five years. At March 31, 2016, marketable debt securities valued at $10.6 million were in an unrealized gain position totaling $31,000 and marketable debt securities valued at $1.7 million were in an unrealized loss position totaling $1,000 (all had been in an unrealized loss position for less than 12 months). At December 31, 2015, marketable debt securities valued at $2.3 million were in an unrealized gain position totaling $1,000 and marketable debt securities valued at $11.0 million were in an unrealized loss position totaling $23,000 (all had been in an unrealized loss position for less than 12 months).

Net pre-tax unrealized gains for marketable securities of $42,000 at March 31, 2016 and net pre-tax unrealized losses for marketable securities of $11,000 at December 31, 2015 were recorded as a component of accumulated other comprehensive loss in stockholders’ equity. We received proceeds from the sale of marketable securities of $777,000 in the three months ended March 31, 2016 and $416,000 in the three months ended March 31, 2015. No gain or loss was recognized on any of the sales in the three months ended March 31, 2016 or the three months ended March 31, 2015.
Investments in marketable securities classified as cash equivalents of $492,000 at March 31, 2016 and $791,000 at December 31, 2015 consist of the following:

	March 31, 2016
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Recorded Basis
Corporate debt securities and certificates of deposit	$492	$—	$—	$492
	$492	$—	$—	$492

	December 31, 2015
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Recorded Basis
Corporate debt securities and certificates of deposit	$791	$—	$—	$791
	$791	$—	$—	$791
Cash and marketable securities held by foreign subsidiaries totaled $709,000 at March 31, 2016 and $701,000 at December 31, 2015.
3. DERIVATIVES:
We enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies associated with our subsidiary in Singapore. These transactions are designated as cash flow hedges and are recorded in the accompanying balance sheet at fair value. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Hedge ineffectiveness and the amounts excluded from effectiveness testing recognized in earnings on cash flow hedges were not material for the three month periods ended March 31, 2016 or the three months ended March 31, 2015.
The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months. Accordingly, at March 31, 2016 and December 31, 2015, all of our open foreign exchange forward contracts had maturities of one year or less. The dollar equivalent gross notional amount of our foreign exchange forward contracts designated as cash flow hedges was approximately $742,000 at March 31, 2016 and $1.8 million at December 31, 2015.
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

	Three Months Ended March 31, 2016
(In thousands)	Pretax Gain Recognized in Other Comprehensive Income (Loss) on Effective Portion of Derivative	Pretax Loss Recognized in Earnings on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Loss
Cost of revenues	$36	$(25)
Research and development	16	(5)
Selling, general and administrative	8	(1)
Total	$60	$(31)

	Three Months Ended March 31, 2015
(In thousands)	Pretax Loss Recognized in Other Comprehensive Income (Loss) on Effective Portion of Derivative	Pretax Loss Recognized in Earnings on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Loss
Cost of revenues	$(143)	$(112)
Research and development	(49)	(35)
Selling, general and administrative	(36)	(35)
Total	$(228)	$(182)

Amounts recorded in accumulated other comprehensive loss for the after tax net unrealized loss associated with cash flow hedging instruments was $56,000 at March 31, 2016 and $147,000 at December 31, 2015. We expect to reclassify the March 31, 2016 pretax unrealized gain of $2,000 recorded in accumulated other comprehensive loss to earnings over the next 12 months with the impact offset by cash flows from underlying hedged items. The fair value of our foreign exchange forward contracts at March 31, 2016 was inconsequential. The fair value of our foreign exchange forward contracts at December 31, 2015 representing a loss in the amount of $78,000 has been recorded in accrued expenses.
Additional information with respect to the impact of derivative instruments on other comprehensive income (loss) is included in Note 10. Additional information with respect to the fair value of derivative instruments is included in Note 4.
Our foreign exchange forward contracts contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counterparties to major financial institutions. We do not expect material losses as a result of defaults by these counterparties.
4. FAIR VALUE MEASUREMENTS:
We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our marketable securities and foreign exchange forward contracts as of March 31, 2016 and December 31, 2015 according to the three-level fair value hierarchy:

	Fair Value Measurements at March 31, 2016 Using
(In thousands)	Balance March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$9,674	$—	$9,674	$—
Corporate debt securities and certificates of deposit	2,116	—	2,116	—
Asset backed securities	552	—	552	—
Equity security	54	54	—	—
Total marketable securities	$12,396	$54	$12,342	$—

Derivative instruments:
Foreign exchange forward contracts	$—	$—	$—	$—

	Fair Value Measurements at December 31, 2015 Using
(In thousands)	Balance December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$10,468	$—	$10,468	$—
Corporate debt securities and certificates of deposit	2,113	—	2,113	—
Asset backed securities	699	—	699	—
Equity security	53	53	—	—
Total marketable securities	$13,333	$53	$13,280	$—

Derivative instruments-liabilities:
Foreign exchange forward contracts	$78	$—	$78	$—
During the three months ended March 31, 2016 and the year ended December 31, 2015, there were no transfers within the three level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed which merit a transfer between the disclosed levels of the valuation hierarchy.
The fair value for our U.S. government and agency obligations, corporate debt securities and certificates of deposit and asset backed securities are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers. The fair value for our equity security is based on a quoted market price obtained from an active market.
The fair value for our foreign exchange forward contracts is based on foreign currency spot and forward rates obtained from reputable financial institutions, with resulting valuations periodically validated by obtaining foreign currency spot rate and forward quotes from other industry standard sources or third party or counterparty quotes. The fair value of our foreign exchange forward contracts at March 31, 2016 was inconsequential. The fair value of our foreign exchange forward contracts at December 31, 2015 reflecting a loss in the amount of $78,000 has been recorded in accrued expenses.
The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, advance customer payments, accrued expenses and other liabilities approximate their related fair values due to the short-term maturities of these instruments. Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value during the three months ended March 31, 2016 or the three months ended March 31, 2015.
5. ACCOUNTING FOR STOCK-BASED COMPENSATION:
We have four stock-based compensation plans, including two stock incentive plans that are administered under the supervision of the Compensation Committee of the Board of Directors and under which we have granted options and restricted stock units to officers, other employees and directors, an employee stock purchase plan administered by the Committee, and a stock grant plan for directors that provides for automatic grants of shares of our common stock. One of the stock incentive plans is for officers, other employees, consultants and independent contractors (Employee Stock Incentive Plan). The other stock incentive plan is for non-employee directors, but no further awards are made under this plan. New shares are issued for all option exercises, upon vesting of restricted stock units, for share issuances to board members and for issuances under our employee stock purchase plan.
Stock Incentive Plans
As of March 31, 2016, there are 771,508 shares of common stock reserved in the aggregate for issuance pursuant to outstanding or future awards under our two stock incentive plans. Although our Compensation Committee has authority to issue options, restricted stock, restricted stock units, share grants and other share based benefits under our Employee Stock Incentive Plan, there are presently only restricted stock units and options outstanding under the plan. As of March 31, 2016, there were 148,290 shares of common stock available for future awards that may be granted under our Employee Stock Incentive Plan. Reserved shares underlying outstanding awards, including options and restricted shares, that are forfeited are available under our active stock incentive plan for future grant.

Stock Options
Options have been and are granted under our stock incentive plans at an option price per share equal to or greater than the market value of our common stock on the date of grant. Generally, options granted to employees vest over a four-year period and expire seven years after the date of grant.
The following is a summary of stock option activity for the three months ended March 31, 2016:

	Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2015	570,500	$8.00
Granted	5,000	9.51
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding, March 31, 2016	575,500	$8.02

Exercisable, March 31, 2016	239,335	$8.33
The intrinsic value of an option is the amount by which the market price of the underlying stock exceeds its exercise price. For options outstanding at March 31, 2016, the weighted average remaining contractual term of all outstanding options was 4.77 years and their aggregate intrinsic value was $928,000. At March 31, 2016, the weighted average remaining contractual term of options that were exercisable was 3.32 years and their aggregate intrinsic value was $389,000. There were no options exercised in the three months ended March 31, 2016. We received proceeds from stock option exercises of $260,000 in the three months ended March 31, 2015. No tax benefit was realized from the exercise of these stock options, and no amounts were credited to additional paid-in capital. The total fair value of options that vested in the three months ended March 31, 2016 was $135,000.
The fair value of stock options granted to our employees was estimated on the date of grant using the Black-Scholes model. The Black-Scholes valuation model incorporates ranges of assumptions that are disclosed in the table below. The risk-free interest rate is based on the United States Treasury yield curve at the time of grant with a remaining term equal to the expected life of the awards. Using historical experience, we estimated the expected term for our graded vesting options, representing the length of time in years that the options are expected to be outstanding. Expected volatility was computed based on historical fluctuations in the daily price of our common stock.
For stock options granted in the three months ended March 31, 2016, we utilized the fair value of our common stock on the date of grant and employed the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

2016
Risk-free interest rates	1.24%
Expected life in years	5.10
Expected volatility	42.22%
Dividend yield	—%
Weighted average fair value on grant date	$3.68
Restricted Stock Units
Restricted stock units are valued at a price equal to the fair market value of our common stock on the date of grant, vest over a four year period provided the employee is still working for the company and entitle the holders to one share of our common stock for each restricted stock unit. There were no restricted stock units granted in the three months ended March 31, 2016. The aggregate fair value of outstanding restricted stock units based on the closing share price of our common stock on March 31, 2016 was $445,000. The aggregate fair value of restricted stock units that vested, based on the closing share price of our common stock on the vesting date, was $55,000 in the three months ended March 31, 2016.

A summary of activity in non-vested restricted stock units for the three months ended March 31, 2016 is as follows:

Non-vested restricted stock units	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	54,315	$7.43
Granted	—	—
Vested	(6,597)	7.05
Forfeited	—	—
Non-vested at March 31, 2016	47,718	$7.48
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. There were no shares issued under this plan in either the three months ended March 31, 2016 or the three months ended March 31, 2015. As of March 31, 2016, 95,757 shares remain available for future issuance under this plan.
Stock Grant Plan for Non-Employee Directors
Our stock grant plan for non-employee directors provides for automatic grants of 1,000 shares of our common stock to each of our non-employee directors upon their re-election to the Board of Directors. The plan provides for a total of 60,000 shares of our common stock for issuance to directors and will expire on May 19, 2018. There were no shares issued under this plan in either the three months ended March 31, 2016 or the three months ended March 31, 2015. As of March 31, 2016, 28,000 shares of common stock are reserved in the aggregate for future issuance under this plan.
Amendments to 1998 Stock Incentive Plan
Our Board of Directors, subject to shareholder approval at our annual meeting on May 20, 2016, has approved amendments to our active stock incentive plan to, among other things, increase the number of shares of common stock reserved for issuance under the plan by 350,000 shares and to extend the term of the plan by 10 years to May 20, 2027.
Non-Employee Director Stock Plan
Our board of Directors, subject to shareholder approval at our annual meeting on May 20, 2016, has approved a new Non-Employee Director Stock Plan. Under the terms of the plan, each non-employee director will automatically be granted, on the date of each annual meeting at which such director is elected to serve on the board (beginning with the 2016 annual meeting), 2,000 shares of our common stock and a stock option to purchase 4,000 shares of our common stock. Each stock option granted under the Non-Employee Director Stock Plan will be fully exercisable, have an exercise price equal to the closing price of our common stock on the date of grant and have a term of 10 years. A total of 100,000 shares of common stock will be authorized for issuance pursuant to the plan.
If the new Non-Employee Director Stock Plan is approved by shareholders, the existing Stock Grant Plan for Non-Employee Directors will terminate, and our non-employee directors will not receive share grants under the existing plan on the date of the 2016 annual meeting. If the Non-Employee Director Stock Plan is not approved by shareholders at our 2016 annual meeting, the existing Stock Grant Plan for Non-Employee Directors will continue and our non-employee directors will receive automatic annual grants of 1,000 shares on the date of each annual meeting at which they are reelected.
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

Equity based compensation expense in the three months ended March 31, 2016 totaled $141,000 and includes $94,000 for stock option awards, $15,000 for our employee stock purchase plan, and $32,000 for unvested restricted stock units. Equity based compensation expense in the three months ended March 31, 2015 totaled $117,000 and includes $73,000 for stock option awards, $16,000 for our employee stock purchase plan, and $28,000 for unvested restricted stock units.
At March 31, 2016, the total unrecognized compensation cost related to non-vested equity based compensation arrangements was $1.3 million and the related weighted average period over which it is expected to be recognized is 2.37 years.
6. OTHER FINANCIAL STATEMENT DATA:
The make-up of our inventories is as follows:

(In thousands)	March 31, 2016	December 31, 2015
Raw materials and purchased parts	$7,347	$6,787
Work in process	1,351	508
Finished goods	4,242	5,970
Total inventories	$12,940	$13,265
The components of our accrued expenses are as follows:

(In thousands)	March 31, 2016	December 31, 2015
Wages and benefits	$1,453	$1,014
Warranty liability	649	584
Other	381	361
	$2,483	$1,959
Warranty costs:
We provide for the estimated cost of product warranties, which covers products for periods ranging from one to three years, at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required and could be material. The current portion of our warranty liability is included as a component of accrued expenses. The long-term portion of our warranty liability is included as a component of other liabilities. At the end of each reporting period, we revise our estimated warranty liability based on these factors.
A reconciliation of the changes in our estimated warranty liability is as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Balance at beginning of period	$645	$839
Accrual for warranties	248	199
Warranty revision	(8)	—
Settlements made during the period	(143)	(192)
Balance at end of period	742	846
Current portion of estimated warranty liability	(649)	(795)
Long-term estimated warranty liability	$93	$51

Deferred warranty revenue:
The current portion of our deferred warranty revenue is included as a component of advance customer payments. The long-term portion of our deferred warranty revenue is included as a component of other liabilities. A reconciliation of the changes in our deferred warranty revenue is as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Balance at beginning of period	$199	$475
Revenue deferrals	71	49
Amortization of deferred revenue	(115)	(184)
Total deferred warranty revenue	155	340
Current portion of deferred warranty revenue	(154)	(325)
Long-term deferred warranty revenue	$1	$15
7. INTANGIBLE ASSETS:
Intangible assets consist of the following:

	March 31, 2016			December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,527	$(2,279)	$248	$2,513	$(2,253)	$260
Software	206	(60)	146	206	(53)	153
Marketing assets and customer relationships	101	(24)	77	101	(21)	80
Non-compete agreements	101	(52)	49	101	(45)	56
	$2,935	$(2,415)	$520	$2,921	$(2,372)	$549
Amortization expense for the three month periods ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Patents	$26	$29
Software	7	7
Marketing assets and customer relationships	3	3
Non-compete agreements	7	6
	$43	$45
Amortization of patents has been classified as research and development expense in the accompanying statements of operations. Estimated aggregate amortization expense based on current intangibles for the next five years is expected to be as follows: $124,000 for the remainder of 2016; $142,000 in 2017; $90,000 in 2018; $62,000 in 2019; $62,000 in 2020 and $40,000 in 2021.
Intangible and other long lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when future undiscounted cash flows expected to result from use of the asset and eventual disposition are less than the carrying amount.

8. REVENUE CONCENTRATIONS, SIGNIFICANT CUSTOMERS AND GEOGRAPHIC AREAS:
Export sales as a percentage of total sales were 85% of revenue in the three months ended March 31, 2016 and 72% of revenue in the three months ended March 31, 2015. Virtually all of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Americas	$741	$68
Europe	4,115	2,720
Asia	11,385	4,026
Other	15	97
Total export sales	$16,256	$6,911
Our LaserAlign sensor products have historically accounted for a significant portion of our revenues and profitability. Our revenue, results of operations and cash flows would be negatively impacted if our LaserAlign customers are unsuccessful selling the products into which our sensors are incorporated, design their products to function without our sensors, purchase sensors from other suppliers, or otherwise terminate their relationships with us.
In the three months ended March 31, 2016, sales to significant customer A accounted for 21% of our total revenue, sales to significant customer B accounted for 16% of our total revenue and sales to significant customer C accounted for 16% of our total revenue. As of March 31, 2016, accounts receivable from significant customer A were $4.0 million, accounts receivable from significant customer B were $2.4 million, and accounts receivable from significant customer C were $2.7 million.
9. NET INCOME (LOSS) PER SHARE:
Net income (loss) per basic share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income per diluted share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of common shares to be issued upon exercise of stock options, restricted stock units and from participation in our employee stock purchase plan, as calculated using the treasury stock method. Net loss per diluted share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Common equivalent shares are excluded from the calculation of net loss per diluted share due to their anti-dilutive effect. The components of net income (loss) per basic and diluted share are as follows:

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended March 31, 2016:
Basic	$2,263	6,777	$0.33
Dilutive effect of common equivalent shares	—	58	—
Dilutive	$2,263	6,835	$0.33

(In thousands except per share amounts)	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended March 31, 2015:
Basic	$(781)	6,676	$(0.12)
Dilutive effect of common equivalent shares	—	—	—
Dilutive	$(781)	6,676	$(0.12)
The calculations of net income (loss) per diluted share excludes 379,000 potentially dilutive shares for the three months ended March 31, 2016 and excludes 573,000 potentially dilutive shares for the three months ended March 31, 2015 because their effect would be anti-dilutive.

10. COMPREHENSIVE INCOME (LOSS):
Reclassification adjustments are made to avoid double counting for items included in comprehensive income (loss) that are also recorded as part of net income (loss). Reclassifications to earnings related to cash flow hedging instruments are discussed in Note 3. We have recorded a valuation allowance against all of our United States and Singapore based deferred tax assets. Accordingly, we do not expect to record a tax provision for items of other comprehensive income (loss) until such time as the valuation allowance is substantially reduced. The effect of the reclassifications from comprehensive income (loss) to earnings by line item is as follows:

Details about Components of Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statements of Operations
	Three Months Ended March 31,
(In thousands)	2016	2015
Unrealized losses on foreign exchange forward contracts	$(25)	$(112)	Cost of revenues
	(5)	(35)	Research and development expenses
	(1)	(35)	Selling, general and administrative expenses
	(31)	(182)	Total before tax
	—	—	Income tax provision (benefit)
	$(31)	$(182)	Net of tax
At March 31, 2016 and March 31, 2015, components of accumulated other comprehensive loss is as follows:

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Foreign Exchange Forward Contracts	Accumulated Other Comprehensive Loss
Balances at December 31, 2015	$(1,545)	$(17)	$(147)	$(1,709)
Other comprehensive income before reclassifications	270	53	60	383
Amounts reclassified from accumulated other comprehensive loss	—	—	31	31
Total change for the period	270	53	91	414
Balances at March 31, 2016	$(1,275)	$36	$(56)	$(1,295)

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Foreign Exchange Forward Contracts	Accumulated Other Comprehensive Loss
Balances at December 31, 2014	$(920)	$61	$(412)	$(1,271)
Other comprehensive income (loss) before reclassifications	(386)	19	(228)	(595)
Amounts reclassified from accumulated other comprehensive loss	—	—	182	182
Total change for the period	(386)	19	(46)	(413)
Balances at March 31, 2015	$(1,306)	$80	$(458)	$(1,684)

11. INCOME TAXES:
We recorded income tax expense of $43,000 in the three months ended March 31, 2016, compared to $20,000 in the three months ended March 31, 2015. At March 31, 2016, we continue to have a valuation allowance recorded against all of our U.S. and Singapore based deferred tax assets. The valuation allowances may be reversed once our operations and outlook materially strengthen for an extended period of time. Income tax expense in the three months ended March 31, 2016 and the three months ended March 31, 2015 includes minimal state income tax expense and foreign income tax expense incurred by our subsidiaries in the United Kingdom and China. Income tax expense in the three months ended March 31, 2016 also includes U.S. federal alternative minimum taxes.
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
Even though we were profitable in the three months ended March 31, 2016, we concluded that a valuation allowance is still needed for all of our United States and Singapore based deferred tax assets due to our prior history of recurring losses. In analyzing the need for a valuation allowance, we first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions where we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. We also considered both our near and long-term financial outlook. After considering all available evidence both positive and negative, we concluded that a valuation allowance is needed for all of our U.S. and Singapore based deferred tax assets as of March 31, 2016 and December 31, 2015.
Deferred tax assets at March 31, 2016 include net operating loss carry forwards incurred in the United Kingdom by CyberOptics Ltd., which was acquired in 1999. A valuation allowance has not been recorded against these deferred tax assets. The utilization of these net operating loss carry forwards is dependent on CyberOptics Ltd.’s ability to generate sufficient United Kingdom taxable income during the carry forward period.
Our 2012 income tax return for Singapore is currently being audited by the Inland Revenue Authority of Singapore. We do not presently anticipate that the outcome of this audit will have any impact on our financial position or results of operations.
During 2015, our wholly owned Singapore subsidiary repatriated approximately $3.6 million to our U.S. based parent, of which approximately $1.9 million had been previously taxed. We were able to accomplish the repatriation without having to pay cash taxes given available U.S. net operating loss carryforwards. For this reason and given our current tax situation, we concluded that a one-time repatriation of funds was appropriate. It is our intention to permanently reinvest the remaining undistributed earnings of our international subsidiaries. Accordingly, we have not recorded the related deferred tax liability of approximately $2.3 million for U.S. based income taxes on these earnings. If we were to change our position on permanent reinvestment of undistributed earnings of our international subsidiaries, it is anticipated that any such change would not have a significant impact on our financial position or results of operations. This assessment is based on the amount of remaining undistributed earnings of international subsidiaries and the size of our available U.S. net operating loss carryforwards.
12. SHARE REPURCHASE:

In August of 2015, our Board of Directors authorized a $2.0 million share repurchase program. The common stock may be acquired from time to time in open market transactions, block purchases and other transactions complying with the Securities and Exchange Commission’s Rule 10b-18. We adopted a 10b5-1 trading plan to implement the repurchase program. We did not repurchase any of our common stock in the three months ended March 31, 2016.
13. CONTINGENCIES:
We are periodically a defendant in miscellaneous claims and disputes in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, management presently believes the disposition of these matters will not have a material effect on our financial position, results of operations or cash flows.

In the normal course of business to facilitate sales of our products and services, we at times indemnify other parties, including customers, with respect to certain matters. In these instances, we have agreed to hold the other parties harmless against losses arising out of intellectual property infringement or other types of claims. These agreements may limit the time within which an indemnification claim can be made, and almost always limit the amount of the claim. It is not possible to determine the maximum potential liability under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made, if any, under these agreements have not had a material impact on our operating results, financial position or cash flows.
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
In March 2016, the FASB issued guidance on simplifying the accounting for stock compensation (ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting). The guidance impacts the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the consolidated statement of cash flows. For U.S. public companies, the updated guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements.
In February 2016, the FASB issued new lease accounting guidance (ASU No. 2016-02, Leases). Under the new guidance, at the commencement date, lessees will be required to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. U.S. public companies should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements.
In July 2015, the FASB issued guidance on simplifying the measurement of inventory (ASU No. 2015-11, Simplifying the Measurement of Inventory). The guidance requires an entity to measure inventory at the lower of cost or net realizable value, which consists of estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The new guidance eliminates unnecessary complexity that exists under current "lower of cost or market" guidance. For U.S. public companies, the updated guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The guidance is to be applied prospectively as of the beginning of an interim or annual reporting period, with early adoption permitted. We do not believe the implementation of this standard will have a material impact on our consolidated financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

The preparation of the financial information contained in this Form 10-Q requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition, bad debts, warranty obligations, inventory valuation, intangible assets and income taxes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. These critical accounting policies are discussed in more detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2015.

FORWARD LOOKING STATEMENTS:

The following management’s discussion and analysis contains a number of estimates and predictions that are forward looking rather than based on historical fact. Among other matters, we discuss (i) our level of anticipated revenues, gross margins, and expenses; (ii) the timing of initial revenue and margin improvements from new products that we have under development, that have been recently introduced or that we anticipate introducing in the future; (iii) our beliefs regarding trends in the general economy and its impact on markets for our products and (iv) the impact of currency fluctuations on our operations. Although we have made these statements based on our experience and best estimate of future events, there may be events or factors that we have not anticipated, and the accuracy of our statements and estimates are subject to a number of risks, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2015.

RESULTS OF OPERATIONS
General
Our products are sold primarily into the electronics assembly, DRAM and flash memory, and semiconductor fabrication capital equipment markets. We sell products in these markets both to original equipment manufacturers (OEMs) of production equipment and to end-user customers that assemble circuit boards and semiconductor wafers and devices. Our wholly owned subsidiary, Laser Design Inc. (LDI), provides 3D scanning solutions and services to the global 3D scanner and services metrology markets.
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
We believe that MRS is a break-through technology for optical inspection, with the potential to expand our markets in the future. In the existing markets for our surface mount technology (SMT), semiconductor inspection and 3D scanning solutions, we are introducing new products based on MRS technology that we believe present a significant opportunity for increased revenues.
We recently entered into a mutually exclusive agreement to supply KLA-Tencor with high-precision 3D sensor subsystems for its back end semiconductor packaging inspection systems. We also have entered into an agreement to supply Nordson-YESTECH (Nordson) with high precision 3D sensor subsystems for the SMT market. The sensor subsystems are based on the new MRS technology that we have been developing for the past several years. We intend to expand sales of MRS technology into both the SMT market and adjacent markets that require high precision 3D optical inspection. We also plan to sell products based on our MRS technology to OEMs. In April 2016, we received an $800,000 order for 3D MRS-enabled sensors from a major new OEM customer for a general metrology application. Revenues from this order are anticipated later this year. In addition, sales of high-precision 3D sensor subsystems have started to increase in recent months.

Our 3D MRS technology has also been deployed in our new 3D automated optical inspection (AOI) system, the SQ3000, which is designed to expand our presence in markets requiring high precision inspection. In these markets, identifying defects has become highly challenging and critical due to smaller electronics packaging and increasing component density on circuit boards. We believe the combination of our MRS technology and sophisticated 3D fusing algorithms allows us to offer microscopic image quality at production speeds. We recognized our initial revenues from sales of the SQ3000 in the second quarter of 2015. During the first quarter of 2016, we received SQ3000 follow-on orders totaling approximately $4.0 million from a key customer for a next-generation consumer electronics product. Our recent success and the competitive advantages offered by our MRS technology causes us to be very optimistic about the future sales potential of the SQ3000.
We are incorporating our MRS technology into a new 3D scanning system, CyberGage360, which we believe will serve a wide range of inspection applications in the general purpose 3D metrology market. Beta testing for CyberGage360 commenced in the first quarter of 2016, and we presently anticipate initial CyberGage360 sales in the second half of 2016. We believe the unique performance characteristics of MRS that inhibit reflections and enable very accurate measurements at fast speeds, will give CyberGage360 a competitive advantage in the marketplace for 3D scanning systems.
We also have committed funds to development of new products for inspecting memory modules. To date, we have received orders worth approximately $6.3 million from one of the world’s top four memory manufacturers for our newly-developed MX600 system that is used to inspect memory modules at the end of the production line after singulation. Our revenues for the first quarter of 2016 include approximately $2.5 million from the year-end backlog of MX600 systems. During the first quarter of 2016, we received an additional order worth approximately $2.4 million for MX600 systems, bringing our total backlog for this product at March 31, 2016 to approximately $3.4 million. Customer acceptances and revenues for this backlog are expected over the balance of 2016.
We ended the first quarter of 2016 with a backlog of $17.7 million, up from $6.8 million at March 31, 2015 and $15.0 million at December 31, 2015, making us confident in our ability to post strong year-over-year sales growth and profitability in this year's second quarter. As we have previously indicated, our quarterly results will fluctuate somewhat on a sequential basis during 2016, reflecting the pace of new orders for our 3D products and customer acceptances of our MX600 backlog. Nonetheless, we are forecasting strongly improved revenue and operating results for the full year.
We believe that we have the resources required to attain our growth objectives, given our available cash and marketable securities balances totaling $17.4 million at March 31, 2016.
Revenues
Our revenues increased by 100% to $19.1 million in the three months ended March 31, 2016, from $9.5 million in the three months ended March 31, 2015. The following table sets forth revenues by product line for the three month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In thousands)	2016	2015
SMT and High Precision 3D OEM Sensors	$6,208	$3,017
Semiconductor Sensors	2,117	2,119
SMT Inspection Systems	8,752	3,168
3D Scanning Solutions and Services	2,037	1,241
Total	$19,114	$9,545
Revenue from sales of SMT and high precision 3D OEM sensors increased by $3.2 million or 106% to $6.2 million in the three months ended March 31, 2016 from $3.0 million in the three months ended March 31, 2015. Revenue increases resulted from sales of 3D MRS sensors to KLA-Tencor and Nordson under our long term supply agreements with these customers, as well as a rebound in sales of legacy 2D LaserAlign sensors. Sales to KLA-Tencor are expected to continue growing as our sensors are being incorporated into a growing portion of their back-end semiconductor packaging inspection systems. Nordson introduced its 3D MRS-equipped AOI system at the IPC APEX Expo trade show in March to a very favorable reception. This causes us to believe that our Nordson supply agreement should be a positive contributor to our future sales growth. The rebound in sales of 2D LaserAlign sensors was driven by an OEM customer who experienced a significant increase in sales of product that incorporate our sensors.

Revenue from sales of semiconductor sensors, principally our WaferSense® and ReticleSense® product lines, were essentially unchanged in the three months ended March 31, 2016 when compared to the three months ended March 31, 2015. We have continued to invest in our WaferSense and ReticleSense product lines and have received a high level of customer interest in our new Auto-Multi Sensors that combine leveling, vibration and humidity measurements into an all-in-one wireless, real-time device. We believe our line of Auto-Multi Sensors should make a growing contribution to our semiconductor sales in coming quarters. We anticipate that the benefits from growing market awareness and new product introductions will lead to additional WaferSense® and ReticleSense® sales in future periods.
Revenue from sales of SMT inspection systems increased by $5.6 million or 176% to $8.8 million in the three months ended March 31, 2016 from $3.2 million in the three months ended March 31, 2015. Revenue in the first quarter of 2016 benefited from follow-on orders for SQ3000 systems totaling approximately $4.0 million from a key customer for a next-generation consumer electronics product. Our revenues for the first quarter of 2016 also include approximately $2.5 million from the year-end backlog of MX600 systems. During the first quarter of 2016, we received an additional $2.4 million order for MX600 systems, bringing our total backlog for this product at March 31, 2016 to approximately $3.4 million. Customer acceptances and revenues for this backlog are expected over the balance of 2016.
We believe the markets for 2D AOI and solder paste inspection (SPI) systems have become highly competitive and a growing number of companies are transitioning from 2D AOI to 3D AOI to meet the increasingly demanding inspection requirements of the electronics and industrial markets. We believe sales of our new 3D MRS enabled AOI products will represent an increasing percentage of our AOI and SPI sales in the future. We believe our differentiated 3D MRS platform technology will provide us with an opportunity to capture meaningful market share in the 3D AOI market, due to the competitive advantages of our MRS technology.
Revenue from sales of 3D scanning solutions and services increased by $796,000 or 64% to $2.0 million in the three months ended March 31, 2016, from $1.2 million in the three months ended March 31, 2015. Revenue increases in the first quarter of 2016 were due to strong sales of computed tomography or X-ray scanning (CT) systems, reflecting our ability to provide a comprehensive offering of training and installation support services. Strong sales of CT systems are expected to continue in the second quarter of 2016. Future revenue growth in 3D scanning solutions and services will be determined in part by our new MRS-equipped CyberGage360 scanning system. We started beta testing for CyberGage360 in the first quarter of 2016, and presently anticipate initial sales of our 3D MRS-equipped CyberGage360 scanning system in the second half of 2016.
Export revenue totaled $16.2 million or 85% of total revenue in the three months ended March 31, 2016, compared to $6.9 million or 72% of total revenue in the three months March 31, 2015. The increase in export revenue as a percentage of total revenue was due to the increase in sales of SMT and high precision 3D OEM sensors and the increase in sales of SMT inspection systems, both of which tend to have a higher proportion of sales outside the United States compared to our other products.
Cost of Revenues and Gross Margin
Cost of revenues increased by $6.2 million or 124% to $11.2 million in the three months ended March 31, 2016, from $5.0 million in the three months ended March 31, 2015. The increase in cost of revenues was due to the 100% increase in revenues in the three months ended March 31, 2016, when compared to the corresponding period of the preceding year. Items included in cost of revenues that fluctuate with the level of sales include raw materials, direct labor and factory overhead costs. Total gross margin as a percentage of revenues was 42% in the three months ended March 31, 2016, compared to 48% in the three months March 31, 2015. The decrease in gross margin percentage was attributable to a change in product mix. Revenue from SMT inspection systems, which tend to have a lower gross margin percentage, accounted for a higher proportion of our revenue in the first quarter of 2016, while semiconductor sensors, which have a higher gross margin percentage, accounted for a lower proportion of our revenue.
Our markets are highly price competitive, particularly the electronic assembly market, resulting in continual pressure on our gross margins. We compensate for pricing pressure by introducing new products with more features and improved performance and through manufacturing cost reduction programs. Many products that we have recently introduced or are about to introduce, including our SQ3000 3D AOI system, CyberGage360 scanning system, MRS sensor subsystems and WaferSense sensors, have or will have more favorable margins than many of our existing products.
Operating Expenses
Operating expenses increased by $166,000 or 3% to $5.6 million in the three months ended March 31, 2016, from $5.4 million in the three months ended March 31, 2015. The increase in operating expenses was mainly due to higher incentive compensation costs resulting from significantly improved financial performance, offset in part by various cost savings and efficiencies implemented throughout 2015.

Research and development expenses were $2.0 million or 11% of revenue in the three months ended March 31, 2016, compared to $2.0 million or 21% of revenue in the three months ended March 31, 2015. The slight increase in research and development expense in the three months ended March 31, 2016, when compared to the prior year period, was mainly due to incentive compensation resulting from our improved financial performance. Current research and development expenditures are primarily focused on continued development of our MRS technology and related products, including 3D sensor subsystems, enhancements to the SQ3000 3D AOI system and the CyberGage360 scanning system.
Selling, general and administrative expenses were $3.5 million or 18% of revenue in the three months ended March 31, 2016, compared to $3.4 million or 35% of revenue in the three months ended March 31, 2015. The higher expense in the three months ended March 31, 2016 was mainly due to increased incentive compensation resulting from our improved financial performance.
Interest Income and Other
Interest income and other includes interest earned on investments and gains and losses associated with foreign currency transactions, including intercompany financing transactions associated with our subsidiaries in the United Kingdom and Singapore. Because we maintain our investments in instruments designed to avoid risk of loss of principal, in the current interest rate environment, we have generated very little interest income. We recognized losses from foreign currency transactions, primarily intercompany financing transactions, of $88,000 in the three months ended March 31, 2016, compared to gains of $67,000 in the three months ended March 31, 2015.
Income Taxes
We recorded income tax expense of $43,000 in the three months ended March 31, 2016, compared to income tax expense of $20,000 in the three months ended March 31, 2015. At March 31, 2016 we continue to have a valuation allowance recorded against all of our U.S. and Singapore based net deferred tax assets. The valuation allowances may be reversed once our operations and outlook materially strengthen for an extended period of time. Income tax expense in the three months ended March 31, 2016 and the three months ended March 31, 2015 includes minimal state income tax expense and foreign income tax expense incurred by our subsidiaries in the United Kingdom and China. Income tax expense in the three months ended March 31, 2016 also includes U.S. federal alternative minimum taxes.
Our 2012 income tax return for Singapore is currently being audited by the Inland Revenue Authority of Singapore. We do not presently anticipate that the outcome of this audit will have any impact on our financial position or results of operations.
Backlog
Backlog totaled $17.7 million at March 31, 2016, $15.0 million at December 31, 2015 and $6.8 million at March 31, 2015. Our products are typically shipped two weeks to two months after receipt of an order. Sales of some SMT inspection system products may require customer acceptance due to performance or other acceptance criteria included in the terms of sale. For these SMT product sales, revenue is recognized at the time of customer acceptance. Our backlog at any time may vary significantly based on the timing of orders from OEM customers. Accordingly, backlog may not be an accurate indicator of performance in the future.
Liquidity and Capital Resources
Our cash and cash equivalents increased by $729,000 in the three months ended March 31, 2016, principally resulting from cash provided by operating activities of $32,000, proceeds of $979,000 from sales and maturities of marketable securities, net of purchases of marketable securities, offset in part by purchases of fixed assets and patent costs totaling $326,000. Our cash and cash equivalents fluctuate in part because of sales and maturities of marketable securities and investment of cash balances in marketable securities, or from other sources of cash. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity than cash balances alone. Combined balances of cash and marketable securities decreased by $208,000 to $17.4 million as of March 31, 2016 from $17.6 million as of December 31, 2015.

Operating activities provided $32,000 of cash in the three months ended March 31, 2016. Cash provided by operations included net income of $2.3 million, which included non-cash expenses totaling $747,000 for depreciation and amortization, provision for doubtful accounts, deferred income taxes, non-cash losses from foreign currency transactions and stock compensation costs. Changes in operating assets and liabilities providing cash included a decrease in inventories of $379,000, an increase in accounts payable of $2.5 million, an increase in advance customer payments of $2.0 million and an increase in accrued expenses of $585,000. Changes in operating assets and liabilities using cash included an increase in accounts receivable of $8.0 million and an increase in other assets of $409,000. Inventories decreased due to customer acceptance for a substantial portion of our MX600 backlog, offset in part by new inventory purchases to support future sales requirements. The accounts payable increase resulted from first quarter inventory purchases needed to support current and future anticipated sales. The increase in advance customer payments resulted from significant pre-payments received for sales of equipment expected to result in revenue in the second quarter of 2016. Accrued expenses were higher mainly due to incentive compensation and warranty accruals resulting from our improved financial performance and higher sales levels. Accounts receivable increased because sales were $7.7 million higher in the first quarter of 2016, when compared to the fourth quarter of 2015. Other assets increased because of deposits paid to a key supplier, and an increase in recoverable goods and services taxes resulting from the larger inventory purchases.
Investing activities provided $653,000 of cash in the three months ended March 31, 2016. Changes in the level of investment in marketable securities, resulting from the purchases, sales and maturities of those securities provided $979,000 of cash in the three months ended March 31, 2016. We used $326,000 of cash in the three months ended March 31, 2016 for the purchase of fixed assets and capitalized patent costs.
There were no financing activities in the three months ended March 31, 2016.
Our Board of Directors has authorized a $2.0 million share repurchase program. The common stock may be acquired from time to time in open market transactions, block purchases and other transactions complying with the Securities and Exchange Commission’s Rule 10b-18. We adopted a 10b5-1 trading plan to implement the repurchase program. As of March 31, 2016 no shares have been repurchased under this authorization.
At March 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established by some companies for the purpose of establishing off-balance sheet arrangements or for other contractually narrow or limited purposes.
Except for obligations under facility leases and purchase contracts, we had no material commitments for expenditures as of March 31, 2016. Purchase commitments for inventory can vary based on the volume of revenue and resulting inventory requirements.
Our cash, cash equivalents and marketable securities totaled $17.4 million at March 31, 2016. We believe that on-hand cash, cash equivalents and marketable securities, coupled with anticipated future cash flow from operations, will be adequate to fund our cash flow needs for the foreseeable future, including the contractual obligations discussed above.
Inflation and Foreign Currency Transactions
Changes in our revenues have resulted primarily because of changes in the level of unit shipments due to competitive factors and the relative strength or weakness of the worldwide electronics and semiconductor fabrication capital equipment markets. We believe that inflation has not had a significant effect on our operations.
Most of our international export sales are negotiated, invoiced and paid in U.S. dollars. We manufacture our SMT inspection system products in Singapore and a portion of our raw material purchases are denominated in Singapore dollars. We also have R&D and sales personnel located in Singapore and sales offices located in other parts of the world. Although currency fluctuations do not significantly affect our revenue, they can impact our costs and influence the price competitiveness of our products and the willingness of existing and potential customers to purchase these products.

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
PART II. OTHER INFORMATION
ITEM 1A – RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results.

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
Dated: May 6, 2016