Form 10-Q
period 2016-06-30
CYBEROPTICS CORP
filed 2016-08-08
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At July 31, 2016, there were 6,860,849 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION
(Unaudited)

(In thousands, except share information)	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$10,082	$4,274
Marketable securities	5,190	5,249
Accounts receivable, less allowance for doubtful accounts of $561 at June 30, 2016 and $521 at December 31, 2015	11,509	8,150
Inventories	12,503	13,265
Other current assets	1,809	1,190
Total current assets	41,093	32,128

Marketable securities, long-term	7,227	8,084
Equipment and leasehold improvements, net	2,418	2,368
Intangible assets, net	507	549
Goodwill	1,366	1,366
Other assets	193	186
Deferred tax assets	46	58
Total assets	$52,850	$44,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$6,368	$5,778
Advance customer payments	1,187	481
Accrued expenses	3,296	1,959
Total current liabilities	10,851	8,218

Other liabilities	282	268
Deferred tax liability	68	69
Reserve for income taxes	126	126
Total liabilities	11,327	8,681

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 6,824,368 shares issued and outstanding at June 30, 2016 and 6,771,668 shares issued and outstanding at December 31, 2015	32,102	31,292
Accumulated other comprehensive loss	(1,358)	(1,709)
Retained earnings	10,779	6,475
Total stockholders’ equity	41,523	36,058
Total liabilities and stockholders’ equity	$52,850	$44,739
SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Revenues	$18,631	$10,254	$37,745	$19,799
Cost of revenues	10,486	5,685	21,656	10,669

Gross margin	8,145	4,569	16,089	9,130

Research and development expenses	2,110	1,913	4,140	3,902
Selling, general and administrative expenses	4,031	3,295	7,537	6,676
Amortization of intangibles	17	16	34	33

Income (loss) from operations	1,987	(655)	4,378	(1,481)

Interest income and other	98	(86)	13	(21)

Income (loss) before income taxes	2,085	(741)	4,391	(1,502)

Income tax provision	44	20	87	40

Net income (loss)	$2,041	$(761)	$4,304	$(1,542)

Net income (loss) per share – Basic	$0.30	$(0.11)	$0.63	$(0.23)
Net income (loss) per share – Diluted	$0.29	$(0.11)	$0.62	$(0.23)

Weighted average shares outstanding – Basic	6,803	6,688	6,790	6,682
Weighted average shares outstanding – Diluted	7,051	6,688	6,943	6,682
SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CYBEROPTICS CORPORATION
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net income (loss)	$2,041	$(761)	$4,304	$(1,542)

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(76)	215	194	(171)

Unrealized gains on available-for-sale securities:
Unrealized gains (losses)	15	(25)	68	(6)
Reclassification adjustment	—	—	—	—
Total unrealized gains (losses) on available-for-sale securities	15	(25)	68	(6)

Unrealized gains (losses) on foreign exchange forward contracts:
Unrealized gains (losses)	(7)	123	53	(105)
Reclassification adjustment for losses included in net income (loss)	5	124	36	306
Total unrealized gains (losses) on foreign exchange forward contracts	(2)	247	89	201

Other comprehensive income (loss), before tax	(63)	437	351	24
Income tax provision related to items of other comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss), net of tax	(63)	437	351	24
Total comprehensive income (loss)	$1,978	$(324)	$4,655	$(1,518)
SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,304	$(1,542)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,014	959
Provision for doubtful accounts	40	2
Deferred taxes	11	35
Foreign currency transaction gains	(21)	(62)
Stock compensation costs	552	276
Changes in operating assets and liabilities:
Accounts receivable	(3,399)	117
Inventories	663	(1,567)
Other assets	(575)	(323)
Accounts payable	523	(83)
Advance customer payments	706	28
Accrued expenses	1,427	(402)
Net cash provided by (used in) operating activities	5,245	(2,562)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale marketable securities	1,631	2,698
Proceeds from sales of available-for-sale marketable securities	1,402	716
Purchases of available-for-sale marketable securities	(2,069)	(2,194)
Additions to equipment and leasehold improvements	(656)	(266)
Additions to patents	(43)	(32)
Net cash provided by investing activities	265	922

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	258	294
Net cash provided by financing activities	258	294

Effects of exchange rate changes on cash and cash equivalents	40	(6)

Net increase (decrease) in cash and cash equivalents	5,808	(1,352)

Cash and cash equivalents – beginning of period	4,274	5,171
Cash and cash equivalents – end of period	$10,082	$3,819
SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CYBEROPTICS CORPORATION
1. INTERIM REPORTING:
The interim condensed consolidated financial statements presented herein as of June 30, 2016, and for the three and six month periods ended June 30, 2016 and 2015, are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.
The results of operations for the three and six month periods ended June 30, 2016 do not necessarily indicate the results to be expected for the full year. The December 31, 2015 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2015.
2. MARKETABLE SECURITIES:
Our investments in marketable securities are classified as available-for-sale and consist of the following:

	June 30, 2016
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$3,744	$5	$—	$3,749
Corporate debt securities and certificates of deposit	1,440	1	—	1,441
Marketable securities – short-term	$5,184	$6	$—	$5,190
Long-Term
U.S. government and agency obligations	$6,432	$40	$—	$6,472
Corporate debt securities and certificates of deposit	250	1	—	251
Asset backed securities	452	—	—	452
Equity security	42	10	—	52
Marketable securities – long-term	$7,176	$51	$—	$7,227

	December 31, 2015
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$3,806	$—	$(2)	$3,804
Corporate debt securities and certificates of deposit	1,440	—	(1)	1,439
Asset backed securities	6	—	—	6
Marketable securities – short-term	$5,252	$—	$(3)	$5,249
Long-Term
U.S. government and agency obligations	$6,681	$1	$(18)	$6,664
Corporate debt securities and certificates of deposit	675	—	(1)	674
Asset backed securities	694	—	(1)	693
Equity security	42	11	—	53
Marketable securities – long-term	$8,092	$12	$(20)	$8,084
Our investments in marketable debt securities all have maturities of less than five years. At June 30, 2016, marketable debt securities valued at $11.5 million were in an unrealized gain position totaling $47,000 and marketable debt securities valued at $827,000 were in an unrealized loss position that was inconsequential (all had been in an unrealized loss position for less than 12 months). At December 31, 2015, marketable debt securities valued at $2.3 million were in an unrealized gain position totaling $1,000 and marketable debt securities valued at $11.0 million were in an unrealized loss position totaling $23,000 (all had been in an unrealized loss position for less than 12 months).

Net pre-tax unrealized gains for marketable securities of $57,000 at June 30, 2016 and net pre-tax unrealized losses for marketable securities of $11,000 at December 31, 2015 were recorded as a component of accumulated other comprehensive loss in stockholders’ equity. We received proceeds from the sale of marketable securities in the three and six month periods ended June 30, 2016 of $625,000 and $1.4 million, respectively. We received proceeds from the sale of marketable securities in the three and six month periods ended June 30, 2015 of $300,000 and $716,000, respectively. No gain or loss was recognized on any of the aforementioned sales.
Investments in marketable securities classified as cash equivalents of $5.0 million at June 30, 2016 and $791,000 at December 31, 2015 consist of the following:

	June 30, 2016
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Recorded Basis
Money market and certificates of deposit	$4,993	$—	$—	$4,993
	$4,993	$—	$—	$4,993

	December 31, 2015
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Recorded Basis
Money market and certificates of deposit	$791	$—	$—	$791
	$791	$—	$—	$791
Cash and marketable securities held by foreign subsidiaries totaled $357,000 at June 30, 2016 and $701,000 at December 31, 2015.
3. DERIVATIVES:
We previously entered into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies associated with our subsidiary in Singapore. These transactions were designated as cash flow hedges. The effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affected earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness were recognized in current earnings. Hedge ineffectiveness and the amounts excluded from effectiveness testing recognized in earnings on cash flow hedges were not material for the three and six month periods ended June 30, 2016 or the three and six month periods ended June 30, 2015.
At June 30, 2016, there were no open foreign exchange forward contracts designated as cash flow hedges. At December 31, 2015, the dollar equivalent gross notional amount of our foreign exchange forward contracts designated as cash flow hedges was approximately $1.8 million. The fair value of our cash flow hedges at December 31, 2015 representing losses in the amount of $78,000 was recorded in accrued expenses.
Reclassifications of amounts from accumulated other comprehensive loss into earnings include accumulated gains (losses) at the time earnings were impacted by the forecasted transaction. The location in the consolidated statements of operations and consolidated statements of comprehensive income (loss) and amounts of gains and losses related to derivative instruments designated as cash flow hedges are as follows:

	Three Months Ended June 30, 2016
(In thousands)	Pretax Loss Recognized in Other Comprehensive Income (Loss) on Effective Portion of Derivative	Pretax Loss Recognized in Earnings on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Loss
Cost of revenues	$(4)	$(2)
Research and development	(2)	(2)
Selling, general and administrative	(1)	(1)
Total	$(7)	$(5)

	Three Months Ended June 30, 2015
(In thousands)	Pretax Gain Recognized in Other Comprehensive Income (Loss) on Effective Portion of Derivative	Pretax Loss Recognized in Earnings on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Loss
Cost of revenues	$78	$(75)
Research and development	27	(26)
Selling, general and administrative	18	(23)
Total	$123	$(124)

	Six Months Ended June 30, 2016
(In thousands)	Pretax Gain Recognized in Other Comprehensive Income (Loss) on Effective Portion of Derivative	Pretax Loss Recognized in Earnings on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Loss
Cost of revenues	$32	$(27)
Research and development	14	(6)
Selling, general and administrative	7	(3)
Total	$53	$(36)

	Six Months Ended June 30, 2015
(In thousands)	Pretax Loss Recognized in Other Comprehensive Income (Loss) on Effective Portion of Derivative	Pretax Loss Recognized in Earnings on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Loss
Cost of revenues	$(65)	$(187)
Research and development	(22)	(61)
Selling, general and administrative	(18)	(58)
Total	$(105)	$(306)
At June 30, 2016, there were no pretax amounts recorded in accumulated other comprehensive loss for cash flow hedging instruments. The $89,000 unrealized pretax loss recorded in accumulated other comprehensive loss at December 31, 2015 for cash flow hedging instruments was reclassified to earnings during the six months ended June 30, 2016. Additional information with respect to the impact of derivative instruments on other comprehensive income (loss) is included in Note 10.
We periodically enter into foreign exchange forward contracts that are not designated as cash flow hedges. These contracts are of short duration, typically ranging from one to five days, and are used to obtain foreign currencies to meet current requirements. The amounts and fair values associated with these contracts at June 30, 2016 and December 31, 2015 was inconsequential. Additional information with respect to the fair value of derivative instruments is included in Note 4.

4. FAIR VALUE MEASUREMENTS:
We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our marketable securities and foreign exchange forward contracts as of June 30, 2016 and December 31, 2015 according to the three-level fair value hierarchy:

	Fair Value Measurements at June 30, 2016 Using
(In thousands)	Balance June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$10,221	$—	$10,221	$—
Corporate debt securities and certificates of deposit	1,692	—	1,692	—
Asset backed securities	452	—	452	—
Equity security	52	52	—	—
Total marketable securities	$12,417	$52	$12,365	$—

Derivative instruments:
Foreign exchange forward contracts	$—	$—	$—	$—

	Fair Value Measurements at December 31, 2015 Using
(In thousands)	Balance December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$10,468	$—	$10,468	$—
Corporate debt securities and certificates of deposit	2,113	—	2,113	—
Asset backed securities	699	—	699	—
Equity security	53	53	—	—
Total marketable securities	$13,333	$53	$13,280	$—

Derivative instruments-liabilities:
Foreign exchange forward contracts	$78	$—	$78	$—
During the six months ended June 30, 2016 and the year ended December 31, 2015, there were no transfers within the three level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed which merit a transfer between the disclosed levels of the valuation hierarchy.
The fair value for our U.S. government and agency obligations, corporate debt securities and certificates of deposit and asset backed securities are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers. The fair value for our equity security is based on a quoted market price obtained from an active market.

The fair value for our foreign exchange forward contracts is based on foreign currency spot and forward rates obtained from reputable financial institutions, with resulting valuations periodically validated by obtaining foreign currency spot rate and forward quotes from other industry standard sources or third party or counterparty quotes. At June 30, 2016, there were no open foreign exchange forward contracts designated as cash flow hedges. The fair value of foreign exchange forward contracts designated as cash flow hedges at December 31, 2015 representing losses in the amount of $78,000 was recorded in accrued expenses. The amounts and fair values of open foreign exchange forward contracts that were not designated as cash flow hedges at June 30, 2016 and December 31, 2015 were inconsequential.
The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, advance customer payments, accrued expenses and other liabilities approximate their related fair values due to their short-term maturities. Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value during the six months ended June 30, 2016 or the six months ended June 30, 2015.
5. ACCOUNTING FOR STOCK-BASED COMPENSATION:
We have four stock-based compensation plans that are administered by the Compensation Committee of the Board of Directors. We have an Employee Stock Incentive Plan for officers, other employees, consultants and independent contractors under which we have granted options and restricted stock units to officers and other employees, an Employee Stock Purchase Plan under which shares of our common stock may be acquired by employees at discounted prices, and a Non-Employee Director Stock Plan that provides for automatic grants of stock options and shares of our common stock to non-employee directors. We also have another stock incentive plan for non-employee directors, but no further awards are made under this plan. New shares are issued for all option exercises, upon vesting of restricted stock units, for share issuances to board members and for issuances under the Employee Stock Purchase Plan.
Employee Stock Incentive Plan
As of June 30, 2016, there are 1,036,157 shares of common stock reserved in the aggregate for issuance pursuant to outstanding or future awards under our Employee Stock Incentive Plan. Although our Compensation Committee has authority to issue options, restricted stock, restricted stock units, share grants and other share based benefits under our Employee Stock Incentive Plan, to date only restricted stock units and stock options have been granted under the plan. Options have been granted at an option price per share equal to the market value of our common stock on the date of grant, vest over a four-year period and expire seven years after the date of grant. Restricted stock units vest over a four year period and entitle the holders to one share of our common stock for each restricted stock unit.
As of June 30, 2016, there were 475,439 shares of common stock available for future awards under our Employee Stock Incentive Plan, including an additional 350,000 shares authorized in May 2016. Reserved shares underlying outstanding awards, including options and restricted shares, that are forfeited are available under the Employee Stock Incentive Plan for future grant.
Non-Employee Director Stock Plan
At our annual meeting on May 20, 2016, our shareholders, upon recommendation of the Board of Directors, approved a new Non-Employee Director Stock Plan. A total of 100,000 shares of common stock were authorized for issuance pursuant to the plan. Under the terms of the new plan, each non-employee director will automatically be granted, on the date of each annual meeting at which such director is elected to serve on the board (beginning with our May 2016 annual meeting), 2,000 shares of our common stock and a stock option to acquire 4,000 shares of our common stock. Shares granted under the plan are not subject to vesting restrictions. Each stock option granted under this plan will be fully exercisable, have an exercise price equal to the closing price of our common stock on the date of grant and have a term of 10 years.
Pursuant to the plan, on the date of our 2016 annual meeting, we issued a total of 8,000 shares of our common stock and stock options to acquire 16,000 shares of our common stock to our non-employee directors. The shares had a total fair market value on the date of grant equal to $136,000 (grant date fair value of $16.97 per share) and the options had a total fair market value on the date of grant using the Black-Scholes model equal to $139,000 (grant date fair value of $8.71 per option to acquire one share of our common stock). As of June 30, 2016, there were 76,000 shares of common stock available for future awards under the Non-Employee Director Stock Plan.

Stock Option Activity
The following is a summary of stock option activity for all of our plans in the six months ended June 30, 2016:

	Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2015	570,500	$8.00
Granted	21,000	15.19
Exercised	(49,000)	9.06
Expired	—	—
Forfeited	—	—
Outstanding, June 30, 2016	542,500	$8.19

Exercisable, June 30, 2016	190,335	$8.15
The intrinsic value of an option is the amount by which the market price of the underlying stock exceeds the option's exercise price. For options outstanding at June 30, 2016, the weighted average remaining contractual term of all outstanding options was 5.03 years and their aggregate intrinsic value was $3.7 million. At June 30, 2016, the weighted average remaining contractual term of options that were exercisable was 4.51 years and their aggregate intrinsic value was $1.3 million. The aggregate intrinsic value of stock options exercised was $375,000 in the six months ended June 30, 2016. We received proceeds from stock option exercises of $258,000 in the six months ended June 30, 2016 and $294,000 in the six months ended June 30, 2015. No tax benefit was realized from the exercise of these stock options, and no amounts were credited to additional paid-in capital. The total fair value of options that vested in the six months ended June 30, 2016 was $274,000.
The fair value of stock options granted to our employees and non-employee directors was estimated on the date of grant using the Black-Scholes model. The Black-Scholes valuation model incorporates ranges of assumptions that are disclosed in the table below. The risk-free interest rate is based on the United States Treasury yield curve at the time of grant with a remaining term equal to the expected life of the awards. We used historical experience to estimate the expected term, representing the length of time in years, that the options are expected to be outstanding. Expected volatility was computed based on historical fluctuations in the daily price of our common stock.
For stock options granted in the six months ended June 30, 2016, we utilized the fair value of our common stock on the date of grant and employed the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

2016
Risk-free interest rates	1.24% - 1.85%
Expected life in years	5.10 - 7.50
Expected volatility	42.22% - 46.67%
Dividend yield	—%
Weighted average fair value on grant date	$3.68 - $8.71
Restricted Stock Units
Restricted stock units are granted under our Employee Stock Incentive Plan. There were no restricted stock units granted in the three or six months ended June 30, 2016. The aggregate fair value of outstanding restricted stock units based on the closing share price of our common stock on June 30, 2016 was $715,000. The aggregate fair value of restricted stock units that vested, based on the closing share price of our common stock on the vesting date, was $190,000 in the six months ended June 30, 2016.

A summary of activity for non-vested restricted stock units in the six months ended June 30, 2016 is as follows:

Non-vested restricted stock units	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	54,315	$7.43
Granted	—	—
Vested	(6,597)	7.05
Forfeited	—	—
Non-vested at June 30, 2016	47,718	$7.48
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. There were no shares issued under this plan in either the six months ended June 30, 2016 or the six months ended June 30, 2015. As of June 30, 2016, 95,757 shares remain available for future issuance under this plan.
Stock Grant Plan for Non-Employee Directors
Previously, we had a stock grant plan for non-employee directors that provided for automatic grants of 1,000 shares of our common stock to each of our non-employee directors upon their re-election to the Board of Directors. This plan was terminated and our non-employee directors did not receive any share grants under this plan on the date of our 2016 annual meeting at which our shareholders approved the new Non-Employee Director Stock Plan. In the three months ended June 30, 2015, a total of 4,000 shares were issued to non-employee directors under this plan. The shares issued in the three months ended June 30, 2015 had a fair market value on the date of grant equal to $41,000 (grant date fair value of $10.36 per share).
Stock Based Compensation Information
All equity-based compensation awarded to our employees and non-employee directors, representing grants of shares, stock options and restricted stock units, are recognized as an expense in our consolidated statement of operations based on the grant date fair value of the award. We utilize the straight-line method of expense recognition over the vesting period for our options subject to time-based vesting restrictions. The fair value of stock options granted has been determined using the Black-Scholes model. The compensation expense recognized for all equity based awards is net of estimated forfeitures, which are based on historical data. We have classified equity-based compensation within our statement of operations in the same manner as our cash based compensation costs.
Equity-based compensation expense in the three months ended June 30, 2016 totaled $409,000, and includes $226,000 for stock option awards, $16,000 for our Employee Stock Purchase Plan, $31,000 for unvested restricted stock units and $136,000 for shares issued to our non-employee directors. Equity-based compensation expense in the six months ended June 30, 2016, totaled $552,000, and includes $321,000 for stock option awards, $32,000 for our Employee Stock Purchase Plan, $63,000 for unvested restricted stock units and $136,000 for shares issued to our non-employee directors.
Equity-based compensation expense in the three months ended June 30, 2015 totaled $159,000, and includes $74,000 for stock option awards, $16,000 for our Employee Stock Purchase Plan, $28,000 for unvested restricted stock units and $41,000 for shares issued to our non-employee directors. Equity based compensation expense in the six months ended June 30, 2015 totaled $276,000, and includes $148,000 for stock option awards, $31,000 for our Employee Stock Purchase Plan, $56,000 for unvested restricted stock units and $41,000 for shares issued to our non-employee directors.
At June 30, 2016, the total unrecognized compensation cost related to non-vested equity based compensation arrangements was $1.2 million, and the related weighted average period over which it is expected to be recognized is 2.12 years.

6. OTHER FINANCIAL STATEMENT DATA:
The make-up of our inventories is as follows:

(In thousands)	June 30, 2016	December 31, 2015
Raw materials and purchased parts	$6,480	$6,787
Work in process	780	508
Finished goods	5,243	5,970
Total inventories	$12,503	$13,265
The components of our accrued expenses are as follows:

(In thousands)	June 30, 2016	December 31, 2015
Wages and benefits	$2,241	$1,014
Warranty liability	685	584
Other	370	361
	$3,296	$1,959
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
A reconciliation of the changes in our estimated warranty liability is as follows:

	Six Months Ended June 30,
(In thousands)	2016	2015
Balance at beginning of period	$645	$839
Accrual for warranties	447	287
Warranty revision	(25)	10
Settlements made during the period	(295)	(426)
Balance at end of period	772	710
Current portion of estimated warranty liability	(685)	(635)
Long-term estimated warranty liability	$87	$75

Deferred warranty revenue:
The current portion of our deferred warranty revenue is included as a component of advance customer payments. The long-term portion of our deferred warranty revenue is included as a component of other liabilities. A reconciliation of the changes in our deferred warranty revenue is as follows:

	Six Months Ended June 30,
(In thousands)	2016	2015
Balance at beginning of period	$199	$475
Revenue deferrals	203	212
Amortization of deferred revenue	(226)	(365)
Total deferred warranty revenue	176	322
Current portion of deferred warranty revenue	(171)	(307)
Long-term deferred warranty revenue	$5	$15
7. INTANGIBLE ASSETS:
Intangible assets consist of the following:

	June 30, 2016			December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,557	$(2,305)	$252	$2,513	$(2,253)	$260
Software	206	(68)	138	206	(53)	153
Marketing assets and customer relationships	101	(27)	74	101	(21)	80
Non-compete agreements	101	(58)	43	101	(45)	56
	$2,965	$(2,458)	$507	$2,921	$(2,372)	$549
Amortization expense for the three and six month periods ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Patents	$26	$27	$52	$56
Software	8	8	15	15
Marketing assets and customer relationships	3	2	6	5
Non-compete agreements	6	7	13	13
	$43	$44	$86	$89
Amortization of patents has been classified as research and development expense in the accompanying statements of operations. Estimated aggregate amortization expense based on current intangibles for the next five years is expected to be as follows: $86,000 for the remainder of 2016; $152,000 in 2017; $100,000 in 2018; $67,000 in 2019; $62,000 in 2020; and $40,000 in 2021.
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

8. REVENUE CONCENTRATIONS, SIGNIFICANT CUSTOMERS AND GEOGRAPHIC AREAS:
Export sales as a percentage of total sales in the three and six months ended June 30, 2016 were 81% and 83%, respectively. Export sales as a percentage of total sales in the three and six months ended June 30, 2015 were 74% and 73%, respectively. Virtually all of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Americas	$29	$201	$770	$269
Europe	5,756	2,871	9,871	5,591
Asia	9,262	4,327	20,647	8,353
Other	19	144	34	241
Total export sales	$15,066	$7,543	$31,322	$14,454
Our LaserAlign sensor products have historically accounted for a significant portion of our revenues and profitability. Our revenue, results of operations and cash flows could be negatively impacted if our LaserAlign customers are unsuccessful selling the products into which our sensors are incorporated, design their products to function without our sensors, purchase sensors from other suppliers, or otherwise terminate their relationships with us.
In the six months ended June 30, 2016, sales to significant customer A accounted for 12% of our total revenue, sales to significant customer B accounted for 17% of our total revenue and sales to significant customer C accounted for 11% of our total revenue. As of June 30, 2016, there were no accounts receivable from significant customer A, accounts receivable from significant customer B were $2.4 million, and accounts receivable from significant customer C were $671,000.
9. NET INCOME (LOSS) PER SHARE:
Net income (loss) per basic share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income per diluted share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of common shares to be issued upon exercise of stock options, vesting of restricted stock units and from the purchase of shares under our Employee Stock Purchase Plan, as calculated using the treasury stock method. Net loss per diluted share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Common equivalent shares are excluded from the calculation of net loss per diluted share due to their anti-dilutive effect. The components of net income (loss) per basic and diluted share are as follows:

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended June 30, 2016
Basic	$2,041	6,803	$0.30
Dilutive effect of common equivalent shares	—	248	(0.01)
Dilutive	$2,041	7,051	$0.29

(In thousands except per share amounts)	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended June 30, 2015
Basic	$(761)	6,688	$(0.11)
Dilutive effect of common equivalent shares	—	—	—
Dilutive	$(761)	6,688	$(0.11)

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Six Months Ended June 30, 2016:
Basic	$4,304	6,790	$0.63
Dilutive effect of common equivalent shares	—	153	(0.01)
Dilutive	$4,304	6,943	$0.62

(In thousands except per share amounts)	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Six Months Ended June 30, 2015:
Basic	$(1,542)	6,682	$(0.23)
Dilutive effect of common equivalent shares	—	—	—
Dilutive	$(1,542)	6,682	$(0.23)
Potentially dilutive shares excluded from the calculations of net income (loss) per diluted share due to their anti-dilutive effect were as follows: 16,000 shares in the three months ended June 30, 2016; 197,500 shares in the six months ended June 30, 2016; 559,000 shares in the three months ended June 30, 2015 and 566,000 shares in the six months ended June 30, 2015.
10. COMPREHENSIVE INCOME (LOSS):
Reclassification adjustments are made to avoid double counting for items included in comprehensive income (loss) that are also recorded as part of net income (loss). Reclassifications to earnings related to cash flow hedging instruments are discussed in Note 3. Amounts recorded in accumulated other comprehensive loss for foreign exchange forward contracts at June 30, 2016 are income tax related. We have recorded a valuation allowance against substantially all of our United States and Singapore based deferred tax assets. Accordingly, we do not expect to record a tax provision for items of other comprehensive income (loss), including foreign exchange forward contracts, until such time as the valuation allowance is substantially reduced.
The effect of the reclassifications from comprehensive income (loss) to earnings by line item is as follows:

Details about Components of Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Item in the Statements of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Unrealized losses on foreign exchange forward contracts	$(2)	$(75)	$(27)	$(187)	Cost of revenues
	(2)	(26)	(6)	(61)	Research and development expenses
	(1)	(23)	(3)	(58)	Selling, general and administrative expenses
	(5)	(124)	(36)	(306)	Total before tax
	—	—	—	—	Income tax provision (benefit)
	$(5)	$(124)	$(36)	$(306)	Net of tax

At June 30, 2016 and June 30, 2015, components of accumulated other comprehensive loss are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Foreign Exchange Forward Contracts	Accumulated Other Comprehensive Loss
Balances at December 31, 2015	$(1,545)	$(17)	$(147)	$(1,709)
Other comprehensive income before reclassifications	194	68	53	315
Amounts reclassified from accumulated other comprehensive loss	—	—	36	36
Total change for the period	194	68	89	351
Balances at June 30, 2016	$(1,351)	$51	$(58)	$(1,358)

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Foreign Exchange Forward Contracts	Accumulated Other Comprehensive Loss
Balances at December 31, 2014	$(920)	$61	$(412)	$(1,271)
Other comprehensive income (loss) before reclassifications	(171)	(6)	(105)	(282)
Amounts reclassified from accumulated other comprehensive loss	—	—	306	306
Total change for the period	(171)	(6)	201	24
Balances at June 30, 2015	$(1,091)	$55	$(211)	$(1,247)
11. INCOME TAXES:
We recorded income tax expense of $87,000 in the six months ended June 30, 2016, compared to $40,000 in the six months ended June 30, 2015. At June 30, 2016, we continue to have a valuation allowance recorded against all of our U.S. and Singapore based deferred tax assets. The valuation allowances may be reversed once our operations and outlook materially strengthen for an extended period of time. Income tax expense in the three and six months ended June 30, 2016 and the three and six months ended June 30, 2015 includes minimal state income tax expense and foreign income tax expense incurred by our subsidiaries in the United Kingdom and China. Income tax expense in the three and six months ended June 30, 2016 also includes U.S. federal alternative minimum taxes.
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
Even though we were profitable in the six months ended June 30, 2016, we concluded that a valuation allowance is still needed for all of our U.S. and Singapore based deferred tax assets due to our prior history of recurring losses. In analyzing the need for a valuation allowance, we first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions where we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. We also considered both our near and long-term financial outlook. After considering all available evidence both positive and negative, we concluded that a valuation allowance is needed for all of our U.S. and Singapore based deferred tax assets as of June 30, 2016 and December 31, 2015.
Deferred tax assets at June 30, 2016 include net operating loss carry forwards incurred in the United Kingdom by CyberOptics Ltd., which was acquired in 1999. A valuation allowance has not been recorded against these deferred tax assets. The utilization of these net operating loss carry forwards is dependent on CyberOptics Ltd.’s ability to generate sufficient United Kingdom taxable income during a reasonable future period.

The Inland Revenue Authority of Singapore recently completed a review of our 2012 income tax return. The review did not result in payment of any additional tax or change in our taxable income.
During 2015, our wholly owned Singapore subsidiary repatriated approximately $3.6 million to our U.S.-based parent, of which approximately $1.9 million had been previously taxed. We were able to accomplish the repatriation without having to pay cash taxes given available U.S. net operating loss carryforwards. For this reason and given our current tax situation, we concluded that a one-time repatriation of funds was appropriate. It is our intention to permanently reinvest the remaining undistributed earnings of our international subsidiaries. Accordingly, we have not recorded the related deferred tax liability of approximately $2.4 million for U.S.-based income taxes on these earnings. If we were to change our position on permanent reinvestment of undistributed earnings of our international subsidiaries, it is anticipated that any such change would not have a significant impact on our financial position or results of operations. This assessment is based on the amount of remaining undistributed earnings of international subsidiaries and the size of our available U.S. net operating loss carryforwards.
12. SHARE REPURCHASE:

In August of 2015, our Board of Directors authorized a $2.0 million share repurchase program. The common stock may be acquired from time to time in open market transactions, block purchases and other transactions complying with the Securities and Exchange Commission’s Rule 10b-18. We adopted a 10b5-1 trading plan to implement the repurchase program. We did not repurchase any of our common stock in the six months ended June 30, 2016.
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
14. RECENT ACCOUNTING DEVELOPMENTS:
In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on the recognition of revenue from contracts with customers (Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers). Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: a retrospective approach requiring application to each prior reporting period presented or the modified retrospective approach with the cumulative effect of initially applying the guidance recognized at the date of initial application. The FASB has delayed the effective date of the standard by one year to January 1, 2018, with early adoption permitted as of the original effective date of January 1, 2017. We presently anticipate that we will adopt the new standard retrospectively to each prior reporting period presented. We are still currently evaluating the impact of the new guidance on our consolidated financial statements. We presently anticipate that we will have the impact of the new guidance quantified by March 31, 2017.
In March 2016, the FASB issued guidance on simplifying the accounting for stock compensation (ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting). The guidance impacts the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the consolidated statement of cash flows. For U.S. public companies, the updated guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

In February 2016, the FASB issued new lease accounting guidance (ASU No. 2016-02, Leases). Under the new guidance, at the commencement date, lessees will be required to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. U.S. public companies should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

The preparation of the financial information contained in this Form 10-Q requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those estimates related to revenue recognition, bad debts, warranty obligations, inventory valuation, intangible assets and income taxes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. These critical accounting policies are discussed in more detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

RESULTS OF OPERATIONS
General
Our products are sold primarily into the electronics assembly, DRAM and flash memory, and semiconductor fabrication capital equipment markets. We sell products in these markets both to original equipment manufacturers (OEMs) of production equipment and to end-user customers that assemble circuit boards and semiconductor wafers and devices. Our wholly owned subsidiary, Laser Design, Inc. (LDI), provides 3D scanning solutions and services to the global 3D scanner and services metrology markets.
Our recent and planned product introductions are designed to strengthen our competitive position in our current markets and expand into adjacent markets. We believe 3D inspection represents a high-growth segment of both the electronic assembly market and the semiconductor market. For this reason, we are working to strategically reposition our company as a developer, manufacturer and global leader of high-precision 3D sensors. A key element in our strategic re-positioning is the development of new high precision 3D sensors based on our proprietary Multi-Reflection Suppression (MRS) technology. MRS technology inhibits reflections that can result in measurement inaccuracies, which is particularly critical for inspecting shiny objects.
We believe that MRS is a break-through technology for optical inspection, with the potential to expand our markets in the future. In the existing markets for our surface mount technology (SMT), semiconductor inspection and 3D scanning solutions, we are introducing new products based on MRS technology that we believe present a significant opportunity for increased revenues.
We recently entered into a mutually exclusive agreement to supply KLA-Tencor with high-precision 3D sensor subsystems for its back end semiconductor packaging inspection systems. We also have entered into an agreement to supply Nordson-YESTECH (Nordson) with high precision 3D sensor subsystems for the SMT market. The sensor subsystems are based on the new MRS technology that we have been developing for the past several years. We intend to expand sales of MRS technology into both the SMT market and adjacent markets that require high precision 3D optical inspection. We also plan to sell products based on our MRS technology to OEMs. During the second quarter, we received an $800,000 order for 3D MRS-enabled sensors from a major new customer for a general metrology application related to the inspection of finished goods. We anticipate that this order will result in revenue in the third quarter, and we believe this customer could generate significant sales going forward. In addition, research is under way to determine if the 3D MRS technology is applicable to front-end semiconductor manufacturing, which could have a significant impact on our future performance.

Our 3D MRS technology has also been deployed in our new 3D automated optical inspection (AOI) system, the SQ3000, which is designed to expand our presence in markets requiring high precision inspection. In these markets, identifying defects has become highly challenging and critical due to smaller electronics packaging and increasing component density on circuit boards. We believe the combination of our MRS technology and sophisticated 3D fusing algorithms allows us to offer microscopic image quality at production speeds. We recognized our initial revenues from sales of the SQ3000 in the second quarter of 2015. During the first six months of 2016, we received SQ3000 follow-on orders totaling approximately $4.7 million from a key customer for a next-generation consumer electronics product. As a result of these sales and the competitive advantages offered by our MRS technology, we believe that the future sales potential of the SQ3000 is significant.
We are incorporating our MRS technology into a new 3D scanning system, CyberGage360, which we believe will serve a wide range of inspection applications in the general purpose 3D metrology market. The CyberGage360 was commercially launched at the end of the second quarter of 2016. Initial sales of this product are anticipated in the second half of 2016, but more significant sales are forecasted for 2017. We believe that the unique performance characteristics of MRS, which inhibit reflections and enable very accurate measurements at fast speeds, will give CyberGage360 a competitive advantage in the marketplace for 3D scanning systems, and that sales of CyberGage360 could contribute substantially to our future revenue growth.
We also have committed funds to development of new products for inspecting memory modules. To date, we have received orders of approximately $6.3 million from one of the world’s top four memory manufacturers for our newly-developed MX600 system. This system is used to inspect memory modules at the end of the production line after singulation. We recognized revenues of $500,000 from sales of MX600 memory module inspection systems in the second quarter of 2016, and previously recognized $2.5 million of MX600 revenue in the first quarter of 2016. We presently anticipate that we will recognize revenue from our remaining $2.9 million of MX600 backlog in the third quarter of 2016.
We ended the second quarter of 2016 with a backlog of $14.7 million, up from $7.9 million at June 30, 2015, but down from $17.7 million at March 31, 2016. As stated previously, our quarterly results will fluctuate somewhat on a sequential basis, reflecting the pace of new orders for our 3D products and customer acceptances of our MX600 backlog. For our third quarter ending September 30, 2016, we are forecasting sales of $13.0 million to $15.0 million. We expect to be profitable in the third quarter and have another period of strong year-over-year sales growth. We also are forecasting strongly improved year-over-year sales and earnings for the fourth quarter.
We believe that we have the resources required to attain our growth objectives, given our available cash and marketable securities balances totaling $22.5 million at June 30, 2016.
Revenues
Our revenues increased by 82% to $18.6 million in the three months ended June 30, 2016, from $10.3 million in the three months ended June 30, 2015. Revenues increased by 91% to $37.7 million in the six months ended June 30, 2016, from $19.8 million in the six months ended June 30, 2015. The following table sets forth revenues by product line for the three and six month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
SMT and High Precision 3D Sensors	$6,396	$3,541	$12,604	$6,558
Semiconductor Sensors	3,147	1,865	5,264	3,984
SMT Inspection Systems	5,238	3,143	13,990	6,311
3D Scanning Solutions and Services	3,850	1,705	5,887	2,946
Total	$18,631	$10,254	$37,745	$19,799
Revenue from sales of SMT and high precision 3D sensors increased by $2.9 million or 81% to $6.4 million in the three months ended June 30, 2016, from $3.5 million in the three months ended June 30, 2015. Revenue from sales of this product line increased by $6.0 million or 92% to $12.6 million in the six months ended June 30, 2016, from $6.6 million in the six months ended June 30, 2015. Revenue increases resulted from a significant rebound in sales of legacy 2D LaserAlign sensors to OEM customers, as well as sales of 3D MRS sensors to KLA-Tencor and Nordson under our long term supply agreements with these customers. The rebound in sales of 2D LaserAlign sensors was driven by one OEM customer which experienced a significant increase in sales of its products that incorporate our sensors.

Sales to KLA-Tencor are expected to continue to increase as our sensors are incorporated into a growing portion of this customer's back-end semiconductor packaging inspection systems. Nordson introduced its 3D MRS-equipped AOI system at the IPC APEX Expo trade show in March 2016 to a very favorable reception. As a result, we believe that sales of sensors under our Nordson supply agreement should be a positive contributor to our future sales growth.
Revenue from sales of semiconductor sensors, principally our WaferSense® and ReticleSense® product lines, increased by $1.3 million or 69% to $3.1 million in the three months ended June 30, 2016, from $1.8 million in the three months ended June 30, 2015. Revenue from sales of these sensors increased by $1.3 million or 32% to $5.3 million in the six months ended June 30, 2016, from $4.0 million in the six months ended June 30, 2015. The sales increases were due in part to our new Auto-Multi Sensors that combine leveling, vibration and humidity measurements into an all-in-one wireless, real-time device. We intend to launch a humidity only version of WaferSense® in the third quarter of 2016. We anticipate that the benefits from growing market awareness and new product introductions will lead to additional WaferSense® and ReticleSense® sales in future periods.
Revenue from sales of SMT inspection systems increased by $2.1 million or 67% to $5.2 million in the three months ended June 30, 2016, from $3.1 million in the three months ended June 30, 2015. Revenue from sales of these systems increased by $7.7 million or 122% to $14.0 million in the six months ended June 30, 2016, from $6.3 million in the six months ended June 30, 2015. Revenue from SMT inspection systems in the three months ended June 30, 2016 benefited from strong demand for SQ3000 3D MRS-enabled AOI systems and recognition of $500,000 in revenue from sales of MX600 memory module inspection systems. Revenue from SMT systems in the six months ended June 30, 2016 were attributable in part to follow-on orders for SQ3000 systems totaling approximately $4.7 million from a key customer that manufactures a next-generation consumer electronics product, and included approximately $2.9 million of revenue from sales of MX600 memory module inspection systems.
We believe the markets for 2D AOI and solder paste inspection (SPI) systems have become highly competitive, and a growing number of companies are transitioning from 2D AOI to 3D AOI systems to meet the increasingly demanding inspection requirements of the electronics and industrial markets. We believe sales of our new 3D MRS enabled AOI products will represent an increasing percentage of our AOI and SPI product sales in the future. We expect the competitive advantages of our unique 3D MRS platform technology will provide us with an opportunity to capture meaningful market share in the 3D AOI systems market.
Revenue from sales of 3D scanning solutions and services increased by $2.1 million or 126% to $3.8 million in the three months ended June 30, 2016, from $1.7 million in the three months ended June 30, 2015. Revenue from these sales increased by $3.0 million or 100% to $5.9 million in the six months ended June 30, 2016, from $2.9 million in the six months ended June 30, 2015. Revenue increases in the three and six months ended June 30, 2016 were due to strong sales of computed tomography or X-ray scanning (CT) systems, mainly to a single customer, and reflected our ability to provide a comprehensive offering of training and installation support services. We believe future revenue growth from sales of 3D scanning solutions and services will be determined in large part by our new MRS-equipped CyberGage360 scanning system. The CyberGage360 was commercially launched at the end of the second quarter, with initial sales anticipated in the second half of 2016.
Export revenue totaled $15.1 million or 81% of total revenue in the three months ended June 30, 2016, compared to $7.5 million or 74% of total revenue in the three months ended June 30, 2015. Export revenue totaled $31.3 million or 83% of total revenue in the six months ended June 30, 2016, compared to $14.5 million or 73% of total revenue in the six months ended June 30, 2015. The increase in export revenue as a percentage of total revenue was due to the increase in sales of SMT and high precision 3D sensors and the increase in sales of SMT inspection systems, a higher proportion of which tend to be sold outside the United States as compared to our other products. The large sales of CT systems in the second quarter also contributed to the increase in export revenue as a percentage of total revenue.
Cost of Revenues and Gross Margin
Cost of revenues increased by $4.8 million or 84% to $10.5 million in the three months ended June 30, 2016, from $5.7 million in the three months ended June 30, 2015. Cost of revenues increased by $11.0 million or 103% to $21.7 million in the six months ended June 30, 2016, from $10.7 million in the six months ended June 30, 2015. The increase in cost of revenues in both the three and six months ended June 30, 2016 was due to the corresponding revenue increases in those periods. Revenues were up 82% and 91% in the three and six months ended June 30, 2016, respectively. Items included in cost of revenues that fluctuate with the level of sales include raw materials, direct labor and factory overhead costs.

Total gross margin as a percentage of revenue was 44% in the three months ended June 30, 2016, compared to 45% in the three months ended June 30, 2015. Total gross margin as a percentage of revenue was 43% in the six months ended June 30, 2016, compared to 46% in the six months ended June 30, 2015. The decrease in gross margin percentage in the three and six months ended June 30, 2016 was mainly due to a change in product mix.
Our markets are highly price competitive, particularly the electronic assembly market, resulting in continual pressure on our gross margins. We compensate for pricing pressure by introducing new products with more features and improved performance and through manufacturing cost reduction programs. Sales of many products that we have recently introduced or are about to introduce, including our SQ3000 3D AOI system, CyberGage360 scanning system, MRS sensor subsystems and WaferSense sensors, have or are expected to have more favorable margins than sales of many of our existing products.
Operating Expenses
Research and development expenses were $2.1 million or 11% of revenue in the three months ended June 30, 2016, compared to $1.9 million or 19% of revenue in the three months ended June 30, 2015. Research and development expenses were $4.1 million or 11% of revenue in the six months ended June 30, 2016, compared to $3.9 million or 20% of revenue in the six months ended June 30, 2015. The higher research and development expenses in both periods were mainly due to incentive compensation resulting from our improved financial performance. Current research and development expenditures are primarily focused on continued development of our MRS technology and related products, including 3D sensor subsystems, enhancements to the SQ3000 3D AOI system and the CyberGage360 scanning system. In addition, research is under way to determine if our 3D MRS technology is applicable to front-end semiconductor manufacturing.
Selling, general and administrative expenses were $4.0 million or 22% of revenue in the three months ended June 30, 2016, compared to $3.3 million or 32% of revenue in the three months ended June 30, 2015. Selling, general and administrative expenses were $7.5 million or 20% of revenue in the six months ended June 30, 2016, compared to $6.7 million or 34% of revenue in the six months ended June 30, 2015. The higher selling, general and administrative expenses in both periods was due to higher sales commissions and incentive compensation resulting from our significantly improved financial performance. These cost increases were offset in part by various cost savings and efficiencies implemented throughout 2015.
We anticipate that overall operating expenses in the third quarter of 2016 will decline by at least $500,000 from the second quarter of 2016 due to elimination of non-employee director equity-based stock compensation expense which only occurs in the second quarter, and lower incentive compensation expenses, given our current sales forecast for the third quarter of 2016.
Interest Income and Other
Interest income and other includes interest earned on investments and gains and losses associated with foreign currency transactions, including intercompany financing transactions associated with our subsidiaries in the United Kingdom and Singapore. Because we maintain our investments in instruments designed to avoid risk of loss of principal, in the current interest rate environment, we have generated very little interest income. We recognized a gain from foreign currency transactions, primarily intercompany financing transactions, of $97,000 in the three months ended June 30, 2016, compared to a loss of $87,000, in the three months ended June 30, 2015. We recognized a gain from foreign currency transactions, primarily intercompany financing transactions, of $3,000 in the six months ended June 30, 2016, compared to a loss of $20,000, in the six months ended June 30, 2015.
Income Taxes
We recorded income tax expense of $44,000 in the three months ended June 30, 2016, compared to income tax expense of $20,000 in the three months ended June 30, 2015. We recorded income tax expense of $87,000 in the six months ended June 30, 2016, compared to $40,000 in the six months ended June 30, 2015. At June 30, 2016, we continue to have a valuation allowance recorded against all of our U.S. and Singapore based net deferred tax assets. The valuation allowances may be reversed once our operations and outlook materially strengthen for an extended period of time. Income tax expense in the three and six months ended June 30, 2016, and the three and six months ended June 30, 2015, includes minimal state income tax expense and foreign income tax expense incurred by our subsidiaries in the United Kingdom and China. Income tax expense in the three and six months ended June 30, 2016 also includes U.S. federal alternative minimum taxes.
The Inland Revenue Authority of Singapore recently completed a review of our 2012 income tax return. The review did not result in payment of any additional tax or change in our taxable income.

Backlog
Backlog totaled $14.7 million at June 30, 2016, $17.7 million at March 31, 2016 and $7.9 million at June 30, 2015. Our products are typically shipped two weeks to two months after receipt of an order. Sales of some SMT inspection system products may require customer acceptance due to performance or other acceptance criteria included in the terms of sale. For these SMT product sales, revenue is recognized at the time of customer acceptance. Our backlog at any time may vary significantly based on the timing of orders from OEM customers. Accordingly, backlog may not be an accurate indicator of performance in the future.
Liquidity and Capital Resources
Our cash and cash equivalents increased by $5.8 million in the six months ended June 30, 2016, principally resulting from $5.2 million of cash provided by operating activities, proceeds of $964,000 from sales and maturities of marketable securities, net of purchases of marketable securities, and proceeds of $258,000 from stock option exercises. Cash provided by these activities was offset in part by purchases of fixed assets and patent costs totaling $699,000. Our cash and cash equivalents fluctuate in part because of sales and maturities of marketable securities and investment of cash balances in marketable securities, and from other sources of cash. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity than cash balances alone. Combined balances of cash and marketable securities increased by $4.9 million to $22.5 million as of June 30, 2016 from $17.6 million as of December 31, 2015.
Operating activities provided $5.2 million of cash in the six months ended June 30, 2016. Cash provided by operations included net income of $4.3 million, which included non-cash expenses totaling $1.6 million for depreciation and amortization, provision for doubtful accounts, deferred income taxes, non-cash gains from foreign currency transactions and equity-based compensation costs. Changes in operating assets and liabilities providing cash included a decrease in inventories of $663,000, an increase in accounts payable of $523,000, an increase in advance customer payments of $706,000 and an increase in accrued expenses of $1.4 million. Changes in operating assets and liabilities using cash included an increase in accounts receivable of $3.4 million and an increase in other assets of $575,000. Inventories decreased due to customer acceptance for a substantial portion of our MX600 backlog, offset in part by new inventory purchases to support future sales requirements. The accounts payable increase resulted from new inventory purchases needed to support current and future anticipated product sales. The increase in advance customer payments resulted from pre-payments received for sales of equipment expected to be recognized as revenue in the third quarter of 2016. Accrued expenses were higher mainly due to incentive compensation and warranty accruals resulting from our improved financial performance and higher sales levels. Accounts receivable increased because sales were $7.2 million higher in the second quarter of 2016, when compared to the fourth quarter of 2015. Other assets increased because of deposits paid to a key supplier, and an increase in recoverable goods and services taxes resulting from the larger inventory purchases.
Investing activities provided $265,000 of cash in the six months ended June 30, 2016. Changes in the level of investment in marketable securities, resulting from the purchases, sales and maturities of those securities provided $964,000 of cash in the six months ended June 30, 2016. We used $699,000 of cash in the six months ended June 30, 2016 for the purchase of fixed assets and capitalized patent costs.
Financing activities provided $258,000 of cash in the six months ended June 30, 2016 due to the exercise of stock options.
Our Board of Directors has authorized a $2.0 million common stock repurchase program. The common stock may be acquired from time to time in open market transactions, block purchases and other transactions complying with the Securities and Exchange Commission’s Rule 10b-18. We adopted a 10b5-1 trading plan to implement the repurchase program. As of June 30, 2016, no shares have been repurchased under this authorization.
At June 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established by some companies for the purpose of establishing off-balance sheet arrangements or for other contractually narrow or limited purposes.
Except for obligations under facility leases and purchase contracts, we had no material commitments for expenditures as of June 30, 2016. Purchase commitments for inventory can vary based on the volume of revenue and resulting inventory requirements.
Our cash, cash equivalents and marketable securities totaled $22.5 million at June 30, 2016. We believe that on-hand cash, cash equivalents and marketable securities, coupled with anticipated future cash flow from operations, will be adequate to fund our cash flow needs for the foreseeable future, including the contractual obligations discussed above.

Inflation and Foreign Currency Transactions
Changes in our revenues have resulted primarily from changes in the level of unit shipments due to competitive factors and the relative strength or weakness of the worldwide electronics and semiconductor fabrication capital equipment markets. We believe that inflation has not had a significant effect on our operations.
Most of our international export sales are negotiated, invoiced and paid in U.S. dollars. We manufacture our SMT inspection system products in Singapore and a portion of our raw material purchases are denominated in Singapore dollars. We also have research and development and sales personnel located in Singapore and sales offices located in other parts of the world. Although currency fluctuations do not significantly affect our revenue, they can impact our costs and influence the price competitiveness of our products and the willingness of existing and potential customers to purchase these products.

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
Dated: August 8, 2016