Form 10-K
period 2016-12-31
CYBEROPTICS CORP
filed 2017-03-14
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange
Act of 1934 for the Year Ended December 31, 2016.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $100,332,744.
As of February 28, 2017, there were 6,909,387 shares of the registrant’s Common Stock, no par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
The responses to Part III items 10, 11, 12, 13 and 14 herein are incorporated by reference to certain information in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 11, 2017.

CYBEROPTICS CORPORATION
FORM 10-K
For the Fiscal Year Ended December 31, 2016

PART I.
ITEM 1. DESCRIPTION OF BUSINESS
Background
CyberOptics Corporation was founded in 1984 and is a leading global developer and manufacturer of high precision sensing technology solutions. Our headquarters are located at 5900 Golden Hills Drive in Golden Valley, Minnesota. Our website address is www.cyberoptics.com. You can access, free of charge, our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any other amendments to those reports, at our website, or at the Commission’s website at www.sec.gov. Proxy materials for our upcoming 2017 annual shareholders meeting to be held on May 11, 2017 will be available electronically via the internet at the following address: http://www.idelivercommunications.com/proxy/cybe/.
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
The majority of our products (58% of revenue in 2016) are developed and sold for use in SMT electronic circuit board assembly or with equipment used in SMT electronic circuit board assembly. We sell products in these markets both as sensor components that are incorporated into products manufactured by other companies for sale to circuit board assembly companies, and as complete stand-alone inspection systems that are sold directly to circuit board assembly companies.
We manufacture 3D and 2D optical sensors for use in our own proprietary SMT inspection systems and for sale to original equipment manufacturers (OEMs) and other end customers in our key vertical markets and adjacent markets. Our SMT electronic assembly alignment sensor products are sold to manufacturers of pick-and-place machines to align electronic surface mount components during placement on the circuit board and to a solder paste screen printer company to align stencils with circuit boards. We sell high precision 3D sensors to KLA-Tencor for use in systems that inspect back-end semiconductor packaging, and Nordson-YESTECH for the SMT market. We also sell sensors to OEMs for solder paste inspection (SPI) systems. In 2016, we sold high precision 3D sensors to a major new customer for a general purpose metrology application related to the inspection of finished goods.
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
We have entered into a mutually exclusive agreement to supply KLA-Tencor with high-precision 3D sensor subsystems for its back-end semiconductor packaging inspection systems. We also have entered into an agreement to supply Nordson-YESTECH with high precision 3D sensor subsystems for the SMT market. The sensor subsystems are based on the new MRS technology that we have been developing for the past several years. We intend to expand sales of products based on MRS technology into both the SMT market and adjacent markets that require high precision 3D optical inspection. We also plan to sell products based on our MRS technology to OEMs. During the second quarter of 2016, we received an $800,000 order for 3D MRS-enabled sensors from a major new customer for a general purpose metrology application related to the inspection of finished goods. We believe this customer could generate significant sales going forward.
We have significantly advanced our MRS-enabled 3D sensor technology as part of a research initiative aimed at applying our 3D MRS technology to front-end semiconductor inspection. Features of 50 microns, including devices with mirror-like finishes, are now being measured in our research lab, and progress is being made toward measuring sub-50 micron features. This is an important milestone in our effort to make MRS-enabled 3D sensor technology applicable to front-end semiconductor inspection in the next two to four years. If this initiative proves to be commercially viable, the available market for our MRS-enabled 3D sensors for front-end semiconductor inspection could be significant.
Our 3D MRS technology has also been deployed in our 3D automated optical inspection (AOI) system, the SQ3000, which is designed to expand our presence in markets requiring high precision inspection. In these markets, identifying defects has become highly challenging and critical due to smaller electronics packaging and increasing component density on circuit boards. We believe the combination of our MRS technology and sophisticated 3D fusing algorithms allows us to offer microscopic image quality at production speeds. We recognized our initial revenues from sales of the SQ3000 in the second quarter of 2015. During 2016, we received SQ3000 follow-on orders totaling approximately $4.7 million from a key customer that manufactures a next-generation consumer electronics product. As a result of these sales and the competitive advantages offered by our MRS technology, we believe that the future sales potential of the SQ3000 is significant.
We have incorporated our MRS technology into a new 3D scanning system, CyberGage®360, which we believe will serve a wide range of inspection applications in the general purpose 3D metrology market. We sold our first two CyberGage360 units in the fourth quarter of 2016. Most customers are taking longer than originally anticipated to evaluate the functionality and benefits of CyberGage360 before adopting it for their engineering and quality assurance programs. After starting slowly in the first half of 2017, we anticipate steadily increasing sales of CyberGage360 by the end of 2017. We believe that the unique performance characteristics of our MRS technology, which inhibit reflections and enable very accurate measurements at fast speeds, combined with ease of use, will give CyberGage360 a competitive advantage in the marketplace for 3D scanning systems.
We also have committed funds to development of our MX600 system for inspection of memory modules at the end of the production line after singulation. In 2016 we recognized $5.7 million of revenue from sales of this product to one of the world’s top four memory manufacturers. We believe that additional MX600 orders could be received in future periods.
We have continued to invest in our WaferSense/ReticleSense product lines and have recently announced new offerings for advanced particle measurement and a line of multi-purpose sensors that measure leveling, vibration and humidity in an all-in-one wireless real-time device.
Our ability to achieve our forecast and to implement our strategy effectively is subject to numerous uncertainties and risks, including the risks identified in Item 1A of this Annual Report on Form 10-K. We cannot assure you that our efforts will be successful.

OPERATIONS AND PRODUCTS
We develop, manufacture and sell intelligent, non-contact sensors and systems for process control and inspection and general purpose metrology. Our product offerings are sold to OEMs and end-user customers in the SMT circuit board assembly, semiconductor and general purpose metrology markets. Our OEMs incorporate our sensor offerings into capital equipment serving these industries. We also sell sensors and stand-alone inspection systems directly to end-users. We create value-added solutions for the general purpose metrology market by integrating proprietary software and sensors with other hardware purchased from third parties, and sell these products as complete metrology systems. We also provide services for 3D mapping for those customers who cannot justify the capital cost of a scanning project, or need services for special projects.
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
Optical Sensors
We manufacture high precision sensors for use in our own products in key vertical markets and for sale into adjacent markets, mainly through OEM relationships. Although most of our revenue from sensor sales has historically come from our alignment sensors, we recently began selling 3D MRS subsystem to OEM's for integration into their own proprietary stand-alone products. In 2016, we sold 3D MRS-enabled sensors to a major new customer for a general purpose metrology application related to the inspection of finished goods. We also have integrated the new MRS 3D sensor technology into our own stand-alone products for 3D AOI and 3D scanning.
In February 2015, we entered into a mutually exclusive agreement to supply KLA-Tencor with high-precision 3D sensor subsystems for its back-end semiconductor packaging inspection systems. We also have entered into an agreement to supply Nordson-YESTECH with high-precision 3D sensor subsystems for the SMT market. The sensor subsystems are based on our new MRS technology. We intend to negotiate agreements for sale of these sensors to OEMs and end-users in other markets. We also have developed a strobe inspection module (SIM) that features extremely fast image acquisition and low false call rates in 2D applications. We use the SIM in our 2D AOI products, including our QX family of products and the MX600 product that is used for post-singulation inspection of memory modules.
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
SMT Electronic Assembly Alignment Sensors
Our SMT electronic assembly alignment sensor products is a family of alignment sensors that are customized and incorporated into the equipment manufactured by our customers for use in SMT circuit board assembly. We work closely with our OEM customers to integrate sensors into their equipment.
Sales of our SMT electronic assembly alignment sensor products, including service repairs, to Juki Corporation accounted for approximately 6% of our revenue in 2016 and 10% of our revenue in 2015. Sales of these products, including service repairs to Kulicke and Soffa Industries, accounted for approximately 12% of our revenue in 2016 and 11% of our revenue in 2015. Historically, our revenues and operations have been heavily influenced by the level of purchases from these two customers, reflecting their success in the market for pick-and-place machines, the cyclical nature of the SMT production industry and their ability to accurately forecast production requirements and need for our sensors. We anticipate that our future revenue and operations will be less dependent on these two customers, given the recent success we have had with sales of new MRS-enabled products, including the SQ3000 and 3D sensor subsystems, and the anticipated future sales of our new CyberGage®360, 3D scanning system.
LaserAlign®. Our LaserAlign sensor family has accounted for the majority of our sales in the SMT electronic assembly alignment sensors product line. These sensors are primarily sold for incorporation into pick-and-place machines manufactured and sold by a number of different OEM customers for use in SMT production lines.

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
The LaserAlign sensor is offered in several different configurations to satisfy the requirements of the machines on which it is used. Revenue from product shipments of LaserAlign sensors has been a principal contributor to revenue during the past five years and accounted for 12% of our revenue in 2016 and 14% of our revenue in 2015.
BoardAlign Camera (BA Camera). The BA Camera, which is incorporated directly into the placement head of a pick-and-place machine, identifies fiducial markings on a circuit board and aligns the board in the pick-and-place machine prior to component placement. Revenue from shipments of BA Camera sensors accounted for 6% of our revenue in both 2016 and 2015.
InPrinter Inspection Camera. The InPrinter Inspection Camera, which is mounted directly in DEK brand screen printers manufactured by ASM Pacific Technology Ltd., is used to identify fiducial markings on a circuit board to ensure accurate board registration prior to placement of solder paste, as well as to provide an upgraded capability for 2D solder paste and stencil inspection. Revenue from shipments of the InPrinter Inspection Camera accounted for 3% of our revenue in 2016 and 5% of our revenue in 2015.
3D Solder Paste Inspection (SPI) Sensors
We manufacture custom designed 3D SPI sensors for use in our own family of SPI systems. We also sell our 3D SPI sensors to Viscom GmbH for use in their SPI platforms. Sales of 3D SPI sensors to Viscom accounted for less than 1% of our revenue in both 2016 and 2015.
3D MRS Sensors
We initially developed the MRS sensor for application in the SMT industry with our stand-alone inspection systems. However, we have since determined that the MRS sensor has many more potential applications in a broad range of industries. In January 2015, we entered into a mutually exclusive agreement with KLA-Tencor to supply MRS sensor subsystems for its back-end semiconductor package inspection systems. We also have entered into an agreement to supply Nordson-YESTECH with high-precision 3D sensor subsystems for the SMT market. In 2016, we sold 3D MRS-enabled sensors to a major new customer for a general purpose metrology application related to the inspection of finished goods.
Our high precision 3D sensors are based on commercially available cameras, DLP projectors and other hardware components, combined with our proprietary MRS technology and 3D fusing algorithms. The combination of these elements allows our sensor to capture, what we believe, are microscopic quality images, at production speeds. Revenue from shipments of high precision 3D MRS sensor subsystems accounted for 6% of our revenue in 2016 and 4% of our revenue in 2015.
Strobe Inspection Modules (SIM)
We also design and manufacture 2D sensors based on our strobe inspection module or SIM technology and proprietary Autonomous Image Interpretation (Ai2) software for automated optical inspection. These sensors are based on a proprietary hardware design utilizing a strobed based lighting concept for extremely fast image acquisition. We deploy these sensors in our family of 2D AOI inspection systems which, we believe, offer an industry leading level of low false call performance, at fast in-line production speeds. We also utilize this technology in our newly-developed MX600 system for post-singulation inspection of memory modules. To date our use of the SIM technology has been limited to our own 2D AOI offerings for SMT. Our SIM technology can be used for a variety of inspection tasks outside of traditional SMT applications, including inspecting for completeness and accuracy at end of line final assembly.

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
Revenues from shipments of our SPI products accounted for 9% of our revenue in 2016 and 8% of our revenue in 2015.
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
SQ3000. Our first 3D AOI system, the SQ3000, is designed to expand our presence in markets requiring high precision inspection. Identifying defects on circuit boards has become highly challenging and critical due to smaller electronics packaging and increasing component density, combined with smaller and more complex solder joints. We believe the combination of our MRS technology and sophisticated 3D fusing algorithms allows us to offer microscopic image quality at production speeds. We recognized our initial revenues from sales of the SQ3000 in the second quarter of 2015. Due to the competitive advantages offered by our MRS technology, we believe the future sales potential of the SQ3000 is significant.
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
QX100i. We market our 2D QX100i AOI system for production lines requiring faster inspection speeds. These products also feature our SIM sensor technology and advanced Ai2 software. The QX100i does not offer the resolution capability of the QX600 or QX150i, but instead was designed to provide the fastest AOI inspection times currently available in the market and also an industry leading level of low false call performance.
QX250i. Our new 2D QX250i AOI system features our SIM sensor technology and advanced Ai2 software. The QX250i features two sensors that allows for both top and bottom side inspection of a circuit board.
MX600. Our newly-developed MX600 system is based on our 2D SIM module and Ai2 software technology and is used for post-singulation inspection of memory modules. In 2016, we recognized $5.7 million of revenue from sales of this product to one of the world’s top four memory manufacturers. We believe that additional MX600 orders could be received in future periods.

Revenues from shipments of our AOI products accounted for 32% of our revenue in 2016 and 20% of our revenue in 2015.
3D Scanning Solutions and Services
We provide 3D scanning systems and services to the global general purpose metrology market. Global demand for 3D scanning, which digitally captures the shape of an object, is growing as this technology is deployed increasingly in markets ranging from automotive and aerospace to medical and consumer electronics.
We have incorporated our MRS technology into a new 3D scanning system, CyberGage®360, which we believe will serve a wide range of inspection applications in the general purpose 3D metrology market. We sold our first two CyberGage360 units in the fourth quarter of 2016. Most customers are taking longer than originally anticipated to evaluate the functionality and benefits of CyberGage360 before adopting it for their engineering and quality assurance programs. After starting slowly in the first half of 2017, we anticipate steadily increasing sales of CyberGage360 by the end of 2017. We believe that the unique performance characteristics of our MRS technology, which inhibit reflections and enable very accurate measurements at fast speeds, combined with ease of use, will give CyberGage360 a competitive advantage in the marketplace for 3D scanning systems.
We sell other types of 3D scanning equipment and computed tomography or X-ray scanning (CT) equipment manufactured by other suppliers. We combine this equipment with a comprehensive offering of training, installation and support services to provide the customer with a complete solution. We also provide services that scan, model and inspect objects of all sizes and complexity for customers who do not have their own 3D scanning equipment, or the in-house capability to scan complex parts. Revenue from sales of 3D scanning solutions and services accounted for 13% of our revenue in 2016 and 17% of our revenue in 2015.
Semiconductor Products
Our principal semiconductor products, the WaferSense® and ReticleSense™ family of products, are a series of wireless sensors that provide measurements of critical factors in the semiconductor fabrication process. We designed our WaferSense/ReticleSense family of sensors to go where wafers or reticles are located in semiconductor fabrication to provide measurements of critical factors that are currently impossible or extremely difficult to obtain without powering down the fabrication process equipment. Because the user is not required to break down semiconductor fabrication equipment when using our WaferSense/ReticleSense products, significant time is saved and accuracy is increased, compared to the manual techniques currently used by many customers when checking the process parameters measured by our WaferSense/ReticleSense products. As a result of WaferSense/ReticleSense technology, our customers are able to improve the up-time, through-put and process yield for their semiconductor fabrication equipment.
Automatic Leveling Sensor (ALS). The ALS is a wireless, vacuum-compatible sensor that can be placed in cassettes, FOUPS, on end effectors, aligners, in load locks and process chambers used in semiconductor fabrication to ensure that all stations are level and coplanar.
Automatic Gapping Sensor (AGS). The AGS is a gapping tool that measures the gap in three places between the shower head and pedestal in semiconductor process equipment. The amount of gap between the shower head and pedestal can affect uniformity when material is deposited on semiconductor wafers.
Automatic Teaching Sensor (ATS). The ATS measures X-Y-Z offset from robotic transfers of wafers to the pedestal in semiconductor process equipment. The amount of gap and offset after robotic transfer of wafers to the shower pedestal can affect film thickness and uniformity when material is deposited on semiconductor wafers, impacting quality and product yields.
Automatic Vibration Sensor (AVS). The AVS measures X-Y-Z acceleration for shock and vibration, which can generate wafer particles, scratches or wafer breakage, that reduce yield.
WaferSense/ReticleSense Airborne Particle Sensors. The WaferSense airborne particle sensor (APS) allows engineers to efficiently detect and classify particles and their exact sources in a process as wafers are transferred, slit valves are actuated and chambers are cycled, pumped down and purged. APS is designed to be compatible with front-ends, coater/developer tracks, and deposition and etch equipment.

We expanded our particle sensing technology by launching a particle sensor in a reticle shaped form factor. The wireless, real-time capability of the ReticleSense Airborne Particle Sensor (APSRQ) allows users to quickly identify geographic particle sources in reticle environments. Designed and developed specifically for use with scanners in semiconductor fabs, APSRQ has all of the necessary alignment marks and bar codes for compatibility with ASML, Nikon and Canon scanners. The APSRQ can be loaded directly into a scanner and can travel the entire reticle path to detect in real-time when and where particles occur. APSRQ helps our customers exceed manufacturing quality and productivity standards in the Photo Lithography scanner environment. We also recently launched a new offering for advanced particle measurement.
WaferSense/ReticleSense Auto Multi Sensors (AMS/AMSR). In 2016, we launched AMS and AMSR to measure leveling, vibration and humidity in an all-in-one wireless real-time device. Humidity measurements are becoming more important as the use of Fin Field Effect Transistor technology increases among semiconductor manufacturers.
We intend to continue to enhance and expand the WaferSense/ReticleSense product lines in the future. We sell our semiconductor products to both OEM and end-user customers through a network of independent sales representatives. Sales of our semiconductor products constituted 15% of our revenue in 2016 and 19% of our revenue in 2015.
Markets and Customers
We sell the majority of our products into the SMT electronic circuit board assembly and semiconductor markets. The value of automation is high in these markets because the products produced have high unit costs and are manufactured at speeds too high for effective human intervention. Moreover, the trend toward smaller electronic devices with higher circuit densities, smaller circuit paths and extremely small components requires manufacturing and testing equipment capable of extremely accurate alignment and multidimensional measurement, which can be achieved using non-contact optical sensors. Trends in these markets include further efforts to reduce the cost of the manufacturing process, and to limit human intervention through automation.
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
We sell our SMT sensor and inspection system products worldwide to many of the leading manufacturers of electronic circuit board assembly equipment, manufacturers of semiconductor DRAM and SSD memory and end-user electronic assembly manufacturers, including original design manufacturers (ODMs), electronics manufacturing service (EMS) providers and outsourced semiconductor assembly and test (OSAT) companies, which manufacture cell phones, smart phones, notebook computers, server boards, and other electronic devices. We have sales and service offices in China and Singapore to serve the market for manufacturing production equipment in Asia. Our sales and service office in the United Kingdom serves the European market, and we have sales and service team members based in the United States to serve the Americas market. We have partnered with Viscom, a German distributor with significant sales to the automotive industry, to better penetrate the European market with our SPI sensors. We also have entered into an agreement to supply Nordson-YESTECH with high-precision 3D MRS sensor subsystems for the SMT market. We believe our arrangement with Nordson-YESTECH will allow us to better penetrate the SMT market with our 3D MRS sensor offerings. We intend to expand our global sales and marketing efforts across all geographies.
In January 2015, we qualified as a supplier to KLA-Tencor and entered into a mutually exclusive agreement to supply 3D sensor subsystems for KLA-Tencor's back-end semiconductor package inspection systems. We believe that our MRS technology is a breakthrough 3D inspection technology that can be deployed in a wide range of markets, including the semiconductor package inspection market served by KLA-Tencor, and that selling sensor subsystems to leading manufacturers such as KLA-Tencor will allow us to reach these markets more effectively. We have significantly advanced our MRS-enabled 3D sensor technology as part of a research initiative aimed at applying our 3D MRS technology to front-end semiconductor inspection. If this initiative proves to be commercially viable, the available market for our MRS-enabled 3D sensors for front-end semiconductor inspection could be significant.

The market for our semiconductor products, primarily consisting of our WaferSense and ReticleSense family of products, has the need for non-contact measurement tools that enable the production of more complex, higher density and smaller semiconductor devices. Our WaferSense/ReticleSense precision measurement tools are used by process and equipment engineers for process optimization during the production of semiconductor wafers. The world’s largest semiconductor manufacturers purchase our WaferSense/ReticleSense precision measurement tools. We sell them directly to semiconductor fabrication facilities or through semiconductor capital equipment manufacturers to semiconductor fabrication facilities.
We sell our high end 3D scanning solutions, including our new CyberGage®360 3D scanning system, in the market for general purpose metrology to a diverse set of customers with a need to capture surface data for product engineering and quality assurance. Global demand for 3D scanning, which digitally captures the shape of an object, is growing as this technology is deployed increasingly in markets ranging from automotive and aerospace to medical and consumer electronics. Our 3D scanning services scan, model and inspect objects of all sizes and complexity for customers who do not have their own general purpose metrology equipment.
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

	December 31,
	2016	2015
Asia	52%	39%
Europe	26%	29%
Other export sales (1)	3%	4%
(1) Includes export sales in the Americas, primarily Canada, Mexico and Latin America.
See Note 13 to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K. Most of our international export sales are negotiated, invoiced and paid in U.S. dollars. We manufacture our SMT system products in Singapore and a portion of our raw material purchases are denominated in Singapore dollars. We also have R&D and sales personnel located in Singapore and sales offices located in other parts of the world. Although currency fluctuations do not significantly affect our revenue, they can impact our costs and influence the price competitiveness of our products and the willingness of existing and potential customers to purchase the products.
Sales and Marketing
A direct sales staff located in Minnesota is responsible for sales of SMT alignment and 3D high precision MRS sensors to OEM customers, and sales of 3D high precision MRS sensors to end-user customers for general purpose metrology.
Our stand-alone SMT inspection system products for end-user customers are primarily sold through independent representatives and distributors managed by direct sales personnel located in Singapore, as well as in the United Kingdom, the U.S. and China. We have agreements with 40 independent representatives and distributors which focus on sales and service of our stand-alone system products to end-user customers. These agreements cover North and South America (12), Europe (15) and China and the rest of Asia (13).
We have established a separate worldwide sales channel for our semiconductor products. We currently have agreements in place or in process with 16 independent sales representatives and distributors which focus on sales and service for our WaferSense and ReticleSense semiconductor products. These agreements cover the U.S. (6), Europe (3) and Asia-Pacific (7). In some cases we sell our WaferSense and ReticleSense products directly to large OEM customers. Our sales to OEM customers and our worldwide network of independent sales representative and distributors are managed by direct sales personnel located in the U.S. and Asia.
We also have a separate worldwide sales channel for our 3D scanning solutions and services. We currently have agreements in place with 13 independent sales representatives and distributors which focus on sales and service for our 3D scanning solutions, including CyberGage®360. These agreements cover the Americas (6), Europe (2) and Asia-Pacific (5). We also sell our 3D scanning solutions to end-user customers through a direct sales staff located in Minnesota. Some of our global channel partners for our SMT inspection system products also have agreed to market CyberGage360.

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
Backlog
Product backlog was $10.2 million at December 31, 2016, compared to $15.0 million at December 31, 2015. Our products are typically shipped two weeks to two months after the receipt of an order. Sales of some SMT inspection system products may require customer acceptance due to performance or other acceptance criteria included in the terms of sale. For these SMT product sales, revenue is recognized at the time of customer acceptance. Although our business is generally not of a highly seasonal nature, sales may vary based on the capital procurement practices in the SMT electronics assembly, general industrial manufacturing and semiconductor fabrication industries. For example, production capacity expansion in the SMT electronics assembly industry for anticipated holiday or back to school demands can result in higher levels of sales in our second and third quarters. However, we are not able to quantify, with any level of precision, the impact of these events on our sales in any given quarterly period, and any seasonal cyclicality is often masked by more dramatic changes in demand caused by the normal volatility in electronics markets that is associated with changes in the economy. Our scheduled backlog at any time may vary significantly based on the timing of orders from OEM customers. Accordingly, backlog may not be an accurate indicator of performance in the future.
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
We commit substantial resources to the development of important next-generation technologies that, we believe, will position us to be a global technology leader in high precision 3D sensors and capture additional market share in our key vertical markets of SMT, semiconductor and 3D scanning solutions and services. We maintain our commitment to research and development and product development even during periods when demand in our markets is weak. During the past two years, research and development efforts have been focused on a number of activities that are critical to our future growth and success, including the following:

•
Development of new high precision 3D sensors based on our proprietary MRS technology. MRS is a high speed metrology grade 3D measurement technology using commercially available components and proprietary algorithms that solves many of the reflecting issues impacting all triangulation sensor technologies.

•
We have significantly advanced our MRS-enabled 3D sensor technology as part of a research initiative aimed at applying our 3D MRS technology to front-end semiconductor inspection. Features of 50 microns, including devices with mirror-like finishes, are now being measured in our research lab, and progress is being made toward measuring sub-50 micron features. This is an important milestone in our effort to make MRS-enabled 3D sensor technology applicable to front-end semiconductor inspection in the next two to four years.

•
Continued development of our first 3D AOI system, the SQ3000. This system is designed to expand our presence in markets requiring high precision measurement and inspection. Identifying defects on circuit boards has become highly challenging and critical due to smaller electronics packaging and increasing component density, combined with smaller and more complex solder joints. We believe the combination of our MRS technology and sophisticated 3D fusing algorithms offers microscopic image quality at production speeds. Due to the competitive advantages offered by our MRS technology, we believe the future sales potential of the SQ3000 is significant.

•
Continued development of our system for post-singulation inspection of memory modules, the MX600. This system is based on our 2D SIM sensor technology and Ai2 image recognition software. The inspection requirements for this system are similar to AOI requirements for circuit board production. In 2016, we recognized $5.7 million of revenue from sales of this product to one of the world’s top four memory manufacturers. We believe the MX600 system offers superior speed, inspection performance and a low level of false calls.

•
We have incorporated our MRS technology into a new 3D scanning system, CyberGage®360, which we believe will serve a wide range of inspection applications in the general purpose 3D metrology market. We sold our first two CyberGage360 units in the fourth quarter of 2016. Most customers are taking longer than originally anticipated to evaluate the functionality and benefits of CyberGage360 before adopting it for their engineering and quality assurance programs. After starting slowly in the first half of 2017, we anticipate steadily increasing sales of CyberGage360 by the end of 2017. We believe that the unique performance characteristics of our MRS technology, which inhibit reflections and enable very accurate measurements at fast speeds, combined with ease of use, will give CyberGage360 a competitive advantage in the marketplace for 3D scanning systems.

•
Continued development of our WaferSense/ReticleSense line of products. We recently announced new offerings for advanced particle measurement and a line of multi-purpose sensors that measure leveling, vibration and humidity in an all-in-one wireless real-time device. Humidity measurements are becoming more important as the use of Fin Field Effect Transistor technology increases among semiconductor manufacturers.

Research and development expenses were $8.0 million or 12% of revenue in 2016 and $7.6 million or 18% of revenue in 2015. Research and development expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. Research and development resource utilization is centrally managed based on market opportunities and the status of individual projects.
Manufacturing
All of our 2D and 3D optical sensors, SMT alignment sensors, WaferSense/ReticleSense semiconductor sensor products and CyberGage®360 3D scanning systems are assembled at our Minneapolis, Minnesota headquarters facility. Our SMT inspection system products are assembled in Singapore. Much of our product manufacturing, which is primarily circuit board manufacturing, lens manufacturing and metal parts production, is contracted with outside suppliers. Our production personnel inspect incoming parts, perform final assembly, calibrate and perform final quality control testing of finished products. Our products are not well suited for the large production runs that would justify the capital investment necessary for complete internal manufacturing.
A variety of components used in our products are available only from single sources and involve relatively long order cycles, in some cases over one year. We believe we have identified alternative assembly contractors for most of our sub-assemblies. Use of those alternative contractors could require substantial rework of the product designs, resulting in periods during which we could not satisfy customer orders. An actual change in such contractors would likely require a period of training and testing. Accordingly, an interruption in a supply relationship or the production capacity of one or more of such contractors could result in the inability to deliver one or more products for a period of several months. To help prevent delays in the shipment of our products, we maintain in inventory, or on scheduled delivery from suppliers, components that we believe will be sufficient to meet forecasted demand (our forecast extends a minimum of 6 months).
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

The primary competition for sales of our SPI and AOI systems has been from Korean based companies, including Koh Young Technology, MirTec Ltd., and Parmi. We also compete with Taiwanese based Test Research, Inc. and German based Viscom, among others. Sales of AOI systems account for roughly two-thirds of the approximate $550 million total SPI/AOI inspection systems market, with 3D AOI representing the fastest growing segment of this market. We believe our 2D SIM and 3D MRS sensor technology and the Ai2 software used in our QX and SQ family of products is differentiated from the competition and that these products compete effectively in the AOI market based on cost, ease of use at rapid production line speeds and the low rate of false calls. We believe that our new SQ3000 3D AOI product, enabled by our proprietary MRS technology and 3D fusing algorithms, offers advantages over competing products and will allow us to gain market share based on our ability to offer microscopic quality images at fast production line speeds.
The multi-billion dollar market for 3D scanning solutions and services is highly fragmented. The primary competition for our 3D scanning solutions include CMM based products from Zeiss and others, articulated robotic arm products from Faro and assorted other 3D measurement technologies offering varying combinations of speed and accuracy. The market for 3D scanning services is dominated by small regional market participants. We believe that the unique performance characteristics of our MRS technology, which inhibit reflections and enable very accurate measurements at fast speeds, combined with ease of use, will give CyberGage®360 a competitive advantage in the portion of the market that prioritizes these performance characteristics.
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
Employees
As of December 31, 2016, we had 164 full-time employees worldwide, including 40 in sales, marketing and customer support, 58 in manufacturing, purchasing and production operations, 50 in engineering, research and development, and 16 in finance, administration and information services. Of these employees, 89 are located at our corporate headquarters in Minneapolis, Minnesota, 24 are located at our facility in Bloomington, Minnesota and 51 are located in other offices (5 in the United Kingdom, 1 in Oregon, 1 in California, 36 in Singapore, 4 in China, 2 in Taiwan, 1 in Japan and 1 in Korea). Although we have been successful in attracting and retaining qualified technical personnel, there is an ongoing need for more employees with advanced degrees and training in mathematics, optical physics and other key disciplines. There can be no assurance that we will be able to successfully retain or recruit qualified technical personnel in the future. None of our employees are covered by collective bargaining agreements or are members of a union.
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
We hold 45 patents (25 U.S. and 20 foreign) on a number of technologies, including those used in our 3D optical sensors, MRS technology, LaserAlign products, SIM sensor technology, inspection systems, WaferSense/ReticleSense products, CyberGage®360 3D scanning system and other products. Some of the patents relate to equipment such as pick-and-place machines into which our products are integrated. In addition, we have 17 pending patents (9 U.S. and 8 foreign). We protect the proprietary nature of our software primarily through copyright and license agreements, but also through close integration with our hardware offerings. We utilize 28 registered trademarks (13 U.S. and 15 foreign) and have 5 trademark registrations pending (1 U.S. and 4 foreign). We also have 14 domain names and several common law trademarks. It is our policy to protect the proprietary nature of our new product developments whenever they are likely to become significant sources of revenue. No guarantee can be given that we will be able to obtain patent or other protection for other products.

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

ITEM 1A. RISK FACTORS
Our operations are subject to a number of risks and uncertainties that may affect our financial results, and the accuracy of the forward looking statements we make in this Annual Report on Form 10-K. We make statements regarding anticipated product introductions and performance, changes in markets, customers and customer order rates, expenditures in research and development, growth in revenue and improvement in profits, taxation levels, the effects of pricing, and competition, all of which represent our expectations and beliefs about future events. Our actual results may vary from these expectations because of a number of factors that affect our business, the most important of which include the following:

•
We have recently introduced or are in the process of introducing a number of products based upon our new 3D MRS technology and the failure of this technology to perform up to our expectations would materially adversely affect our anticipated operating results. We believe our MRS technology is unique in the marketplace based upon its ability to inhibit reflections and offer microscopic quality images at production line speeds, and we have high expectations about the prospect for longer-term sales of products based on this technology. We have incorporated the MRS technology into various new products that we have recently introduced, including our 3D AOI offering, the SQ3000, the CyberGage®360 3D scanner and new products for OEM customers, including KLA-Tencor, Nordson-YESTECH and others. We also expect to use this technology in other new products, including next generation inspection systems and in products for new applications. If the performance of the MRS technology does not meet our expectations, if the products we have introduced or are about to introduce based upon the MRS technology do not operate up to specifications, if the market otherwise does not find this technology attractive, or if we are unable to efficiently identify new customers and new applications for this technology given our current sales channels, our operating results for 2017, and our expectations for longer term growth in revenue, would be materially adversely affected.

•
Our business has been and will continue to be significantly impacted by the global economy and uncertainty in the outlook for the global economy makes it more likely that our actual results will differ materially from expectations. In 2009, the world economy experienced the worst economic recession since the great depression of the 1930’s. The severe economic conditions were brought about by extreme disruptions in global credit and financial markets, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Further political instability or uncertainty could cause new tightening of credit in financial markets, may lead consumers and businesses to postpone spending, and may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers, distributors or customers could result in product delays, increased accounts receivable defaults and inventory challenges. The OEMs and semiconductor manufacturers that purchase our sensors and the circuit board manufacturers and others that purchase our SMT inspection system products are largely dependent on continued demand for consumer and commercial electronics, including smart phones, tablets and computers. Demand for electronics is a function of the health of the economies in the United States and around the world. Sales of our 3D scanning solutions and services are also dependent upon the health of the global economy. Our results would be adversely affected in the future, if these economies were to experience recessions.

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

•
Our operating results have varied, and will likely continue to vary significantly, from quarter to quarter. Our quarterly operating results have varied in the past and will likely continue to vary significantly from quarter to quarter. Some of the factors that may influence our operating results include the following: changes in customer demand for our sensors, inspection systems and 3D scanning solutions, which is influenced by economic conditions in these industries and the overall health of the global economy; demand for products that use circuit boards and semiconductors; market acceptance of our products and those developed by our customers; competition; seasonal variations in customer demand; the timing, cancellation or delay of customer orders, shipments and acceptances; and product development costs, including increased research, development, engineering and marketing expenses associated with our introduction of new products and product enhancements.

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

•
Our operating results and financial position could be negatively affected by acquisitions. We may be unable to successfully integrate businesses that we may choose to acquire in the future in a cost-effective and non-disruptive manner. Business acquisitions present a number of risks, including:

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

•
Sales of SMT and high precision 3D sensors to four OEM customers constituted 26% of our revenue in 2016, and the loss of any of these customers could have a materially adverse impact on our results of operations. Although we anticipate that our future revenue and operations will be less dependent on any particular customer, given recent success with new products based on our high precision 3D MRS sensor technology, and the anticipated future revenue potential of our new CyberGage®360 3D scanning system, if the order rates from these four OEM customers are negatively impacted by global economic events beyond their control or competitive factors, if they choose sensors manufactured by other suppliers, or otherwise terminate their relationships with us, our results of operations could be adversely affected.

•	We generate over 80% of our revenue from export sales that are subject to risks of international operations. Our export sales are subject to many of the risks of international operations, including:

•	currency controls and fluctuations in currency exchange rates;

•	changes in local market business requirements and increased cost and development time required to modify and translate our products for local markets;

•	inability to recruit qualified personnel in a specific country or region;

•	difficulty in establishing and maintaining relationships with local vendors;

•	differing foreign technical standards;

•	differing regulatory requirements;

•	export restrictions and controls, tariffs and other trade barriers;

•	reduced protection for intellectual property rights;

•	changes in political and economic conditions;

•	potentially adverse tax assessments; and

•	terrorism, disease, or other events that may affect local economies and access.

•
Our development and assembly operations in Singapore, and our sales operations in Asia, are subject to unique risks because of the remote nature of the operations. Our Singapore development and manufacturing operations, and our Asian sales operations, present a number of risks related to the retention of personnel, management of product development and operations, management and access to customer and distributor interactions, control over administrative and business processes, regulatory and legal issues we may encounter and other matters relating to foreign operations. We cannot be certain that we will be able to retain software development and management personnel in Singapore, and sales personnel in other territories, who are reliable and who will accept employment terms that are attractive. Although most components for our system products are available in Singapore, some of the critical hardware components used in our system products necessary for manufacture in Singapore may be difficult to import at satisfactory prices. Our financial performance, ability to serve our customers and ability to manufacture and sell products could be negatively impacted if we are unable to retain our Asian based employees, if it costs more than expected to retain these employees or hire other experienced employees in a timely manner, if we are unable to manage these employees appropriately, or if we are unable to locate suitable sources of supply for our products manufactured in Asia.

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

•
Because of our significant operations in Singapore, our costs are negatively impacted when the U.S. dollar weakens relative to the Singapore dollar. A significant portion of our cost of revenues, research and development and sales and marketing costs are denominated in the Singapore dollar. In addition, other sales and marketing costs are denominated in British Pounds Sterling and the Chinese Yuan, resulting from our sales offices located in the UK and China. Our costs will increase, and our results will be negatively impacted in future periods, if the U.S. dollar weakens relative to the currencies of these countries. The ultimate impact of any fluctuation in the relationship between the U.S. dollar and the currencies of other geographies is dependent on the level of cash flows denominated in foreign currencies in future periods.

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

•
Advances in the SMT electronics assembly alignment sensor market have eliminated some of the advantages of our sensors. Our SMT electronic assembly alignment sensor products compete with products made by larger machine vision companies and other optical sensor companies, and with solutions internally developed by our customers. Advances in machine vision technology in recent years have eliminated some, but not all, of the advantages that have differentiated our products from some of these competitors, and advances in other technologies could eliminate other advantages, thereby making our products less attractive to customers.

•
The market for most surface mount capital equipment has become more mature and price competitive, negatively impacting our margins. The electronics capital equipment market for surface mount technologies is becoming more mature, resulting in increased price pressure on suppliers of equipment. Consequently, our SMT electronic assembly inspection systems and alignment sensor products have become subject to increased levels of price competition and competition from other suppliers and technologies, including lower cost Asian based suppliers.

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

•
Our ability to compete in the markets for SMT inspection systems and 3D scanners is dependent upon the sales skills of our channel of independent sales representatives, value added resellers and distributors. Our ability to successfully compete in the market for SMT inspection systems and 3D scanners is dependent upon the ability of our channel partners to sell our products. To the extent our competitors have relationships with stronger channel partners, it may be difficult for us to achieve significant sales, even if our products are technologically superior.

•
The future success of CyberGage®360 is dependent on our ability to recruit new capable channel partners. The current size and capability of the sale channels for our 3D scanner products is limited. In order to generate significant CyberGage360 sales in the future, we need to greatly expand the capability of our sales channels by recruiting new, high quality independent sales representatives, value added resellers and distributors for CyberGage360. If we are unable to successfully improve the capability of our sales channels for CyberGage360, our future sales of this product will be negatively impacted.

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

•
We are exposed to credit risk through sales to our OEM customers and distributors of our SMT inspection systems and 3D scanner products. We sell our products through key OEM customers, and usually have significant credit exposure with respect to these customers. In addition, we sell our SMT inspection system and 3D scanner products through a network of international distributors. These distributors tend to be small and have limited financial resources and access to capital. Although these distributors do not hold our products in inventory for re-sale, we are exposed to credit risk and would incur losses if they are unable to pay for the products they have purchased from us.

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

•
We have significant deferred tax assets recorded on our balance sheet based on the income tax laws and income tax rates currently in effect. Our ability to utilize these deferred tax assets is dependent on our ability to generate sufficient profits in future periods. The deferred tax assets recorded on our balance sheet are based on the income tax laws and income tax rates currently in effect. A change in income tax laws or a reduction in income tax rates in the future could require us to write-down the value of our deferred tax assets. The amount of any write-down could be large and may result in a significant charge against future earnings. Our ability to utilize our deferred tax assets and realize their value is dependent upon our ability to generate sufficient levels of profitability and taxable income in future periods. If we do not generate sufficient profits and taxable income in future periods, we most likely would be required to record a valuation allowance against our deferred tax assets, resulting in a significant charge against earnings.

•
Our stock price is highly volatile. The trading price of our common stock fluctuates significantly in response to, among other risks, the risks described elsewhere in this Annual Report on Form 10-K, as well as:

•	conditions or trends in the industry in which we operate;

•	quarterly variations in our operating results;

•	fluctuations in the stock market in general and market prices for the stock of companies that provide sensing technology solutions in particular;

•	changes in financial estimates by us or securities analysts and recommendations by securities analysts;

•	changes in capital structure, including issuance of additional debt or equity to the public; and

•	transactions in our common stock by major investors and certain analyst reports, news and speculation.

•
The absence of significant market liquidity in our common stock could impact the ability of our shareholders to purchase and sell larger blocks, the attractiveness of our stock to institutional shareholders, and the market value of our common stock. There were 6,901,887 shares of our common stock outstanding as of December 31, 2016. Although our common stock is traded in the NASDAQ Global Market, in part because of the number of shares we have outstanding and available for trading, the daily trading volume in our stock is low, averaging less than 150,000 shares per day. Shareholders wishing to purchase or sell larger blocks of stock may not be able to do so quickly, and disposal by any shareholder of a significant block of stock could adversely affect the sale price in the marketplace. Further, institutional investors often have policies against investment in stock that is illiquid, and many institutional investors may elect not to purchase or hold our stock because of the inability to dispose of it. Lack of institutional interest in our common stock can negatively impact its market price and liquidity.

•
We are dependent on our President and Chief Executive Officer, Dr. Subodh Kulkarni, for new product innovation and much of the sales, marketing and business development activities related to our markets, particularly our MRS sensors. Dr. Kulkarni performs a critical role at CyberOptics with respect to product strategy and new product development and innovation. Also, he has been instrumental in development and expansion of our relationships with key OEM customers, including KLA-Tencor and Nordson-YESTECH. In addition, Dr. Kulkarni has significant responsibility for identifying potential new applications and developing new customers for our MRS sensor technology. If Dr. Kulkarni's employment with CyberOptics were to end for any reason, our ability to develop innovative products and achieve sustained long term revenue growth would be negatively impacted in a significant way.

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
We lease a 19,805 square foot mixed office and warehouse facility in Singapore that serves as a sales, development and final assembly and integration facility for our SMT inspection system products. We recently extended the lease for our Singapore facility for a period of three years. The new lease expires on July 24, 2020 and contains one three year renewal option.
We lease a 10,165 square foot mixed office and warehouse facility in Bloomington, Minnesota that serves as a sales, service, final assembly and integration facility for our 3D scanning solutions and services. We recently extended the lease for the Bloomington, Minnesota facility through December 31, 2018.
As of December 31, 2016, we also have operating leases in the United Kingdom and China, which expire in June 2018 and November 2018, respectively.
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

	2016		2015
Quarter	High	Low	High	Low
First	$17.99	$8.12	$11.75	$9.01
Second	$19.45	$13.28	$11.24	$9.77
Third	$26.40	$16.41	$10.46	$4.80
Fourth	$40.69	$23.50	$8.48	$5.86
As of February 28, 2017, there were approximately 200 holders of record of our common stock and approximately 3,000 beneficial holders. We have never paid a dividend on our common stock. Dividends are payable at the discretion of the Board of Directors out of funds legally available. Our Board has no current intention of paying dividends.
ITEM 6. SELECTED FINANCIAL DATA
Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations for the Two Years Ended December 31, 2016:
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
We believe that MRS is a break-through optical technology for high-end inspection applications, with the potential to expand our markets in the future. In the existing markets for our SMT, semiconductor inspection and 3D scanning solutions, we are seeing a growing number of opportunities because of our 3D MRS technology platform, and we are introducing new products based on MRS technology that we believe present a significant opportunity for increased revenues.
We have entered into a mutually exclusive agreement to supply KLA-Tencor with high-precision 3D sensor subsystems for its back-end semiconductor packaging inspection systems. We also have entered into an agreement to supply Nordson-YESTECH with high precision 3D sensor subsystems for the SMT market. The sensor subsystems are based on the new MRS technology that we have been developing for the past several years. We intend to expand sales of products based on MRS technology into both the SMT market and adjacent markets that require high precision 3D optical inspection. We also plan to sell products based on our MRS technology to OEMs. During the second quarter of 2016, we received an $800,000 order for 3D MRS-enabled sensors from a major new customer for a general purpose metrology application related to the inspection of finished goods. We believe this customer could generate significant sales going forward.
We have significantly advanced our MRS-enabled 3D sensor technology as part of a research initiative aimed at applying our 3D MRS technology to front-end semiconductor inspection. Features of 50 microns, including devices with mirror-like finishes, are now being measured in our research lab, and progress is being made toward measuring sub-50 micron features. This is an important milestone in our effort to make MRS-enabled 3D sensor technology applicable to front-end semiconductor inspection in the next two to four years. If this initiative proves to be commercially viable, the available market for our MRS-enabled 3D sensors for front-end semiconductor inspection could be significant.
Our 3D MRS technology has also been deployed in our 3D AOI system, the SQ3000, which is designed to expand our presence in markets requiring high precision inspection. In these markets, identifying defects has become highly challenging and critical due to smaller electronics packaging and increasing component density on circuit boards. We believe the combination of our MRS technology and sophisticated 3D fusing algorithms allows us to offer microscopic image quality at production speeds. We recognized our initial revenues from sales of the SQ3000 in the second quarter of 2015. During 2016, we received SQ3000 follow-on orders totaling approximately $4.7 million from a key customer for a next-generation consumer electronics product. Due to these sales and the competitive advantages offered by our MRS technology, we believe the future sales potential of the SQ3000 is significant.
We have incorporated our MRS technology into a new 3D scanning system, CyberGage®360, which we believe will serve a wide range of inspection applications in the general purpose 3D metrology market. We sold our first two CyberGage360 units in the fourth quarter of 2016. Most customers are taking longer than originally anticipated to evaluate the functionality and benefits of CyberGage360 before adopting it for their engineering and quality assurance programs. After starting slowly in the first half of 2017, we anticipate steadily increasing sales of CyberGage360 by the end of 2017. We believe that the unique performance characteristics of our MRS technology, which inhibit reflections and enable very accurate measurements at fast speeds, combined with ease of use, will give CyberGage360 a competitive advantage in the marketplace for 3D scanning systems.

We also have committed funds to development of our MX600 system for inspection of memory modules at the end of the production line after singulation. In 2016, we recognized $5.7 million of revenue from sales of this product to one of the world’s top four memory manufacturers. We believe that additional MX600 orders could be received in future periods.
We have continued to invest in our WaferSense/ReticleSense product lines and have recently announced new offerings for advanced particle measurement and a line of multi-purpose sensors that measure leveling, vibration and humidity in an all-in-one wireless real-time device.
We ended the fourth quarter of 2016 with a backlog of $10.2 million, down from $12.4 million at September 30, 2016, and down from $15.0 million at December 31, 2015. We are forecasting sales of $11.5 to $12.5 million for the first quarter of 2017, based on the anticipated timing of orders for 3D products and customer acceptances. Order activity and sales prospects for SQ3000 3D AOI systems reflect a strong pipeline of opportunities, including large projects for multiple SQ3000 systems. Given these factors, we are presently forecasting sales of $16 to $19 million for the second quarter of 2017, and solid growth for all of 2017. Longer term, the anticipated sales growth of our MRS-enabled 3D products and WaferSense/ReticleSense products should increase our revenues and net income. We believe that we have the resources required to attain our growth objectives, given our available cash and marketable securities balances totaling $25.9 million at December 31, 2016.
Our ability to achieve our forecast and to implement our strategy effectively is subject to numerous uncertainties and risks, including the risks identified in Item 1A of this Annual Report on Form 10-K. We cannot assure you that our efforts will be successful.
Revenues
Our revenues increased by 61% to $66.2 million in 2016 from $41.1 million in 2015 and decreased by 12% in 2015 from $46.5 million in 2014. The following table sets forth, for the years indicated, revenues by product line (in thousands):

(In thousands)	2016	2015	2014
SMT and High Precision 3D OEM Sensors	$18,797	$13,022	$15,493
Semiconductor Sensors	10,061	7,677	7,595
SMT Inspection Systems	28,680	13,578	18,089
3D Scanning Solutions and Services	8,702	6,853	5,306
Total	$66,240	$41,130	$46,483
Revenue from sales of SMT and high precision 3D OEM sensors increased by $5.8 million or 44% to $18.8 million in 2016, and decreased by $2.5 million or 16% to $13.0 million in 2015, from $15.5 million in 2014. Revenue increases in 2016 resulted from a significant rebound in sales of legacy 2D LaserAlign sensors to OEM customers, as well as sales of 3D MRS sensors to KLA-Tencor and Nordson, and from an $800,000 order for 3D MRS-enabled sensors from a major new customer for a general purpose metrology application related to the inspection of finished goods. The rebound in sales of 2D LaserAlign sensors was driven by one OEM customer which experienced a significant increase in sales of its products that incorporate our sensors. Revenue decreases in 2015 resulted from soft demand for legacy 2D LaserAlign sensors from OEM customers selling into China, when market conditions were challenging.
Sales to KLA-Tencor are expected to continue to increase as our sensors are incorporated into a growing portion of KLA-Tencor's back-end semiconductor packaging inspection systems. Nordson introduced its 3D MRS-equipped AOI system at the IPC APEX Expo trade show in March 2016 to a very favorable reception. We believe that sales of sensors under our Nordson supply agreement should be a positive contributor to our future sales growth. In addition, we believe that our major new customer using our 3D MRS-enabled sensors to inspect finished goods could generate significant sales in the future.
Revenue from sales of semiconductor sensors, principally our WaferSense® and ReticleSense® product lines, increased by $2.4 million or 31% to $10.1 million in 2016, and increased by $82,000 or 1% to $7.7 million in 2015, from $7.6 million in 2014. The sales increases in 2016 were due in part to our new Auto-Multi Sensors that combine leveling, vibration and humidity measurements into an all-in-one wireless, real-time device. Sales increases were also due to increased customer awareness and improved account penetration at major semiconductor manufacturers and capital equipment suppliers. Sales of semiconductor sensors in 2015 were negatively impacted by a general slowdown in the semiconductor capital equipment market and production delays impacting sales of our new Auto-Multi Sensors. We anticipate that the benefits from growing market awareness and new product introductions will lead to additional WaferSense® and ReticleSense® sales in future periods. We also are increasing our sales of WaferSense® and ReticleSense® products to manufacturers of flat panel displays, as these customers have determined that these products are able to significantly improve their manufacturing processes and yields.

Revenue from sales of SMT inspection systems increased by $15.1 million or 111% to $28.7 million in 2016, and decreased by $4.5 million or 25% to $13.6 million in 2015, from $18.1 million in 2014. Revenue from SMT inspection systems in 2016 resulted from strong demand for our entire portfolio of SMT inspection system products, including SQ3000 3D MRS-enabled AOI systems and recognition of $5.7 million in revenue from sales of MX600 memory module inspection systems. Strong sales growth from SQ3000 systems in 2016 was due in part to follow-on orders totaling approximately $4.7 million from a key customer that manufactures a next-generation consumer electronics product. The decline in sales of SMT inspection systems in 2015 resulted from lower sales of older more established SPI and 2D AOI systems, offset in part by initial sales of the MX600 and SQ3000 products.
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
Revenue from sales of 3D scanning solutions and services increased by $1.8 million or 27% to $8.7 million in 2016, and increased by $1.5 million or 29% to $6.9 million in 2015, from $5.3 million in 2014. Revenue increases in 2016 were due to strong sales of computed tomography or X-ray scanning (CT) systems, mainly to a single customer, and reflects our ability to provide a comprehensive offering of training, installation and support services. We believe future revenue growth from sales of 3D scanning solutions and services will be determined in large part by market acceptance of our new MRS-equipped CyberGage®360 3D scanning system. We sold two CyberGage360 systems in the fourth quarter of 2016. After starting slowly in the first half of 2017, we anticipate steadily increasing sales of CyberGage360 by the end of 2017.
Export revenue totaled $53.5 million or 81% of total revenue in 2016, compared to $29.7 million or 72% of total revenue in 2015, and $34.1 million or 73% of total revenue in 2014. The increase in export revenue as a percentage of total revenue in 2016 was due to the large increase in sales of SMT inspection systems, a higher proportion of which are generally sold outside the United States as compared to our other products. The decrease in export revenue as a percentage of total revenue in 2015 was due to the decline in sales of SMT systems and 2D LaserAlign sensors, which tend to have a higher proportion of sales outside the United States.
Cost of Revenues and Gross Margin
Cost of revenues increased by $14.2 million or 62% to $37.2 million in 2016, from $23.0 million in 2015, and decreased by $2.3 million or 9% in 2015, from $25.3 million in 2014. The increase in cost of revenues in 2016 was primarily due to the corresponding revenue increase of 61%, while the decrease in cost of revenues in 2015, was primarily due to the corresponding 12% decrease in sales. Items included in cost of revenues that fluctuate with the level of sales include raw materials, direct labor and factory overhead costs.
Total gross margin as a percentage of revenue was 44% in 2016, 44% in 2015 and 46% in the 2014. The slight fluctuations in gross margin percentage were mainly due to a change in the mix of products sold. In addition, the decrease in gross margin percentage in 2015, when compared to 2014, was due to sales price erosion for certain SMT inspection system products, reflecting competitive market conditions.
Our markets are highly price competitive, particularly the electronic assembly market, resulting in continual pressure on our gross margins. We compensate for pricing pressure by introducing new products with more features and improved performance and through manufacturing cost reduction programs. Sales of many products that we have recently introduced or are about to introduce, including our CyberGage®360 3D scanning system, MRS sensor subsystems and WaferSense sensors, have or are expected to have more favorable margins than sales of many of our existing products.
Operating Expenses
Research and development expenses were $8.0 million or 12% of revenue in 2016, compared to $7.6 million or 18% of revenue in 2015, and $8.8 million or 19% of revenue in 2014. Research and development expenses were higher in 2016 when compared to 2015, mainly due to the accrual of incentive compensation resulting from our improved financial performance. Research and development expenses were lower in 2015 when compared to 2014 due to substantial completion of several critical development programs that required significant investment, including our SQ3000 3D AOI system. Current research and development expenditures are primarily focused on continued development of our MRS technology and related products, including 3D sensor subsystems, and enhancements to the SQ3000 3D AOI system and the CyberGage®360 3D scanning system. In addition, research is under way to determine if our 3D MRS technology is applicable to front-end semiconductor inspection.

Selling, general and administrative expenses were $14.8 million or 22% of revenue in 2016, compared to $12.6 million or 31% of revenue in 2015, and $13.8 million or 30% of revenue in 2014. The increase in selling, general and administrative expenses in 2016 compared to 2015 was due to higher sales commissions and the accrual of incentive compensation resulting from our significantly improved financial performance. The decrease in selling, general and administrative expenses in 2015 compared to 2014 was due to lower professional fees, lower incentive compensation costs due to financial results below expectations, and savings from selective reductions in personnel in the last six months of 2014.
Interest Income and Other
Interest income and other includes interest earned on investments and gains and losses associated with foreign currency transactions, including intercompany financing transactions associated with our subsidiaries in the United Kingdom, Singapore and China. Because we maintain our investments in instruments designed to avoid risk of loss of principal, we have generated very little interest income in the current interest rate environment. Due to the strength of the U.S. dollar, we recognized gains from foreign currency transactions, primarily intercompany financing transactions, of $207,000 in 2016 and $103,000 in 2015.
Provision for Income Taxes
We recorded an income tax benefit of $5.2 million in 2016, compared to income tax expense of $28,000 in 2015, and income tax expense of $133,000 in 2014. The non-cash income tax benefit recorded in 2016 reflects a substantial reduction in the valuation allowances recorded against our deferred tax assets. Income tax expense in 2015 and 2014 includes minimal state income tax expense and foreign income tax expense incurred by our subsidiaries in the United Kingdom and China.
We have significant deferred tax assets as a result of temporary differences between taxable income on our tax returns and U.S. GAAP income, research and development tax credit carry forwards and federal, state and foreign net operating loss carry forwards. A deferred tax asset generally represents future tax benefits to be received when temporary differences previously reported in our consolidated financial statements become deductible for income tax purposes, when net operating loss carry forwards are applied against future taxable income, or when tax credit carry forwards are utilized on our tax returns. We assess the realizability of our deferred tax assets and the need for a valuation allowance based on the guidance provided in current financial accounting standards.
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
During the fourth quarter of 2016, we substantially reduced the valuation allowances recorded against our United States and Singapore based deferred tax assets, primarily due to significant improvement in our operating results and financial outlook. In analyzing the need for valuation allowances, we first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions in which we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. Finally, we considered both our near and long-term financial outlook. After considering all available evidence both positive and negative, we concluded that a substantial reduction in the valuation allowances recorded against our United States and Singapore based deferred tax assets was appropriate. The $9.6 million reduction in valuation allowances for 2016 caused us to recognize a significant non-cash income tax benefit. The reduction resulted from utilization of available net operating loss carryforwards and our determination that significant valuation allowances were no longer needed due to the improvement in our operating results and financial outlook.
For the first three quarters of 2016, we reported very little income tax expense due to utilization of our available net operating loss carryforwards. The corresponding reductions in our valuation allowances reduced reported income tax expense. Because a significant portion of the valuation allowances have been reversed, we anticipate that reported income tax expense for GAAP purposes will increase in future periods. The timing of cash payments for income taxes is not impacted.
We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Our federal income tax returns for years after 2012 are still subject to examination by the Internal Revenue Service. We are no longer subject to state and local income tax examinations for years prior to 2012. The Inland Revenue Authority of Singapore recently completed a review of our 2012 income tax return. The review did not result in payment of any additional tax or any change in our taxable income.

Liquidity and Capital Resources
Our cash and cash equivalents increased by $6.4 million in 2016, principally resulting from $9.1 million of cash provided by operating activities, proceeds of $6.2 million from sales and maturities of marketable securities, and proceeds of $646,000 from stock option exercises and share purchases under our employee stock purchase plan. Cash provided by these activities was offset in part by purchases of marketable securities totaling $8.1 million and purchases of fixed assets and capitalized patent costs totaling $1.4 million. Our cash and cash equivalents fluctuate in part because of sales and maturities of marketable securities and investment of cash balances in marketable securities, and from other sources of cash. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity than cash balances alone. Combined balances of cash and marketable securities increased by $8.3 million to $25.9 million as of December 31, 2016 from $17.6 million as of December 31, 2015.
Operating activities provided $9.1 million of cash in 2016. Cash provided by operations included net income of $11.6 million, including a $5.3 million deferred income tax benefit and non-cash expenses totaling $2.6 million for depreciation and amortization, provision for doubtful accounts, non-cash gains from foreign currency transactions and equity-based compensation costs. Changes in operating assets and liabilities providing cash included a decrease in inventories of $1.0 million, an increase in accounts payable of $550,000 and an increase in accrued expenses of $1.9 million. Changes in operating assets and liabilities using cash included an increase in accounts receivable of $2.8 million, an increase in other assets of $346,000 and a decrease in advance customer payments of $153,000. Inventories decreased due to customer acceptance of our remaining MX600 backlog, offset in part by new purchases of inventory needed to manufacture products for future sales requirements. The accounts payable increase resulted from the timing of new inventory purchases and payments to suppliers. Accrued expenses were higher mainly due to incentive compensation and warranty accruals resulting from our improved financial performance and higher sales levels. Accounts receivable increased because sales were $2.1 million higher in the fourth quarter of 2016, when compared to the fourth quarter of 2015. Other assets increased due to payments for income tax deposits and recoverable goods and services taxes. The small decrease in advance customer payments resulted from the timing of cash collections and recognition of revenue for transactions that were previously deferred.
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
Investing activities used $3.4 million of cash in 2016, compared to providing $954,000 of cash in 2015. Changes in the level of investment in marketable securities, resulting from the purchases, sales and maturities of those securities used $1.9 million of cash in 2016, compared to providing $1.8 million of cash in 2015. We used $1.4 million of cash in the 2016 for the purchase of fixed assets and capitalized patent costs, compared to using $797,000 of cash for these types of purchases in 2015.
Financing activities from stock option exercises and share purchases under our employee stock purchase plan provided $646,000 of cash in 2016, compared to providing $636,000 of cash in 2015.
At December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established by some companies for the purpose of establishing off-balance sheet arrangements or for other contractually narrow or limited purposes.
Except for obligations under facility leases and purchase contracts, we had no material commitments for expenditures as of December 31, 2016. Purchase commitments for inventory can vary based on the volume of revenue and resulting inventory requirements.
Our cash, cash equivalents and marketable securities totaled $25.9 million at December 31, 2016. We believe that on-hand cash, cash equivalents and marketable securities, coupled with anticipated future cash flow from operations, will be adequate to fund our cash flow needs for the foreseeable future, including the contractual obligations mentioned above.

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
Revenue Recognition.
Revenue from all customers, including distributors, is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Generally, product revenues are recognized upon shipment under Ex-works terms, and include shipping and handling costs. Revenue from services is recognized as work is performed. Taxes collected from customers and remitted to governmental authorities are excluded from revenue on the net basis of accounting. Estimated returns and warranty costs are recorded at the time of sale. Sales of some SMT system products may require customer acceptance due to performance or other acceptance criteria included in the terms of sale. For these SMT product sales, revenue is recognized at the time of customer acceptance. Our multiple deliverable arrangements typically include the sale of an SMT inspection system or 3D scanning solution, related installation and training, and in some cases, an extended warranty. Revenue from installation and training are recognized as the services are provided. Revenue from extended warranties is recognized ratably over the warranty period.
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
Allowance for Doubtful Accounts.
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In making the determination of the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer relationships and credit worthiness and concentrations of credit risk. Specific accounts receivable are written-off once a determination is made that the account is uncollectible. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $547,000 at December 31, 2016 and $521,000 at December 31, 2015.

Allowance for Warranty Expenses.
We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. The allowance for warranties was $790,000 at December 31, 2016 and $645,000 at December 31, 2015.
Inventory Write Downs.
We write down inventory for estimated obsolescence or lack of marketability equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. We formulate our assumptions regarding future demand and market conditions based on order trends and input from customers regarding their future requirements. If actual market conditions are less favorable than those projected, or if in the future we decide to discontinue sales and marketing of any of our products, additional inventory write-downs may be required. Excess and obsolete inventories were written down by $1.2 million at December 31, 2016 and $1.0 million at December 31, 2015.
Valuation of Intangible and Long-Lived Assets.
We assess the impairment of identifiable intangible assets, long lived assets and related goodwill whenever events or changes in circumstances indicate the carrying value may not be recoverable. In addition, we perform an annual goodwill impairment assessment. Factors we consider important, which could trigger an impairment review and that we consider when performing our annual goodwill impairment assessment, include the following:

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

When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate that we believe is commensurate with the risk inherent in our current business model. We utilize the income approach to estimate our fair value. The income approach is a valuation technique under which we estimate future cash flows using financial forecasts. Future estimated cash flows are discounted to their present value to calculate fair value. When considering fair value, we also give consideration to the control premium in excess of our current market capitalization that might be obtained from a third party acquirer. These assumptions require significant judgment and actual results may differ from assumed or estimated amounts.
At December 31, 2016 we had goodwill of $1.4 million. Our recent analysis performed in the fourth quarter of 2016 indicates that our goodwill is not impaired. However, our conclusion could change in the future, if our assumptions about future economic conditions, revenue growth or profitability change. Any resulting impairment charge could have a material effect on our financial position and results of operations in the future.
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
We have significant deferred tax assets as a result of temporary differences between taxable income on our tax returns and U.S. GAAP income, research and development tax credit carry forwards and federal, state and foreign net operating loss carry forwards. A deferred tax asset generally represents future tax benefits to be received when temporary differences previously reported in our consolidated financial statements become deductible for income tax purposes, when net operating loss carry forwards are applied against future taxable income, or when tax credit carry forwards are utilized on our tax returns. We assess the realizability of our deferred tax assets and the need for a valuation allowance based on the guidance provided in current financial accounting standards.
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
During the fourth quarter of 2016, we substantially reduced the valuation allowances recorded against our United States and Singapore based deferred tax assets, primarily due to significant improvement in our operating results and financial outlook. In analyzing the need for valuation allowances, we first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions where we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. Finally, we considered both our near and long-term financial outlook. After considering all available evidence both positive and negative, we concluded that a substantial reduction in the valuation allowances recorded against our United States and Singapore based deferred tax assets was appropriate. A similar analysis was performed at December 31, 2015, resulting in $10.6 million of valuation allowances for our deferred tax assets, primarily due to our cumulative historical operating losses. The $9.6 million reduction in valuation allowances for 2016 caused us to recognize a significant non-cash income tax benefit. The reduction resulted from utilization of available net operating loss carryforwards and our determination that significant valuation allowances were no longer needed due to the improvement in our operating results and financial outlook.
Derivatives and Hedging.
We may enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies associated with our subsidiary in Singapore. These transactions are designated as cash flow hedges and are recorded in the accompanying consolidated balance sheet at fair value. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive loss and reclassified into earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months. At December 31, 2016, there were no open foreign exchange forward contracts. At December 31, 2015, all of our open foreign exchange forward contracts had maturities of one year or less. The dollar equivalent gross notional amount of our foreign exchange forward contracts designated as cash flow hedges was approximately $1.8 million at December 31, 2015.
We estimate any hedge ineffectiveness on a quarterly basis by considering the difference between the prices of a hypothetical forward contract maturing on the last day of a given month, to the prices of a series of hypothetically perfect daily forward contracts. Hedge ineffectiveness and the amounts excluded from effectiveness testing recognized in earnings on cash flow hedges were not material for the years ended December 31, 2016 and 2015. The fair value of our foreign exchange forward contracts representing losses in the amount of $78,000 as of December 31, 2015 have been recorded in accrued expenses.
The fair value for our foreign exchange forward contracts was based on foreign currency spot and forward rates obtained from reputable financial institutions with resulting valuations periodically validated by obtaining foreign currency spot rates and forward quotes from other industry standard sources or third party or counterparty quotes.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED BALANCE SHEETS
CYBEROPTICS CORPORATION

	December 31,	December 31,
(In thousands, except share information)	2016	2015
ASSETS
Cash and cash equivalents	$10,640	$4,274
Marketable securities	6,493	5,249
Accounts receivable, less allowance for doubtful accounts of $547 at December 31, 2016 and $521 at December 31, 2015	10,895	8,150
Inventories	11,531	13,265
Other current assets	1,535	1,190
Total current assets	41,094	32,128

Marketable securities, long-term	8,728	8,084
Equipment and leasehold improvements, net	2,438	2,368
Intangibles, net	438	549
Goodwill	1,366	1,366
Other assets	193	186
Deferred tax assets	5,323	58
Total assets	$59,580	$44,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$6,217	$5,778
Advance customer payments	328	481
Accrued expenses	3,756	1,959
Total current liabilities	10,301	8,218

Other liabilities	250	268
Deferred tax liability	—	69
Reserve for income taxes	131	126
Total liabilities	10,682	8,681

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 6,901,887 shares issued and outstanding at December 31, 2016 and 6,771,668 shares issued and outstanding at December 31, 2015	32,801	31,292
Accumulated other comprehensive loss	(1,940)	(1,709)
Retained earnings	18,037	6,475
Total stockholders’ equity	48,898	36,058
Total liabilities and stockholders’ equity	$59,580	$44,739

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
CYBEROPTICS CORPORATION

	Year Ended December 31,
(In thousands, except per share amounts)	2016	2015
Revenues	$66,240	$41,130
Cost of revenues	37,185	22,989

Gross margin	29,055	18,141

Research and development expenses	8,040	7,602
Selling, general and administrative expenses	14,796	12,635
Amortization of intangibles	66	67

Income (loss) from operations	6,153	(2,163)

Interest income and other	238	102

Income (loss) before income taxes	6,391	(2,061)

Income tax provision (benefit)	(5,171)	28

Net income (loss)	$11,562	$(2,089)

Net income (loss) per share – Basic	$1.69	$(0.31)
Net income (loss) per share – Diluted	$1.64	$(0.31)

Weighted average shares outstanding – Basic	6,832	6,706
Weighted average shares outstanding – Diluted	7,049	6,706

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CYBEROPTICS CORPORATION

	Year Ended December 31,
(In thousands)	2016	2015
Net income (loss)	$11,562	$(2,089)

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(383)	(625)

Unrealized losses on available-for-sale securities:
Unrealized losses	(8)	(78)
Total unrealized losses on available-for-sales securities	(8)	(78)

Unrealized gains (losses) on foreign exchange forward contracts:
Unrealized gains (losses)	53	(298)
Reclassification adjustment for losses included in net income (loss)	36	563
Total unrealized gains on foreign exchange forward contracts	89	265

Other comprehensive loss, before tax	(302)	(438)
Income tax benefit related to items of other comprehensive loss	(71)	—
Other comprehensive loss, net of tax	(231)	(438)
Total comprehensive income (loss)	$11,331	$(2,527)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CYBEROPTICS CORPORATION

	Year Ended December 31,
(In thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,562	$(2,089)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,086	1,968
Provision for (recovery of) doubtful accounts	24	(44)
Deferred taxes	(5,269)	38
Foreign currency transaction gains	(341)	(225)
Stock-based compensation	863	511
Changes in operating assets and liabilities:
Accounts receivable	(2,769)	(161)
Inventories	1,029	(2,489)
Other assets	(346)	(24)
Accounts payable	550	1,146
Advance customer payments	(153)	(9)
Accrued expenses	1,888	(1,011)
Net cash provided by (used in) operating activities	9,124	(2,389)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale marketable securities	4,690	5,167
Proceeds from sales of available-for-sale marketable securities	1,502	1,518
Purchases of available-for-sale marketable securities	(8,127)	(4,934)
Additions to equipment and leasehold improvements	(1,363)	(691)
Additions to patents	(71)	(106)
Net cash provided by (used in) investing activities	(3,369)	954

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	465	458
Proceeds from issuance of common stock under employee stock purchase plan	181	178
Net cash provided by financing activities	646	636

Effects of exchange rate changes on cash and cash equivalents	(35)	(98)

Net increase (decrease) in cash and cash equivalents	6,366	(897)

Cash and cash equivalents – beginning of period	4,274	5,171
Cash and cash equivalents – end of period	$10,640	$4,274
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CYBEROPTICS CORPORATION

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
BALANCE, DECEMBER 31, 2014	6,644	$30,145	$(1,271)	$8,564	$37,438
Exercise of stock options, vesting of restricted stock units, net of shares exchanged as payment	88	458	—	—	458
Share issuances for compensation purposes	4	41	—	—	41
Stock-based compensation	—	470	—	—	470
Issuance of common stock under Employee Stock Purchase Plan	36	178	—	—	178
Other comprehensive loss, net of tax	—	—	(438)	—	(438)
Net loss	—	—	—	(2,089)	(2,089)
BALANCE, DECEMBER 31, 2015	6,772	31,292	(1,709)	6,475	36,058
Exercise of stock options, vesting of restricted stock units, net of shares exchanged as payment	86	465	—	—	465
Share issuances for compensation purposes	8	136	—	—	136
Stock-based compensation	—	727	—	—	727
Issuance of common stock under Employee Stock Purchase Plan	36	181	—	—	181
Other comprehensive loss, net of tax	—	—	(231)	—	(231)
Net income	—	—	—	11,562	11,562
BALANCE, DECEMBER 31, 2016	6,902	$32,801	$(1,940)	$18,037	$48,898

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
CYBEROPTICS CORPORATION

NOTE 1 – BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
We are a leading global developer and manufacturer of high precision sensing technology solutions. Our sensors are used in general purpose metrology and 3D scanning, surface mount technology (SMT) and semiconductor markets to significantly improve yields and productivity.
Principles of Consolidation
The consolidated financial statements include the accounts of CyberOptics Corporation and its wholly-owned subsidiaries. In these notes to the consolidated financial statements, these companies are collectively referred to as “CyberOptics,” “we,” “us,” or “our.” All significant inter-company accounts and transactions have been eliminated in consolidation.
Segment Reporting
We operate in a single reportable segment that includes the design, development and manufacture of high-precision sensing technology solutions.
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
Cash and marketable securities held by foreign subsidiaries totaled $614,000 at December 31, 2016 and $701,000 at December 31, 2015.
Inventories
Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. Appropriate consideration is given to deterioration, obsolescence, and other factors in evaluating net realizable value. Demonstration inventories are stated at cost less accumulated amortization, generally based on a 36 month useful life.

Accumulated amortization for demonstration inventories totaled $1.1 million at December 31, 2016 and $1.3 million at December 31, 2015.
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
Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired in a business combination. We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that indicate goodwill might be impaired. We have determined that we have one reporting unit. When we determine that our goodwill might be impaired, we test for impairment by comparing our fair value, as determined based on our future estimated discounted cash flows, to our net book value.
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

Revenue Recognition
Revenue from all customers, including distributors, is recognized when all significant contractual obligations have been satisfied, pricing is fixed and determinable and collection of the resulting receivable is reasonably assured. Generally, product revenues are recognized upon shipment under Ex-works terms, and include shipping and handling costs. Revenue from services is recognized as work is performed. Taxes collected from customers and remitted to governmental authorities are excluded from revenue on the net basis of accounting. Estimated returns and warranty costs are recorded at the time of sale. Sales of some surface mount technology (SMT) system products may require customer acceptance due to performance or other acceptance criteria included in the terms of sale. For these SMT product sales, revenue is recognized at the time of customer acceptance. Our multiple deliverable arrangements typically include the sale of an SMT inspection system or 3D scanning solution, related installation and training, and in some cases, an extended warranty. Revenue from installation and training are recognized as the services are provided. Revenue from extended warranties is recognized ratably over the warranty period.
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
Foreign Currency Transactions
Foreign currency transaction gains and losses are included in interest income and other in the statement of operations. We recognized a foreign currency transaction gain of $207,000 in 2016 and $103,000 in 2015.
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
Derivatives and Hedging
We may enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies associated with our subsidiary in Singapore. These transactions are designated as cash flow hedges and are recorded in the accompanying consolidated balance sheet at fair value. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Cash flows from derivative instruments are classified in the consolidated statement of cash flows in the same category as the cash flows from the items subject to designated hedge relationships.
Advertising Costs
We expense all advertising costs as incurred. Advertising expense incurred was $356,000 in 2016 and $410,000 in 2015.

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
Net Income (Loss) Per Share
Basic net income (loss) per basic share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income per diluted share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of common shares to be issued upon exercise of stock options, vesting of restricted stock units and from purchases of shares under our employee stock purchase plan, as calculated using the treasury stock method. All common equivalent shares are excluded from the calculation of net loss per diluted share due to their anti-dilutive effect.
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
Related Party Transactions
One of our board members serves as the Chief Executive Officer of Key Tronic Corporation. Our sales to Key Tronic Corporation totaled $556,000 in 2016 and $82,000 in 2015.

Recent Accounting Developments
In January 2017, the FASB issued guidance on simplifying the test for goodwill impairment (ASU No. 2017-04, Simplifying the Test for Goodwill Impairment). Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. The new guidance eliminates the requirement to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The new guidance is to be applied prospectively to impairment tests beginning January 1, 2020, with early adoption permitted. We would apply this guidance to applicable impairment tests after the adoption date.
In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on the recognition of revenue from contracts with customers (Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers). Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The FASB has delayed the effective date of the standard by one year to January 1, 2018, with early adoption permitted as of the original effective date of January 1, 2017. We have performed a review of the requirements of the new guidance and have identified which of our revenue streams will be within the scope of ASU 2014-09. We are continuing to evaluate the impact of the new guidance on our consolidated financial statements, and anticipate we will expand our consolidated financial statement disclosures in order to comply with the new ASU. We presently anticipate that we will adopt the new standard retrospectively to each prior reporting period presented.
In March 2016, the FASB issued guidance on simplifying the accounting for stock compensation (ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting). The guidance impacts the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the consolidated statement of cash flows. For U.S. public companies, the updated guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We presently have excess tax benefits from stock option exercises that are not recognized because current taxes payable have not been reduced. Under the new guidance, an entity recognizes excess tax benefits regardless of whether or not they reduce taxes payable in the current period. The new guidance also requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the statement of operations. Stock compensation expense is currently based on the number of awards that are expected to vest in the future. Under the new guidance, we intend to account for stock option forfeitures when they occur. Changes related to the recognition of excess tax benefits and stock option forfeitures should be applied using a modified retrospective approach by recording a cumulative effect adjustment to equity at the beginning of the adoption period. On January 1, 2017, we recorded a $256,000 credit to equity for the cumulative effect adjustment resulting from our adoption of this new guidance.
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
In July 2015, the FASB issued guidance on simplifying the measurement of inventory (ASU No. 2015-11, Simplifying the Measurement of Inventory). The guidance requires an entity to measure inventory at the lower of cost or net realizable value, which consists of estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The new guidance eliminates unnecessary complexity that exists under current "lower of cost or market" guidance. For public entities, the updated guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The guidance is to be applied prospectively as of the beginning of an interim or annual reporting period. Our adoption of this standard did not have a material impact on our consolidated financial statements.

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
NOTE 2 – MARKETABLE SECURITIES
Our investments in marketable securities are classified as available-for-sale and consist of the following:

	December 31, 2016
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$5,005	$4	$(1)	$5,008
Corporate debt securities and certificates of deposit	1,476	1	(1)	1,476
Asset backed securities	9	—	—	9
Marketable securities – short-term	$6,490	$5	$(2)	$6,493
Long-Term
U.S. government and agency obligations	$4,815	$1	$(12)	$4,804
Corporate debt securities and certificates of deposit	2,161	—	(17)	2,144
Asset backed securities	1,732	—	(5)	1,727
Equity security	42	11	—	53
Marketable securities – long-term	$8,750	$12	$(34)	$8,728

	December 31, 2015
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$3,806	$—	$(2)	$3,804
Corporate debt securities and certificates of deposit	1,440	—	(1)	1,439
Asset backed securities	6	—	—	6
Marketable securities – short-term	$5,252	$—	$(3)	$5,249
Long-Term
U.S. government and agency obligations	$6,681	$1	$(18)	$6,664
Corporate debt securities and certificates of deposit	675	—	(1)	674
Asset backed securities	694	—	(1)	693
Equity security	42	11	—	53
Marketable securities – long-term	$8,092	$12	$(20)	$8,084
Our investments in marketable debt securities all have maturities of less than 5 years. At December 31, 2016, marketable debt securities valued at $6.4 million were in an unrealized gain position totaling $6,000 and marketable debt securities valued at $8.8 million were in an unrealized loss position totaling $36,000 (all had been in an unrealized loss position for less than 12 months). At December 31, 2015, marketable debt securities valued at $2.3 million were in an unrealized gain position totaling $1,000 and marketable debt securities valued at $11.0 million were in an unrealized loss position totaling $23,000 (all had been in an unrealized loss position for less than 12 months).
We hold an investment in one equity security. At both December 31, 2016 and December 31, 2015, our equity security had a fair value of $53,000, and was in an $11,000 unrealized gain position.

Net pre-tax unrealized losses for marketable securities of $19,000 at December 31, 2016 and net pre-tax unrealized losses for marketable securities of $11,000 at December 31, 2015 were recorded as a component of accumulated other comprehensive loss in stockholders’ equity. We received proceeds from the sale of marketable securities of $1.5 million in 2016 and $1.5 million in 2015. No gain or loss was recognized from the sale of marketable securities in 2016 or 2015.
Investments in marketable securities classified as cash equivalents of $5.2 million at December 31, 2016 and $791,000 at December 31, 2015 consist of the following:

	December 31, 2016
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Recorded Basis
Corporate debt securities and certificates of deposit	$5,195	$—	$—	$5,195
	$5,195	$—	$—	$5,195

	December 31, 2015
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Recorded Basis
Corporate debt securities and certificates of deposit	$791	$—	$—	$791
	$791	$—	$—	$791
NOTE 3 – DERIVATIVES
We may enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies associated with our subsidiary in Singapore. These transactions are designated as cash flow hedges and are recorded in the accompanying consolidated balance sheet at fair value. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Hedge ineffectiveness and the amounts excluded from effectiveness testing recognized in earnings on cash flow hedges were not material for the years ended December 31, 2016 and December 31, 2015.
The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months. At December 31, 2016, there were no open foreign exchange forward contracts. At December 31, 2015, all of our open foreign exchange forward contracts had maturities of one year or less. The dollar equivalent gross notional amount of our foreign exchange forward contracts designated as cash flow hedges was approximately $1.8 million at December 31, 2015.
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

	Year Ended December 31, 2016
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
At December 31, 2016, there were no amounts recorded in accumulated other comprehensive loss for cash flow hedging instruments. The $147,000 after tax net unrealized loss recorded in accumulated other comprehensive loss at December 31, 2015 for cash flow hedging instruments was reclassified to earnings during 2016. The fair value of our open foreign exchange forward contracts representing losses in the amount of $78,000 as of December 31, 2015 have been recorded in accrued expenses.
Additional information with respect to the impact of derivative instruments on other comprehensive loss is included in Note 4. Additional information with respect to the fair value of derivative instruments is included in Note 5.
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

Reclassifications and taxes related to items of other comprehensive loss are as follows:

	Year Ended December 31, 2016			Year Ended December 31, 2015
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount	Before Tax	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments	$(383)	$—	$(383)	$(625)	$—	$(625)
Net changes related to available-for-sale securities:
Unrealized gains (losses)	(8)	7	(1)	(78)	—	(78)
Reclassification adjustment for losses included in interest income and other	—	6	6	—	—	—
Total net changes related to available-for-sale securities	(8)	13	5	(78)	—	(78)
Net changes related to foreign exchange forward contracts:
Unrealized gains (losses)	53	—	53	(298)	—	(298)
Reclassification adjustment for losses included in net income (loss)
Cost of revenues	27	41	68	352	—	352
Research and development expenses	6	10	16	118	—	118
Selling, general and administrative expenses	3	7	10	93	—	93
Total net changes related to foreign exchange forward contracts	89	58	147	265	—	265
Other comprehensive loss	$(302)	$71	$(231)	$(438)	$—	$(438)
At December 31, 2016 and December 31, 2015 components of accumulated other comprehensive loss is as follows:

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Foreign Exchange Forward Contracts	Accumulated Other Comprehensive Loss
Balances at December 31, 2014	$(920)	$61	$(412)	$(1,271)
Other comprehensive loss before reclassifications	(625)	(78)	(298)	(1,001)
Reclassifications from accumulated other comprehensive loss	—	—	563	563
Net current period other comprehensive income (loss)	(625)	(78)	265	(438)
Balances at December 31, 2015	$(1,545)	$(17)	$(147)	$(1,709)
Other comprehensive income (loss) before reclassifications	(383)	(1)	53	(331)
Reclassifications from accumulated other comprehensive loss	—	6	94	100
Net current period other comprehensive income (loss)	(383)	5	147	(231)
Balances at December 31, 2016	$(1,928)	$(12)	$—	$(1,940)

NOTE 5 – FAIR VALUE MEASUREMENTS
We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our marketable securities and open foreign exchange forward contracts as of December 31, 2016 and December 31, 2015 according to the three-level fair value hierarchy.

	Fair Value Measurements at December 31, 2016 Using
(In thousands)	Balance December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$9,812	$—	$9,812	$—
Corporate debt securities and certificates of deposit	3,620	—	3,620	—
Asset backed securities	1,736	—	1,736	—
Equity security	53	53	—	—
Total marketable securities	$15,221	$53	$15,168	$—
Derivative instruments-liabilities:
Foreign exchange forward contracts	$—	$—	$—	$—

	Fair Value Measurements at December 31, 2015 Using
(In thousands)	Balance December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$10,468	$—	$10,468	$—
Corporate debt securities and certificates of deposit	2,113	—	2,113	—
Asset backed securities	699	—	699	—
Equity security	53	53	—	—
Total marketable securities	$13,333	$53	$13,280	$—
Derivative instruments-liabilities:
Foreign exchange forward contracts	$78	$—	$78	$—
During the years ended December 31, 2016 and 2015 there were no transfers within the three level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed which merit a transfer between the disclosed levels of the valuation hierarchy.
The fair value for our U.S. government and agency obligations, corporate debt securities and certificates of deposit and asset backed securities are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers. The fair value for our equity security is based on a quoted market price obtained from an active market.

The fair value for our open foreign exchange forward contracts is based on foreign currency spot and forward rates obtained from reputable financial institutions, with resulting valuations periodically validated by obtaining foreign currency spot rate and forward quotes from other industry standard sources or third party or counterparty quotes. The fair value of our foreign exchange forward contracts representing losses in the amount of $78,000 as of December 31, 2015 has been recorded in accrued expenses.
The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities approximate their related fair values due to the short-term maturities of these instruments. Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value in 2016 or 2015.
NOTE 6 – STOCK-BASED COMPENSATION
We have four stock-based compensation plans that are administered by the Compensation Committee of the Board of Directors. We have an Employee Stock Incentive Plan for officers, other employees, consultants and independent contractors under which we have granted options and restricted stock units to officers and other employees, an Employee Stock Purchase Plan under which shares of our common stock may be acquired by employees at discounted prices, and a Non-Employee Director Stock Plan that provides for automatic grants of stock options and shares of our common stock to non-employee directors. We also have another stock incentive plan for non-employee directors, but no further awards are made under this plan. New shares of our common stock are issued upon stock option exercises, vesting of restricted stock units, issuances of shares to board members and issuances of shares under our the Employee Stock Purchase Plan.
Employee Stock Incentive Plan
As of December 31, 2016, there are 995,913 shares of common stock reserved in the aggregate for issuance pursuant to outstanding or future awards under our Employee Stock Incentive Plan. Although our Compensation Committee has authority to issue options, restricted stock, restricted stock units, share grants and other share based benefits under our Employee Stock Incentive Plan, to date only issued restricted stock units and stock options have been granted under the plan. Options have been granted at an option price per share equal to the market value of our common stock on the date of grant, vest over a four-year period and expire seven years after the date of grant. Restricted stock units vest over a four-year period and entitle the holders to one share of our common stock for each restricted stock unit.
As of December 31, 2016, there were 427,739 shares of common stock available for future awards under our Employee Stock Incentive Plan, including an additional 350,000 shares authorized in May 2016. Reserved shares underlying outstanding awards, including options and restricted shares, that are forfeited are available under the Employee Stock Incentive Plan for future grant.
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
Pursuant to the plan, on the date of our 2016 annual meeting, we issued a total of 8,000 shares of our common stock and stock options to acquire 16,000 shares of our common stock to our non-employee directors. The shares had a total fair market value on the date of grant equal to $136,000 (grant date fair value of $16.97 per share) and the options had a total fair market value on the date of grant using the Black-Scholes model equal to $139,000 (grant date fair value of $8.71 per option to acquire one share of our common stock). As of December 31, 2016, there were 76,000 shares of common stock available for future awards under the Non-Employee Director Stock Plan.

Stock Option Activity
The following is a summary of stock option activity for the year ended December 31, 2016:

	Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2015	570,500	$8.00
Granted	58,000	22.34
Exercised	(80,875)	8.87
Expired	—	—
Forfeited	—	—
Outstanding, December 31, 2016	547,625	$9.39
Exercisable, December 31, 2016	248,313	$8.53
The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds the option's exercise price. For options outstanding at December 31, 2016, the weighted average remaining contractual term of all outstanding options was 4.83 years and their aggregate intrinsic value was $9.2 million. At December 31, 2016, the weighted average remaining contractual term of options that were exercisable was 4.29 years and their aggregate intrinsic value was $4.4 million. The aggregate intrinsic value of stock options exercised was $720,000 in 2016 and $182,000 in 2015. We received proceeds from stock option exercises of $465,000 in 2016 and $458,000 in 2015. No tax benefit was realized from the exercise of these stock options and no amounts were credited to additional paid-in capital. The aggregate fair value of shares that vested in 2016 was $495,000 and the aggregate fair value of shares that vested in 2015 was $264,000.
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
For stock options granted in the two year period ended December 31, 2016, we utilized the fair value of our common stock on the date of grant and employed the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

	2016	2015
Risk-free interest rates	1.24% - 1.89%	1.56%
Expected life in years	5.09 - 7.50	5.01 - 5.11
Expected volatility	42.22% - 46.67%	40.82%
Dividend yield	0.00%	0.00%
Weighted average fair value on grant date	$9.88	$2.73
Restricted Stock Units
Restricted stock units are granted under our Employee Stock Incentive Plan. There were 10,700 restricted stock units granted in 2016 and their weighted average grant date fair value was $26.40 each. There were 18,250 restricted stock units granted in 2015 and their weighted average grant date fair value was $7.18 each. The aggregate fair value of outstanding restricted stock units based on the closing share price of our common stock as of December 31, 2016 was $1.2 million. No tax benefit was realized from the vesting of restricted stock units and no amounts were credited to additional paid-in capital. The aggregate fair value of restricted stock units that vested, based on the closing share price of our common stock on the vesting date, was $394,000 for the year ended December 31, 2016 and $129,000 for the year ended December 31, 2015.

A summary of activity in non-vested restricted stock units for the year ended December 31, 2016 is as follows:

Non-vested restricted stock units	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	54,315	$7.43
Granted	10,700	26.40
Vested	(19,466)	7.32
Forfeited	—	—
Non-vested at December 31, 2016	45,549	$11.93
Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. There were 36,481 shares issued under this plan in the year ended December 31, 2016 and 35,845 shares issued in the year ended December 31, 2015. As of December 31, 2016, 59,276 shares remain available for future issuance under this plan.
Stock Grant Plan for Non-Employee Directors
Previously, we had a stock grant plan for non-employee directors that provided for automatic grants of 1,000 shares of our common stock to each of our non-employee directors upon their re-election to the Board of Directors. This plan was terminated and our non-employee directors did not receive any share grants under this plan on the date of our 2016 annual meeting at which our shareholders approved the new Non-Employee Director Stock Plan. Share issuances under the stock grant plan for non-employee directors were 4,000 shares in the year ended December 31, 2015. The shares issued in 2015 had a fair market value on the date of grant equal to $41,000 (weighted average grant date fair value of $10.36).
Stock Based Compensation Information
Pre-tax stock-based compensation expense for 2016 included $648,000 for stock options and restricted stock units, $79,000 for our employee stock purchase plan, and $136,000 for 8,000 shares issued to board members for compensation purposes. Pre-tax stock-based compensation expense for 2015 included $398,000 for stock options and restricted stock units, $72,000 for our employee stock purchase plan, and $41,000 for 4,000 shares issued to board members for compensation purposes.

(In thousands)	2016	2015
Pre-tax stock-based compensation expense	$863	$511
Income tax benefits related to stock-based compensation	$428	$—
We use historical data to estimate pre-vesting forfeitures. At December 31, 2016, the total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $1.6 million and the related weighted average period over which such cost is expected to be recognized is 1.98 years.

NOTE 7 – NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income per diluted share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of common shares to be issued upon exercise of stock options, vesting of restricted stock units and the purchase of shares under our employee stock purchase plan, as calculated using the treasury stock method. All common equivalent shares were excluded from the calculation of net loss per diluted share in 2015 due to their anti-dilutive effect. As a result, no common equivalent shares were included in the calculation of net loss per diluted share for the year ended December 31, 2015. The components of net income (loss) per basic and diluted share are as follows:

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Year Ended 12/31/2016:
Basic	$11,562	6,832	$1.69
Dilutive effect of common equivalent shares	—	217	(0.05)
Dilutive	$11,562	7,049	$1.64

(In thousands except per share amounts)	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Year Ended 12/31/2015:
Basic	$(2,089)	6,706	$(0.31)
Dilutive effect of common equivalent shares	—	—	—
Dilutive	$(2,089)	6,706	$(0.31)
The calculation of diluted net loss per common share excludes 108,000 potentially dilutive shares for the year ended December 31, 2016 and 587,000 potentially dilutive shares for the year ended December 31, 2015, because their effect would be anti-dilutive.
NOTE 8 – OTHER FINANCIAL STATEMENT DATA
Inventories consist of the following:

	December 31,
(In thousands)	2016	2015
Raw materials and purchased parts	$6,475	$6,787
Work in process	826	508
Finished goods	4,230	5,970
Total inventories	$11,531	$13,265
Equipment and leasehold improvements consist of the following:

	December 31,
(In thousands)	2016	2015
Equipment	$13,624	$12,500
Leasehold improvements	1,628	1,588
	15,252	14,088
Accumulated depreciation and amortization	(12,814)	(11,720)
	$2,438	$2,368
Total depreciation and amortization expense related to equipment and leasehold improvements was $1.3 million for the year ended December 31, 2016 and $1.2 million for the year ended December 31, 2015.

Intangible assets consist of the following:

	December 31, 2016			December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,567	$(2,351)	$216	$2,513	$(2,253)	$260
Software	206	(82)	124	206	(53)	153
Marketing assets and customer relationships	101	(33)	68	101	(21)	80
Non-compete agreements	101	(71)	30	101	(45)	56
	$2,975	$(2,537)	$438	$2,921	$(2,372)	$549
Amortization expense for the years ended December 31, 2016 and 2015 is as follows:

	Year Ended December 31,		Weighted Avg. Remaining Life-Years at December 31, 2016
(In thousands)	2016	2015
Patents	$98	$110	2.5
Software	29	29	4.2
Marketing assets and customer relationships	12	12	5.8
Non-compete agreements	26	25	1.2
	$165	$176
Amortization of patents has been classified as research and development expense in the accompanying consolidated statement of operations. Estimated aggregate amortization expense based on current intangible assets for the next five years is expected to be as follows: $157,000 in 2017, $107,000 in 2018, $73,000 in 2019, $62,000 in 2020 and $20,000 in 2021.
Accrued expenses consist of the following:

	December 31,
(In thousands)	2016	2015
Wages and benefits	$2,673	$1,014
Warranty liability	717	584
Other	366	361
	$3,756	$1,959
Other liabilities consist of the following:

	December 31,
(In thousands)	2016	2015
Deferred rent	$111	$204
Warranty liability	73	61
Deferred warranty revenue	66	3
	$250	$268
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

A reconciliation of the changes in our estimated warranty liability is as follows:

	Year Ended December 31,
(In thousands)	2016	2015
Balance at beginning of period	$645	$839
Accrual for warranties	688	441
Warranty revision	(53)	(19)
Settlements made during the period	(490)	(616)
Balance at end of period	790	645
Current portion of estimated warranty liability	(717)	(584)
Long-term estimated warranty liability	$73	$61
Deferred warranty revenue:
The current portion of our deferred warranty revenue is included as a component of advance customer payments. A reconciliation of the changes in our deferred warranty revenue is as follows:

	Year Ended December 31,
(In thousands)	2016	2015
Balance at beginning of period	$199	$475
Revenue deferrals	581	353
Amortization of deferred revenue	(434)	(629)
Total deferred warranty revenue	346	199
Current portion of deferred warranty revenue	(280)	(196)
Long-term deferred warranty revenue	$66	$3
NOTE 9 – GOODWILL
We assess our goodwill for impairment in the fourth quarter of each year, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
In the fourth quarter of 2016, we performed a qualitative assessment to determine if there was any indication that our goodwill might be impaired. After assessing the totality of events and circumstances, if we determine that it is more likely than not (i.e., a likelihood of more than 50%) that the fair value of the company is greater than its recorded value (i.e. net book value), no further testing is required. If we determine that is more likely than not that the fair value of the company is less than its recorded value, then we are required to perform the first step of the two-step goodwill impairment test. After considering all available evidence, including our significant improved financial performance, improved financial outlook and significant increase in market capitalization, we concluded that it is more likely than not that the fair value of the company exceeds its recorded value. As a result, no further testing was deemed necessary, and we have determined that our goodwill at December 31, 2016 in the amount of $1.4 million was not impaired.
In 2015, when evaluating whether goodwill was impaired, we compared our fair value to our net book value or carrying value (Step 1 of the impairment test). In calculating fair value, we used the income approach. The income approach is a valuation technique under which we estimate future cash flows using financial forecasts. Future estimated cash flows are discounted to their present value to calculate fair value. When considering fair value, we also gave consideration to the control premium in excess of our current market capitalization that might be obtained from a third party acquirer. In the situation where net book value or carrying value exceeds fair value, the amount of impairment loss must be measured. The measurement of impairment (Step 2 of the impairment test) is calculated by determining the implied fair value of goodwill, which equals the excess of any remaining fair value over the fair values assigned to other assets and liabilities. Goodwill impairment is measured as the excess of the carrying amount of goodwill over its implied fair value.

In determining fair value under the income approach, our expected cash flows are affected by various assumptions. Fair value on a discounted cash flow basis uses our business plan and projections as the basis for expected future cash flow forecasts, with an estimation of residual growth rates thereafter. For our 2015 goodwill impairment tests, we utilized a 15% discount rate and our terminal value was based on a multiple equal to 6 times our projected future earnings before interest, taxes, depreciation and amortization. We believe the significant assumptions used in our 2015 goodwill impairment test, including a 15% discount rate, are reflective of the assumptions currently used in the marketplace to evaluate fair value. Our 2015 analysis indicated that our goodwill was not impaired.
NOTE 10 – INCOME TAXES
Income (loss) before income taxes consists of the following:

	Year Ended December 31,
(In thousands)	2016	2015
Sources of income (loss) before income taxes:
United States	$5,135	$(2,994)
Foreign	1,256	933
Total income (loss) before income taxes	$6,391	$(2,061)
The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
(In thousands)	2016	2015
Current:
Federal	$76	$(14)
State	10	4
Foreign	12	—
Total current	$98	$(10)
Deferred:
Federal	$(4,799)	$(4)
State	—	1
Foreign	(470)	41
Total deferred	$(5,269)	$38
Total provision for income taxes	$(5,171)	$28
A reconciliation of the statutory rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2016	2015
Federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	0.1	(0.2)
U.S. Subpart F income	3.2	(1.0)
Earnings and dividends of foreign affiliate	32.2	(28.9)
Stock based compensation	0.5	(1.4)
Research and experimentation credit	(2.2)	4.6
Foreign rate difference	(7.1)	17.8
Reserve for income taxes	—	0.7
Valuation allowance	(141.9)	(26.1)
Other, net	0.3	(0.8)
Effective tax rate	(80.9)%	(1.3)%

Our effective tax rate for 2016 was favorably impacted by 141.9% due to a substantial reduction in the valuation allowances for our deferred tax assets. Recognition of the deferred tax liability for the undistributed earnings of our subsidiary in Singapore impacted our effective tax rate by 32.2% in 2016. Receipt of a dividend from our subsidiary in Singapore impacted our income tax rate by a negative 28.9% in 2015.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

	Year Ended December 31,
(In thousands)	2016	2015
Gross UTB balance at beginning of year	$1,887	$1,508
Additions based on tax positions related to the current year	178	186
Additions for tax positions of prior years	—	289
Reductions for tax positions of prior years	(96)	(78)
Reductions due to lapse of applicable statute of limitations	(212)	(18)
Gross UTB balance at end of year	$1,757	$1,887
Net UTB balance at end of year	$131	$126
The ending net UTB results from adjusting the gross balance for items such as federal, state, and non-U.S. deferred items, interest and penalties, and deductible taxes. The net UTB is a long-term income tax reserve within our consolidated balance sheets. We recognize interest and penalties related to unrecognized tax benefits in tax expense. Accrued interest and penalties on a gross basis were $1,000 as of both December 31, 2016 and December 31, 2015.
During the year ended December 31, 2016 we recorded a $5,000 increase in our liability for uncertain tax positions that was recorded as income tax expense. Estimated gross interest and penalties included in this amount were $1,000. During the year ended December 31, 2015 we recorded a $14,000 decrease in our liability for uncertain tax positions that was recorded as an income tax benefit. Estimated gross interest and penalties included in this amount were $5,000.
We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Our federal income tax returns for years after 2012 are still subject to examination by the Internal Revenue Service. We are no longer subject to state and local income tax examinations by tax authorities for years prior to 2012. The Inland Revenue Authority of Singapore recently completed a review of our 2012 income tax return. The review did not result in payment of any additional tax or change in our taxable income.
Deferred tax assets and liabilities consist of the following:

	December 31, 2016		December 31, 2015
(In thousands)	Assets	Liabilities	Assets	Liabilities
Equipment, leaseholds and intangible amortization, net	$352	$395	$377	$367
Inventory allowances	783	21	797	6
Accrued expenses	221	—	286	—
Warranty accrual	272	—	222	—
Deferred revenue	181	—	686	—
Accounts receivable allowance	188	—	179	—
Federal and state tax credits	3,624	—	3,319	—
Federal and state net operating loss carry forwards	2,801	—	4,379	—
Foreign net operating loss carry forwards	463	—	394	—
Stock based compensation	381	—	331	—
Unrealized gains and losses	7	—	—	35
Earnings of foreign subsidiary	—	2,520	—	—
Other, net	72	—	73	—
Subtotal	9,345	2,936	11,043	408
Valuation allowance	(1,086)	—	(10,644)	—
Total deferred tax assets and liabilities	$8,259	$2,936	$399	$408

We have significant deferred tax assets as a result of temporary differences between taxable income on our tax returns and U.S. GAAP income, research and development tax credit carry forwards and federal, state and foreign net operating loss carry forwards. A deferred tax asset generally represents future tax benefits to be received when temporary differences previously reported in our consolidated financial statements become deductible for income tax purposes, when net operating loss carry forwards are applied against future taxable income, or when tax credit carry forwards are utilized on our tax returns. We assess the realizability of our deferred tax assets and the need for a valuation allowance based on the guidance provided in current financial accounting standards.
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
During the fourth quarter of 2016, we substantially reduced the valuation allowances recorded against our United States and Singapore based deferred tax assets, primarily due to significant improvement in our operating results and financial outlook. In analyzing the need for valuation allowances, we first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions where we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. Finally, we considered both our near and long-term financial outlook. After considering all available evidence both positive and negative, we concluded that a substantial reduction in the valuation allowances recorded against our United States and Singapore based deferred tax assets was appropriate. A similar analysis was performed at December 31, 2015, resulting in $10.6 million of valuation allowances for our deferred tax assets, primarily due to our cumulative historical operating losses. The $9.6 million reduction in valuation allowances for 2016 caused us to recognize a significant non-cash income tax benefit. The reduction resulted from utilization of available net operating loss carryforwards and our determination that significant valuation allowances were no longer needed due to the improvement in our operating results and financial outlook. At December 31, 2016, the remaining valuation allowance primarily relates to state net operating loss carryforwards and state R&D tax credit carryforwards that we do not expect to use.
At December 31, 2016, we have federal R&D tax credit carryforwards of $3.7 million that will begin to expire in 2019 and a federal net operating loss carry forward of $8.1 million that will begin to expire in 2022, if unused. At December 31, 2016, there are $278,000 of tax benefits from the exercise of stock options that will be recognized through a cumulative effect adjustment to stockholder's equity on January 1, 2017 from our adoption of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.
Cash payments for income taxes, net of refunds received, were $144,000 for the year ended December 31, 2016. Cash payments for income taxes, net of refunds received, were $16,000 for the year ended December 31, 2015.
During 2015, our Singapore subsidiary repatriated approximately $3.6 million to our U.S. based parent, of which approximately $1.9 million had been previously taxed. We were able to accomplish the repatriation without having to pay cash taxes given our available U.S. net operating loss carryforwards. At the time, we viewed the repatriation as a one-time event that did not change our position regarding our intent to permanently reinvest the undistributed earnings of our Singapore subsidiary. We may have our Singapore subsidiary pay another dividend in the near future due to the growing intercompany receivable balance and because we do not intend to leave cash balances invested with our international subsidiaries. As a result, we have concluded that it is no longer our intent to permanently reinvest the undistributed earnings of our Singapore subsidiary. Accordingly, a $2.5 million deferred tax liability has been recorded at December 31, 2016 for the Singapore subsidiary's undistributed earnings. There is no intent to repatriate funds from any of our other international subsidiaries due to the scope of their operations or because they have accumulated deficits. The amount of any deferred tax liability related to the undistributed earnings of these subsidiaries would be negligible. If we were to change our position on permanent reinvestment of undistributed earnings of these subsidiaries, it is anticipated that any such change would not have a significant impact on our financial position or results of operations.
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
We lease a 10,165 square foot mixed office and warehouse facility in Bloomington, Minnesota. The lease expires on April 30, 2018. Rental expense, including the effects of lease incentives, is recognized on a straight-line basis over the term of the lease.

We are also required to pay insurance, property taxes and other operating expenses related to the leased facility. We recently extended the lease for a period of 8 months so that it now expires on December 31, 2018.
We lease a 19,805 square foot mixed office and warehouse facility in Singapore. The current lease contains an escalation clause and expires in July 2017. We recently extended the lease for a period of three years expiring in July 2020. The new lease contains one three year renewal option. In addition, we lease facilities for the operations of our other subsidiaries under operating leases that expire at various times through November 2018.
Total rent expense was $1.3 million for the year ended December 31, 2016 and $1.2 million for the year ended December 31, 2015. At December 31, 2016, the future minimum lease payments required under non-cancelable operating lease agreements are as follows:

Year ending December 31,	(In thousands)
2017	$1,357
2018	1,342
2019	411
2020	240
Total	$3,350
NOTE 12 – 401(K) AND OTHER DEFINED CONTRIBUTION PLANS
We have a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code (the Code), whereby eligible employees may contribute a portion of their earnings, not to exceed annual amounts allowed under the Code. In addition, we may also make contributions at the discretion of the Board of Directors. We provided matching contributions to employees totaling $261,000 in 2016 and $300,000 in 2015.
We also contribute to defined contribution retirement savings plans on behalf of our employees in the United Kingdom. We made contributions to these plans totaling $30,000 in 2016 and $33,000 in 2015.
NOTE 13 – REVENUE CONCENTRATIONS, SIGNIFICANT CUSTOMERS, AND GEOGRAPHIC AREAS
The following summarizes our revenue by product line:

(In thousands)	2016	2015
SMT and High Precision 3D OEM Sensors	$18,797	$13,022
Semiconductor Sensors	10,061	7,677
SMT Inspection Systems	28,680	13,578
3D Scanning Solutions and Services	8,702	6,853
Total	$66,240	$41,130
The following summarizes certain significant customer information:

(In thousands)	Significant Customer	Percentage of Revenues
Year ended December 31, 2016	B	12%
	C	11%
Year ended December 31, 2015	A	10%
	B	11%
Export sales as a percentage of total sales were 81% for the year ended December 31, 2016 and 72% for the year ended December 31, 2015. Export sales are attributed to the country where the product is shipped. Substantially all of our export sales are negotiated, invoiced and paid in U.S. dollars.
As of December 31, 2016, accounts receivable from significant customer B were $925,000 and accounts receivable from significant customer C were $417,000.

Revenue by geographic area is summarized as follows:

	Year Ended December 31,
(In thousands)	2016	2015
United States	$12,754	$11,452
Americas	1,613	1,424
Netherlands	8,033	4,533
Other Europe	9,183	7,462
China	14,626	4,060
South Korea	7,634	3,462
Japan	4,505	4,802
Other Asia	7,873	3,590
Other	19	345
Total revenues	$66,240	$41,130
Long-lived assets include equipment and leasehold improvements and intangible and other assets attributable to each geographic area’s operations. Long-lived assets at December 31, 2016 and 2015 are as follows:

(In thousands)	2016	2015
Long-lived assets:
United States	$2,721	$2,782
Europe	7	2
Asia and other	148	133
Total long-lived assets	$2,876	$2,917
NOTE 14 – CONTINGENCIES
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
NOTE 15 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(In thousands, except per share amounts)

2016	March 31	June 30	September 30	December 31
Revenues	$19,114	$18,631	$15,040	$13,455
Gross margin	7,944	8,145	6,641	6,325
Income from operations	2,391	1,987	1,137	638
Net income	2,263	2,041	1,172	6,086
Net income per share - Basic (1)	0.33	0.30	0.17	0.88
Net income per share - Diluted (1)	0.33	0.29	0.16	0.85

2015	March 31	June 30	September 30	December 31
Revenues	$9,545	$10,254	$9,937	$11,394
Gross margin	4,561	4,569	4,239	4,772
Income (loss) from operations	(826)	(655)	(721)	39
Net loss	(781)	(761)	(514)	(33)
Net loss per share - Basic (1)	(0.12)	(0.11)	(0.08)	0.00
Net loss per share - Diluted (1)	(0.12)	(0.11)	(0.08)	0.00

(1)	The summation of quarterly per share amounts may not equal the calculation for the full year, as each quarterly calculation is performed discretely.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
CyberOptics Corporation
We have audited the internal control over financial reporting of CyberOptics Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated March 14, 2017 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
March 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
CyberOptics Corporation
We have audited the accompanying consolidated balance sheets of CyberOptics Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CyberOptics Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2017 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
March 14, 2017

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
(i). MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, for CyberOptics Corporation and its subsidiaries. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP).
Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of CyberOptics Corporation; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of CyberOptics Corporation are being made only in accordance with authorizations of management and directors of CyberOptics Corporation; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this evaluation, our management used the criteria for effective internal control over financial reporting described in the 2013 “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Our internal control over financial reporting as of December 31, 2016 has been audited by Grant Thornton LLP, as stated in their report included elsewhere herein.
(ii). During the quarter ended December 31, 2016, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
NONE.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained under the headings “Proposal I–Election of Directors,” “Information About our Board of Directors and its Committees and Other Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement for its annual meeting of shareholders to be held May 11, 2017 (the Proxy Statement), is hereby incorporated by reference.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the headings “Beneficial Ownership” and "Equity Compensation Plan Information" of the Proxy Statement is hereby incorporated by reference.
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

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)      Financial Statements: The Consolidated Financial Statements included in Item 8 to this Form 10-K consist of the following:

Consolidated Balance Sheets as of December 31, 2016 and 2015.
Consolidated Statements of Operations for the years ended December 31, 2016 and 2015.
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016 and 2015.
Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015.
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016 and 2015.
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

*4.2	CyberOptics Corporation 1998 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K dated May 20, 2016)
*4.3	CyberOptics Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed August 10, 2011 (file no 333-176196)).
*4.4
CyberOptics Corporation Stock Grant Plan for Non-Employee Directors (incorporated by reference to the Company's Registration Statement on Form S-8 filed August 13, 2014 (file no 333-198100) and Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed August 14, 2008 (file no 333-153015)).

*4.5	CyberOptics Corporation Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K dated May 20, 2016)
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

10.9	Tenancy agreement between RBC Investor Services Trust Singapore Limited and CyberOptics Singapore Private Limited dated December 8, 2016.
*10.10	Form of stock option agreement used for option grants to employees (incorporated by reference to Exhibit 10.9 to the Company's annual report on Form 10-K for the year ended December 31, 2014).
*10.11	Form of restricted stock award agreement used for awards to employees (incorporated by reference to Exhibit 10.10 to the Company's annual report on Form 10-K for the year ended December 31, 2014).
21.0	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Name	Title	Date

/s/ SUBODH KULKARNI	President and CEO	March 14, 2017
Subodh Kulkarni	(Principal Executive Officer)

/s/ ALEX B. CIMOCHOWSKI	Director	March 14, 2017
Alex B. Cimochowski

/s/ MICHAEL M. SELZER JR.	Chairman, Director	March 14, 2017
Michael M. Selzer, Jr.

/s/ IRENE M. QUALTERS	Director	March 14, 2017
Irene M. Qualters

/s/ CRAIG D. GATES	Director	March 14, 2017
Craig D. Gates

/s/ JEFFREY A. BERTELSEN	Vice President, CFO, and COO	March 14, 2017
Jeffrey A. Bertelsen	(Principal Financial Officer
and Principal Accounting Officer)