Form 10-Q
period 2017-03-31
CYBEROPTICS CORP
filed 2017-05-08
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At April 30, 2017, there were 6,943,137 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

CYBEROPTICS CORPORATION

(Unaudited)

(In thousands, except share information)	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$7,926	$10,640
Marketable securities	6,410	6,493
Accounts receivable, less allowance for doubtful accounts of $553 at March 31, 2017 and $547 at December 31, 2016	10,981	10,895
Inventories	13,597	11,531
Other current assets	1,676	1,535
Total current assets	40,590	41,094

Marketable securities, long-term	8,889	8,728
Equipment and leasehold improvements, net	2,232	2,438
Intangible assets, net	436	438
Goodwill	1,366	1,366
Other assets	198	193
Deferred tax assets	5,952	5,323
Total assets	$59,663	$59,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$7,146	$6,217
Advance customer payments	420	328
Accrued expenses	2,073	3,756
Total current liabilities	9,639	10,301

Other liabilities	212	250
Reserve for income taxes	131	131
Total liabilities	9,982	10,682

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 6,943,137 shares issued and outstanding at March 31, 2017 and 6,901,887 shares issued and outstanding at December 31, 2016	33,333	32,801
Accumulated other comprehensive loss	(1,737)	(1,940)
Retained earnings	18,085	18,037
Total stockholders’ equity	49,681	48,898
Total liabilities and stockholders’ equity	$59,663	$59,580

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

CYBEROPTICS CORPORATION

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2017	2016
Revenues	$11,920	$19,114
Cost of revenues	6,522	11,170

Gross margin	5,398	7,944

Research and development expenses	1,950	2,030
Selling, general and administrative expenses	3,970	3,506
Amortization of intangibles	17	17

Income (loss) from operations	(539)	2,391

Interest income and other	(88)	(85)

Income (loss) before income taxes	(627)	2,306

Income tax provision (benefit)	(413)	43

Net income (loss)	$(214)	$2,263

Net income (loss) per share – Basic	$(0.03)	$0.33
Net income (loss) per share – Diluted	$(0.03)	$0.33

Weighted average shares outstanding – Basic	6,912	6,777
Weighted average shares outstanding – Diluted	6,912	6,835

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

CYBEROPTICS CORPORATION

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2017	2016
Net income (loss)	$(214)	$2,263

Other comprehensive income, before tax:
Foreign currency translation adjustments	269	270

Unrealized gains on available-for-sale securities:
Unrealized gains	20	53
Reclassification adjustments	—	—
Total unrealized gains on available-for-sale securities	20	53

Unrealized gains on foreign exchange forward contracts:
Unrealized gains	—	60
Reclassification adjustments for losses included in net income (loss)	—	31
Total unrealized gains on foreign exchange forward contracts	—	91

Other comprehensive income, before tax	289	414
Income tax provision related to items of other comprehensive income	(86)	—
Other comprehensive income, net of tax	203	414
Total comprehensive income (loss)	$(11)	$2,677

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CYBEROPTICS CORPORATION

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(214)	$2,263
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	550	495
Provision for doubtful accounts	20	16
Deferred taxes	(413)	(3)
Foreign currency transaction losses	133	98
Stock compensation costs	188	141
Changes in operating assets and liabilities:
Accounts receivable	(106)	(7,977)
Inventories	(2,079)	379
Other assets	(109)	(409)
Accounts payable	833	2,470
Advance customer payments	92	1,974
Accrued expenses	(1,730)	585
Net cash provided by (used in) operating activities	(2,835)	32

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale marketable securities	1,634	1,107
Proceeds from sales of available-for-sale marketable securities	—	777
Purchases of available-for-sale marketable securities	(1,701)	(905)
Additions to equipment and leasehold improvements	(123)	(312)
Additions to patents	(40)	(14)
Net cash provided by (used in) investing activities	(230)	653

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	321	—
Net cash provided by financing activities	321	—

Effects of exchange rate changes on cash and cash equivalents	30	44

Net increase (decrease) in cash and cash equivalents	(2,714)	729

Cash and cash equivalents – beginning of period	10,640	4,274
Cash and cash equivalents – end of period	$7,926	$5,003

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CYBEROPTICS CORPORATION

1. INTERIM REPORTING:

The interim condensed consolidated financial statements presented herein as of March 31, 2017, and for the three month periods ended March 31, 2017 and 2016, are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three month period ended March 31, 2017 do not necessarily indicate the results to be expected for the full year. The December 31, 2016 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

2. MARKETABLE SECURITIES:

Our investments in marketable securities are classified as available-for-sale and consist of the following:

	March 31, 2017
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$5,011	$1	$(2)	$5,010
Corporate debt securities and certificates of deposit	1,400	2	(2)	1,400
Marketable securities – short-term	$6,411	$3	$(4)	$6,410
Long-Term
U.S. government and agency obligations	$4,204	$1	$(11)	$4,194
Corporate debt securities and certificates of deposit	1,987	1	(11)	1,977
Asset backed securities	2,654	1	(6)	2,649
Equity security	42	27	—	69
Marketable securities – long-term	$8,887	$30	$(28)	$8,889

	December 31, 2016
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$5,005	$4	$(1)	$5,008
Corporate debt securities and certificates of deposit	1,476	1	(1)	1,476
Asset backed securities	9	—	—	9
Marketable securities – short-term	$6,490	$5	$(2)	$6,493
Long-Term
U.S. government and agency obligations	$4,815	$1	$(12)	$4,804
Corporate debt securities and certificates of deposit	2,161	—	(17)	2,144
Asset backed securities	1,732	—	(5)	1,727
Equity security	42	11	—	53
Marketable securities – long-term	$8,750	$12	$(34)	$8,728

Net pre-tax unrealized gains for marketable securities of $1,000 at March 31, 2017 and net pre-tax unrealized losses for marketable securities of $19,000 at December 31, 2016 were recorded as a component of accumulated other comprehensive loss in stockholders’ equity. No marketable securities were sold in the three months ended March 31, 2017. We received proceeds from the sale of marketable securities of $777,000 in the three months ended March 31, 2016. No gain or loss was recognized on the sale of marketable securities in the three months ended March 31, 2016.

Our investments in marketable debt securities all have maturities of less than five years. At March 31, 2017, marketable debt securities valued at $4.7 million were in an unrealized gain position totaling $6,000, and marketable debt securities valued at $10.5 million were in an unrealized loss position totaling $32,000 (all had been in an unrealized loss position for less than 12 months). At December 31, 2016, marketable debt securities valued at $6.4 million were in an unrealized gain position totaling $6,000, and marketable debt securities valued at $8.8 million were in an unrealized loss position totaling $36,000 (all had been in an unrealized loss position for less than 12 months).

Investments in marketable securities classified as cash equivalents of $5.1 million at March 31, 2017 and $5.2 million at December 31, 2016 consist of the following:

	March 31, 2017
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Recorded Basis
Money market and certificates of deposit	$5,098	$—	$—	$5,098
	$5,098	$—	$—	$5,098

	December 31, 2016
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Recorded Basis
Money market and certificates of deposit	$5,195	$—	$—	$5,195
	$5,195	$—	$—	$5,195

Cash and marketable securities held by foreign subsidiaries totaled $257,000 at March 31, 2017 and $614,000 at December 31, 2016.

3. DERIVATIVES:

We may enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies associated with our subsidiary in Singapore. These transactions are designated as cash flow hedges and are recorded in the accompanying consolidated balance sheet at fair value. The effective portion of the gain or loss on these derivatives is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months.

There were no open cash flow hedges at December 31, 2016 or at any time during the three months ended March 31, 2017. In the three months ended March 31, 2016, hedge ineffectiveness and the amounts excluded from effectiveness testing recognized in earnings on cash flow hedges were not material.

In the three months ended March 31, 2016, reclassifications of amounts from accumulated other comprehensive income (loss) into earnings for cash flow hedges include accumulated gains (losses) at the time earnings were impacted by the hedged transaction. The location in the consolidated statements of operations and consolidated statements of comprehensive income (loss) and amounts of gains and losses related to derivative instruments designated as cash flow hedges are as follows:

	Three Months Ended March 31, 2016
(In thousands)	Pretax Gain Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Loss Recognized in Earnings on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Loss
Cost of revenues	$36	$(25)
Research and development	16	(5)
Selling, general and administrative	8	(1)
Total	$60	$(31)

At March 31, 2017 and December 31, 2016, there were no amounts recorded in accumulated other comprehensive loss for cash flow hedging instruments. Additional information with respect to the impact of derivative instruments on other comprehensive income (loss) is included in Note 11.

4. FAIR VALUE MEASUREMENTS:

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last is considered unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our marketable securities as of March 31, 2017 and December 31, 2016 according to the three-level fair value hierarchy:

	Fair Value Measurements at March 31, 2017 Using
(In thousands)	Balance March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$9,204	$—	$9,204	$—
Corporate debt securities and certificates of deposit	3,377	—	3,377	—
Asset backed securities	2,649	—	2,649	—
Equity security	69	69	—	—
Total marketable securities	$15,299	$69	$15,230	$—

	Fair Value Measurements at December 31, 2016 Using
(In thousands)	Balance December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$9,812	$—	$9,812	$—
Corporate debt securities and certificates of deposit	3,620	—	3,620	—
Asset backed securities	1,736	—	1,736	—
Equity security	53	53	—	—
Total marketable securities	$15,221	$53	$15,168	$—

During the three months ended March 31, 2017 and the year ended December 31, 2016, there were no transfers within the three level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed which merit a transfer between the disclosed levels of the valuation hierarchy.

The fair value for our U.S. government and agency obligations, corporate debt securities and certificates of deposit and asset backed securities are determined based on valuations provided by external investment managers which obtain them from a variety of industry standard data providers. The fair value for our equity security is based on a quoted market price obtained from an active market.

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, advance customer payments, accrued expenses and other liabilities approximate their related fair values due to their short-term maturities. Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value in the three months ended March 31, 2017 or the three months ended March 31, 2016.

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

Employee Stock Incentive Plan

As of March 31, 2017, there were 427,739 shares of common stock reserved in the aggregate for issuance pursuant to future awards under our Employee Stock Incentive Plan and 531,424 shares of common stock reserved in the aggregate for issuance pursuant to outstanding awards under our Employee Stock Incentive Plan. Although our Compensation Committee has authority to issue options, restricted stock, restricted stock units, share grants and other share based benefits under our Employee Stock Incentive Plan, to date only restricted stock units and stock options have been granted under the plan. Options have been granted at an option price per share equal to the market value of our common stock on the date of grant, vest over a four-year period and expire seven years after the date of grant. Restricted stock units vest over a four year period and entitle the holders to one share of our common stock for each restricted stock unit. Reserved shares underlying outstanding awards, including options and restricted shares, that are forfeited are available under the Employee Stock Incentive Plan for future grant.

Non-Employee Director Stock Plan

As of March 31, 2017, there were 76,000 shares of common stock reserved in the aggregate for issuance pursuant to future awards under our Non-Employee Director Stock Plan and 16,000 shares of common stock reserved in the aggregate for issuance pursuant to outstanding awards under our Non-Employee Director Stock Plan. Under the terms of the plan, each non-employee director will automatically be granted, on the date of each annual meeting at which such director is elected to serve on the board (beginning with our May 2016 annual meeting), 2,000 shares of our common stock and a stock option to acquire 4,000 shares of our common stock. Shares granted under the plan are not subject to vesting restrictions. Each stock option granted under this plan will be fully exercisable, have a term of 10 years and an exercise price equal to the closing price of our common stock on the date of grant.

At our upcoming annual meeting scheduled for May 11, 2017, our shareholders, upon recommendation of the Board of Directors, will be asked to approve amendments to the Non-Employee Director Stock Plan. The amendments would eliminate annual stock option grants for our non-employee directors and provide that share grants under the Non-Employee Director Stock Plan will vest in four equal quarterly installments during the year after the grant date as long as the non-employee director is still serving as a director on the applicable vesting date.

Stock Option Activity

The following is a summary of stock option activity in the three months ended March 31, 2017:

	Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2016	547,625	$9.39
Granted	—	—
Exercised	(36,250)	8.86
Expired	—	—
Forfeited	—	—
Outstanding, March 31, 2017	511,375	$9.43

Exercisable, March 31, 2017	250,813	$8.35

The intrinsic value of an option is the amount by which the market price of the underlying stock exceeds the option's exercise price. For options outstanding at March 31, 2017, the weighted average remaining contractual term of all outstanding options was 4.7 years and their aggregate intrinsic value was $8.5 million. At March 31, 2017, the weighted average remaining contractual term of options that were exercisable was 4.1 years and their aggregate intrinsic value was $4.4 million. The aggregate intrinsic value of stock options exercised in the three months ended March 31, 2017 was $632,000. We received proceeds from stock option exercises of $321,000 in the three months ended March 31, 2017. There were no options exercised in the three months ended March 31, 2016. The total fair value of options that vested in the three months ended March 31, 2017 was $117,000.

Restricted Stock Units

Restricted stock units are granted under our Employee Stock Incentive Plan. There were no restricted stock units granted in the three months ended March 31, 2017. The aggregate fair value of outstanding restricted stock units based on the closing share price of our common stock on March 31, 2017 was $1.1 million. The aggregate fair value of restricted stock units that vested, based on the closing share price of our common stock on the vesting date, in the three months ended March 31, 2017 was $170,000.

A summary of activity for non-vested restricted stock units in the three months ended March 31, 2017 is as follows:

Non-vested restricted stock units	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	45,549	$11.93
Granted	—	—
Vested	(5,000)	6.97
Forfeited	—	—
Non-vested at March 31, 2017	40,549	$12.54

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. There were no shares issued under this plan in either the three months ended March 31, 2017 or the three months ended March 31, 2016. As of March 31, 2017, 59,276 shares remain available for future issuance under the Employee Stock Purchase Plan.

Stock Based Compensation Information

All equity-based compensation awarded to our employees and non-employee directors, representing grants of shares, stock options and restricted stock units are recognized as an expense in our consolidated statement of operations based on the grant date fair value of the award. We utilize the straight-line method of expense recognition over the vesting period for our options subject to time-based vesting restrictions. The fair value of stock options granted has been determined using the Black-Scholes model. Prior to January 1, 2017, stock compensation expense for all equity based awards was recognized based on the number of awards that were expected to vest. On January 1, 2017, we adopted the provisions of Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, that permits accounting for the impact of stock option forfeitures on stock compensation expense when the forfeitures occur. In the three months ended March 31, 2017, the impact of the change in accounting for stock option forfeitures was inconsequential. We have classified equity-based compensation within our statement of operations in the same manner as our cash based compensation costs.

Equity-based compensation expense in the three months ended March 31, 2017 totaled $188,000, and included $114,000 for stock option awards, $26,000 for our Employee Stock Purchase Plan and $48,000 for unvested restricted stock units.

Equity based compensation expense in the three months ended March 31, 2016 totaled $141,000, and included $94,000 for stock option awards, $15,000 for our Employee Stock Purchase Plan and $32,000 for unvested restricted stock units.

At March 31, 2017, the total unrecognized compensation cost related to non-vested equity based compensation arrangements was $1.4 million, and the related weighted average period over which it is expected to be recognized is 1.73 years.

6. CHANGES IN STOCKHOLDERS’ EQUITY:

A reconciliation of the changes in our stockholders' equity is as follows:

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance, December 31, 2016	6,902	$32,801	$(1,940)	$18,037	$48,898
Increase related to adoption of ASU 2016-09	—	23	—	262	285
Exercise of stock options, vesting of restricted stock units, net of shares exchanged as payment	41	321	—	—	321
Stock-based compensation	—	188	—	—	188
Other comprehensive income, net of tax	—	—	203	—	203
Net loss	—	—	—	(214)	(214)
Balance, March 31, 2017	6,943	$33,333	$(1,737)	$18,085	$49,681

See Note 14 for further discussion regarding the impact of our adoption of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting on our consolidated financial statements.

7. OTHER FINANCIAL STATEMENT DATA:

The components of our inventories are as follows:

(In thousands)	March 31, 2017	December 31, 2016
Raw materials and purchased parts	$6,138	$6,475
Work in process	1,767	826
Finished goods	5,692	4,230
Total inventories	$13,597	$11,531

The components of our accrued expenses are as follows:

(In thousands)	March 31, 2017	December 31, 2016
Wages and benefits	$925	$2,673
Warranty liability	705	717
Other	443	366
	$2,073	$3,756

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

A reconciliation of the changes in our estimated warranty liability is as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Balance at beginning of period	$790	$645
Accrual for warranties	67	248
Warranty revision	(35)	(8)
Settlements made during the period	(55)	(143)
Balance at end of period	767	742
Current portion of estimated warranty liability	(705)	(649)
Long-term estimated warranty liability	$62	$93

Deferred warranty revenue:

The current portion of our deferred warranty revenue is included as a component of advance customer payments. The long-term portion of our deferred warranty revenue is included as a component of other liabilities. A reconciliation of the changes in our deferred warranty revenue is as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Balance at beginning of period	$346	$199
Revenue deferrals	88	71
Amortization of deferred revenue	(92)	(115)
Total deferred warranty revenue	342	155
Current portion of deferred warranty revenue	(303)	(154)
Long-term deferred warranty revenue	$39	$1

8. INTANGIBLE ASSETS:

Intangible assets consist of the following:

	March 31, 2017			December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,607	$(2,376)	$231	$2,567	$(2,351)	$216
Software	206	(90)	116	206	(82)	124
Marketing assets and customer relationships	101	(36)	65	101	(33)	68
Non-compete agreements	101	(77)	24	101	(71)	30
	$3,015	$(2,579)	$436	$2,975	$(2,537)	$438

Amortization expense in the three months ended March 31, 2017 and the three months ended March 31, 2016 is as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Patents	$25	$26
Software	8	7
Marketing assets and customer relationships	3	3
Non-compete agreements	6	7
	$42	$43

Amortization of patents has been classified as research and development expense in the accompanying statements of operations. Estimated aggregate amortization expense based on current intangibles for the next five years is expected to be as follows: $126,000 for the remainder of 2017; $120,000 in 2018; $87,000 in 2019; $64,000 in 2020; $20,000 in 2021; and $19,000 in 2022.

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

9. REVENUE CONCENTRATIONS, SIGNIFICANT CUSTOMERS AND GEOGRAPHIC AREAS:

Export sales as a percentage of total sales in the three months ended March 31, 2017 were 79%. Export sales as a percentage of total sales in the three months ended March 31, 2016 were 85%. Virtually all of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Americas	$419	$741
Europe	2,815	4,115
Asia	6,162	11,385
Other	39	15
Total export sales	$9,435	$16,256

In the three months ended March 31, 2017, sales to significant customer A accounted for 13% of our total revenue. As of March 31, 2017, accounts receivable from significant customer A were $1.1 million.

10. NET INCOME (LOSS) PER SHARE:

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

(In thousands except per share amounts)	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended March 31, 2017
Basic	$(214)	6,912	$(0.03)
Dilutive effect of common equivalent shares	—	—	—
Dilutive	$(214)	6,912	$(0.03)

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended March 31, 2016
Basic	$2,263	6,777	$0.33
Dilutive effect of common equivalent shares	—	58	—
Dilutive	$2,263	6,835	$0.33

Potentially dilutive shares excluded from the calculations of net income (loss) per diluted share due to their anti-dilutive effect were as follows: 611,000 shares in the three months ended March 31, 2017 and 379,000 shares in the three months ended March 31, 2016.

11. COMPREHENSIVE INCOME (LOSS):

Reclassification adjustments are made to avoid double counting for items included in comprehensive income (loss) that are also recorded as part of net income (loss). Reclassifications to earnings related to cash flow hedging instruments are discussed in Note 3.

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount	Before Tax	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments	$269	$(79)	$190	$270	$—	$270
Net changes related to available-for-sale securities:
Unrealized gains	20	(7)	13	53	—	53
Reclassification adjustments	—	—	—	—	—	—
Total net changes related to available-for-sale securities	20	(7)	13	53	—	53
Net changes related to foreign exchange forward contracts:
Unrealized gains	—	—	—	60	—	60
Reclassification adjustments:
Cost of revenues	—	—	—	25	—	25
Research and development expenses	—	—	—	5	—	5
Selling, general and administrative expenses	—	—	—	1	—	1
Total net change related to foreign exchange forward contracts	—	—	—	91	—	91
Other comprehensive income (loss)	$289	$(86)	$203	$414	$—	$414

At March 31, 2017 and March 31, 2016, components of accumulated other comprehensive loss are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Foreign Exchange Forward Contracts	Accumulated Other Comprehensive Loss
Balances at December 31, 2016	$(1,928)	$(12)	$—	$(1,940)
Other comprehensive income before reclassifications	190	13	—	203
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Total change for the period	190	13	—	203
Balances at March 31, 2017	$(1,738)	$1	$—	$(1,737)

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Foreign Exchange Forward Contracts	Accumulated Other Comprehensive Loss
Balances at December 31, 2015	$(1,545)	$(17)	$(147)	$(1,709)
Other comprehensive income before reclassifications	270	53	60	383
Amounts reclassified from accumulated other comprehensive loss	—	—	31	31
Total change for the period	270	53	91	414
Balances at March 31, 2016	$(1,275)	$36	$(56)	$(1,295)

12. INCOME TAXES:

We recorded an income tax benefit of $413,000 in the three months ended March 31, 2017, compared to income tax expense of $43,000 in the three months ended March 31, 2016. During the fourth quarter of 2016, we substantially reduced the valuation allowances recorded against our United States and Singapore based deferred tax assets, primarily due to significant improvement in our operating results and financial outlook. In the three months ended March 31, 2017, we recorded the income tax benefit related to our pre-tax loss at a 32.7% effective income tax rate. Effective January 1, 2017, we adopted Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires recognition of excess tax benefits or tax deficiencies from stock option exercises in income tax expense or benefit as a discrete item in the reporting period in which they occur. In the three months ended March 31, 2017, we recognized a $207,000 excess tax benefit from stock option exercises. Income tax expense in the three months ended March 31, 2016 includes U.S. federal alternative minimum taxes, minimal state income tax expense and foreign income tax expense incurred by our subsidiaries in the United Kingdom and China.

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

Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, our experience with loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, we first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions where we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. Finally, we considered both our near-term and long-term financial outlook. After considering all available evidence both positive and negative, we concluded that recognition of valuation allowances for substantially all of United States and Singapore based deferred tax assets was not required at March 31, 2017.

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

14.  ADOPTION OF ACCOUNTING STANDARDS UPDATE NO. 2016-09, IMPROVEMENTS TO EMPLOYEE SHARE-BASED PAYMENT ACCOUNTING:

On January 1, 2017, we adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU No. 2016-09). The guidance impacted the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the consolidated statement of cash flows.

At January 1, 2017, we had excess tax benefits from stock option exercises that were not recognized because current taxes payable had not been reduced. Under the new guidance, we are required to recognize the excess tax benefits regardless of whether or not they reduce income taxes payable in the current period. The new guidance also requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the statement of operations. Prior to our adoption of ASU No. 2016-09, stock compensation expense was based on the number of awards that were expected to vest in the future. Under the new guidance, we are allowed to account for the impact of stock option forfeitures on stock compensation expense when the forfeitures occur.

Recognition of the deferred tax assets for previously unrecognized excess tax benefits and the impact of additional stock compensation expense resulting from the change in the accounting for stock option forfeitures were required to be applied using a modified retrospective approach. We recorded a $278,000 credit to retained earnings and corresponding debit to deferred tax assets for previously unrecognized excess tax benefits. We recorded a $23,000 credit to common stock, a $16,000 debit to retained earnings and a $7,000 debit to deferred tax assets for additional stock compensation expense related to the change in accounting for stock option forfeitures.

Our income tax benefit in the three months ending March 31, 2017, includes a $207,000 excess tax benefit from the exercise of stock options. The impact of the change in accounting for stock option forfeitures on stock compensation expense in the three months ended March 31, 2017 was inconsequential.

ASU 2016-09 includes an amendment specifying that excess tax benefits are to be classified as an operating activity in the statement of cash flows on either a prospective or retrospective basis. This amendment had no impact on our consolidated statements of cash flows for any period presented because excess tax benefits have not been used to reduce current tax payments.

ASU 2016-09 also includes an amendment specifying that payments for employee taxes related to stock option exercises, when an employer withholds shares for tax withholding purposes, are to be classified as a financing activity in the consolidated statements of cash flows on a retrospective basis. This amendment had no impact on our consolidated statements of cash flows for any period presented because no shares were withheld for payment of employee taxes.

15. RECENT ACCOUNTING DEVELOPMENTS:

In January 2017, the Financial Accounting Standards Board (FASB) issued guidance on simplifying the test for goodwill impairment (ASU No. 2017-04, Simplifying the Test for Goodwill Impairment). Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying value of goodwill. The new guidance eliminates the requirement to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The new guidance is to be applied prospectively to impairment tests beginning January 1, 2020, with early adoption permitted. We would apply this guidance to applicable impairment tests after the adoption date.

In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers (ASU No. 2014-09, Revenue from Contracts with Customers). Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The FASB has delayed the effective date of the standard by one year to January 1, 2018, with early adoption permitted as of the original effective date of January 1, 2017. We have performed a review of the requirements of the new guidance and have identified which of our revenue streams will be within the scope of ASU 2014-09. We are continuing to evaluate the impact of the new guidance on our consolidated financial statements, and anticipate we will expand our consolidated financial statement disclosures in order to comply with the new ASU. We presently anticipate that we will adopt the new standard retrospectively to each prior reporting period presented.

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

In July 2015, the FASB issued guidance that simplified the measurement of inventory (ASU No. 2015-11, Simplifying the Measurement of Inventory). The guidance requires an entity to measure inventory at the lower of cost or net realizable value, which consists of estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance eliminated unnecessary complexity that existed under previous "lower of cost or market" guidance. The updated guidance was applied prospectively beginning January 1, 2017. Our implementation of this standard did not have a material impact on our consolidated financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

The preparation of the financial information contained in this Form 10-Q requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those estimates related to revenue recognition, bad debts, warranty obligations, inventory valuation, intangible assets and income taxes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. These critical accounting policies are discussed in more detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

FORWARD LOOKING STATEMENTS:

The following management’s discussion and analysis contains a number of estimates and predictions that are forward looking rather than based on historical fact. Among other matters, we discuss (i) our level of anticipated revenues, gross margins, and expenses; (ii) the timing of initial revenue and margin improvements from new products that we have under development, that have been recently introduced or that we anticipate introducing in the future; (iii) the amount of anticipated revenue and potential revenue opportunity from recently introduced new products or potential new products we may launch in the future; (iv) our beliefs regarding trends in the general economy and its impact on markets for our products and (v) the impact of currency fluctuations on our operations. Although we have made these statements based on our experience and best estimate of future events, there may be events or factors that we have not anticipated, and the accuracy of our statements and estimates are subject to a number of risks, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2016.

RESULTS OF OPERATIONS

General

Our products are sold primarily into the electronics assembly, DRAM and flash memory, and semiconductor fabrication capital equipment markets. We sell products in these markets both to original equipment manufacturers (OEMs) of production equipment and to end-user customers that assemble circuit boards and semiconductor wafers and devices. Our wholly owned subsidiary, Laser Design, Inc. (LDI), sells 3D scanners and provides scanning services to the global 3D scanner and services metrology markets.

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

We believe that MRS is a break-through optical technology for high-end inspection applications, with the potential to expand our markets in the future. In the existing markets for our surface mount technology (SMT), semiconductor inspection and general purpose 3D scanning products, we are seeing a growing number of opportunities because of our 3D MRS technology platform, and we are introducing new products based on MRS technology that we believe present a significant opportunity for increased revenues.

We have entered into a mutually exclusive agreement to supply KLA-Tencor with high-precision 3D sensor subsystems for its back-end semiconductor packaging inspection systems. We also have entered into an agreement to supply Nordson-YESTECH with high precision 3D sensor subsystems for the SMT market. The sensor subsystems are based on the new MRS technology that we have been developing for the past several years. We intend to expand sales of products based on MRS technology into both the SMT market and adjacent markets that require high precision 3D optical inspection. Previously, we disclosed that we have been working with a major new customer for MRS sensors on a general purpose metrology application related to the inspection of finished goods. Although we continue to work with this customer, we have no visibility as to whether or not a new order from this customer will be forthcoming. For this reason, we have not factored any orders from this customer into our second quarter or full year 2017 forecasts.

We have significantly advanced our MRS-enabled 3D sensor technology as part of a research and development initiative aimed at applying our 3D MRS technology to mid-end and front-end semiconductor inspection. As previously reported, features of 50 microns, including devices with mirror-like finishes, are being measured consistently in our research lab, and further progress has been made toward measuring sub-50 micron features. This progress is essential in our effort to make MRS-enabled 3D sensor technology applicable to mid-end semiconductor inspection within two years and front-end semiconductor inspection within four years. If this initiative proves to be commercially viable, the available market for our MRS-enabled 3D sensors products for mid-end and front-end semiconductor inspection could be significant.

Our 3D MRS technology has also been deployed in our 3D automated optical inspection (AOI) system, the SQ3000, which is designed to expand our presence in markets requiring high precision inspection. In these markets, identifying defects has become highly challenging and critical due to smaller electronics packaging and increasing component density on circuit boards. We believe the combination of our MRS technology and sophisticated 3D fusing algorithms allows us to offer microscopic image quality at production speeds. We are particularly encouraged by our growing pipeline of sales opportunities for large projects involving multiple SQ3000 systems. These sales opportunities are being driven by the competitive advantages offered by our 3D MRS technology platform, which is enabling us to capitalize upon the growing demand for high-precision inspection. For this reason, we believe we can continue to expand our share of the rapidly growing worldwide 3D AOI market, and believe that the future sales potential of the SQ3000 is significant.

We have incorporated our MRS technology into a new 3D scanning system, CyberGage®360, which we believe will serve a wide range of inspection applications in the general purpose 3D metrology market. We believe that the unique performance characteristics of our MRS technology, which inhibit reflections and enable very accurate measurements at fast speeds, combined with ease of use, will give CyberGage360 a competitive advantage in the marketplace for 3D scanning systems. Based upon positive feedback from customer demonstrations and evaluations, we believe CyberGage360 will become an important contributor to our long-term sales growth. We are continuing to strengthen our CyberGage360 sales channel and demonstrate CyberGage360 at key tradeshows. No sales of CyberGage360 were recorded in the first quarter of 2017. As previously disclosed, potential customers are taking longer than originally anticipated to evaluate the functionality and benefits of CyberGage360 before adopting it for their engineering and quality assurance programs. Given the length of the evaluation and sales cycle, we are forecasting only nominal sales of CyberGage360 in the second quarter of 2017, with steadily increasing sales of CyberGage360 during the latter stages of 2017. Although we are optimistic about future sales of CyberGage360, there can be no assurance that CyberGage360 will achieve widespread market acceptance.

We have continued to invest in our WaferSense/ReticleSense products. In response to customer demand, we are developing additional products to address other applications in semiconductor fabs and flat panel display manufacturing. Strong future sales growth is anticipated for the WaferSense/ReticleSense product line.

We ended the first quarter of 2017 with a backlog of $10.9 million, down from $17.7 million at March 31, 2016, but up from $10.2 million at December 31, 2016. As stated previously, our quarterly results will continue to fluctuate on a sequential and year-over-year basis, reflecting the pace of new orders and customer acceptances for our 3D products. The majority of our first quarter-end backlog of $10.9 million is expected to ship in the second quarter of 2017, and we have a promising pipeline of sales prospects for our SQ3000 3D AOI products. As a result, sales of $16.0 million to $19.0 million and a strong earnings rebound are forecasted for the second quarter of 2017. We believe the sales momentum for our 3D MRS enabled systems and sensors and suite of semiconductor products will continue as the year progresses, resulting in solid revenue growth and profitability for all of 2017.

We believe that we have the resources required to attain our growth objectives, given our available cash and marketable securities balances totaling $23.2 million at March 31, 2017.

Revenues

Our revenues decreased by 38% to $11.9 million in the three months ended March 31, 2017, from $19.1 million in the three months ended March 31, 2016. The following table sets forth revenues by product line for the three months ended March 31, 2017 and the three months ended March 31, 2016:

	Three Months Ended March 31,
(In thousands)	2017	2016
SMT and High Precision 3D Sensors	$3,904	$6,208
Semiconductor Sensors	2,317	2,117
SMT Inspection Systems	4,689	8,752
3D Scanners and Services	1,010	2,037
Total	$11,920	$19,114

Revenue from sales of SMT and high precision 3D sensors decreased by $2.3 million or 37% to $3.9 million in the three months ended March 31, 2017, from $6.2 million in the three months ended March 31, 2016. The revenue decrease resulted from reduced sales of both legacy 2D LaserAlign sensors and new 3D MRS-enabled sensors. Sales of 2D LaserAlign sensors in the three months ended March 31, 2016 were driven by one longstanding OEM customer which experienced a significant increase in sales of its products that incorporate our sensors. Sales of 3D MRS enabled sensors are dependent on the success of our OEM partners selling products that incorporate our sensors. Quarterly sales of SMT and high precision 3D MRS enabled sensors are prone to significant fluctuations, both sequentially and on a year-over-year basis.

Sales to KLA-Tencor are expected to continue to increase as our MRS enabled sensors are now becoming standard on KLA-Tencor's back-end semiconductor inspection systems that utilize 3D optical inspection. Nordson-YESTECH introduced its 3D MRS-equipped AOI system at the IPC APEX Expo trade show in March 2016 to a very favorable reception. As a result, we believe that sales of sensors under our supply agreement with Nordson-YESTECH should be a positive contributor to our future sales growth.

Revenue from sales of semiconductor sensors, principally our WaferSense® and ReticleSense® product lines, increased by $200,000 or 9% to $2.3 million in the three months ended March 31, 2017, from $2.1 million in the three months ended March 31, 2016. The sales increase was due in part to our new Auto-Multi Sensors that combine leveling, vibration and humidity measurements into an all-in-one wireless, real-time device. Sales increases were also due to increased customer awareness and improved account penetration at major semiconductor manufacturers and capital equipment suppliers. We anticipate that the benefits from growing market awareness and new product introductions will lead to additional WaferSense® and ReticleSense® sales in future periods.

Revenue from sales of SMT inspection systems decreased by $4.1 million or 46% to $4.7 million in the three months ended March 31, 2017, from $8.8 million in the three months ended March 31, 2016. Revenue in the three months ended March 31, 2016 was particularly strong, due to $2.5 million of sales of MX600 memory module inspection systems and $4.0 million of follow-on orders for SQ3000 3D AOI systems from a single customer. The revenue decrease in the three months ended March 31, 2017 resulted from reduced sales of MX600 memory module inspection systems and SQ3000 3D AOI systems.

We believe a growing number of companies are transitioning from 2D AOI to 3D AOI systems to meet the increasingly demanding inspection requirements of the electronics and industrial markets. We believe sales of our new 3D MRS enabled AOI products will represent an increasing percentage of our total AOI and solder paste inspection (SPI) product sales in the future. We expect that the competitive advantages of our unique 3D MRS technology will provide us with an opportunity to capture meaningful market share in the 3D AOI systems market.

Revenue from sales of 3D scanners and services decreased by $1.0 million or 50% to $1.0 million in the three months ended March 31, 2017, from $2.0 million in the three months ended March 31, 2016. The revenue decrease was due to reduced sales of computed tomography or X-ray scanning (CT) systems. We believe our future revenue growth from sales of 3D scanners and services will be determined in large part by market acceptance of our new CyberGage360 3D scanning system.

Export revenue totaled $9.4 million or 79% of total revenue in the three months ended March 31, 2017, compared to $16.2 million or 85% of total revenue in the three months ended March 31, 2016. Most of the large transactions that drove our strong revenue in the three months ended March 31, 2016 were export sales. As result, export revenue as a percentage of total revenue was lower in the three months ended March 31, 2017, when compared to the three months ended March 31, 2016.

Cost of Revenues and Gross Margin

Cost of revenues decreased by $4.6 million or 42% to $6.5 million in the three months ended March 31, 2017, from $11.2 million in the three months ended March 31, 2016. The 42% decrease in cost of revenues was mainly due to the corresponding 38% decrease in revenues in the three months ended March 31, 2017. Items included in cost of revenues that fluctuate with the level of sales include raw materials, direct labor and factory overhead costs.

Total gross margin as a percentage of revenue was 45% in the three months ended March 31, 2017, compared to 42% in the three months ended March 31, 2016. The improvement in gross margin percentage was mainly due to a change in product mix. Our new SQ3000 3D AOI products and WaferSense/ReticleSense products have higher gross margins when compared to some of our older products, including certain legacy 2D LaserAlign sensor and SMT system products and the X-ray scanning systems that were sold in larger quantities in the three months ended March 31, 2016.

Our markets are highly price competitive, particularly the electronic assembly market, resulting in continual pressure on our gross margins. We compensate for pricing pressure by introducing new products with more features and improved performance and through manufacturing cost reduction programs. Sales of many products that we have recently introduced or are about to introduce, including our CyberGage360 3D scanning system, SQ3000 3D AOI products, MRS sensor subsystems and WaferSense/ReticleSense sensor products have, or are expected to have, more favorable gross margins than many of our existing products.

We anticipate that our total gross margin percentage in the second quarter of 2017 will be comparable to or slightly above the first quarter of 2017.

Operating Expenses

Research and development expenses were $2.0 million or 16% of revenue in the three months ended March 31, 2017, compared to $2.0 million or 11% of revenue in the three months ended March 31, 2016. The increase in research and development expenses as a percentage of revenue was mainly due to lower revenue in the three months ended March 31, 2017. Current research and development expenditures are primarily focused on continued development of our MRS technology and related products, including 3D sensor subsystems, enhancements to the SQ3000 3D AOI system and the CyberGage®360 3D scanning system. In addition, research is under way to determine if our 3D MRS technology is applicable to mid-end and front-end semiconductor inspection.

Selling, general and administrative expenses were $4.0 million or 33% of revenue in the three months ended March 31, 2017, compared to $3.5 million or 18% of revenue in the three months ended March 31, 2016. The higher selling, general and administrative expenses were due to investment in additional marketing for our new CyberGage®360 3D scanning system, and recruiting costs and related expenses for additional field sales engineers to support anticipated future sales growth. These cost increases were offset in part by lower incentive compensation expenses in the three months ended March 31, 2017, due to significantly lower revenue levels and our operating loss.

We anticipate that total operating expenses in the second quarter of 2017 will be comparable to the first quarter of 2017.

Interest Income and Other

Interest income and other includes interest earned on investments and gains and losses associated with foreign currency transactions, including intercompany financing transactions associated with our subsidiaries in the United Kingdom and Singapore. Because we maintain our investments in instruments designed to avoid risk of loss of principal, we have generated very little interest income in the current interest rate environment. We recognized losses from foreign currency transactions, primarily intercompany financing transactions, of $106,000 in the three months ended March 31, 2017 and $88,000 in the three months ended March 31, 2016.

Income Taxes

We recorded an income tax benefit of $413,000 in the three months ended March 31, 2017, compared to income tax expense of $43,000 in the three months ended March 31, 2016. During the fourth quarter of 2016, we substantially reduced the valuation allowances recorded against our United States and Singapore based deferred tax assets, primarily due to significant improvement in our operating results and financial outlook. In the three months ended March 31, 2017, we recorded the income tax benefit related to our pre-tax loss at a 32.7% effective income tax rate. Effective January 1, 2017, we adopted Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires recognition of excess tax benefits or tax deficiencies from stock option exercises in income tax expense or benefit as a discrete item in the reporting period in which they occur. In the three months ended March 31, 2017, we recognized a $207,000 excess tax benefit from stock option exercises. Income tax expense in the three months ended March 31, 2016, includes U.S. federal alternative minimum taxes, minimal state income tax expense and foreign income tax expense incurred by our subsidiaries in the United Kingdom and China.

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

Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, our experience with loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, we first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions where we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. Finally, we considered both our near-term and long-term financial outlook. After considering all available evidence both positive and negative, we concluded that recognition of valuation allowances for substantially all of United States and Singapore based deferred tax assets was not required at March 31, 2017.

We do not expect to make income tax payments for the foreseeable future due to our available federal net operating loss carryforwards and federal research and development tax credit carryforwards.

Backlog

Backlog totaled $10.9 million at March 31, 2017, $10.2 million at December 31, 2016 and $17.7 million at March 31, 2016. Our products are typically shipped two weeks to two months after receipt of an order. However, in some instances, our OEM customers may place orders for shipment of products covering periods of six months or longer. Sales of some SMT inspection system products may require customer acceptance due to performance or other acceptance criteria included in the terms of sale. For these SMT product sales, revenue is recognized at the time of customer acceptance. Our backlog at any time may vary significantly based on the timing of orders from OEM customers. Accordingly, backlog may not be an accurate indicator of performance in the future.

Liquidity and Capital Resources

Our cash and cash equivalents decreased by $2.7 million in the three months ended March 31, 2017, principally resulting from $2.8 million of cash used in operating activities, purchases of fixed assets and capitalized patent costs totaling $163,000 and purchases of marketable securities totaling $1.7 million. Cash used for these activities was offset in part by sales and maturities of marketable securities totaling $1.6 million and proceeds of $321,000 from stock option exercises. Our cash and cash equivalents fluctuate in part because of sales and maturities of marketable securities and investment of cash balances in marketable securities, and from other sources of cash. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity than cash balances alone. Combined balances of cash and marketable securities decreased by $2.7 million to $23.2 million as of March 31, 2017 from $25.9 million as of December 31, 2016.

Operating activities used $2.8 million of cash in the three months ended March 31, 2017. Cash used in operations included our net loss of $214,000, which included non-cash expenses totaling $478,000 for depreciation and amortization, provision for doubtful accounts, deferred income taxes, non-cash losses from foreign currency transactions and equity-based compensation costs. Changes in operating assets and liabilities using cash included an increase in accounts receivable of $106,000, an increase in inventories of $2.1 million, an increase in other assets of $109,000 and a decrease in accrued expenses of $1.7 million. Changes in operating assets and liabilities providing cash included an increase in accounts payable of $833,000 and an increase in advance customer payments of $92,000. Accounts receivable increased slightly due to minor delays in collecting receivables. Inventory was up due to additional CyberGage®360 demonstration systems and raw material purchases needed to support anticipated future sales. Other assets were up slightly due to additional payments for recoverable goods and services taxes and facility lease deposits. Accounts payable were up due to the additional inventory purchases. Accrued expenses were down in the three months ended March 31, 2017 due to payment of accrued 2016 incentive compensation and bonuses.

Investing activities used $230,000 of cash in the three months ended March 31, 2017. Changes in the level of investment in marketable securities, resulting from the purchases, sales and maturities of those securities used $67,000 of cash in the three months ended March 31, 2017. We used $163,000 of cash in the three months ended March 31, 2017 for the purchase of fixed assets and capitalized patent costs.

Financing activities provided $321,000 of cash in the three months ended March 31, 2017 from the exercise of stock options.

At March 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established by some companies for the purpose of establishing off-balance sheet arrangements or for other contractually narrow or limited purposes.

The following summarizes our contractual obligations at December 31, 2016, and the effect such obligations are expected to have on our liquidity and cash in future periods.

December 31, 2016 (in thousands)	Total	Less Than 1 Year	1 – 4 Years	After 4 Years

Contractual Obligations:
Non-cancelable operating lease obligations	$3,350	$1,357	$1,993	$—
Purchase obligations	11,095	11,095	—	—
Reserve for income taxes	131	—	131	—
Total contractual cash obligations	$14,576	$12,452	$2,124	$—

There have been no significant changes to our contractual commitments in the three months ended March 31, 2017 or other material commitments for capital expenditures. Purchase commitments for inventory can vary based on the volume of revenue and resulting inventory requirements.

We lease a 50,724 square foot mixed office and warehouse facility built to our specifications in Golden Valley, Minnesota, which functions as our corporate headquarters and primary manufacturing facility. The lease for this space is set to expire in December 2018. We lease a 19,805 square foot mixed office and warehouse facility in Singapore. The current lease contains an escalation clause and expires in July 2017. We recently extended the lease for a period of three years expiring in July 2020.

Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding. Included in the purchase obligations category in the table above are purchase orders for inventory purchases under our standard terms and conditions and under negotiated agreements with vendors and utilities. We expect to receive consideration (products or services) for these purchase obligations. The purchase obligation amounts do not represent all anticipated purchases in the future, but represent only those items for which we are contractually obligated. The majority of our products and services are purchased as needed, with no contractual commitment. Consequently, the amounts in the purchase obligations category of the table above do not provide a reliable indicator of our expected future cash outflows.

Our cash, cash equivalents and marketable securities totaled $23.2 million at March 31, 2017. We believe that on-hand cash, cash equivalents and marketable securities, coupled with anticipated cash flow from operations, will be adequate to fund our cash flow needs for the foreseeable future, including the contractual obligations set forth in the table above.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Most of our international export sales are negotiated, invoiced and paid in U.S. dollars. We manufacture our SMT inspection system products in Singapore and a portion of our raw material purchases are denominated in Singapore dollars. We also have research and development and sales personnel located in Singapore and sales offices located in other parts of the world. Although currency fluctuations do not significantly affect our revenue, they can impact our costs and influence the price competitiveness of our products and the willingness of existing and potential customer to purchase these products.

As of March 31, 2017, we did not have any open foreign exchange forward contracts to hedge our exposure to fluctuations in foreign currency exchange rates. We recognized a loss from foreign currency transactions, primarily intercompany financing transactions, of $106,000 in the three months ended March 31, 2017. The loss from foreign currency transactions was primarily caused by a weaker U.S. dollar in relation to the Singapore dollar. Balance sheet related foreign currency translation adjustments are recorded in accumulated other comprehensive loss, a component of shareholders’ equity, and do not impact our net income.

Interest Rate Risk

We invest excess funds not required for current operations in marketable securities. Our investments in marketable securities consist of U.S. Government or U.S. Government agency securities, various tax exempt securities or certain approved corporate instruments with maturities of five years or less and an average portfolio maturity of no more than 18 months. We also hold an investment in a certain specified marketable equity security. As of March 31, 2017, our portfolio of marketable securities had an approximate weighted average effective maturity of 1.2 years. All marketable securities are classified as available for sale and carried at fair value. We estimate that a hypothetical 1% increase in market interest rates would result in an approximate $180,000 decrease in the market value of our portfolio of marketable securities. If such a rate increase occurred, our net income would only be impacted if securities were sold prior to maturity.

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

PART II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None.

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

Dated: May 8, 2017

