Form 10-Q
period 2017-06-30
CYBEROPTICS CORP
filed 2017-08-07
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At July 31, 2017, there were 6,971,265 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

CYBEROPTICS CORPORATION

(Unaudited)

(In thousands, except share information)	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$7,233	$10,640
Marketable securities	6,143	6,493
Accounts receivable, less allowance for doubtful accounts of $533 at June 30, 2017 and $547 at December 31, 2016	13,759	10,895
Inventories	16,186	11,531
Other current assets	1,644	1,535
Total current assets	44,965	41,094

Marketable securities, long-term	9,312	8,728
Equipment and leasehold improvements, net	2,339	2,438
Intangible assets, net	424	438
Goodwill	1,366	1,366
Other assets	200	193
Deferred tax assets	5,389	5,323
Total assets	$63,995	$59,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$9,580	$6,217
Advance customer payments	568	328
Accrued expenses	2,444	3,756
Total current liabilities	12,592	10,301

Other liabilities	175	250
Reserve for income taxes	131	131
Total liabilities	12,898	10,682

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 6,952,861 shares issued and outstanding at June 30, 2017 and 6,901,887 shares issued and outstanding at December 31, 2016	33,545	32,801
Accumulated other comprehensive loss	(1,628)	(1,940)
Retained earnings	19,180	18,037
Total stockholders’ equity	51,097	48,898
Total liabilities and stockholders’ equity	$63,995	$59,580

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

CYBEROPTICS CORPORATION

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Revenues	$16,409	$18,631	$28,329	$37,745
Cost of revenues	8,676	10,486	15,198	21,656

Gross margin	7,733	8,145	13,131	16,089

Research and development expenses	1,995	2,110	3,945	4,140
Selling, general and administrative expenses	4,058	4,031	8,028	7,537
Amortization of intangibles	18	17	35	34

Income from operations	1,662	1,987	1,123	4,378

Interest income and other	(28)	98	(116)	13

Income before income taxes	1,634	2,085	1,007	4,391

Income tax provision	539	44	126	87

Net income	$1,095	$2,041	$881	$4,304

Net income per share – Basic	$0.16	$0.30	$0.13	$0.63
Net income per share – Diluted	$0.15	$0.29	$0.12	$0.62

Weighted average shares outstanding – Basic	6,944	6,803	6,928	6,790
Weighted average shares outstanding – Diluted	7,253	7,051	7,083	6,943

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CYBEROPTICS CORPORATION

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net Income	$1,095	$2,041	$881	$4,304

Other comprehensive income, before tax:
Foreign currency translation adjustments	161	(76)	430	194

Unrealized gains on available-for-sale securities:
Unrealized gains	11	15	31	68
Reclassification adjustments	—	—	—	—
Total unrealized gains on available-for-sale securities	11	15	31	68

Unrealized gains on foreign exchange forward contracts:
Unrealized gains (losses)	—	(7)	—	53
Reclassification adjustments for losses included in net income	—	5	—	36
Total unrealized gains (losses) on foreign exchange forward contracts	—	(2)	—	89

Other comprehensive income (loss), before tax	172	(63)	461	351
Income tax provision related to items of other comprehensive income (loss)	(63)	—	(149)	—
Other comprehensive income (loss), net of tax	109	(63)	312	351
Total comprehensive income	$1,204	$1,978	$1,193	$4,655

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CYBEROPTICS CORPORATION

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$881	$4,304
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,086	1,014
Provision for doubtful accounts	—	40
Deferred taxes	95	11
Foreign currency transaction losses (gains)	198	(21)
Stock compensation costs	400	552
Changes in operating assets and liabilities:
Accounts receivable	(2,864)	(3,399)
Inventories	(4,751)	663
Other assets	(56)	(575)
Accounts payable	3,215	523
Advance customer payments	240	706
Accrued expenses	(1,403)	1,427
Net cash provided by (used in) operating activities	(2,959)	5,245

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale marketable securities	3,531	1,631
Proceeds from sales of available-for-sale marketable securities	—	1,402
Purchases of available-for-sale marketable securities	(3,746)	(2,069)
Additions to equipment and leasehold improvements	(523)	(656)
Additions to patents	(72)	(43)
Net cash provided by (used in) investing activities	(810)	265

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	321	258
Net cash provided by financing activities	321	258

Effects of exchange rate changes on cash and cash equivalents	41	40

Net increase (decrease) in cash and cash equivalents	(3,407)	5,808

Cash and cash equivalents – beginning of period	10,640	4,274
Cash and cash equivalents – end of period	$7,233	$10,082

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CYBEROPTICS CORPORATION

1. INTERIM REPORTING:

The interim condensed consolidated financial statements presented herein as of June 30, 2017, and for the three and six month periods ended June 30, 2017 and 2016, are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and six month period ended June 30, 2017 do not necessarily indicate the results to be expected for the full year. The December 31, 2016 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

2. MARKETABLE SECURITIES:

Our investments in marketable securities are classified as available-for-sale and consist of the following:

	June 30, 2017
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$5,235	$—	$(7)	$5,228
Corporate debt securities and certificates of deposit	916	—	(1)	915
Marketable securities – short-term	$6,151	$—	$(8)	$6,143
Long-Term
U.S. government and agency obligations	$4,143	$—	$(12)	$4,131
Corporate debt securities and certificates of deposit	1,971	1	(9)	1,963
Asset backed securities	3,136	1	(5)	3,132
Equity security	42	44	—	86
Marketable securities – long-term	$9,292	$46	$(26)	$9,312

	December 31, 2016
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$5,005	$4	$(1)	$5,008
Corporate debt securities and certificates of deposit	1,476	1	(1)	1,476
Asset backed securities	9	—	—	9
Marketable securities – short-term	$6,490	$5	$(2)	$6,493
Long-Term
U.S. government and agency obligations	$4,815	$1	$(12)	$4,804
Corporate debt securities and certificates of deposit	2,161	—	(17)	2,144
Asset backed securities	1,732	—	(5)	1,727
Equity security	42	11	—	53
Marketable securities – long-term	$8,750	$12	$(34)	$8,728

Net pre-tax unrealized gains for marketable securities of $12,000 at June 30, 2017 and net pre-tax unrealized losses for marketable securities of $19,000 at December 31, 2016 were recorded as a component of accumulated other comprehensive loss in stockholders’ equity. No marketable securities were sold in the six months ended June 30, 2017. We received proceeds from the sale of marketable securities in the three and six months ended June 30, 2016 of $625,000 and $1.4 million, respectively. No gain or loss was recognized on the sale of marketable securities in the three and six months ended June 30, 2016.

Our investments in marketable debt securities all have maturities of less than five years. At June 30, 2017, marketable debt securities valued at $2.5 million were in an unrealized gain position totaling $2,000, and marketable debt securities valued at $12.9 million were in an unrealized loss position totaling $34,000 (all of these securities had been in an unrealized loss position for less than 12 months). At December 31, 2016, marketable debt securities valued at $6.4 million were in an unrealized gain position totaling $6,000, and marketable debt securities valued at $8.8 million were in an unrealized loss position totaling $36,000 (all of these securities had been in an unrealized loss position for less than 12 months).

Investments in marketable securities classified as cash equivalents of $4.4 million at June 30, 2017 and $5.2 million at December 31, 2016 consist of the following:

	June 30, 2017
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Recorded Basis
Money market and certificates of deposit	$4,402	$—	$—	$4,402
	$4,402	$—	$—	$4,402

	December 31, 2016
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Recorded Basis
Money market and certificates of deposit	$5,195	$—	$—	$5,195
	$5,195	$—	$—	$5,195

Cash and marketable securities held by foreign subsidiaries totaled $307,000 at June 30, 2017 and $614,000 at December 31, 2016.

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

There were no open cash flow hedges at December 31, 2016 or at any time during the six months ended June 30, 2017. In the three and six months ended June 30, 2016, hedge ineffectiveness and the amounts excluded from effectiveness testing recognized in earnings on cash flow hedges were not material.

Reclassifications of amounts from accumulated other comprehensive income (loss) into earnings for cash flow hedges include accumulated gains (losses) at the time earnings were impacted by the hedged transaction. The location in the consolidated statements of operations and consolidated statements of comprehensive income and amounts of gains and losses related to derivative instruments designated as cash flow hedges are as follows:

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

At June 30, 2017 and December 31, 2016, there were no amounts recorded in accumulated other comprehensive loss for cash flow hedging instruments. Additional information with respect to the impact of derivative instruments on other comprehensive income (loss) is included in Note 11.

4. FAIR VALUE MEASUREMENTS:

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (i.e., the exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last is considered unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our marketable securities as of June 30, 2017 and December 31, 2016 according to the three-level fair value hierarchy:

	Fair Value Measurements at June 30, 2017 Using
(In thousands)	Balance June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$9,359	$—	$9,359	$—
Corporate debt securities and certificates of deposit	2,878	—	2,878	—
Asset backed securities	3,132	—	3,132	—
Equity security	86	86	—	—
Total marketable securities	$15,455	$86	$15,369	$—

	Fair Value Measurements at December 31, 2016 Using
(In thousands)	Balance December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$9,812	$—	$9,812	$—
Corporate debt securities and certificates of deposit	3,620	—	3,620	—
Asset backed securities	1,736	—	1,736	—
Equity security	53	53	—	—
Total marketable securities	$15,221	$53	$15,168	$—

During the six months ended June 30, 2017 and the year ended December 31, 2016, there were no transfers within the three level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed sufficiently to merit a transfer between the disclosed levels of the valuation hierarchy.

The fair value for our U.S. government and agency obligations, corporate debt securities and certificates of deposit and asset backed securities are determined based on valuations provided by external investment managers which obtain them from a variety of industry standard data providers. The fair value for our equity security is based on a quoted market price obtained from an active market.

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, advance customer payments, accrued expenses and other liabilities are approximately equal to their related fair values due to their short-term maturities. Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value in the six months ended June 30, 2017 or the six months ended June 30, 2016.

5. ACCOUNTING FOR STOCK-BASED COMPENSATION:

We have three stock-based compensation plans that are administered by the Compensation Committee of the Board of Directors. We have an Employee Stock Incentive Plan for officers, other employees, consultants and independent contractors under which we have granted options and restricted stock units to officers and other employees, an Employee Stock Purchase Plan under which shares of our common stock may be acquired by employees at discounted prices, and a Non-Employee Director Stock Plan that provides for automatic grants of shares of our common stock to non-employee directors. New shares of our common stock are issued upon stock option exercises, vesting of restricted stock units, issuances of shares to board members and issuances of shares under the Employee Stock Purchase Plan.

Employee Stock Incentive Plan

As of June 30, 2017, there were 427,739 shares of common stock reserved in the aggregate for issuance pursuant to future awards under our Employee Stock Incentive Plan and 531,424 shares of common stock reserved in the aggregate for issuance pursuant to outstanding awards under our Employee Stock Incentive Plan. Although our Compensation Committee has authority to issue options, restricted stock, restricted stock units, share grants and other share based benefits under our Employee Stock Incentive Plan, to date only restricted stock units and stock options have been granted under the plan. Options have been granted at an option price per share equal to the market value of our common stock on the date of grant, vest over a four-year period and expire seven years after the date of grant. Restricted stock units vest over a four year period and entitle the holders to one share of our common stock for each restricted stock unit. Reserved shares underlying outstanding awards, including options and restricted shares, that are forfeited are available under the Employee Stock Incentive Plan for future grant.

Non-Employee Director Stock Plan

As of June 30, 2017, there were 68,000 shares of common stock reserved in the aggregate for issuance pursuant to future awards under our Non-Employee Director Stock Plan and 16,000 shares of common stock reserved in the aggregate for issuance pursuant to outstanding stock option awards under our Non-Employee Director Stock Plan. Under the terms of the plan, each non-employee director will automatically be granted 2,000 shares of our common stock on the date of each annual meeting at which such director is elected to serve on the board. At our May 11, 2017 annual meeting, our shareholders, upon recommendation of the Board of Directors, approved amendments to the Non-Employee Director Stock Plan that eliminated annual stock option grants for non-employee directors and provide that share grants under the Non-Employee Director Stock Plan will vest in four equal quarterly installment during the year after the grant date provided the non-employee director is still serving as a director on the applicable vesting date.

Pursuant to the plan, on the date of our 2017 annual meeting, we issued a total of 8,000 shares of our common stock to our non-employee directors. The shares had an aggregate fair market value on the date of grant equal to $167,000 (grant date fair value of $20.90 per share). As of June 30, 2017, none of these shares were vested. The aggregate fair value of the outstanding unvested shares based on the closing share price of our common stock on June 30, 2017 was $165,000.

Pursuant to the plan, on the date of our 2016 annual meeting, we issued a total of 8,000 shares of our common stock and stock options to acquire 16,000 shares of our common stock to our non-employee directors. Both the shares and the options were fully vested on the date of grant. The shares had an aggregate fair market value on the date of grant equal to $136,000 (grant date fair value of $16.97 per share) and the options had an aggregate fair market value on the date of grant using the Black-Scholes model equal to $139,000 (grant date fair value of $8.71 per option to acquire one share of our common stock).

Stock Option Activity

The following is a summary of stock option activity in the six months ended June 30, 2017:

	Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2016	547,625	$9.39
Granted	—	—
Exercised	(40,750)	9.31
Expired	—	—
Forfeited	—	—
Outstanding, June 30, 2017	506,875	$9.40

Exercisable, June 30, 2017	246,313	$8.27

The intrinsic value of an option is the amount by which the market price of the underlying stock exceeds the option's exercise price. For options outstanding at June 30, 2017, the weighted average remaining contractual term of all outstanding options was 4.4 years and their aggregate intrinsic value was $5.9 million. At June 30, 2017, the weighted average remaining contractual term of options that were exercisable was 3.9 years and their aggregate intrinsic value was $3.0 million. The aggregate intrinsic value of stock options exercised in the six months ended June 30, 2017 was $668,000. We received proceeds from stock option exercises of $321,000 in the six months ended June 30, 2017 and $258,000 in the six months ended June 30, 2016. The total fair value of options that vested in the six months ended June 30, 2017 was $117,000.

Restricted Stock Units

Restricted stock units are granted under our Employee Stock Incentive Plan. There were no restricted stock units granted in the six months ended June 30, 2017. The aggregate fair value of outstanding restricted stock units based on the closing share price of our common stock on June 30, 2017 was $837,000. The aggregate fair value of restricted stock units that vested, based on the closing share price of our common stock on the vesting date, in the six months ended June 30, 2017 was $170,000.

A summary of activity for non-vested restricted stock units in the six months ended June 30, 2017 is as follows:

Non-vested restricted stock units	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	45,549	$11.93
Granted	—	—
Vested	(5,000)	6.97
Forfeited	—	—
Non-vested at June 30, 2017	40,549	$12.54

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. There were no shares issued under this plan in either the six months ended June 30, 2017 or the six months ended June 30, 2016. As of June 30, 2017, 59,276 shares remain available for future issuance under the Employee Stock Purchase Plan.

Stock Based Compensation Information

All equity-based compensation awarded to our employees and non-employee directors, representing grants of shares, stock options and restricted stock units are recognized as an expense in our consolidated statement of operations based on the grant date fair value of the award. We utilize the straight-line method of expense recognition over the vesting period for our options subject to time-based vesting restrictions. The fair value of stock options granted has been determined using the Black-Scholes model. Prior to January 1, 2017, stock compensation expense for all equity based awards was recognized based on the number of awards that were expected to vest. On January 1, 2017, we adopted the provisions of Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which permits accounting for the impact of stock option forfeitures on stock compensation expense when the forfeitures occur. In the six months ended June 30, 2017, the impact of the change in accounting for stock option forfeitures was inconsequential. We have classified equity-based compensation expenses within our statement of operations in the same manner as our cash based compensation costs.

Equity-based compensation expense in the three months ended June 30, 2017 totaled $212,000, and included $115,000 for stock options, $26,000 for our Employee Stock Purchase Plan, $48,000 for unvested restricted stock units and $23,000 for unvested restricted shares. Equity-based compensation expense in the six months ended June 30, 2017 totaled $400,000, and included $229,000 for stock options, $52,000 for our Employee Stock Purchase Plan, $96,000 for unvested restricted stock units and $23,000 for unvested restricted shares.

Equity based compensation expense in the three months ended June 30, 2016 totaled $409,000, and included $226,000 for stock options, $16,000 for our Employee Stock Purchase Plan, $31,000 for unvested restricted stock units and $136,000 for shares issued without restriction. Equity based compensation expense in the six months ended June 30, 2016 totaled $552,000, and included $321,000 for stock options, $32,000 for our Employee Stock Purchase Plan, $63,000 for unvested restricted stock units and $136,000 for shares issued without restriction.

At June 30, 2017, the total unrecognized compensation cost related to non-vested equity based compensation arrangements was $1.4 million, and the related weighted average period over which it is expected to be recognized is 1.51 years.

6. CHANGES IN STOCKHOLDERS’ EQUITY:

A reconciliation of the changes in our stockholders' equity is as follows:

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance, December 31, 2016	6,902	$32,801	$(1,940)	$18,037	$48,898
Increase related to adoption of ASU 2016-09	—	23	—	262	285
Exercise of stock options, vesting of restricted stock units, net of shares exchanged as payment	51	321	—	—	321
Stock-based compensation	—	400	—	—	400
Other comprehensive income, net of tax	—	—	312	—	312
Net income	—	—	—	881	881
Balance, June 30, 2017	6,953	$33,545	$(1,628)	$19,180	$51,097

See Note 14 for further discussion regarding the impact of our adoption of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting on our consolidated financial statements.

7. OTHER FINANCIAL STATEMENT DATA:

The components of our inventories are as follows:

(In thousands)	June 30, 2017	December 31, 2016
Raw materials and purchased parts	$8,301	$6,475
Work in process	2,643	826
Finished goods	5,242	4,230
Total inventories	$16,186	$11,531

The components of our accrued expenses are as follows:

(In thousands)	June 30, 2017	December 31, 2016
Wages and benefits	$1,233	$2,673
Warranty liability	709	717
Other	502	366
	$2,444	$3,756

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

A reconciliation of the changes in our estimated warranty liability is as follows:

	Six Months Ended June 30,
(In thousands)	2017	2016
Balance at beginning of period	$790	$645
Accrual for warranties	250	447
Warranty revision	(24)	(25)
Settlements made during the period	(260)	(295)
Balance at end of period	756	772
Current portion of estimated warranty liability	(709)	(685)
Long-term estimated warranty liability	$47	$87

Deferred warranty revenue:

The current portion of our deferred warranty revenue is included as a component of advance customer payments. The long-term portion of our deferred warranty revenue is included as a component of other liabilities. A reconciliation of the changes in our deferred warranty revenue is as follows:

	Six Months Ended June 30,
(In thousands)	2017	2016
Balance at beginning of period	$346	$199
Revenue deferrals	204	203
Amortization of deferred revenue	(209)	(226)
Total deferred warranty revenue	341	176
Current portion of deferred warranty revenue	(300)	(171)
Long-term deferred warranty revenue	$41	$5

8. INTANGIBLE ASSETS:

Intangible assets consist of the following:

	June 30, 2017			December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,639	$(2,402)	$237	$2,567	$(2,351)	$216
Software	206	(98)	108	206	(82)	124
Marketing assets and customer relationships	101	(39)	62	101	(33)	68
Non-compete agreements	101	(84)	17	101	(71)	30
	$3,047	$(2,623)	$424	$2,975	$(2,537)	$438

Amortization expense in the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Patents	$26

$

		26	$51	$52
Software	8	8	16	15
Marketing assets and customer relationships	3	3	6	6
Non-compete agreements	7	6	13	13
	$44	$43	$86	$86

Amortization of patents has been classified as research and development expense in our statements of operations. Estimated aggregate amortization expense based on current intangibles for the next five years is expected to be as follows: $82,000 for the remainder of 2017; $130,000 in 2018; $97,000 in 2019; $75,000 in 2020; $20,000 in 2021; and $20,000 in 2022.

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

9. REVENUE CONCENTRATIONS, SIGNIFICANT CUSTOMERS AND GEOGRAPHIC AREAS:

Export sales as a percentage of total sales in the three and six months ended June 30, 2017 were 74% and 76%, respectively. Export sales as a percentage of total sales in the three and six months ended June 30, 2016 were 81% and 83%, respectively. Virtually all of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Americas	$397	$29	$817	$770
Europe	3,756	5,756	6,571	9,871
Asia	7,813	9,262	13,974	20,647
Other	105	19	144	34
Total export sales	$12,071	$15,066	$21,506	$31,322

In the six months ended June 30, 2017, sales to one significant customer accounted for 12% of our total revenue. As of June 30, 2017, accounts receivable from this customer were $1.4 million.

10. NET INCOME PER SHARE:

Net income per basic share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Net income per diluted share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of common shares to be issued upon exercise of stock options, the vesting of restricted shares and restricted stock units and from the purchase of shares under our Employee Stock Purchase Plan, as calculated using the treasury stock method. The components of net income per basic and diluted share are as follows:

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended June 30, 2017
Basic	$1,095	6,944	$0.16
Dilutive effect of common equivalent shares	—	309	(0.01)
Dilutive	$1,095	7,253	$0.15

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended June 30, 2016
Basic	$2,041	6,803	$0.30
Dilutive effect of common equivalent shares	—	248	(0.01)
Dilutive	$2,041	7,051	$0.29

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Six Months Ended June 30, 2017
Basic	$881	6,928	$0.13
Dilutive effect of common equivalent shares	—	155	(0.01)
Dilutive	$881	7,083	$0.12

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Six Months Ended June 30, 2016
Basic	$4,304	6,790	$0.63
Dilutive effect of common equivalent shares	—	153	(0.01)
Dilutive	$4,304	6,943	$0.62

Potentially dilutive shares excluded from the calculations of net income per diluted share due to their anti-dilutive effect were as follows: 47,700 shares in the three months ended June 30, 2017; 329,350 shares in the six months ended June 30, 2017; 16,000 shares in the three months ended June 30, 2016; and 197,500 shares in the six months ended June 30, 2016.

11. OTHER COMPREHENSIVE INCOME (LOSS):

Reclassification adjustments are made to avoid double counting for items included in comprehensive income that are also recorded as part of net income. Reclassifications to earnings related to cash flow hedging instruments are discussed in Note 3.

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount	Before Tax	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments	$161	$(59)	$102	$(76)	$—	$(76)
Net changes related to available-for-sale securities:
Unrealized gains	11	(4)	7	15	—	15
Reclassification adjustments	—	—	—	—	—	—
Total net changes related to available-for-sale securities	11	(4)	7	15	—	15
Net changes related to foreign exchange forward contracts:
Unrealized losses	—	—	—	(7)	—	(7)
Reclassification adjustments:
Cost of revenues	—	—	—	2	—	2
Research and development expenses	—	—	—	2	—	2
Selling, general and administrative expenses	—	—	—	1	—	1
Total net change related to foreign exchange forward contracts	—	—	—	(2)	—	(2)
Other comprehensive income (loss)	$172	$(63)	$109	$(63)	$—	$(63)

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount	Before Tax	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments	$430	$(138)	$292	$194	$—	$194
Net changes related to available-for-sale securities:
Unrealized gains	31	(11)	20	68	—	68
Reclassification adjustments	—	—	—	—	—	—
Total net changes related to available-for-sale securities	31	(11)	20	68	—	68
Net changes related to foreign exchange forward contracts:
Unrealized gains	—	—	—	53	—	53
Reclassification adjustments:
Cost of revenues	—	—	—	27	—	27
Research and development expenses	—	—	—	6	—	6
Selling, general and administrative expenses	—	—	—	3	—	3
Total net change related to foreign exchange forward contracts	—	—	—	89	—	89
Other comprehensive income (loss)	$461	$(149)	$312	$351	$—	$351

At June 30, 2017 and June 30, 2016, components of accumulated other comprehensive loss are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Foreign Exchange Forward Contracts	Accumulated Other Comprehensive Loss
Balances at December 31, 2016	$(1,928)	$(12)	$—	$(1,940)
Other comprehensive income before reclassifications	292	20	—	312
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Total change for the period	292	20	—	312
Balances at June 30, 2017	$(1,636)	$8	$—	$(1,628)

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Foreign Exchange Forward Contracts	Accumulated Other Comprehensive Loss
Balances at December 31, 2015	$(1,545)	$(17)	$(147)	$(1,709)
Other comprehensive income before reclassifications	194	68	53	315
Amounts reclassified from accumulated other comprehensive loss	—	—	36	36
Total change for the period	194	68	89	351
Balances at June 30, 2016	$(1,351)	$51	$(58)	$(1,358)

12. INCOME TAXES:

We recorded income tax expense of $539,000 in the three months ended June 30, 2017, compared to $44,000 in the three months ended June 30, 2016. We recorded income tax expense of $126,000 in the six months ended June 30, 2017, compared to $87,000 in the six months ended June 30, 2016. During the fourth quarter of 2016, we substantially reduced the valuation allowances recorded against our United States and Singapore based deferred tax assets, primarily due to significant improvement in our operating results and financial outlook. In the six months ended June 30, 2017, our income tax provision primarily reflects a 32.5% effective income tax rate and excess tax benefits from employee share-based payments. Effective January 1, 2017, we adopted Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires recognition of excess tax benefits or tax deficiencies from employee share-based payments in income tax expense or benefit as a discrete item in the reporting period in which they occur. In the three months ended June 30, 2017, the recognized excess tax benefit from employee share-based payments was inconsequential. In the six months ended June 30, 2017, we recognized a $208,000 excess tax benefit from employee share-based payments. Income tax expense in the three and six months ended June 30, 2016 included U.S. federal alternative minimum taxes, minimal state income tax expense and foreign income tax expense incurred by our subsidiaries in the United Kingdom and China.

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

Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, our experience with loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, we first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions where we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. Finally, we considered both our near-term and long-term financial outlook. After considering all available evidence both positive and negative, we concluded that recognition of valuation allowances for substantially all of United States and Singapore based deferred tax assets was not required at June 30, 2017.

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

At January 1, 2017, we had excess tax benefits from employee share-based payments that were not recognized because current taxes payable had not been reduced. Under the new guidance, we are required to recognize the excess tax benefits regardless of whether or not they reduce income taxes payable in the current period. The new guidance also requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in our statement of operations. Prior to our adoption of ASU No. 2016-09, stock compensation expense was based on the number of awards that were expected to vest in the future. Under the new guidance, we are allowed to account for the impact of stock option forfeitures on stock compensation expense when the forfeitures occur.

Recognition of the deferred tax assets for previously unrecognized excess tax benefits and the impact of additional stock compensation expense resulting from the change in the accounting for stock option forfeitures were required to be applied using a modified retrospective approach. At January 1, 2017, we recorded a $278,000 credit to retained earnings and a corresponding debit to deferred tax assets for previously unrecognized excess tax benefits. We also recorded a $23,000 credit to common stock, a $16,000 debit to retained earnings and a $7,000 debit to deferred tax assets for additional stock compensation expense related to the change in accounting for stock option forfeitures.

Our income tax provision in the six months ended June 30, 2017, includes a $208,000 excess tax benefit from employee share-based payments. The impact of the change in accounting for stock option forfeitures on stock compensation expense in the six months ended June 30, 2017 was inconsequential.

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

15. RECENT ACCOUNTING DEVELOPMENTS:

In January 2017, the Financial Accounting Standards Board (FASB) issued guidance on simplifying the test for goodwill impairment (ASU No. 2017-04, Simplifying the Test for Goodwill Impairment). Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying value of goodwill. The new guidance eliminates the requirement to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The new guidance is to be applied prospectively to impairment tests beginning January 1, 2020, with early adoption permitted. We intend to apply this guidance to applicable impairment tests after the adoption date.

In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers (ASU No. 2014-09, Revenue from Contracts with Customers). Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized on the date of adoption. The FASB has delayed the effective date of the standard by one year to January 1, 2018, with early adoption permitted as of the original effective date of January 1, 2017. We have performed a review of the requirements of the new guidance and have identified which of our revenue streams will be within the scope of ASU 2014-09. We have applied the five-step model of the new standard to a selection of contracts within each of our revenue streams and have compared the results to our current accounting practices. Based on this analysis, we do not currently expect a material impact on our consolidated financial statements. We are continuing to evaluate the impact of the new guidance on our consolidated financial statements, and anticipate we will expand our consolidated financial statement disclosures in order to comply with the new ASU. We now anticipate that we will adopt the new standard retrospectively, with recognition of a cumulative effect adjustment on the date of adoption.

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

FORWARD LOOKING STATEMENTS:

The following management’s discussion and analysis contains a number of estimates and predictions that are forward looking rather than based on historical fact. Among other matters, we discuss (i) our level of anticipated revenues, gross margins, and expenses; (ii) the timing of orders and shipments of our existing products, particularly the SQ3000, our 3D automated optical inspection (AOI) system; (iii) the timing of initial revenue and margin improvements from new products that we have under development, that have been recently introduced or that we anticipate introducing in the future; (iv) the amount of anticipated revenue and potential revenue opportunity from recently introduced new products or potential new products we may launch in the future; (v) our beliefs regarding trends in the general economy and its impact on markets for our products and (vi) the impact of currency fluctuations on our operations. Although we have made these statements based on our experience and best estimate of future events, there may be events or factors that we have not anticipated, and the accuracy of our statements and estimates are subject to a number of risks, including those identified in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We have entered into a mutually exclusive agreement to supply KLA-Tencor with high-precision 3D sensor subsystems for its back-end semiconductor packaging inspection systems. We also have entered into an agreement to supply Nordson-YESTECH with high precision 3D sensor subsystems for the SMT market. The sensor subsystems are based on the MRS technology that we have been developing for the past several years. We intend to expand sales of products based on MRS technology into both the SMT market and adjacent markets that require high precision 3D optical inspection. Previously, we disclosed that we have been working with a major new customer for MRS sensors on a general purpose metrology application related to the inspection of finished goods. Although we continue to work with this customer, we do not know whether or not any new orders from this customer will be forthcoming. For this reason, we have not factored any orders from this customer into our third quarter or full year 2017 forecasts.

We have significantly advanced our MRS-enabled 3D sensor technology as part of a research and development initiative aimed at applying our MRS technology to mid-end and front-end semiconductor inspection. As previously reported, features of 50 microns, including devices with mirror-like finishes, are being measured consistently in our research lab, and further progress has been made toward measuring sub-50 micron features. Our MRS technology is now able to inspect cracks and other defects down to 30 microns in wafer dies. This mid-end inspection capability is currently being demonstrated to semiconductor manufacturers, and we believe that significant orders for products based on this technology are possible in 2018. We anticipate that MRS sensor technology will be applicable to front-end semiconductor inspection within the next several years. If this initiative proves to be commercially viable, the available market for our MRS-enabled sensors and products for mid-end and front-end semiconductor inspection could be significant.

Our 3D MRS technology has also been deployed in our 3D AOI system, the SQ3000, which is designed to expand our presence in markets requiring high precision inspection. In these markets, identifying defects has become highly challenging and critical due to smaller electronics packaging and increasing component density on circuit boards. We believe the combination of our MRS technology and sophisticated 3D fusing algorithms allows the SQ3000 to provide microscopic image quality at production speeds. We are particularly encouraged by our growing pipeline of sales opportunities for large projects involving multiple SQ3000 systems. These sales opportunities are being driven by the competitive advantages offered by our 3D MRS technology platform, which is enabling us to capitalize upon the growing demand for high-precision inspection. For this reason, we believe we can continue to expand our share of the rapidly growing worldwide 3D AOI market, and believe that the future sales potential of the SQ3000 is significant.

We have incorporated our MRS technology into a new 3D scanning system, CyberGage®360, which we believe will serve a wide range of inspection applications in the general purpose 3D metrology market. We believe that the unique performance characteristics of our MRS technology, which inhibit reflections and enable very accurate measurements at fast speeds, combined with ease of use, will give CyberGage360 a competitive advantage in the marketplace for 3D scanning systems. The sales cycle for the CyberGage360 remains lengthy as many potential customers are taking longer than originally anticipated to evaluate the potential impact of this disruptive new inspection technology on their product workflows. Consistent with our forecasts, only one CyberGage360 was sold in the second quarter of 2017. However, sales activity is picking up as an order for two systems was received in July 2017, and we anticipate receiving several more orders as the third quarter of 2017 progresses. Later in 2017, a second CyberGage360 system will be introduced that offers greater resolution within a smaller working envelope. The current version of CyberGage360 will continue to be marketed for larger parts. Based upon positive feedback from customer demonstrations and evaluations, we believe CyberGage360 will become an important contributor to our long-term sales growth. Although we are optimistic about future sales of CyberGage360, there can be no assurance that CyberGage360 will achieve widespread market acceptance.

We have continued to invest in our WaferSense/ReticleSense products. In response to ongoing input from semiconductor manufacturers, we are developing additional product offerings for new applications in semiconductor fabs and flat panel display manufacturing. Strong future sales growth is anticipated for the WaferSense/ReticleSense product line.

As stated previously, our quarterly results will continue to fluctuate on a sequential and year-over-year basis, reflecting the pace of new orders and customer acceptances for our 3D products. We ended the second quarter of 2017 with a backlog of $7.3 million, down from $14.7 million at June 30, 2016 and $10.9 million at March 31, 2017. For the third quarter of 2017, we are forecasting revenue of $13.0 million to $15.0 million. Our revenue forecast has been impacted by delayed receipt of pending orders, primarily for SQ3000 systems, totaling approximately $3.0 million. Although it is possible that revenue from these orders could be recognized in the third quarter, given implementation schedules and the time required to obtain customer acceptances, revenue from these pending orders will most likely be recognized in the fourth quarter of 2017. Our ability to post improved year-over-year sales growth is dependent upon timely receipt of customer orders and acceptances for SQ3000 systems. Despite this near-term sales timing issue, we remain very optimistic about CyberOptics future, given the growing acceptance of our suite of MRS-enabled and WaferSense/ReticleSense products, the outlook for mid-end semiconductor inspection, and for gradually growing CyberGage sales.

We believe that we have the resources required to attain our growth objectives, given our available cash and marketable securities balances totaling $22.7 million at June 30, 2017.

Revenues

Our revenues decreased by 12% to $16.4 million in the three months ended June 30, 2017, from $18.6 million in the three months ended June 30, 2016. Revenues decreased by 25% to $28.3 million in the six months ended June 30, 2017, from $37.7 million in the six months ended June 30, 2016. The following table sets forth revenues by product line for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
SMT and High Precision 3D Sensors	$5,635	$6,396	$9,539	$12,604
Semiconductor Sensors	3,153	3,147	5,470	5,264
SMT Inspection Systems	5,848	5,238	10,537	13,990
3D Scanners and Services	1,773	3,850	2,783	5,887
Total	$16,409	$18,631	$28,329	$37,745

Revenue from sales of SMT and high precision 3D sensors decreased by $761,000 or 12% to $5.6 million in the three months ended June 30, 2017, from $6.4 million in the three months ended June 30, 2016. Revenue from sales of this product line decreased by $3.1 million or 24% to $9.5 million in the six months ended June 30, 2017, from $12.6 million in the six months ended June 30, 2016. The revenue decreases resulted from reduced sales of legacy 2D LaserAlign sensors, offset in part by higher sales of 3D MRS-enabled sensors. Sales of 2D LaserAlign sensors in the three and six months ended June 30, 2016 were driven by one longstanding OEM customer who experienced a significant increase in sales of its products that incorporate our sensors during those periods. Sales of SMT and high precision 3D sensors are dependent on the success of our OEM partners selling products that incorporate our sensors. Quarterly sales of SMT and high precision 3D MRS enabled sensors are prone to significant fluctuations, both sequentially and on a year-over-year basis.

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

Revenue from sales of semiconductor sensors, principally our WaferSense® and ReticleSense® product line totaled $3.2 million in the three months ended June 30, 2017, approximately the same as the three months ended June 30, 2016. Revenue from sales of semiconductor sensors increased by $206,000 or 4% to $5.5 million in the six months ended June 30, 2017, from $5.3 million in the six months ended June 30, 2016. The sales increases were due to increased customer awareness and improved account penetration at major semiconductor manufacturers and capital equipment suppliers. We anticipate that the benefits from growing market awareness and new product introductions will lead to additional WaferSense® and ReticleSense® sales in future periods.

Revenue from sales of SMT inspection systems increased by $610,000 or 12% to $5.8 million in the three months ended June 30, 2017, from $5.2 million in the three months ended June 30, 2016. Revenue from sales of SMT inspection systems decreased by $3.5 million or 25% to $10.5 million in the six months ended June 30, 2017, from $14.0 million in the six months ended June 30, 2016. The revenue increase in the three months ended June 30, 2017 was due to higher sales of SQ3000 3D AOI systems. The steadily growing acceptance of the SQ3000 is being generated by the competitive advantages of our 3D MRS technology platform, which is enabling us to capitalize upon strong worldwide demand for high-precision inspection. The revenue decrease in the six months ended June 30, 2017 resulted from the lack of sales of MX600 memory module inspection systems. There were no sales of the MX600 in the six months ended June 30, 2017, compared to MX600 sales of $2.9 million in the six months ended June 30, 2016.

We believe a growing number of companies are transitioning from 2D AOI to 3D AOI systems to meet the increasingly demanding inspection requirements of the electronics and industrial markets. We believe sales of our new 3D MRS enabled AOI products will represent an increasing percentage of our total AOI and solder paste inspection (SPI) product sales in the future. We expect that the competitive advantages of our unique 3D MRS technology will provide us with an opportunity to capture significant market share in the 3D AOI systems market.

Revenue from sales of 3D scanners and services decreased by $2.1 million or 54% to $1.8 million in the three months ended June 30, 2017, from $3.9 million in the three months ended June 30, 2016. Revenue from sales of 3D scanners and services decreased by $3.1 million or 53% to $2.8 million in the six months ended June 30, 2017, from $5.9 million in the six months ended June 30, 2016. The revenue decreases were due to reduced sales of computed tomography or X-ray scanning (CT) systems. In the three and six months ended June 30, 2016, approximately $2.5 million of X-ray scanning systems were sold as a result of a single large order from one customer. We believe our future revenue growth from sales of 3D scanners and services will be determined in large part by market acceptance of our new CyberGage®360 3D scanning system.

Export revenue totaled $12.1 million or 74% of total revenue in the three months ended June 30, 2017, compared to $15.1 million or 81% of total revenue in the three months ended June 30, 2016. Export revenue totaled $21.5 million or 76% of total revenue in the six months ended June 30, 2017, compared to $31.3 million or 83% of total revenue in the six months ended June 30, 2016. Most of the large transactions that drove our strong revenue in the three and six months ended June 30, 2016 were export sales. As result, export revenue as a percentage of total revenue was lower in the three and six months ended June 30, 2017, when compared to the three and six months ended June 30, 2016.

Cost of Revenues and Gross Margin

Cost of revenues decreased by $1.8 million or 17% to $8.7 million in the three months ended June 30, 2017, from $10.5 million in the three months ended June 30, 2016. Cost of revenues decreased by $6.5 million or 30% to $15.2 million in the six months ended June 30, 2017, from $21.7 million in the six months ended June 30, 2016. The decrease in cost of revenues was mainly due to the corresponding revenue decreases in the three and six months ended June 30, 2017. Our sales mix was also more favorable in the three and six months ended June 30, 2017, with higher margin products constituting a greater portion of our total revenue. Items included in cost of revenues that fluctuate with the level of sales include raw materials, direct labor and factory overhead costs.

Total gross margin as a percentage of revenue was 47% in the three months ended June 30, 2017, compared to 44% in the three months ended June 30, 2016. Total gross margin as a percentage of revenue was 46% in the six months ended June 30, 2017, compared to 43% in the six months ended June 30, 2016. The improvement in gross margin percentage was mainly due to a change in product mix. Sales of our new 3D MRS sensors, SQ3000 3D AOI products and WaferSense/ReticleSense products, which have higher gross margins than some of our older products, constituted a larger portion of our total revenue in the three and six months ended June 30, 2017, when compared to the three and six months ended June 30, 2016. The X-ray scanning systems sold in larger quantities in the three and six months ended June 30, 2016 also generated a lower gross margin percentage than some of our other products.

Our markets are highly price competitive, particularly the electronic assembly market, resulting in continual pressure on our gross margins. We compensate for pricing pressure by introducing new products with more features and improved performance and through manufacturing cost reduction programs. Sales of many products that we have recently introduced or are about to introduce, including our CyberGage®360 3D scanning system, SQ3000 3D AOI products, 3D MRS sensors and WaferSense/ReticleSense sensor products have, or are expected to have, more favorable gross margins than many of our existing products.

We anticipate that our total gross margin percentage in the third quarter of 2017 will be comparable to the second quarter of 2017.

Operating Expenses

Research and development expenses were $2.0 million or 12% of revenue in the three months ended June 30, 2017, compared to $2.1 million or 11% of revenue in the three months ended June 30, 2016. Research and development expenses were $3.9 million or 14% of revenue in the six months ended June 30, 2017, compared to $4.1 million or 11% of revenue in the six months ended June 30, 2016. The reduction in research and development expenses was due to lower bonus accruals and lower expenditures for engineering proto-types. Current research and development expenditures are primarily focused on continued development of our MRS technology and related products, including 3D sensor subsystems, enhancements to the SQ3000 3D AOI system and the CyberGage®360 3D scanning system. In addition, research and development remains underway to determine the applicability of our MRS sensor technology to mid-end and front-end semiconductor inspection.

Selling, general and administrative expenses were $4.1 million or 25% of revenue in the three months ended June 30, 2017, compared to $4.0 million or 22% of revenue in the three months ended June 30, 2016. Selling, general and administrative expenses were $8.0 million or 28% of revenue in the six months ended June 30, 2017, compared to $7.5 million or 20% of revenue in the six months ended June 30, 2016. The increase in selling, general and administrative expenses was due to additional investment in marketing programs, and for additional sales and marketing personnel to support anticipated future sales growth. These cost increases were offset in part by lower incentive compensation expenses due to reduced levels of revenue and profitability. Stock compensation expense was also lower in the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016.

We anticipate that total operating expenses in the third quarter of 2017 will be comparable to the second quarter of 2017.

Interest Income and Other

Interest income and other includes interest earned on investments and gains and losses associated with foreign currency transactions, including intercompany financing transactions associated with our subsidiaries in the United Kingdom, Singapore and China. Because we maintain our investments in instruments designed to avoid risk of loss of principal, we have generated very little interest income in the current interest rate environment. We recognized losses from foreign currency transactions, primarily intercompany financing transactions, of $50,000 in the three months ended June 30, 2017compared to a gain of $97,000 in the three months ended June 30, 2016. We recognized losses from foreign currency transactions, primarily intercompany financing transactions, of $155,000 in the six months ended June 30, 2017 compared to a gain of $3,000 in the six months ended June 30, 2016.

Income Taxes

We recorded income tax expense of $539,000 in the three months ended June 30, 2017, compared to $44,000 in the three months ended June 30, 2016. We recorded income tax expense of $126,000 in the six months ended June 30, 2017, compared to $87,000 in the six months ended June 30, 2016. During the fourth quarter of 2016, we substantially reduced the valuation allowances recorded against our United States and Singapore based deferred tax assets, primarily due to significant improvement in our operating results and financial outlook. In the six months ended June 30, 2017, our income tax provision primarily reflects a 32.5% effective income tax rate and excess tax benefits from employee share-based payments. Effective January 1, 2017, we adopted Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires recognition of excess tax benefits or tax deficiencies from employee share-based payments in income tax expense or benefit as a discrete item in the reporting period in which they occur. In the three months ended June 30, 2017, the recognized excess tax benefit from employee share-based payments was inconsequential. In the six months ended June 30, 2017, we recognized a $208,000 excess tax benefit from employee-share based payments. Income tax expense in the three and six months ended June 30, 2016, included U.S. federal alternative minimum taxes, minimal state income tax expense and foreign income tax expense incurred by our subsidiaries in the United Kingdom and China.

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

Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, our experience with loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, we first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions where we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. Finally, we considered both our near-term and long-term financial outlook. After considering all available evidence both positive and negative, we concluded that recognition of valuation allowances for substantially all of United States and Singapore based deferred tax assets was not required at June 30, 2017.

We do not expect to make significant income tax payments for the foreseeable future due to our available federal net operating loss carryforwards and federal research and development tax credit carryforwards.

Backlog

Backlog totaled $7.3 million at June 30, 2017, $10.2 million at December 31, 2016 and $14.7 million at June 30, 2016. Our products are typically shipped two weeks to two months after receipt of an order. However, in some instances, our OEM customers may place orders for shipment of products covering periods of six months or longer. Sales of some SMT inspection system products may require customer acceptance due to performance or other acceptance criteria included in the terms of sale. For these SMT product sales, revenue is recognized at the time of customer acceptance. Our backlog at any time may vary significantly based on the timing of orders from OEM customers. Accordingly, backlog may not be an accurate indicator of performance in the future.

Liquidity and Capital Resources

Our cash and cash equivalents decreased by $3.4 million in the six months ended June 30, 2017, principally resulting from $3.0 million of cash used in operating activities, purchases of fixed assets and capitalized patent costs totaling $595,000 and purchases of marketable securities totaling $3.7 million. Cash used for these activities was offset in part by sales and maturities of marketable securities totaling $3.5 million and proceeds of $321,000 from stock option exercises. Our cash and cash equivalents fluctuate in part because of sales and maturities of marketable securities and investment of cash balances in marketable securities, and from other sources of cash. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity than cash balances alone. Combined balances of cash and marketable securities decreased by $3.2 million to $22.7 million as of June 30, 2017 from $25.9 million as of December 31, 2016.

Operating activities used $3.0 million of cash in the six months ended June 30, 2017. Cash used in operations included our net income of $881,000. Included in net income are non-cash expenses totaling $1.8 million for depreciation and amortization, provision for doubtful accounts, deferred income taxes, non-cash losses from foreign currency transactions and share-based compensation costs. Changes in operating assets and liabilities using cash in the six months ended June 30, 2017 included an increase in accounts receivable of $2.9 million, an increase in inventories of $4.8 million, an increase in other assets of $56,000 and a decrease in accrued expenses of $1.4 million. Changes in operating assets and liabilities providing cash in the six months ended June 30, 2017 included an increase in accounts payable of $3.2 million and an increase in advance customer payments of $240,000. Accounts receivable increased due to significantly higher sales in the second quarter of 2017, compared to the fourth quarter of 2016. Inventory increased due to additional raw material purchases needed to support anticipated future product sales. Other assets were up slightly due to additional payments for recoverable goods and services taxes and facility lease deposits. Accrued expenses decreased due to payment of accrued 2016 incentive compensation and bonuses. Accruals for incentive compensation and bonuses in 2017 have been considerably lower than accruals in the 2016 periods due to lower levels of revenue and profitability.  Accounts payable were up due to the additional inventory purchases.  Advance customer payments were up due to an increase in deferred warranty revenue and customer deposits.

Investing activities used $810,000 of cash in the six months ended June 30, 2017. Changes in the level of investment in marketable securities, resulting from the purchases, sales and maturities of those securities used $215,000 of cash in the six months ended June 30, 2017. We used $595,000 of cash in the six months ended June 30, 2017 for the purchase of fixed assets and capitalized patent costs.

Financing activities provided $321,000 of cash in the six months ended June 30, 2017 from the exercise of stock options.

At June 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established by some companies for the purpose of establishing off-balance sheet arrangements or for other contractually narrow or limited purposes.

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

There have been no significant changes to our contractual commitments in the six months ended June 30, 2017 or other material commitments for capital expenditures. Purchase commitments for inventory can vary based on the volume of product sales and resulting inventory requirements.

We lease a 50,724 square foot mixed office and warehouse facility built to our specifications in Golden Valley, Minnesota, which functions as our corporate headquarters and primary manufacturing facility. The lease for this space is set to expire in December 2018. We lease a 19,805 square foot mixed office and warehouse facility in Singapore. The lease for our Singapore facility expires in July 2020.

Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding. Included in the purchase obligations category in the table above are purchase orders for inventory purchases under our standard terms and conditions and under negotiated agreements with vendors and utilities. We expect to receive consideration (products or services) for purchase obligations. The purchase obligation amounts do not represent all anticipated purchases in the future, but instead represent only those items for which we are contractually obligated. The majority of our products and services are purchased as needed, with no contractual commitment. Consequently, the amounts in the purchase obligations category of the table above do not provide a reliable indicator of our expected future cash outflows.

Our cash, cash equivalents and marketable securities totaled $22.7 million at June 30, 2017. We believe that on-hand cash, cash equivalents and marketable securities, coupled with anticipated cash flow from operations, will be adequate to fund our cash flow needs for the foreseeable future, including the contractual obligations set forth in the table above.

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

As of June 30, 2017, we did not have any open foreign exchange forward contracts to hedge our exposure to fluctuations in foreign currency exchange rates. We recognized a loss from foreign currency transactions, primarily intercompany financing transactions, of $155,000 in the six months ended June 30, 2017. The loss from foreign currency transactions was primarily caused by a weaker U.S. dollar in relation to the Singapore dollar and the British pound sterling. Balance sheet related foreign currency translation adjustments are recorded in accumulated other comprehensive loss, a component of shareholders’ equity, and do not impact our net income.

Interest Rate Risk

We invest excess funds not required for current operations in marketable securities. Our investments in marketable securities consist of U.S. Government or U.S. Government agency securities, various tax exempt securities or certain approved corporate instruments with maturities of five years or less. The average maturity of securities in our investment portfolio does not exceed 18 months. We also hold an investment in a certain specified marketable equity security. As of June 30, 2017, our portfolio of marketable securities had an approximate weighted average effective maturity of 1.2 years. All marketable securities are classified as available for sale and carried at fair value. We estimate that a hypothetical 1% increase in market interest rates would result in an approximate $180,000 decrease in the market value of our portfolio of marketable securities. If such a rate increase occurred, our net income would only be impacted if securities were sold prior to maturity.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

*4.1	CyberOptics Corporation Amended Non-Employee Director Stock Plan
31.1:	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes Oxley Act of 2002
31.2:	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes Oxley Act of 2002
32:	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101:

Financial statements formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Interim Condensed Consolidated Financial Statements.

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

Dated: August 7, 2017

