Form 10-K
period 2017-12-31
CYBEROPTICS CORP
filed 2018-03-09
CIK 768411

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange

Act of 1934 for the Year Ended December 31, 2017.

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $140,462,271.

As of February 28, 2018, there were 6,984,686 shares of the registrant’s Common Stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The responses to Part III items 10, 11, 12, 13 and 14 herein are incorporated by reference to certain information in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 10, 2018.

1

CYBEROPTICS CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2017

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Background

CyberOptics Corporation was founded in 1984 and is a leading global developer and manufacturer of high precision sensing technology solutions. Our headquarters are located at 5900 Golden Hills Drive in Golden Valley, Minnesota. Our website address is www.cyberoptics.com. You can access, free of charge, our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any other amendments to those reports, at our website, or at the Commission’s website at www.sec.gov. Proxy materials for our upcoming 2018 annual shareholders meeting to be held on May 10, 2018 will be available electronically via the internet at the following address: http://www.idelivercommunications.com/proxy/cybe/.

As a leading global developer and manufacturer of high precision 3D sensors, our strategy is to leverage our 3D sensor technologies in our key vertical markets that consist of the surface mount technology (SMT), semiconductor and metrology markets. We also intend to capitalize on significant growth opportunities in the emerging advanced packaging market. A key element of our strategy is to deliver profitable growth through the continued sale and development of new high precision 3D sensors based on our proprietary Multi-Reflection Suppression (MRS) technology.  We believe that our MRS technology is a breakthrough 3D optical technology for high-end inspection and metrology with the potential to significantly expand our markets.

Our products are used in the SMT, semiconductor and metrology markets to significantly improve our customers' manufacturing yields and productivity, and to assist our customers in meeting their rigorous demands for manufacturing quality. Our products use a variety of proprietary technologies such as lasers, optics and machine vision, combined with software, electronics and mechanical design. Our products help manufacturers solve their most complex manufacturing challenges by providing them with key metrics related to their manufacturing processes, thereby allowing them to improve production volumes, yields and product quality.

The majority of our revenues (63% in 2017) is derived from products we develop and sell for use in SMT electronic circuit board assembly or with equipment used in SMT electronic circuit board assembly. We sell products in these markets both as sensor components that are incorporated into products manufactured by other companies for sale to circuit board assembly companies, and as complete stand-alone inspection systems that are sold directly to circuit board assembly companies.

We manufacture 3D and 2D optical sensors for use in our own proprietary inspection system products and for sale to original equipment manufacturers (OEMs), system integrators and end customers in the SMT, semiconductor and metrology markets. We sell high-precision 3D sensors to KLA-Tencor for use in systems that inspect back-end semiconductor packaging. We also sell high-precision 3D sensors to Nordson-YESTECH for use in systems that inspect circuit boards. Our SMT electronic assembly alignment sensor products are sold to manufacturers of pick-and-place machines to align electronic surface mount components during placement on the circuit board and to a solder paste screen printer company to align stencils with circuit boards. We also sell sensors to OEMs for solder paste inspection (SPI) systems used in the SMT market.

Our inspection system products are primarily sold to manufacturers of SMT electronic circuit boards to control quality as in-line systems. These products are used by manufacturers to measure screen printed solder paste, to inspect circuit boards and components after component placement, to confirm proper placement after full assembly of circuit boards and to inspect solder joints on printed circuit boards. Manufacturers of DRAM and Flash Memory use our inspection system products to inspect assembly of their memory modules. Increasingly, our inspection system products are being used for inspection and metrology in the areas of advanced packaging, complex mobile device and automotive applications.

Our semiconductor products, primarily our WaferSense® family of products, assist with yield improvement and tool uptime in the semiconductor wafer fabrication process and flat panel display manufacturing by providing highly accurate measurements of critical process factors. These measurements are impossible or very difficult to obtain without powering down the process equipment. Customers which use our products have better yields, through-put and tool up-time. Our products are more accurate when compared to the various manual techniques historically used by semiconductor manufacturers to obtain critical wafer fabrication process measurements.

We have continued to invest in our WaferSense® family of products. In response to ongoing input from semiconductor and flat panel display manufacturers, we are developing additional products that can be used in semiconductor fabs and flat panel display factories. Strong future sales growth is anticipated for the WaferSense® family of products.

Manufacturers in a wide variety of industries can use our inspection system products as in-line or off-line metrology tools to capture surface data to help solve their most complex manufacturing and product quality challenges. Our 3D scanning and metrology services scan, model and inspect objects of all sizes and complexity for customers who do not have their own metrology equipment.

Our ability to implement our strategy effectively is subject to numerous uncertainties and risks, including the risks identified in Item 1A of this Annual Report on Form 10-K. There can be no assurance that our strategy will be successful.

Multi-Reflection Suppression Technology

A key element in our strategy is the development of new high precision 3D sensors based on our proprietary MRS technology. Our recent and planned product introductions are designed to strengthen our competitive position in our current markets and expand into adjacent markets. We believe 3D inspection and metrology represent a high-growth segment for both the SMT and semiconductor capital equipment markets. We also see significant growth opportunities for 3D measurement and inspection in the emerging market for advanced packaging applications. We believe that MRS is a break-through optical technology for high-end inspection and metrology. Unlike competing technologies, our MRS technology has the ability to inhibit reflections and provide microscopic quality images at production line speeds.

Challenges with shrinking transistor dimensions is shifting the burden to 3D stacking of chips. As a result, advanced semiconductor packaging is expected to grow rapidly in the next 5 to 10 years. Micro electromechanical systems devices (MEMS) are now being used for many advanced applications. Yield challenges with these products are driving the need for inspection and metrology. We are seeing a growing number of opportunities in the markets for our SMT and semiconductor products because our 3D MRS technology platform is well suited for many of these applications, particularly advanced packaging and complex mobile devices. We are introducing new products based on our MRS technology that we believe will allow us to capitalize on these opportunities and significantly increase our revenues in the future.

We have significantly advanced our MRS-enabled 3D sensor technology as part of a research initiative aimed at applying our 3D MRS technology to mid-end and front-end semiconductor inspection and the emerging advanced semiconductor packaging market. Our MRS technology is now able to inspect cracks and other defects as small as 30 microns in wafer dies, which is suitable for many mid-end semiconductor and advanced packaging inspection and metrology applications. We are currently demonstrating this technology to semiconductor manufacturers, and we believe that initial sales of products based on MRS-enabled technology with the ability to conduct mid-end semiconductor inspections are possible before the end of 2018.

We have entered into a mutually exclusive agreement to supply KLA-Tencor with high-precision 3D sensor subsystems for its back-end semiconductor packaging inspection systems. We also have entered into an agreement to supply Nordson-YESTECH with high precision 3D sensor subsystems for its inspection systems serving the SMT market. The sensor subsystems are based on the MRS technology that we have been developing for the past several years. We intend to expand sales of products based on our MRS technology in the SMT, semiconductor and metrology markets, including inspection and metrology for advanced packaging applications, through new OEM partners, system integrators and direct sales to end-user customers.

Our 3D MRS technology has also been deployed in our 3D automated optical inspection (AOI) system, the SQ3000, which is designed to expand our presence in markets requiring high precision inspection. In these markets, identifying defects has become highly challenging and critical due to smaller electronics packaging and increasing component density on circuit boards. We believe the combination of our proprietary MRS technology, sophisticated 3D fusing algorithms and precision optics allows us to offer microscopic image quality at production speeds. We recognized our initial revenues from sales of the SQ3000 in the second quarter of 2015. We believe our MRS technology provides significant competitive advantages over conventional technologies used in the semiconductor and circuit board inspection and metrology markets.

We have recently introduced two new metrology products that incorporate our 3D MRS sensor technology, CyberGage360®, which was launched in the second half of 2016, and SQ3000™ 3D CMM, which was launched in the second half of 2017. We believe that both of these products will be able to address many inspection and metrology applications in the SMT, semiconductor and general industrial markets. Our sales of CyberGage360® and SQ3000™ 3D CMM to date have been minimal. However, we believe future sales of these products could be significant, based upon positive feedback from customer product evaluations. Notwithstanding the positive feedback from prospective customers, there can be no assurance that these products will ever achieve widespread market acceptance in any of our served markets.

OPERATIONS AND PRODUCTS

We develop, manufacture and sell intelligent, non-contact sensors and systems for process control, inspection and metrology. Our product offerings are sold to OEMs, system integrators and end-user customers in the SMT circuit board assembly, semiconductor and general industrial metrology markets. Our OEMs and system integrators incorporate our sensor offerings into capital equipment serving these industries. We also sell sensors and stand-alone inspection systems directly to end-users. We provide services for 3D scanning and metrology for those customers who cannot justify the purchase of their own 3D scanning and metrology equipment, or need services for special projects.

Our principal products are used by manufacturers to increase operating efficiencies and yields, and to assist them in meeting rigorous demands for product quality. In addition to proprietary hardware designs that combine precision optics, various light sources and multiple detectors, our products incorporate software that controls the hardware and filters and converts raw data into application specific information. Our 3D scanning and metrology services help manufacturers quickly solve their most complex 3D inspection, analysis and product engineering challenges, allowing them to improve product yields and quality.

High Precision 3D and 2D Optical Sensors

We manufacture high precision sensors for use in the SMT, semiconductor and metrology markets. We sell our sensors to OEMs, system integrators and end customers and for use in our own stand-alone inspection system and metrology products. Although most of our revenue from sensor sales has historically come from our alignment sensors, we recently began selling 3D MRS subsystems to OEM's for integration into their own proprietary stand-alone products serving the SMT and semiconductor markets. We also have integrated our 3D MRS sensor technology into our own stand-alone products for 3D inspection and metrology.

In February 2015, we entered into a mutually exclusive agreement to supply KLA-Tencor with high-precision 3D MRS sensor subsystems for its back-end semiconductor packaging inspection systems. We have an agreement to supply Nordson-YESTECH with high-precision 3D MRS sensor subsystems for the SMT market. We intend to negotiate agreements for sale of these sensors to other OEMs, system integrators and end-users, and to deploy them in our next generation inspection system and metrology products. We also have developed a strobe inspection module (SIM) that features extremely fast image acquisition and low false call rates in 2D applications. We use the SIM in our 2D AOI products, including our QX family of products and the MX600 product that is used for post-singulation inspection of memory modules.

We believe that a strategy of developing and selling complete inspection systems and metrology products to end-users provides us with valuable customer input in the markets we currently serve, and allows us to refine the sensors and sensor subsystems for these markets and adjacent markets. At the same time, sales to OEMs allow us to capitalize on our strengths in optical physics, sensor design and software algorithm development. We believe that the resulting sensor products and subsystems are unique and add significant value to the products of our OEM customers.

3D MRS Sensors

Our 3D MRS sensors are used in our stand-alone inspection system and metrology products serving the SMT, semiconductor and metrology markets. We also sell our 3D MRS sensors to OEM customers serving the SMT and semiconductor markets. Our 3D MRS sensors also have potential applications for inspection and metrology in the semiconductor mid-end and advanced packaging markets.

Our high precision 3D sensors are based on commercially available cameras, digital light projectors and other hardware components, combined with our proprietary MRS technology, 3D fusing algorithms and precision optics. We believe the combination of these elements allows our sensor to capture microscopic quality images at production speeds. Revenue from shipments of high precision 3D MRS sensor subsystems to OEM's accounted for 8% of our revenues in 2017, 6% of our revenues in 2016 and 4% of our revenues in 2015.

Strobe Inspection Modules (SIM)

We also design and manufacture 2D sensors based on our strobe inspection module (SIM) technology and proprietary Autonomous Image Interpretation (Ai2) software for automated optical inspection. These sensors are based on a proprietary hardware design utilizing a strobed based lighting concept for extremely fast image acquisition. We deploy these sensors in our family of 2D AOI inspection systems which, we believe, offer an industry leading level of low false call performance at fast in-line production speeds. We also utilize this technology in our MX600 system for post-singulation inspection of memory modules. To date our use of the SIM technology has been limited to our own 2D AOI offerings for SMT. Our SIM technology can be used for a variety of inspection tasks outside of traditional SMT applications, including inspecting for completeness and accuracy at the end of line final assembly.

SMT Electronic Assembly Alignment Sensors

Our SMT electronic assembly alignment sensor products are a family of alignment sensors that are customized and incorporated into the equipment manufactured by our customers for use in SMT circuit board assembly. We work closely with our OEM customers to integrate sensors into their equipment.

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

The LaserAlign sensor is offered in several different configurations to satisfy the requirements of the machines on which it is used. Revenue from product shipments of LaserAlign sensors has been a principal contributor to our revenue during the past five years and accounted for 15% of our revenue in 2017, 12% of our revenue in 2016 and 14% of our revenue in 2015.

InPrinter Inspection Camera. The InPrinter Inspection Camera, which is mounted directly in DEK brand screen printers manufactured by ASM Pacific Technology Ltd., is used to identify fiducial markings on a circuit board to ensure accurate board registration prior to placement of solder paste, as well as to provide an upgraded capability for 2D solder paste and stencil inspection. Revenue from shipments of the InPrinter Inspection Camera accounted for 4% of our revenue in 2017, 3% of our revenue in 2016 and 5% of our revenue in 2015.

3D Solder Paste Inspection (SPI) Sensors

We manufacture custom designed 3D SPI sensors for use in our own family of SPI systems. We also sell our 3D SPI sensors to Viscom GmbH for use in their SPI platforms. Sales of 3D SPI sensors to Viscom accounted for minimal revenues in each of 2017,  2016 and 2015.

Inspection System Products

Our inspection system products are primarily used in the semiconductor and SMT electronic assembly industries for process control, inspection and metrology. These systems are sold to end-user manufacturing customers that use them in a production line or alongside a production line to maintain process and quality control. Our products incorporate our proprietary 3D and 2D optical sensors, off the shelf, translation or robotics hardware and conveyors and complete computer systems or processors with internally developed software.

Automated Optical Inspection (AOI) Products

We have been selling AOI products for well over a decade and have continued to develop and improve our AOI offerings since inception. These products are typically used to inspect circuit boards after component placement to determine whether all components have been placed correctly, and to measure the quality of solder joints after reflow. These products can also be used for inspection and metrology in the advanced packaging market, and for certain industrial metrology applications.  Revenue from shipments of our AOI products accounted for 23% of our revenues in 2017, 32% of our revenues in 2016 and 20% of our revenues in 2015.

SQ3000. Our first 3D AOI system, the SQ3000, is designed to expand our presence in markets requiring high precision inspection. Identifying defects on circuit boards has become highly challenging and critical due to smaller electronics packaging and increasing component density, combined with smaller and more complex solder joints. We believe there are a growing number of opportunities for the sales of SQ3000 in the semiconductor inspection and metrology markets, particularly for advanced packaging, MEMS and complex mobile device applications. We believe our 3D MRS sensor technology is uniquely suited for many of these applications because of its ability to offer microscopic image quality and superior measurement performance at production line speeds. The SQ3000 is also available in versions that can accommodate dual production lanes and larger circuit board sizes. We recognized our initial revenues from sales of the SQ3000 in the second quarter of 2015. Sales of the SQ3000 accounted for 18% of our revenues in 2017, 12% of our revenues in 2016 and 8% of our revenues in 2015.

QX600 and QX150i. Our next generation 2D QX600 and QX150i AOI systems feature our SIM sensor technology and advanced Ai2 software which, we believe, offer an industry leading level of low false call performance. We have invested in significant software enhancements for all of our AOI products that improve set-up and programming time and ease of use for the customer. The QX600 is available in versions that can accommodate dual production lanes and larger circuit board sizes.

QX100i. We market our 2D QX100i AOI system for production lines requiring extremely fast inspection speeds. These products also feature our SIM sensor technology and advanced Ai2 software. The QX100i does not offer the resolution capability of the QX600 or QX150i, but instead was designed to provide the fastest AOI inspection times currently available in the market and also an industry-leading level of low false call performance.

QX250i. Our new 2D QX250i AOI system features our SIM sensor technology and advanced Ai2 software. The QX250i features two sensors that allows for both top and bottom side inspection of a circuit board.

MX600. Our MX600 system utilizes our SIM sensor technology and Ai2 software and is used for post-singulation inspection of memory modules. In 2016, we recognized $5.7 million of revenue from sales of this product to one of the world’s top four memory manufacturers. We recognized no revenue from sales of this product in 2017, and a small amount of revenue in 2015. We believe that additional MX600 orders could be received in future periods.

Solder Paste Inspection (SPI) Products

We have been selling in-line 3D solder paste measurement machines for over a decade and have continued to develop and improve our SPI family of products since their introduction. Revenue from shipments of our SPI products accounted for 11% of our revenues in 2017, 9% of our revenues in 2016 and 8% of our revenues in 2015.

SE3000. The recently introduced SE3000 is an in-line system solder paste inspection system based on our 3D MRS sensor technology. The SE3000 measures in 3D the amount of solder paste applied to a circuit board after the first step of the SMT circuit board assembly process. Because of the small size of the components that must be placed on each pad of solder paste and the density of components placed on the circuit board, a significant amount of SMT assembly problems are related to the quality of solder paste deposition. Misplaced solder paste or excess or inadequate amounts of paste can lead to improper connections or bridges between leads causing an entire circuit board to malfunction. The SE3000 inspects the height, area and volume of solder paste placed on an entire circuit board at production line speeds and with resolution that allows the SE3000 to measure the smallest chip scale packages and micro ball array component sites. The SE3000 can be integrated into most SMT production lines, providing real time quality control immediately after a printed circuit board leaves the screen printer and before component placement commences. We believe the resolution and measurement performance of the SE3000 is superior to other solder paste inspection products currently available in the market.

SE600. The SE600 is an in-line solder paste inspection system incorporating a dual-illumination sensor that measures in 3D the height, area and volume of solder paste placed on an entire circuit board at production line speeds. The SE600 can be integrated into most SMT production lines.

SE500ULTRA. The SE500ULTRA is an in-line solder paste inspection system incorporating the same proprietary 3D inspection technology as the SE600, but with a single illumination sensor. The SE500ULTRA inspects at faster speeds than the SE600 and is intended for use in high-volume production environments. Because the SE500ULTRA performs inspections at very high speed, it does not provide the same level of resolution and measurement performance as the SE600.

Metrology Products and Services

We have recently introduced two new metrology products that incorporate our 3D MRS sensor technology, CyberGage®360, which was launched in the second half of 2016, and SQ3000™ 3D CMM, which was launched in the second half of 2017. Manufacturers in a variety of industries, including the SMT, semiconductor and consumer electronic industries, can use these products as in-line or off-line metrology tools to capture surface data to help solve their most complex manufacturing and product quality challenges. Our sales of CyberGage360® and SQ3000™ 3D CMM to date have been minimal. Based upon positive feedback from customer product evaluations, we believe future sales of these products could be significant. However, there can be no assurance that these products will ever achieve widespread market acceptance in any of the markets we serve.

We also provide services for 3D scanning and metrology for objects of all sizes and complexity for those customers who do not have their own 3D scanning and metrology equipment, or the in-house capability to scan and measure complex parts. Revenue from sales of metrology products and services accounted for 11% of our revenue in 2017, 13% of our revenue in 2016 and 17% of our revenue in 2015.

Semiconductor Products

Our principal semiconductor products, the WaferSense® family of products, are a series of wireless sensors that provide measurements of critical factors in the semiconductor fabrication process. We designed our WaferSense family of sensors to be used where wafers or reticles are located in semiconductor fabrication to provide measurements of critical factors that are currently impossible or extremely difficult to obtain without powering down the fabrication process equipment. Because the user is not required to break down semiconductor fabrication equipment when using our WaferSense products, significant time is saved and accuracy is increased, compared to the manual techniques currently used by many customers when checking the process parameters measured by our WaferSense products. As a result of WaferSense technology, our customers are able to improve the up-time, through-put and process yield for their semiconductor fabrication equipment. We intend to continue to enhance and expand the WaferSense family of products in the future. We sell our semiconductor products to both OEM and end-user customers through a network of independent sales representatives. Sales of our semiconductor products accounted for 21% of our revenues in 2017, 15% of our revenues in 2016 and 19% of our revenues in 2015.

Automatic Leveling Sensor (ALS). The ALS is a wireless, vacuum-compatible sensor that can be placed in cassettes, FOUPS, on-end effectors, aligners, in-load locks and process chambers used in semiconductor fabrication to ensure that all stations are level and coplanar.

Automatic Gapping Sensor (AGS). The AGS is a gapping tool that measures the gap in three places between the shower head and pedestal in semiconductor process equipment. The amount of gap between the shower head and pedestal can affect uniformity when material is deposited on semiconductor wafers.

Automatic Teaching Sensor (ATS).  The ATS measures X-Y-Z offset from robotic transfers of wafers to the pedestal in semiconductor process equipment. The amount of gap and offset after robotic transfer of wafers to the shower pedestal can affect film thickness and uniformity when material is deposited or etched on semiconductor wafers, impacting quality and product yields.

Automatic Vibration Sensor (AVS). The AVS measures X-Y-Z acceleration for shock and vibration, which can generate wafer particles, scratches or wafer breakage, that reduce yield.

WaferSense Airborne Particle Sensors. The WaferSense airborne particle sensor (APS) allows engineers to efficiently detect and classify particles and their exact sources in a process as wafers are transferred, slit valves are actuated and chambers are cycled, pumped down and purged. The APS is designed to be compatible with front-ends, coater/developer tracks, and deposition and etch equipment.

ReticleSense Airborne Particle Sensor allows users to quickly identify geographic particle sources in reticle environments. The ReticleSense Airborne Particle Sensor is compatible with ASML, Nikon and Canon scanners and can travel the entire reticle path to detect in real-time when and where particles occur. The ReticleSense Airborne Particle Sensor helps our customers exceed manufacturing quality and productivity standards in the Photo Lithography scanner environment.

WaferSense Auto Multi Sensors.  The WaferSense Auto Multi Sensor, an all-in-one wireless real-time device, allows engineers to quickly take leveling, vibration and humidity measurements. Humidity measurements are becoming more important as the use of Fin Field Effect Transistor technology increases among semiconductor manufacturers. The ReticleSense Auto Multi Sensor allows users to quickly take leveling, vibration and humidity measurements in reticle environments.

Markets and Customers

We sell the majority of our products into the SMT electronic circuit board assembly market and the semiconductor market. The value of automation is high in these markets because the products produced have high unit costs and are manufactured at speeds too high for effective human involvement. Moreover, the trend toward smaller electronic devices with higher circuit densities, smaller circuit paths and extremely small components requires manufacturing and testing equipment capable of extremely accurate alignment and multidimensional measurement. Challenges with shrinking transistor dimensions is shifting the burden to 3D stacking of chips. MEMS devices are now being used for many advanced applications. Yield challenges with these products are driving the need for inspection and metrology. We are seeing a growing number of opportunities in the markets for our SMT and semiconductor products because our 3D MRS technology platform is well suited for many SMT and semiconductor product applications. Trends in these markets include further efforts to reduce the cost of the manufacturing process, and to limit human involvement through automation.

The vast majority of our SMT electronic assembly alignment sensors are sold on an OEM basis to Juki Corporation, Kulicke and Sofa and DEK for integration into equipment serving the SMT circuit board assembly market. Our sales to Juki Corporation accounted for 12% of our total revenue in 2017. Viscom purchases our SPI sensors on an OEM basis for integration into their SPI inspection equipment. We believe our arrangement with Viscom will allow us to sell more SPI sensors by better penetrating the European market for SMT inspection equipment. We also have an agreement to supply Nordson-YESTECH with 3D MRS sensor subsystems for the SMT inspection equipment market. We believe our arrangement with Nordson-YESTECH will allow us to better penetrate the SMT market with our 3D MRS sensor offerings.

We sell 3D sensor subsystems on a mutually exclusive basis to KLA-Tencor for use in its semiconductor back-end packaging inspection systems. We have significantly advanced our 3D MRS-enabled sensor technology as part of a research initiative aimed at applying our 3D MRS technology to mid-end and front-end semiconductor inspection and to the emerging semiconductor advanced packaging market. Our MRS technology is now able to inspect cracks and other defects as small as 30 microns in wafer dies, which is suitable for many semiconductor mid-end and advanced packaging inspection and metrology applications. We are currently demonstrating this technology to semiconductor manufacturers, and we believe that initial sales of products based on MRS technology to conduct mid-end semiconductor inspections are possible before the end of 2018. We estimate that the total available market for sales of our 3D MRS sensors to manufacturers of semiconductor inspection equipment will be approximately $15 million in 2018.

The vast majority of our 3D and 2D optical sensors are used in our own SPI and AOI inspection equipment that we sell on a worldwide basis to many of the leading SMT electronic assembly circuit board manufacturers, including end-user customers manufacturing their own circuit boards, original design manufacturers, electronics manufacturing service providers and outsourced semiconductor assembly and test companies, which manufacture cell phones, smart phones, notebook computers, server boards, and other electronic devices. We also sell our SPI and AOI inspection equipment to semiconductor DRAM and SSD memory manufacturers. We anticipate that our AOI inspection equipment will be suitable for many semiconductor advanced packing inspection applications. We estimate that the total available market for sales of SPI and AOI equipment to the SMT and semiconductor advanced packaging inspection markets will be approximately $650 million in 2018.

Our semiconductor products, primarily our WaferSense family of products, are used by process and equipment engineers as non-contact precision measurement tools to optimize the process for production of semiconductor wafers and manufacturing of flat panel displays. Most of the world’s largest manufacturers of semiconductors and semiconductor equipment purchase our WaferSense products. We believe the potential available market for our WaferSense products is significant, and will continue to increase in the future as new product applications are added.

The total available market for metrology equipment, which digitally captures the shape of an object, is very large, diverse and growing as this equipment is deployed increasingly in a wide variety of industries. Our recently introduced CyberGage®360 and SQ3000™ 3D CMM products are able to serve this market as in-line or off-line metrology tools to capture surface data for product engineering and quality assurance. We anticipate that our future sales of these products will be concentrated in our existing markets, including the SMT, semiconductor and consumer electronics markets. Our 3D scanning and metrology services scan, model and inspect objects of all sizes and complexity for customers who do not have their own scanning and metrology equipment.

Export sales represent a large percentage of our total sales because a large portion of the global capacity for electronics assembly and semiconductor production occurs outside the United States. In addition, a significant portion of our export sales include SMT electronic assembly alignment sensors and 3D MRS sensors sold to OEM customers located in Europe and Asia.

The following table sets forth the percentage of total sales revenue represented by total export sales (sales of products into countries other than the United States, including sales delivered through distributors) by location during the past three years:

	December 31,
	2017	2016	2015
Asia	46%	52%	39%
Europe	22%	26%	29%
Other export sales (1)	3%	3%	4%

(1) Includes export sales in the Americas, primarily Canada, Mexico and Latin America.

See Note 13 to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K. Most of our international export sales are negotiated, invoiced and paid in U.S. dollars. We manufacture our inspection system products in Singapore and a portion of our raw material purchases are denominated in Singapore dollars. We also have R&D and sales personnel located in Singapore and sales offices located in other parts of the world. Although currency fluctuations do not significantly affect our revenue, they can impact our costs and influence the price competitiveness of our products and the willingness of existing and potential customers to purchase our products.

Sales and Marketing

A direct sales staff located in Minnesota is responsible for sales of high precision 3D and 2D sensors to OEM customers.

Our sales of AOI and SPI inspection system products occur in all global geographies. Our sales of inspection systems are more heavily concentrated in Asia where a significant portion of the worldwide production capacity for circuit board assembly and semiconductor manufacturing occurs. Our inspection system products are primarily sold through independent sales representatives and distributors managed by direct sales personnel located in Singapore, as well as in the United Kingdom, the United States and China. Our sales and service office in the United Kingdom serves the European market, and we have sales and service team members based in the United States to serve the Americas market. We have sales and service offices in China and Singapore to serve the markets for SMT and semiconductor inspection equipment in Asia. We have agreements with 41 independent sales representatives and distributors which focus on sales and service of our inspection system products to end-user customers. These agreements cover North and South America (13), Europe (14) and China and the rest of Asia (14).

We sell our semiconductor products, primarily our WaferSense family of products to semiconductor fabrication facilities through a separate worldwide sales channel of independent sales representatives and distributors. We also sell our WaferSense products directly to large OEM customers, mainly semiconductor capital equipment manufacturers. We currently have agreements in place or in process with 14 independent sales representatives and distributors which focus on sales and service for our WaferSense products. These agreements cover the United States (4), Europe (3) and the Asia-Pacific (7). Our sales to OEM customers and our worldwide network of independent sales representative and distributors are managed by direct sales personnel located in the United States and Asia.

We also are working to establish a separate worldwide sales channel for our metrology products. We currently have agreements in place with 30 independent sales representatives and distributors which focus on sales and service for our metrology products, including CyberGage®360 and SQ3000™ 3D CMM. These agreements cover the Americas (13), Europe (8) and the Asia-Pacific (9). We also sell our 3D scanning and metrology products to end-user customers through a direct sales staff located in Minnesota. Some of our global channel partners for our inspection system and semiconductor products also market our CyberGage®360 and SQ3000™ 3D CMM products.

We market our products through appearances at industry trade shows, advertising in industry journals, articles published in industry and technical journals and on the Internet. In addition, we have marketing arrangements with certain key customers that serve as highly visible references. We support our sales efforts by utilizing internet-based search engine marketing programs to generate leads from prospects who have expressed interest in obtaining the types of products and services that we offer.

Backlog

Product backlog was $11.4 million at December 31, 2017, compared to $10.2 million at December 31, 2016 and $15.0 million at December 31, 2015. Our products are typically shipped two weeks to two months after the receipt of an order. Sales of some inspection system products may require customer acceptance due to performance or other acceptance criteria included in the terms of sale. For these product sales, revenue is recognized at the time of customer acceptance. Although our business is generally not of a highly seasonal nature, sales may vary based on the capital procurement practices in the SMT electronics assembly, general industrial manufacturing and semiconductor fabrication industries. For example, production capacity expansion in the SMT electronics assembly industry for anticipated holiday or back to school demands can result in higher levels of sales in our second and third quarters. However, we are not able to quantify with any level of precision the impact of these events on our sales in any given quarterly period, and any seasonal cyclicality is often masked by more dramatic changes in demand caused by the normal volatility in electronics and semiconductor markets that are associated with changes in the economy. Our scheduled backlog at any time may vary significantly based on the timing of orders from OEM customers. Accordingly, backlog may not be an accurate indicator of performance in the future.

Research and Development

We differentiate our products primarily on the basis of customer benefits afforded by the use of innovative and proprietary technology and on our ability to combine several different technological disciplines to address industry and customer needs. In addition, we actively seek ongoing strategic customer relationships with leading product innovators in both our existing and new markets. We actively investigate the needs of, and seek input from, these customers to facilitate the adoption of current innovative technologies and to identify opportunities to improve manufacturing processes.

We commit substantial resources to the development of important next-generation technologies that, we believe, will position us to be a global technology leader in high precision 3D sensors and capture additional market share in our key vertical markets of SMT, semiconductor and 3D scanning and metrology. We maintain our commitment to research and development and product development even during periods when strong demand in the markets for our products does not exist. During the past three years, research and development efforts have been focused on a number of activities that are critical to our future growth and success, including the following:

•

We have developed new high precision 3D sensors based on our proprietary MRS technology. MRS is a high speed metrology grade 3D measurement technology using commercially available components, combined with proprietary algorithms and precision optics. MRS technology solves many of the reflecting issues impacting all triangulation sensor technologies. In addition to developing 3D MRS sensors for our own stand-alone inspections system products, we also have developed 3D MRS based sensors for use in semiconductor back-end packaging inspection systems manufactured by KLA-Tencor.

•

We have significantly advanced our MRS-enabled 3D sensor technology as part of a research initiative aimed at applying our 3D MRS technology to mid-end and front-end semiconductor inspection and the emerging semiconductor advanced packaging market. Our MRS technology is now able to inspect cracks and other defects as small as 30 microns in wafer dies, which makes our 3D MRS technology suitable for many mid-end semiconductor and advanced packaging inspection and metrology applications. The ability of our MRS technology to conduct mid-end semiconductor inspections is an important milestone in our effort to make MRS-enabled 3D sensor technology applicable to front-end semiconductor inspection in the next two to four years.

10

•

We have continued development of our first 3D AOI system, the SQ3000. This system is designed to expand our presence in markets requiring high precision measurement and inspection. Identifying defects on circuit boards has become highly challenging and critical due to smaller electronics packaging and increasing component density, combined with smaller and more complex solder joints. The SQ3000 is suitable for many advanced packing inspection applications. We believe our MRS technology provides us with significant competitive advantages due to its ability to offer microscopic image quality at production line speed.

•

We have continued development of our system for post-singulation inspection of memory modules, the MX600. This system is based on our 2D SIM sensor technology and Ai2 image recognition software. The inspection requirements for this system are similar to AOI requirements for circuit board production. In 2016, we recognized $5.7 million of revenue from sales of this product to one of the world’s top four memory manufacturers. In 2017, we did not recognize any revenues from sales of the MX600. However, because we believe the MX600 system offers superior speed, inspection performance and a low level of false calls, we expect to sell MX600 systems in future years.

•

We have incorporated our MRS technology into two new metrology products, CyberGage®360, which was launched in the second half of 2016, and SQ3000™ 3D CMM, which was launched in the second half of 2017. Manufacturers in a variety of industries, including SMT, semiconductor and consumer electronics, can use these products as in-line or off-line metrology tools to help solve complex manufacturing and product quality challenges.  We have not sold a significant number of CyberGage®360 and SQ3000™ 3D CMM products to date.  However, based upon positive feedback from customer product evaluations, we believe future sales of these products could be significant.

•

We have continued development of our WaferSense line of products. We have developed new offerings for advanced particle measurement, and have developed a line of multi-purpose sensors that measure leveling, vibration and humidity in an all-in-one wireless real-time device. We also have started to develop new products for use in flat panel display manufacturing.

Research and development expenses were $8.0 million or 15% of revenue in 2017, $8.0 million or 12% of revenue in 2016 and $7.6 million or 18% of revenue in 2015. Research and development expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. Research and development resource utilization is centrally managed based on market opportunities and the status of individual projects.

Manufacturing

All of our 3D and 2D optical sensors, SMT alignment sensors, WaferSense semiconductor sensor products and CyberGage®360 3D scanning systems are assembled at our Minneapolis, Minnesota headquarters facility. Our inspection systems and SQ3000™ 3D CMM products are assembled in Singapore. Much of our product manufacturing, which is primarily circuit board manufacturing, lens manufacturing and metal parts production, is performed by outside contractors. Our production personnel inspect incoming parts, perform final assembly, calibrate and perform final quality control testing of finished products. Our products are not well suited for the large production runs that would justify the capital investment necessary for complete internal manufacturing.

A variety of components used in our products are available only from single sources and involve relatively long order cycles, in some cases up to six months. We believe we have identified alternative assembly contractors for most of our sub-assemblies. Use of those alternative contractors could require substantial rework of the product designs, resulting in periods during which we could not satisfy customer orders. An actual change in such contractors would likely require a period of training and testing.

Accordingly, an interruption in a supply relationship or reduced production capacity experienced by one or more of such contractors could result in the inability to deliver one or more of our products for a period of several months. To help prevent delays in the shipment of our products, we maintain in inventory, or on scheduled delivery from suppliers, components that we believe will be sufficient to meet forecasted demand, often times for a minimum of six months.

Competition

We face competition from a number of companies in the machine vision, image processing and inspection systems markets, many of which are larger and have greater financial resources than we do. However, we believe our current and planned products offer advantages from competing products in terms of price and suitability for specific applications.

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

The primary competition for sales of our SPI and AOI inspection system products has been from Korean based companies, including Koh Young Technology, MirTec Ltd., and Parmi. We also compete with Taiwanese based Test Research, Inc. and German based Viscom, among others. Sales of AOI systems account for roughly two-thirds of the approximately $600 million total SPI and AOI SMT inspection systems market, with 3D AOI representing the fastest growing segment of this market. In the $50 million market for semiconductor advanced packaging inspection equipment, our competitors include suppliers of mid-end and back-end semiconductor inspection equipment, including Rudolph Technologies, Inc. and Camtek, Inc. We believe our 3D MRS sensor technology and the Ai2 software used in our SQ family of products differentiates our products from competing products and that our products compete effectively in the AOI market based on cost, ease of use at rapid production line speeds and the low rate of false calls. We believe that our SQ3000 3D AOI product, enabled by our proprietary MRS technology, 3D fusing algorithms and precision optics, offers advantages over competing products and will allow us to gain market share based on our ability to offer microscopic quality images at fast production line speeds.

The multi-billion dollar market for 3D scanning and metrology products is highly fragmented. The primary competition for our CyberGage®360 and SQ3000™ 3D CMM metrology products include coordinate-measuring machine based products sold by Hexagon, Zeiss and others, and assorted other 3D measurement technology products offering varying combinations of speed and accuracy. The market for 3D scanning and metrology services is dominated by small regional market participants. Our sales of CyberGage360® and SQ3000™ 3D CMM to date have been minimal. However, we believe that the unique performance characteristics of our MRS technology, which inhibit reflections and enable very accurate measurements at fast speeds, combined with ease of use, will give these products a competitive advantage in the marketplace for 3D scanning and metrology.

We believe our WaferSense products are unique to the marketplace and primarily face competition from the manual techniques currently used by most customers to monitor their semiconductor fabrication or flat panel display manufacturing equipment. We believe that our WaferSense products provide more reliable and accurate measurements than these manual techniques. In a semiconductor fabrication environment, we believe that our WaferSense products save significant time because the user is not required to break down process equipment, or pressurize a vacuum chamber, thereby improving tool up-time, through-put and process yield.

Employees

As of December 31, 2017, we had 177 full-time employees worldwide, including 44 in sales, marketing and customer support, 63 in manufacturing, purchasing and production operations, 54 in engineering, research and development, and 16 in finance, administration and information services. Of these employees, 101 are located at our corporate headquarters in Minneapolis, Minnesota, 18 are located at our facility in Bloomington, Minnesota and 58 are located in other offices (5 in the United Kingdom, 1 in Oregon, 1 in California, 41 in Singapore, 6 in China, 2 in Taiwan, 1 in Japan and 1 in Korea). Although we have been successful in attracting and retaining qualified technical personnel, there is an ongoing need for more employees with advanced degrees and training in mathematics, optical physics and other key disciplines. There can be no assurance that we will be able to successfully retain or recruit qualified technical personnel in the future. None of our employees are covered by collective bargaining agreements or are members of a union.

Proprietary Protection

We rely on the technical expertise and know-how of our personnel and trade secret protection, as well as on patents, to maintain our competitive position. We attempt to protect intellectual property by restricting access to proprietary methods by a combination of technical and internal security measures. In addition, we make use of non-disclosure agreements with customers, consultants, suppliers and employees. Nevertheless, there can be no assurance that any of the above measures will be adequate to protect our proprietary technology and it is possible that any of our products could be duplicated by other companies in the same markets in which we participate.

We hold 43 patents (25 U.S. and 18 foreign) on a number of technologies, including the technologies used in our 3D optical sensors, MRS technology, LaserAlign products, SIM sensor technology, inspection systems, WaferSense products, CyberGage®360 3D and  SQ3000™ 3D CMM products, and other products. In addition, we have 14 pending patents (4 U.S. and 10 foreign). We protect the proprietary nature of our software primarily through copyright and license agreements, but also through close integration with our hardware offerings. We utilize 34 registered trademarks (14 U.S. and 20 foreign) and have 1 U.S. trademark registration pending. We also have 14 domain names and several common law trademarks. It is our policy to protect the proprietary nature of our new product developments whenever they are likely to become significant sources of revenue. No guarantee can be given that we will be able to obtain patent or other protection for other products.

As the number of our products increases and the functionality of those products expands, we may become increasingly subject to attempts to duplicate our proprietary technology. We periodically receive communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of these third parties or others. These claims of infringement may lead to protracted and costly litigation, which could require us to pay substantial damages or have the sale of our products stopped by an injunction. Infringement lawsuits or claims could also cause product delays, require us to redesign our products, hinder our ability to sell our products, or make the sale of these products more expensive. In addition, although we do not believe that any of our products infringe the rights of others, there can be no assurance that third parties will not assert infringement claims in the future or that any such assertion will not require us to enter into a royalty arrangement or result in litigation.

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

ITEM 1A. RISK FACTORS

Our operations are subject to a number of risks and uncertainties that may affect our financial results, and the accuracy of the forward looking statements we make in this Annual Report on Form 10-K. We make statements regarding anticipated product introductions and performance, changes in markets, customers and customer order rates, expenditures in research and development, growth in revenue and improvement in profits, taxation levels, the effects of product pricing, and competition, all of which represent our expectations and beliefs about future events. Our actual results may vary from these expectations because of a number of factors that affect our business. The most important of these factors include the following:

•

We have recently introduced or are in the process of introducing a number of products based upon our 3D MRS technology and the failure of this technology to perform up to our expectations would materially adversely affect our anticipated operating results. We believe our MRS technology is unique in the marketplace based upon its ability to inhibit reflections and offer microscopic quality images at production line speeds, and we have high expectations about the prospect for longer-term sales of products based on this technology. We have incorporated the MRS technology into various products, including our 3D AOI offering, the SQ3000, two new metrology products, CyberGage®360 and SQ3000™ 3D CMM, and products for OEM customers, including KLA-Tencor, Nordson-YESTECH, and others. We also expect to use this technology in other new products, including next generation inspection systems for the SMT and semiconductor markets, and in products for new applications. If the performance of the MRS technology does not meet our expectations, if the products we have introduced or are about to introduce based upon the MRS technology do not operate up to specifications, if the market otherwise does not find this technology attractive, or if we are unable to efficiently identify new customers and new applications for this technology given our current sales channels, our operating results for 2018, and our expectations for longer term growth in revenue, would be materially adversely affected.

•

Our business has been and will continue to be significantly impacted by the global economy and uncertainty in the outlook for the global economy makes it more likely that our actual results will differ materially from expectations. Economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities, and negatively impacting our operating results. Economic instability or uncertainty could cause tightening of credit in financial markets, may lead consumers and businesses to postpone spending, and may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers, distributors or customers could result in product delays, increased accounts receivable defaults and inventory challenges. The OEMs and semiconductor manufacturers that purchase our sensors and the manufacturers that purchase our inspection system products are largely dependent on continued demand for consumer and commercial electronics, including smartphones, tablets and computers. Demand for electronics is a function of the health of the economies in the United States and around the world. Sales of our metrology products and services are also dependent upon the health of the global economy. Our results would be adversely affected in the future if these economies were to experience recessions.

•

World events beyond our control may affect our operations. Our operations and markets could be negatively affected by world events that effect economies and commerce in the specific countries, such as China, Singapore and Japan, in which we do business. Natural disasters have affected travel patterns and accessibility in these countries in the past and other natural occurrences could affect the business we do in these countries in the future. Terrorist activity or other armed conflicts that could occur in countries in which we do business, labor disputes that impact complex international shipping arrangements, or other unanticipated actions by local populations could affect our ability to do business in specific geographies. Many of the countries in which we do business can be affected by economic forces that are different from the forces that affect the United States and change the amount of business we conduct.

•

Our operating results have varied, and will likely continue to vary significantly, from quarter to quarter. Our quarterly operating results have varied in the past and will likely continue to vary significantly from quarter to quarter. Some of the factors that may influence our operating results include the following: changes in customer demand for our sensors, inspection systems and metrology products, which is influenced by economic conditions in our markets and the overall health of the global economy; demand for products that use circuit boards and semiconductors; market acceptance of our products and those developed by our OEM customers; competition; seasonal variations in customer demand; the timing, cancellation or delay of customer orders, particularly our 3D MRS-enabled AOI systems; the timing of product shipments and related customer acceptances; and product development and other costs, including increased research, development, engineering and marketing expenses associated with our introduction of new products and product enhancements, and ongoing sales and marketing activities.

14

•

The markets for capital equipment in the electronics assembly and semiconductor industries in which we operate are cyclical, and we cannot predict with precision when market downturns will occur. We operate in cyclical markets – the electronics assembly and semiconductor capital equipment markets – that periodically adjust independent of global economic conditions. We will not be able to predict with accuracy the timing or magnitude of periodic downturns in this market. In the past, these downturns have severely affected our operations and generated several years of unprofitable operations. Ultimately, we have difficulty determining the duration or severity of any market downturns, the strength of any subsequent recoveries, and the long-term impact that economic conditions may have on our business.

•

Sales of sensors to five OEM customers constituted 30% of our revenue in 2017, and the loss of any of these customers could have a materially adverse impact on our results of operations. Although we anticipate that our future revenue and operations will be less dependent on any particular customer, given recent success with new products based on our high precision 3D MRS sensor technology, and the anticipated future revenue potential of our other products, including those products we anticipate introducing in the future, if the order rates from these five OEM customers are negatively impacted by global economic events or competitive factors, if they choose sensors manufactured by other suppliers, or otherwise terminate their relationships with us, our results of operations could be adversely affected.

•	We generate over 70% of our revenue from export sales that are subject to risks of international operations. Our export sales are subject to many of the risks of international operations, including:

•	currency controls and fluctuations in currency exchange rates;

•	changes in local market business requirements and increased cost and development time required to modify and translate our products for local markets;

•	inability to recruit qualified personnel in a specific country or region;

•	difficulty in establishing and maintaining relationships with local vendors;

•	differing foreign technical standards;

•	differing regulatory requirements;

•	export restrictions and controls, tariffs and other trade barriers;

•	reduced protection for intellectual property rights;

•	changes in political and economic conditions;

•	potentially adverse tax assessments; and

•	terrorism, disease, or other events that may affect local economies and our access to markets outside the United States.

•

Our development and assembly operations in Singapore, and our sales operations in Asia, are subject to unique risks because of the remote nature of the operations. Our Singapore development and manufacturing operations, and our Asian sales operations, present a number of risks. These risks relate to the retention of personnel, management of product development and operations, management and access to customer and distributor interactions, control over administrative and business processes, regulatory and legal issues and other matters relating to foreign operations. Our financial performance, ability to serve our customers and ability to manufacture and sell products in Asia could be negatively impacted if we are unable to retain our Asian based employees, if it costs more than expected to retain these employees or hire other experienced employees in a timely manner, if we are unable to manage these employees appropriately, or if we are unable to locate suitable sources of components for our products manufactured in Asia.

15

•

Exchange rate fluctuations may have a significant negative impact on our revenue and results of operations. Most of our international export sales are negotiated, invoiced and paid in U.S. dollars. Significant fluctuations in the value of the U.S. dollar relative to other currencies could have a negative impact on the price competitiveness of our products relative to foreign competitors and the willingness of customers to purchase our products. A significant portion of our cost of revenues, research and development and sales and marketing costs are denominated in the Singapore dollar. In addition, other sales and marketing costs are denominated in British Pounds Sterling and the Chinese Yuan. Our costs will increase and our results will be negatively impacted in future periods, if the U.S. dollar weakens relative to the currencies of these countries. Fluctuations in the relationship between the U.S. dollar and the currencies of other geographies could have a significant negative impact on our future revenue, costs and results of operations

•

Our products could become obsolete. Our current products, as well as the products we have under development, are designed to operate with the technology that we believe currently exists or may exist for electronic components, printed circuit boards, memory modules and semiconductor manufacturing markets, including general purpose metrology. The products we develop to meet customer needs and requirements are subject to rapid technological change and, because it takes considerable time to develop new products, we must anticipate industry trends, as well as technological developments, in order to effectively compete. Further, because we do not have unlimited development resources, we might choose to forgo the pursuit of what becomes a leading technology or market and devote our resources to technologies and markets that are less successful. If we incorrectly anticipate technology developments or market trends, or have inadequate resources to develop our products to deal with changes in technology and markets, our products could become obsolete, and our future revenue and operating results would be negatively impacted.

•

The market for most surface mount capital equipment has become more mature and price competitive, negatively impacting our margins. The electronics capital equipment market for surface mount technologies is becoming more mature, resulting in increased price pressure on suppliers of this type of equipment. Consequently, our SMT electronic assembly inspection systems and alignment sensor products have become subject to increased levels of price competition and competition from other suppliers which may or may not utilize different technology, including lower cost Asian based suppliers.

•

Because of the high cost of changing equipment, customers in our markets are sometimes resistant to purchasing our products even if they are superior. We believe that, because of the high cost of installation and integration of new inspection equipment into production lines, once an SMT customer has selected a vendor’s equipment, the customer generally relies upon that equipment and, to the extent possible, subsequent generations of the same vendor’s equipment. Accordingly, unless our systems offer performance or cost advantages that outweigh the expense of installing and integrating new systems, it may be difficult for us to achieve significant sales to a customer that currently uses a competitor’s equipment.

•

Our ability to compete in the markets for our products is dependent upon our ability to recruit new capable channel partners and direct sales employees and the sales skills of our channel partners and employees. In order to generate significant incremental revenue in the future, we need to expand the capability of our sales channels by recruiting new, high quality channel partners and sales employees. Our efforts to increase the size and capability of our direct sales team and channel partners will increase our cost structure. If we are unable to successfully improve the size and capability of our sales channel, our future sales will be negatively impacted, and we will not obtain an adequate return on the increase in our cost structure. To the extent our competitors have relationships with stronger channel partners, it may be difficult for us to achieve significant incremental revenue, even if our products are technologically superior.

•

 Competitors in Asia may be able to compete favorably with us based on lower production and employee costs. We compete with large multinational companies when selling our inspection system products. These competitors are able to take advantage of greater financial resources and larger sales distribution networks. We also compete with new Asian based suppliers, many of which may have lower overall production and employee costs and are willing to offer their products at lower selling prices to customers.

•

We are exposed to credit risk through sales to our OEM customers and distributors of our inspection systems and metrology products. We sell our products through key OEM customers, and usually have significant credit exposure with respect to these customers. In addition, we sell our inspection system and metrology products through a network of international distributors. These distributors tend to be small and have limited financial resources and access to capital. Although these distributors do not hold our products in inventory for re-sale, we are exposed to credit risk and would incur losses if they are unable to pay for the products they have purchased from us.

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

16

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

•

We may fail to adequately protect our intellectual property and therefore lose our competitive advantage. Our future success and competitive position depend in part upon our ability to obtain and maintain proprietary technology for our principal product families, and we rely, in part, on patent and trade secret law and confidentiality agreements to protect that technology. If we fail to adequately protect our intellectual property, our competitors may be able to duplicate and enhance the products we have developed. We own or have licensed a number of patents, and have filed applications for additional patents. Any of our pending patent applications may be rejected, and we may be unable to develop additional proprietary technology that is patentable in the future. In addition, the patents that we do own or that have been issued or licensed to us may not provide us with competitive advantages and may be challenged by third parties. Further, third parties may also design around these patents. In addition to patent protection, we rely upon trade secret protection for our confidential and proprietary information and technology. We routinely enter into confidentiality agreements with our employees and other third parties. Even though these agreements are in place, there can be no assurance that trade secrets and proprietary information will not be disclosed, that others will not independently develop technology substantially equivalent to our proprietary technology or otherwise gain access to our trade secrets, or that we can fully protect our trade secrets and proprietary information. Violations by others of our confidentiality agreements and the loss of employees who have specialized knowledge and expertise could harm our competitive position and cause our sales and operating results to decline as a result of increased competition. Costly and time-consuming litigation might be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection might adversely affect our ability to continue our research or bring products to market.

•

Protection of our intellectual property rights, or the efforts of third parties to enforce their own intellectual property rights against us, may result in costly and time-consuming litigation, substantial damages, lost product sales and/or the loss of important intellectual property rights. We may be required to initiate litigation in order to enforce any patents issued to or licensed by us, or to determine the scope or validity of a third party’s patent or other proprietary rights. Any litigation, regardless of outcome, could be expensive and time consuming, and could subject us to significant liabilities or require us to re-engineer our products or obtain expensive licenses from third parties. There can be no assurance that any patents issued to or licensed by us will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide us with a competitive advantage. In addition, our commercial success depends in part on our ability to avoid infringing or misappropriating patents or other proprietary rights owned by third parties. We periodically receive communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of these third parties or others. These claims of infringement may lead to protracted and costly litigation, which could require us to pay substantial damages or have the sale of our products stopped by an injunction. Infringement lawsuits or claims could also cause product delays or require us to redesign our products and these delays could result in the loss of substantial revenues. We may also be required to obtain a license from the third party or cease activities utilizing the third party’s proprietary rights. We may not be able to enter into such a license or such a license may not be available on commercially reasonable terms. Accordingly, the patent infringement litigation or claims could hinder our ability to sell our products, or make the sale of these products more expensive.

•

We have significant deferred tax assets recorded on our balance sheet based on the income tax laws and income tax rates at which they are expected to be utilized in the future. Our ability to utilize these deferred tax assets is dependent on our ability to generate sufficient profits in future periods. A change in income tax laws or a further reduction in income tax rates in the future could require us to write-down the value of our deferred tax assets. The amount of any write-down could be large and may result in a significant charge against future earnings. Our ability to utilize our deferred tax assets and realize their value is dependent upon our ability to generate sufficient levels of profitability and taxable income in future periods. If we do not generate sufficient profits and taxable income in future periods, we most likely would be required to record a valuation allowance against our deferred tax assets, resulting in a significant charge against earnings.

17

•

Our stock price is highly volatile. The trading price of our common stock fluctuates significantly in response to, among other risks, the risks described elsewhere in this Annual Report on Form 10-K, as well as:

•	conditions or trends in the industry in which we operate;

•	quarterly variations in our operating results;

•	fluctuations in the stock market in general and market prices for the stock of companies that provide sensing technology solutions in particular;

•	changes in financial estimates by us or securities analysts and recommendations by securities analysts;

•	changes in capital structure, including issuance of additional debt or equity to the public; and

•	transactions in our common stock by major investors and certain analyst reports, news and speculation.

•

The absence of significant market liquidity in our common stock could impact the ability of our shareholders to purchase and sell larger blocks, the attractiveness of our stock to institutional shareholders, and the market value of our common stock. There were 6,979,686 shares of our common stock outstanding as of December 31, 2017. Although our common stock is traded in the NASDAQ Global Market, in part because of the number of shares we have outstanding and available for trading, the daily trading volume in our stock is low, averaging less than 100,000 shares per day. Shareholders wishing to purchase or sell larger blocks of stock may not be able to do so quickly, and disposal by any shareholder of a significant block of stock could adversely affect the sale price in the marketplace. Further, institutional investors often have policies against investment in stock that is illiquid, and many institutional investors may elect not to purchase or hold our stock because of the inability to dispose of it. Lack of institutional interest in our common stock can negatively impact its market price and liquidity.

•	In order to be successful, we must attract, engage, retain and integrate key research and development employees. Failure to do so could have an adverse effect on our ability to profitably grow our business. Identifying, hiring, developing, training and retaining highly-skilled research and development employees is critical to our future, and competition for these types of employees can be intense. Failure to successfully hire key research and development employees or the loss of key research and development employees could have a significant negative impact on our ability to create innovative new products, effectively compete in the markets we serve, and on our ability to profitably grow our business.

•

We are dependent on our President and Chief Executive Officer, Dr. Subodh Kulkarni, for new product innovation and much of the sales, marketing and business development activities related to our markets, particularly our MRS sensors. Dr. Kulkarni performs a critical role at CyberOptics with respect to product strategy and new product development and innovation. Also, he has been instrumental in development and expansion of our relationships with key OEM customers, including KLA-Tencor and Nordson-YESTECH. In addition, Dr. Kulkarni has significant responsibility for identifying potential new applications and developing new customers for our MRS sensor technology. If Dr. Kulkarni's employment with CyberOptics were to end for any reason, our ability to develop innovative products and achieve sustained long-term revenue growth may be negatively impacted in a significant way.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease a 50,724 square foot mixed office and warehouse facility built to our specifications in Golden Valley, Minnesota, which functions as our corporate headquarters and primary manufacturing facility for our sensor products, including those used in our inspection system products. Our lease for the Golden Valley facility expires December 31, 2018. It contains an escalation clause and two renewal options of three years each.

We lease a 10,165 square foot mixed office and warehouse facility in Bloomington, Minnesota that serves as a sales, service and integration facility for our metrology products and services. Our lease for the Bloomington, Minnesota facility expires on December 31, 2018.

We lease a 19,805 square foot mixed office and warehouse facility in Singapore that serves as a sales, development and final assembly and integration facility for our inspection system products. Our lease for the Singapore facility expires on July 24, 2020 and contains an escalation clause and one three year renewal option.

As of December 31, 2017, we also have operating leases in the United Kingdom and China, which expire in June 2018 and November 2018, respectively.

We anticipate entering into a new lease before the end of 2018 that will combine our current Golden Valley and Bloomington, Minnesota operations into a single facility. We believe that there are facilities available for lease in the Minneapolis, Minnesota area that will meet our anticipated needs for the foreseeable future.

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

	2017		2016		2015
Quarter	High	Low	High	Low	High	Low
First	$41.18	$23.90	$10.00	$7.27	$11.75	$9.01
Second	$26.25	$19.80	$18.44	$9.30	$11.24	$9.77
Third	$25.69	$13.75	$25.41	$15.15	$10.46	$4.80
Fourth	$18.00	$11.35	$30.50	$22.40	$8.48	$5.86

As of February 28, 2018, there were approximately 200 holders of record of our common stock and approximately 3,000 beneficial holders. We have never paid a dividend on our common stock. Dividends are payable at the discretion of the Board of Directors out of funds legally available. Our Board has no current intention of paying dividends.

In October 2017, our Board adopted a program authorizing the repurchase of up to $3.0 million of shares of our common stock. The common stock will be acquired from time to time in open market transactions, block purchases and other transactions complying with Rule 10b-18 of the Securities and Exchange Commission (the "SEC"). We also withhold common shares to cover employee tax withholding obligations upon the vesting of restricted stock units and stock option exercises. In the three and twelve months ended December 31, 2017, we withheld 7,366 shares to satisfy employee tax withholding requirements of $35,424.

Company Repurchase of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Value of Shares that May Yet Be Purchased Under the Program (1)
October 1, 2017 to October 31, 2017	—	$—	—	$3,000,000

November 1, 2017 to November 30, 2017	15,000	$15.98	15,000	$2,760,243

December 1, 2017 to December 31, 2017	—	$—	—	$2,760,243

Total	15,000	$15.98	15,000	$2,760,243

(1)	Amount reflected in column (d) represents the approximate dollar value of shares that remain to be repurchased under the program.

The following graph compares the cumulative total shareholder return on our common stock from January 1, 2013 to December 31, 2017 with the cumulative total return on a broad market index (the Nasdaq US Index) and a peer group index (the RDG Semiconductor Composite Index).  In each case, we have calculated the cumulative return assuming an investment of $100 on December 31, 2012, and reinvestment of all dividends.

	2012	2013	2014	2015	2016	2017

CyberOptics Corporation	100.00	86.12	129.51	103.10	351.75	202.16
NASDAQ Composite	100.00	141.63	162.09	173.33	187.19	242.29
RDG Semiconductor Composite	100.00	135.28	172.65	159.13	212.14	291.70

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2017 and 2016 and the statement of operations data for the years ended December 31, 2017, 2016 and 2015 set forth below were derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2015, 2014 and 2013, and the statement of operations data for the years ended December 31, 2014 and 2013 were derived from our audited consolidated financial statements not included herein.

Year Ended December 31	2017	2016	2015	2014	2013

Statement of Operations Data:
Revenues	$53,333	$66,240	$41,130	$46,483	$33,308
Income (loss) from operations	$1,015	$6,153	$(2,163)	$(1,477)	$(6,166)
Net income (loss)	$1,312	$11,562	$(2,089)	$(1,487)	$(6,168)
Net income (loss) per share:
Basic	$0.19	$1.69	$(0.31)	$(0.23)	$(0.91)
Diluted	$0.19	$1.64	$(0.31)	$(0.23)	$(0.91)

Balance Sheet Data:
Cash and cash equivalents	$6,944	$10,640	$4,274	$5,171	$3,101
Marketable securities	$15,743	$15,221	$13,333	$15,174	$20,144
Working capital	$33,400	$30,793	$23,910	$22,938	$26,154
Total assets	$59,501	$59,580	$44,739	$46,412	$44,575
Stockholders’ equity	$52,282	$48,898	$36,058	$37,438	$38,479

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our recent and planned product introductions are designed to strengthen our competitive position in our current markets and expand into adjacent markets. We believe 3D inspection and metrology represents a high-growth segment for both the SMT and semiconductor capital equipment markets. We also see significant growth opportunities for 3D measurement and inspection in the emerging market for advanced packaging applications. For these reasons, we are working to strengthen our position as a leading global developer and manufacturer of high-precision 3D sensors. A key element in our strategy is the continued sale and development of new high precision 3D sensors based on our proprietary MRS technology.

We believe that MRS is a break-through optical technology for high precision inspection and metrology, with the potential to expand our markets in the future. Manufacturing yield challenges as products become more complex are driving the need for inspection and metrology. We see a growing number of opportunities in the markets for SMT and semiconductor inspection, because our 3D MRS technology platform is well suited for many of these applications, particularly advanced packaging and complex mobile devices. We are taking advantage of these markets trends by deploying our 3D MRS sensor technology in the following products:

•

The SQ3000, our 3D AOI system, which is designed to expand our presence in SMT and semiconductor markets requiring high precision measurement and inspection. In these markets, identifying defects has become highly challenging and critical due to smaller and more complex electronics packaging and increasing component density on circuit boards.

•

High-precision 3D sensor subsystems. We have entered into a mutually exclusive agreement to supply KLA-Tencor with these subsystems for its back-end semiconductor packaging inspection systems. We also have entered into an agreement to supply Nordson-YESTECH with high precision 3D sensor subsystems for its inspection systems serving the SMT market.

•

Two new metrology products, CyberGage®360, which was launched in the second half of 2016, and SQ3000™ 3D CMM, which was launched in the second half of 2017. Manufacturers in a variety of industries, including SMT, semiconductor and consumer electronics, can use these products as in-line or off-line metrology tools to help solve complex manufacturing and product quality challenges. We have not sold a significant number of CyberGage360 and SQ3000 3D CMM products to date. However, based upon positive feedback from customer product evaluations, we believe future sales of these products could be significant.

Revenue from MRS based products increased to $14.3 million in 2017, up from $12.3 million in 2016 and $4.8 million in 2015. We believe we will be able to increase sales of products based on our MRS technology in the SMT, semiconductor and metrology markets, including the market that requires inspection and metrology for advanced packaging applications. We intend to increase sales of these products by utilizing new OEM partners and system integrators and by expanding direct sales to end-user customers.

We have significantly advanced our MRS-enabled 3D sensor technology as part of a research initiative aimed at applying our 3D MRS technology to mid-end and front-end semiconductor inspection and the emerging semiconductor advanced packaging market. Our MRS technology is now able to inspect cracks and other defects as small as 30 microns in wafer dies, which makes our MRS technology suitable for many mid-end semiconductor and advanced packaging inspection and metrology applications. We are currently demonstrating this technology to semiconductor manufacturers, and we believe that initial sales of products based on MRS-enabled technology for mid-end semiconductor inspections are possible before the end of 2018.

We have continued to invest in our WaferSense® family of products. In response to ongoing input from semiconductor and flat panel display manufacturers, we are developing additional product offerings that can be used in semiconductor fabs and flat panel display factories. Strong future sales growth is anticipated for the WaferSense® family of products.

Our backlog was $11.4 million at December 31, 2017, an increase from $11.2 million at September 30, 2017 and $10.2 million at December 31, 2016. Over the longer term, we believe that anticipated sales growth of our 3D MRS-enabled products and WaferSense products should increase our revenues and net income. We believe that we have the resources required to attain our growth objectives, given our available cash and marketable securities balances totaling $22.7 million at December 31, 2017.

Our ability to implement our strategy effectively is subject to numerous uncertainties and risks, including the risks identified in Item 1A of this Annual Report on Form 10-K.

Revenues

Our revenues decreased by 19% to $53.3 million in 2017, from $66.2 million in 2016, and increased by 61% in 2016, from $41.1 million in 2015. The following table sets forth, for the years indicated, revenues by product line (in thousands):

(In thousands)	2017	2016	2015
High precision 3D and 2D sensors	$17,079	$18,797	$13,022
Semiconductor sensors	11,059	10,061	7,677
Inspection systems	19,468	28,680	13,578
Metrology products and services	5,727	8,702	6,853
Total	$53,333	$66,240	$41,130

Revenues from sales of high precision 3D and 2D sensors decreased by $1.7 million or 9% to $17.1 million in 2017, and increased by $5.8 million or 44% to $18.8 million in 2016, from $13.0 million in 2015. Revenue from sales of legacy 2D LaserAlign sensors declined in 2017 following a large increase in 2016, when a longstanding OEM customer experienced a significant increase in sales of its products that incorporate our sensors. Sales of high precision 3D MRS sensors increased to $4.4 million in 2017, from $4.0 million in 2016 and $1.6 million in 2015. We believe sales of high precision 3D MRS sensors will continue to grow in the future. In addition, we project a growing number of opportunities in the markets for SMT and semiconductor inspection products, because our high precision 3D MRS sensors are well suited for many of these applications, particularly applications relating to advanced packaging and complex mobile devices. Sales of high precision 3D and 2D sensors are dependent on the success of our OEM partners selling products that incorporate our sensors. Quarterly sales of high precision 3D and 2D MRS sensors are prone to significant fluctuations, both sequentially and on a year-over-year basis.

Revenues from sales of semiconductor sensors, principally our WaferSense® line of products, increased by $1.0 million or 10% to $11.1 million in 2017, and increased by $2.4 million or 31% to $10.1 million in 2016, from $7.7 million in 2015. The sales increases in 2017 and 2016 were due to favorable conditions in the semiconductor capital equipment market, and improved customer awareness of our WaferSense® products at major semiconductor manufacturers and capital equipment suppliers. Revenue increases in 2016 were also due in part to the successful launch of a new Auto-Multi Sensor that combined leveling, vibration and humidity measurements into an all-in-one wireless, real-time device. We anticipate that the benefits from growing market awareness of our WaferSense® products and new introductions of WaferSense® products will lead to additional WaferSense®  product  sales in future periods. Specifically, we also are launching new products aimed at increasing our sales of WaferSense® products to flat panel display manufacturers, as these customers have determined that our WaferSense® products are able to significantly improve their manufacturing processes and yields.

Revenues from sales of inspection systems decreased by $9.2 million or 32% to $19.5 million in 2017, and increased by $15.1 million or 111% to $28.7 million in 2016, from $13.6 million in 2015. Revenues from sales of inspection systems declined in 2017 because higher sales of SQ3000 3D AOI products were unable to offset lower sales of legacy inspection systems and the lack of sales of MX600 memory module inspections systems. Revenue from sales of inspection systems in 2016 resulted from strong demand for our entire portfolio of inspection system products, including SQ3000 3D MRS-enabled AOI systems and recognition of $5.7 million in revenue from sales of MX600 memory module inspection systems. Strong sales growth from SQ3000 systems in 2016 was due in part to follow-on orders totaling approximately $4.7 million from a key customer that manufactures a next-generation consumer electronics product.

We believe a growing number of companies are transitioning from 2D AOI to 3D AOI systems to meet the increasingly demanding inspection requirements of the electronics, semiconductor and industrial markets. We believe sales of our new 3D MRS enabled AOI products will represent an increasing percentage of our total AOI and SPI product sales in the future. We expect that the competitive advantages of our unique 3D MRS technology will provide us with an opportunity to capture a greater market share of the 3D AOI systems market.

Revenues from sales of metrology products and services decreased by $3.0 million or 34% to $5.7 million in 2017, and increased by $1.8 million or 27% to $8.7 million in 2016, from $6.9 million in 2015. Revenue in 2017 and 2016 was significantly impacted by fluctuations in the level of sales increases of x-ray scanning systems, mainly to a single customer. There were no sales of x-ray scanning systems in 2017. Revenue from sales of x-ray scanning systems totaled $3.3 million in 2016. We believe that our future revenue growth from sales of metrology products and services will be determined in large part by market acceptance of our new 3D MRS-based CyberGage®360 and SQ3000™ 3D CMM products.

Export revenues totaled $38.0 million or 71% of our revenues in 2017, compared to $53.5 million or 81% of total revenues in 2016, and $29.7 million or 72% of total revenues in 2015. Export revenue as a percentage of total revenue was lower in 2017 when compared to 2016, because most of the large transactions that drove our strong revenue growth in 2016 were export sales. The increase in export revenues as a percentage of total revenues in 2016 was due to the large increase in sales of SMT inspection systems, a higher proportion of which are generally sold outside the United States as compared to our other products.

Cost of Revenues and Gross Margin

Cost of revenues decreased by $8.6 million or 23% to $28.6 million in 2017, and increased by $14.2 million or 62% to $37.2 million in 2016, from $23 million in 2015. Fluctuations in cost of revenues were primarily due to the corresponding fluctuations in revenue levels. Total revenue decreased by 19% in 2017 and increased by 61% in 2016. Items included in cost of revenues that fluctuate with the level of sales include raw materials, direct labor and factory overhead costs.

Total gross margin as a percentage of revenue was 46% in 2017, 44% in 2016 and 44% in 2015. The fluctuations in gross margin percentage were mainly due to a change in the mix of products sold. Sales of higher margin MRS and WaferSense® products constituted a larger percentage of our total revenue in 2017, compared to 2016 and 2015.

Our markets are highly price competitive, particularly the electronic assembly market, resulting in continual pressure on our gross margins. We compensate for pricing pressure by introducing new products with more features and improved performance and through manufacturing cost reduction programs. Sales of many products that we have recently introduced or are about to introduce, including our CyberGage®360 and SQ3000™ 3D CMM products, SQ3000 3D AOI products, 3D MRS sensors and WaferSense products have, or are expected to have, more favorable gross margins than many of our existing products.

Operating Expenses

Research and development expenses were $8.0 million or 15% of revenue in 2017, $8.0 million or 12% of revenue in 2016, and $7.6 million or 18% of revenue in 2015. In 2017, lower bonus accruals for employees working in research and development were offset by costs related to pay increases and employee additions. Research and development expenses were higher in 2016 when compared to 2015 mainly due to bonus accruals resulting from our improved financial performance. Current research and development expenditures are primarily focused on continued development of our MRS technology and related products, including 3D sensor subsystems, enhancements to the SQ3000 3D AOI and SQ3000™ 3D CMM products and commercialization of a sensor for mid-end semiconductor inspection.

Selling, general and administrative expenses were $15.7 million or 29% of revenue in 2017, $14.8 million or 22% of revenue in 2016 and $12.6 million or 31% of revenue in 2015. The increase in selling, general and administrative expenses in 2017 was due to additional investment in marketing programs and additional sales and marketing personnel to better penetrate our targeted markets. The cost increases in 2017 were offset in part by lower incentive compensation expenses due to reduced levels of revenue and profitability. The increase in selling, general and administrative expenses in 2016 compared to 2015 was due to higher sales commissions and the accrual of incentive compensation resulting from our significantly improved financial performance.

Interest Income and Other

Interest income and other includes interest earned on investments and gains and losses associated with foreign currency transactions, including intercompany financing transactions associated with our subsidiaries in the United Kingdom, Singapore and China. Because we maintain our investments in instruments designed to avoid risk of loss of principal, we have generated very little interest income in the current interest rate environment. Our gains and losses from foreign currency transactions primarily result from intercompany financing transactions. Due to weakness in the U.S. dollar relative to foreign currencies in 2017, we recognized losses from foreign currency transactions of $177,000 in 2017. Due to the strength of the U.S. dollar in 2016 and 2015, we recognized gains from foreign currency transactions of $207,000 in 2016 and $103,000 in 2015.

Provision for Income Taxes

We recorded income tax benefits of $404,000 in 2017 and $5.2 million in 2016, and income tax expense of $28,000 in 2015. The non-cash income tax benefit recorded in 2017 was primarily due to a significant change in income tax law, contained in the Tax Cuts and Jobs Act, passed by the U.S. Congress in December 2017. Prior to passage of the new tax law, we had recorded a $2.7 million deferred tax liability for the outside basis difference related to the undistributed earnings of our Singapore subsidiary. Under the new tax law, the prior system of taxing U.S. corporations on the foreign earnings of their non-U.S. subsidiaries when such earnings were repatriated was replaced with a partial territorial system that provides a 100% dividends-received-deduction for foreign-source dividends received from 10%-or-more owned foreign corporations. The benefit from eliminating the deferred tax liability for the undistributed earnings of our Singapore subsidiary was offset in part by the write-down of our deferred tax assets to reflect the 21% corporate income tax rate in the new tax law. Our income tax benefit in 2017 also includes excess tax benefits from employee share-based payments. The non-cash income tax benefit recorded in 2016 reflects a $9.6 million reduction in the valuation allowances recorded against our deferred tax assets from utilization of available net operating loss carry forwards and our determination that significant valuation allowances were no longer needed for our U.S. and Singapore based deferred tax assets. Income tax expense in 2015 includes minimal state income tax expense and foreign income tax expense incurred by our subsidiaries in the United Kingdom and China.

Effective January 1, 2017, we adopted Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires recognition of excess tax benefits or tax deficiencies from employee-share based payments in income tax expense or benefit as a discrete item in the reporting period in which they occur. In 2017, we recognized $227,000 of excess tax benefits from employee-share based payments.

We have significant deferred tax assets as a result of temporary differences between the taxable income reflected on our tax returns and our income determined in accordance with accounting principles generally accepted in the United States (GAAP), research and development tax credit carry forwards and federal, state and foreign net operating loss carry forwards. A deferred tax asset generally represents future tax benefits to be received when temporary differences previously reported in our consolidated financial statements become deductible for income tax purposes, when net operating loss carry forwards are applied against future taxable income, or when tax credit carry forwards are utilized on our tax returns. We assess the realizability of our deferred tax assets and the need for a valuation allowance based on the guidance provided in current financial accounting standards.

Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, our experience with loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, we first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions in which we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. Finally, we considered both our near and long-term financial outlook. After considering all available evidence both positive and negative, we concluded that recognition of valuation allowances for substantially all of our U.S. and Singapore deferred tax assets was not required at December 31, 2017 or December 31, 2016. Our conclusions regarding the realizability of our deferred tax assets caused us to substantially reduce the valuation allowances recorded against our U.S. and Singapore based deferred tax assets in the fourth quarter of 2016, resulting in recognition of a significant non-cash income tax benefit.

We file income tax returns in the United States and various state and foreign jurisdictions. Our federal income tax returns for years after 2012 are still subject to examination by the Internal Revenue Service. We are no longer subject to state and local income tax examinations for years prior to 2013. The Inland Revenue Authority of Singapore recently initiated a review of our 2016 and 2015 income tax returns. We do not presently anticipate that the outcome of this audit will have a significant impact on our financial position or results of operations.

Liquidity and Capital Resources

Our cash and cash equivalents decreased by $3.7 million in 2017. Proceeds of $6.9 million from maturities of marketable securities, and proceeds of $636,000 from stock option exercises and share purchases under our employee stock purchase plan added to our cash and cash equivalents. These sources of cash were more than offset by cash used to fund operating activities totaling $2.4 million, by purchases of marketable securities totaling $7.5 million, purchases of fixed assets and payment of capitalized patent costs totaling $1.3 million and common stock repurchases totaling $240,000. Our cash and cash equivalents fluctuate in part because of sales and maturities of marketable securities and investment of cash balances in marketable securities, and from other sources of cash. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity than cash balances alone. Combined balances of cash and marketable securities decreased by $3.2 million to $22.7 million as of December 31, 2017, from $25.9 million as of December 31, 2016.

Operating activities used $2.4 million of cash in 2017. Cash used in operations included net income of $1.3 million, which included non-cash expenses totaling $3.0 million for depreciation and amortization, recovery of doubtful accounts, deferred taxes, non-cash losses from foreign currency transactions and equity-based compensation costs. Changes in operating assets and liabilities using cash included an increase in inventories of $3.2 million, a decrease in accounts payable of $2.1 million and a decrease in accrued expenses of $1.6 million. Changes in operating assets and liabilities providing cash included a decrease in accounts receivable of $171,000. Inventories increased because materials were purchased to support higher sales of our new products that were originally anticipated in the second half of 2017. Actual sales of these products were lower than anticipated. The use of cash for accounts payable resulted from the timing of the additional inventory purchases and corresponding payments to suppliers. Accrued expenses decreased due to payment in 2017 of incentive compensation and bonuses accrued in 2016. The accounts receivable decrease was due to lower sales levels in the fourth quarter of 2017, when compared to the fourth quarter of 2016.

Operating activities provided $9.1 million of cash in 2016. Cash provided by operations included net income of $11.6 million, including a $5.3 million deferred income tax benefit and non-cash expenses totaling $2.6 million for depreciation and amortization, provision for doubtful accounts, non-cash gains from foreign currency transactions and equity-based compensation costs. Changes in operating assets and liabilities providing cash included a decrease in inventories of $1.0 million, an increase in accounts payable of $550,000 and an increase in accrued expenses of $1.9 million. Changes in operating assets and liabilities using cash included an increase in accounts receivable of $2.8 million, an increase in other assets of $346,000 and a decrease in advance customer payments of $153,000. Inventories decreased due to customer acceptance of our remaining MX600 backlog, offset in part by new purchases of inventory needed to manufacture products for future sales requirements. The accounts payable increase resulted from the timing of new inventory purchases and payments to suppliers. Accrued expenses in 2016 were higher,  mainly due to incentive compensation and warranty accruals resulting from our improved financial performance and higher sales levels. Accounts receivable increased because sales were $2.1 million higher in the fourth quarter of 2016, when compared to the fourth quarter of 2015. Other assets increased due to payments for income tax deposits and recoverable goods and services taxes. The small decrease in advance customer payments resulted from the timing of cash collections and recognition of revenue for transactions that were previously deferred.

Operating activities used $2.4 million of cash in 2015. Cash used in operations reflected our net loss of $2.1 million, which included non-cash expenses totaling $2.2 million for depreciation and amortization, provision for doubtful accounts, deferred taxes, non-cash gains from foreign currency transactions and stock compensation expenses. Changes in operating assets and liabilities used $2.5 million of cash in 2015, mainly due to increased inventory purchases needed for higher customer demand and payment of calendar year 2014 incentive compensation accruals and stay bonuses to employees of our wholly-owned subsidiary, Laser Design, Inc., in 2015.

Investing activities used $1.9 million of cash in 2017 and $3.4 million of cash in 2016, and provided $954,000 of cash in 2015. Changes in the level of investment in marketable securities, resulting from the purchases, sales and maturities of those securities used $544,000 of cash in 2017, $1.9 million of cash in 2016, and provided $1.8 million of cash in 2015. We used $1.3 million of cash in 2017, $1.4 million of cash in the 2016 and $797,000 of cash in 2015 for the purchase of fixed assets and capitalized patent costs.

Financing activities from stock option exercises and share purchases under our employee stock purchase plan provided $636,000 of cash in 2017, $655,000 of cash in 2016 and $636,000 of cash in 2015. Financing activities used $240,000 of cash in 2017 for repurchases of our common stock. Payments for employee tax withholding obligations for shares withheld upon the vesting of restricted stock units and exercises of stock option used $35,000 of cash in 2017 and $9,000 of cash in 2016.

At December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. These entities are established by some companies for the purpose of establishing off-balance sheet arrangements or for other contractually narrow or limited purposes.

Except for obligations under facility leases and purchase contracts, we had no material commitments for expenditures as of December 31, 2017. Purchase commitments for inventory can vary based on the volume of revenue and resulting inventory requirements.

The following summarizes our contractual obligations at December 31, 2017, and the effect such obligations are expected to have on our liquidity and cash in future periods.

December 31, 2017 (in thousands)	Total	Less Than 1 Year	1 – 4 Years	After 4 Years

Contractual Obligations:
Non-cancelable operating lease obligations	$2,137	$1,433	$704	$—
Purchase obligations	8,194	8,194	—	—
Reserve for income taxes	159	—	159	—
Total contractual cash obligations	$10,490	$9,627	$863	$—

Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding. Included in the purchase obligations category in the table above are orders for inventory purchases under our standard terms and conditions and under negotiated agreements with vendors and utilities. We expect to receive consideration (i.e., products or services) in exchange for these purchase obligations. The purchase obligation amounts do not represent all anticipated future purchases, but instead represent only those items for which we are contractually obligated. The majority of our products and services are purchased as needed, with no contractual commitment. Consequently, the amounts in the purchase obligations category of the table above do not provide a reliable indicator of our expected future cash outflows.

We lease a 50,724 square foot mixed office and warehouse facility built to our specifications in Golden Valley, Minnesota, which functions as our corporate headquarters and primary manufacturing facility. The lease for this space will expire in December 2018. We lease a 19,805 square foot mixed office and warehouse facility in Singapore. The lease for our Singapore facility expires in July 2020. We anticipate entering into a new lease before the end of 2018 that will combine our current Golden Valley and Bloomington, Minnesota operations into a single facility.

Our Board of Directors has adopted a program authorizing the purchase of up to $3.0 million of shares of our common stock. The common stock may be acquired from time to time in open market transactions, block purchases and other transactions complying with Rule 10b-18 of the SEC. The share repurchase program will expire on September 30, 2018. As of December 31, 2017, we have spent $240,000 to repurchase 15,000 shares of our common stock under this program.

Our cash, cash equivalents and marketable securities totaled $22.7 million at December 31, 2017. We believe that on-hand cash, cash equivalents and marketable securities, coupled with anticipated future cash flow from operations, will be adequate to fund our cash flow needs for the foreseeable future, including the contractual obligations reflected in the table above.

Inflation and Foreign Currency Transactions

Changes in our revenues have resulted primarily because of changes in the level of unit shipments due to competitive factors and the relative strength or weakness of the worldwide electronics assembly and semiconductor fabrication capital equipment markets. We believe that inflation has not had a significant effect on our operations.

Most of our international export sales are negotiated, invoiced and paid in U.S. dollars. We manufacture our inspection system products in Singapore and a portion of our raw material purchases are denominated in Singapore dollars. We also have R&D and sales personnel located in Singapore and sales offices located in other parts of the world. Although currency fluctuations do not significantly affect our revenue, they can impact our costs and influence the price competitiveness of our products and the willingness of existing and potential customers to purchase our products.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including estimates related to revenue recognition, bad debts, warranty obligations, inventory valuation, intangible assets, derivatives and hedging and income taxes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that we believe have the most effect on our reported financial position and results of operations are as follows:

Revenue Recognition.

Revenue from all customers, including distributors, is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Generally, product revenues are recognized upon shipment under Ex-works terms, and include shipping and handling costs. Revenue from services is recognized as work is performed. Taxes collected from customers and remitted to governmental authorities are excluded from revenue on the net basis of accounting. Estimated returns and warranty costs are recorded at the time of sale. Sales of some inspection system products may require customer acceptance due to performance or other acceptance criteria included in the terms of sale. For these inspection system product sales, revenue is recognized at the time of customer acceptance. Our multiple deliverable arrangements typically include the sale of an inspection system or metrology product, related installation and training and, in some cases, an extended warranty. Revenue from installation and training are recognized as the services are provided. Revenue from extended warranties is recognized ratably over the warranty period.

When a sale involves multiple elements, revenue is allocated to each respective element at inception of an arrangement using the relative selling price method. The selling price is determined based on a selling price hierarchy, consisting of vendor specific objective evidence (VSOE), third party evidence or estimated selling price. Management’s best estimate of the selling price of inspection system and metrology products is based on the cost of the product and a reasonable margin based on geographic location and competitive market conditions. We use VSOE to establish fair value for extended warranty, installation and training services. If VSOE is not available to establish fair value for extended warranty and installation and training services, we estimate a selling price based on the cost-build-up for the particular service and a reasonable gross margin. Costs related to products delivered are recognized in the period revenue is recognized. Cost of revenues consists primarily of direct labor, manufacturing overhead, materials and components and excludes amortization of intangible assets.

On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. Under the new standard, revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We performed a review of the requirements of the new standard and identified which of our revenue streams are within the scope of ASU 2014-09. We adopted the new standard using the modified retrospective method, with the cumulative effect of initially applying the guidance recognized at the date of initial application. Our adoption of the new standard on January 1, 2018 did not have a material impact on our consolidated financial statements.

Allowance for Doubtful Accounts.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In making the determination of the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer relationships and credit worthiness and concentrations of credit risk. Specific accounts receivable are written-off once a determination is made that the account is uncollectible. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts was $473,000 at December 31, 2017 and $547,000 at December 31, 2016.

Allowance for Warranty Expenses.

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of component suppliers, warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. The allowance for warranties was $767,000 at December 31, 2017 and $790,000 at December 31, 2016.

Inventory Write Downs.

We write down inventory for estimated obsolescence or lack of marketability equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. We formulate our assumptions regarding future demand and market conditions based on order trends and input from customers regarding their future requirements. If actual market conditions are less favorable than those projected, or if in the future we decide to discontinue sales and marketing of any of our products, additional inventory write-downs may be required. Excess and obsolete inventories were written down by $748,000 at December 31, 2017 and $1.2 million at December 31, 2016.

Valuation of Intangible and Long-Lived Assets.

We assess the impairment of identifiable intangible assets, long lived assets and related goodwill whenever events or changes in circumstances indicate the carrying value may not be recoverable. In addition, we perform an annual goodwill impairment assessment. Factors we consider important, which could trigger an impairment review and that we consider when performing our annual goodwill impairment assessment, include the following:

•	Significant under-performance relative to expected historical or projected future operating results.

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business.

•	Significant negative industry or economic trends.

•	Significant decline in the price of our common stock for a sustained period, and the size of our market capitalization relative to our net book value.

•	For intangible and long-lived assets, if the carrying value exceeds the un-discounted cash flows from such asset.

•	For goodwill, if the carrying value of our net assets (net book value) exceeds fair value.

When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate that we believe is commensurate with the risk inherent in our current business model. We utilize the income approach to estimate our fair value. The income approach is a valuation technique under which we estimate future cash flows using financial forecasts. Future estimated cash flows are discounted to their present value to calculate fair value. When determining fair value, we also give consideration to the control premium in excess of our current market capitalization that might be obtained from a third party acquirer. These assumptions require significant judgment and actual results may differ from assumed or estimated amounts.

At December 31, 2017 we had goodwill of $1.4 million. Our recent analysis performed as of December 31, 2017 indicates that our goodwill is not impaired. However, our conclusion could change in the future, if our assumptions about future economic conditions, revenue growth or profitability change. Any resulting impairment charge could have a material effect on our financial position and results of operations in the future.

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

As part of the process of preparing our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the current tax liability, as well as assessing temporary differences arising from the different treatment of items for financial statement and tax purposes. These differences result in deferred tax assets and liabilities, which are recorded on our consolidated balance sheet.

We have significant deferred tax assets as a result of temporary differences between taxable income on our tax returns and our GAAP income, research and development tax credit carry forwards and federal, state and foreign net operating loss carry forwards. A deferred tax asset generally represents future tax benefits to be received when temporary differences previously reported in our consolidated financial statements become deductible for income tax purposes, when net operating loss carry forwards are applied against future taxable income, or when tax credit carry forwards are utilized on our tax returns. We assess the realizability of our deferred tax assets and the need for a valuation allowance based on the guidance provided in current financial accounting standards.

Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required takes into account, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, our experience with loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, we first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions in which we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. Finally, we considered both our near and long-term financial outlook. After considering all available evidence both positive and negative, we concluded that recognition of valuation allowances for substantially all of our U.S. and Singapore deferred tax assets was not required at December 31, 2017 or December 31, 2016. Our conclusions regarding the realizability of our deferred tax assets caused us to substantially reduce the valuation allowances recorded against our U.S. and Singapore-based deferred tax assets in the fourth quarter of 2016, resulting in recognition of a significant non-cash income tax benefit.

Derivatives and Hedging.

We may enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies associated with our subsidiary in Singapore. These transactions are designated as cash flow hedges and are recorded in the accompanying consolidated balance sheet at fair value. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The maximum length of time over which we hedge our exposure to the variability in future cash flows is 12 months. There were no foreign exchange forward contracts designated as cash flow hedges in 2017. At December 31, 2016, there were no open foreign exchange forward contracts. At December 31, 2015, all of our open foreign exchange forward contracts had maturities of one year or less. The dollar equivalent gross notional amount of our foreign exchange forward contracts designated as cash flow hedges was approximately $1.8 million at December 31, 2015.

We estimate any hedge ineffectiveness on a quarterly basis by considering the difference between the prices of a hypothetical forward contract maturing on the last day of a given month, to the prices of a series of hypothetically perfect daily forward contracts. Hedge ineffectiveness and the amounts excluded from effectiveness testing recognized in earnings on cash flow hedges were not material in 2016 or 2015.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Most of our international export sales are negotiated, invoiced and paid in U.S. dollars. We manufacture our inspection system products in Singapore and a portion of our raw material purchases are denominated in Singapore dollars. We also have research and development and sales personnel located in Singapore and sales offices located in other parts of the world. Although currency fluctuations do not significantly affect our revenue, they can impact our costs and influence the price competitiveness of our products and the willingness of existing and potential customers to purchase these products. A hypothetical 5% appreciation or depreciation in the U.S. dollar relative to the reporting currencies of our foreign subsidiaries in 2017 would have affected the foreign-currency denominated operating expenses of these subsidiaries by approximately $500,000. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.

As of December 31, 2017, we did not have any open foreign exchange forward contracts to hedge our exposure to fluctuations in foreign currency exchange rates. We recognized a loss from foreign currency transactions, primarily intercompany financing transactions, of $177,000 in 2017. The loss from foreign currency transactions was primarily caused by a weaker U.S. dollar in relation to the Singapore dollar and the British pound sterling. Balance sheet related foreign currency translation adjustments are recorded in accumulated other comprehensive loss, a component of shareholders’ equity. Accordingly, these adjustments do not impact our net income.

Interest Rate Risk

We invest excess funds not required for current operations in marketable securities. Our investments in marketable securities consist of U.S. Government or U.S. Government agency securities, various tax exempt securities or certain approved corporate instruments with maturities of five years or less. The average maturity of securities in our investment portfolio does not exceed 18 months. We also hold an investment in a certain specified marketable equity security issued by a public company. As of December 31, 2017, our portfolio of marketable securities had an approximate weighted average effective maturity of 1.2 years. All marketable securities are classified as available-for-sale and carried at fair value. We estimate that a hypothetical 1% increase in market interest rates would result in an approximate $180,000 decrease in the market value of our portfolio of marketable securities. If such a rate increase occurred, our net income would only be impacted if securities were sold prior to maturity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

CYBEROPTICS CORPORATION

	December 31,	December 31,
(In thousands, except share information)	2017	2016
ASSETS
Cash and cash equivalents	$6,944	$10,640
Marketable securities	6,670	6,493
Accounts receivable, less allowance for doubtful accounts of $473 at December 31, 2017 and $547 at December 31, 2016	10,772	10,895
Inventories	14,393	11,531
Other current assets	1,593	1,535
Total current assets	40,372	41,094

Marketable securities, long-term	9,073	8,728
Equipment and leasehold improvements, net	2,307	2,438
Intangibles, net	380	438
Goodwill	1,366	1,366
Other assets	261	193
Deferred tax assets	5,742	5,323
Total assets	$59,501	$59,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,294	$6,217
Advance customer payments	393	328
Accrued expenses	2,285	3,756
Total current liabilities	6,972	10,301

Other liabilities	88	250
Reserve for income taxes	159	131
Total liabilities	7,219	10,682

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 6,979,686 shares issued and outstanding at December 31, 2017 and 6,901,887 shares issued and outstanding at December 31, 2016	34,080	32,801
Accumulated other comprehensive loss	(1,409)	(1,940)
Retained earnings	19,611	18,037
Total stockholders’ equity	52,282	48,898
Total liabilities and stockholders’ equity	$59,501	$59,580

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS

CYBEROPTICS CORPORATION

	Year Ended December 31,
(In thousands, except per share amounts)	2017	2016	2015
Revenues	$53,333	$66,240	$41,130
Cost of revenues	28,573	37,185	22,989

Gross margin	24,760	29,055	18,141

Research and development expenses	8,022	8,040	7,602
Selling, general and administrative expenses	15,657	14,796	12,635
Amortization of intangibles	66	66	67

Income (loss) from operations	1,015	6,153	(2,163)

Interest income and other	(107)	238	102

Income (loss) before income taxes	908	6,391	(2,061)

Income tax provision (benefit)	(404)	(5,171)	28

Net income (loss)	$1,312	$11,562	$(2,089)

Net income (loss) per share – Basic	$0.19	$1.69	$(0.31)
Net income (loss) per share – Diluted	$0.19	$1.64	$(0.31)

Weighted average shares outstanding – Basic	6,946	6,832	6,706
Weighted average shares outstanding – Diluted	7,075	7,049	6,706

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

CYBEROPTICS CORPORATION

	Year Ended December 31,
(In thousands)	2017	2016	2015
Net income (loss)	$1,312	$11,562	$(2,089)

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	738	(383)	(625)

Unrealized losses on available-for-sale securities:
Unrealized losses	(3)	(8)	(78)
Total unrealized losses on available-for-sale securities	(3)	(8)	(78)

Unrealized gains (losses) on foreign exchange forward contracts:
Unrealized gains (losses)	—	53	(298)
Reclassification adjustment for losses included in net income (loss)	—	36	563
Total unrealized gains on foreign exchange forward contracts	—	89	265

Other comprehensive income (loss), before tax	735	(302)	(438)
Income tax provision (benefit) related to items of other comprehensive income (loss)	204	(71)	—
Other comprehensive income (loss), net of tax	531	(231)	(438)
Total comprehensive income (loss)	$1,843	$11,331	$(2,527)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

CYBEROPTICS CORPORATION

	Year Ended December 31,
(In thousands)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,312	$11,562	$(2,089)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,285	2,086	1,968
Provision for (recovery of) doubtful accounts	(48)	24	(44)
Deferred taxes	(297)	(5,269)	38
Foreign currency transaction losses (gains)	115	(341)	(225)
Stock-based compensation	895	863	511
Changes in operating assets and liabilities:
Accounts receivable	171	(2,769)	(161)
Inventories	(3,163)	1,029	(2,489)
Other assets	(31)	(346)	(24)
Accounts payable	(2,100)	550	1,146
Advance customer payments	62	(153)	(9)
Accrued expenses	(1,627)	1,888	(1,011)
Net cash provided by (used in) operating activities	(2,426)	9,124	(2,389)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale marketable securities	6,931	4,690	5,167
Proceeds from sales of available-for-sale marketable securities	—	1,502	1,518
Purchases of available-for-sale marketable securities	(7,475)	(8,127)	(4,934)
Additions to equipment and leasehold improvements	(1,226)	(1,363)	(691)
Additions to patents	(120)	(71)	(106)
Net cash provided by (used in) investing activities	(1,890)	(3,369)	954

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	378	474	458
Tax payments related to shares withheld for share-based compensation plans	(35)	(9)	—
Common stock repurchases	(240)	—	—
Proceeds from issuance of common stock under employee stock purchase plan	258	181	178
Net cash provided by financing activities	361	646	636

Effects of exchange rate changes on cash and cash equivalents	259	(35)	(98)

Net increase (decrease) in cash and cash equivalents	(3,696)	6,366	(897)

Cash and cash equivalents – beginning of period	10,640	4,274	5,171
Cash and cash equivalents – end of period	$6,944	$10,640	$4,274

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

CYBEROPTICS CORPORATION

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
BALANCE, DECEMBER 31, 2014	6,644	$30,145	$(1,271)	$8,564	$37,438
Exercise of stock options, vesting of restricted stock units, net of shares exchanged as payment	88	458	—	—	458
Share issuances for compensation purposes	4	41	—	—	41
Stock-based compensation	—	470	—	—	470
Issuance of common stock under Employee Stock Purchase Plan	36	178	—	—	178
Other comprehensive loss, net of tax	—	—	(438)	—	(438)
Net loss	—	—	—	(2,089)	(2,089)
BALANCE, DECEMBER 31, 2015	6,772	31,292	(1,709)	6,475	36,058
Exercise of stock options, vesting of restricted stock units, net of shares exchanged as payment	86	474	—	—	474
Tax payments related to shares withheld for share-based compensation plans	—	(9)	—	—	(9)
Share issuances for compensation purposes	8	136	—	—	136
Stock-based compensation	—	727	—	—	727
Issuance of common stock under Employee Stock Purchase Plan	36	181	—	—	181
Other comprehensive loss, net of tax	—	—	(231)	—	(231)
Net income	—	—	—	11,562	11,562
BALANCE, DECEMBER 31, 2016	6,902	32,801	(1,940)	18,037	48,898
Increase related to adoption of ASU 2016-09	—	23	—	262	285
Exercise of stock options, vesting of restricted stock units and issuance of restricted shares, net of shares exchanged as payment	73	378	—	—	378
Tax payments related to shares withheld for share-based compensation plans	(7)	(35)	—	—	(35)
Share issuances for compensation purposes	8	—	—	—	—
Stock-based compensation	—	895	—	—	895
Issuance of common stock under Employee Stock Purchase Plan	19	258	—	—	258
Repurchase of common stock	(15)	(240)	—	—	(240)
Other comprehensive income, net of tax	—	—	531	—	531
Net income	—	—	—	1,312	1,312
BALANCE, DECEMBER 31, 2017	6,980	$34,080	$(1,409)	$19,611	$52,282

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CYBEROPTICS CORPORATION

NOTE 1 – BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are a leading global developer and manufacturer of high precision sensing technology solutions. Our products are used in surface mount technology (SMT), semiconductor and metrology markets to significantly improve yields and productivity.

Principles of Consolidation

The consolidated financial statements include the accounts of CyberOptics Corporation and its wholly-owned subsidiaries. In these notes to the consolidated financial statements, these companies are collectively referred to as “CyberOptics,” “we,” “us,” or “our.” All significant inter-company accounts and transactions have been eliminated in consolidation.

Segment Reporting

We operate in a single reportable segment that includes the design, development and manufacture of high precision sensing technology solutions.

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

We monitor the carrying value of our investments compared to their fair value to determine whether an other-than-temporary impairment has occurred. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. If a decline in fair value is determined to be other-than-temporary, an impairment charge related to that specific investment is recorded in current operations.

Cash and marketable securities held by foreign subsidiaries totaled $187,000 at December 31, 2017 and $614,000 at December 31, 2016.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out (FIFO) method. Appropriate consideration is given to deterioration, obsolescence, and other factors in evaluating net realizable value. Demonstration inventories are stated at cost less accumulated amortization, generally based on a 36 month useful life.

Accumulated amortization for demonstration inventories totaled $1.5 million at December 31, 2017 and $1.1 million at December 31, 2016.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired in a business combination.  We have determined that we have one reporting unit. We evaluate the carrying value of goodwill annually on December 31st and more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. We first assess qualitative factors to determine whether it is more likely than not that our fair value is greater than carrying value (i.e. net book value). If we conclude that it is more likely than not that our fair value is greater than carrying value, no further testing is required. If we conclude that it is more likely than not that our fair value is less than carrying value, we conduct a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing our fair value to carrying value. We estimate our fair value using the income approach. The income approach is a valuation technique under which we estimate future cash flows using financial forecasts. Future estimated cash flows are discounted to their present value to calculate fair value. When considering fair value, we also give consideration to the control premium in excess of our current market capitalization that might be obtained from a third party acquirer. If we determine that our carrying value exceeds fair value, the amount of impairment loss must be measured. The second step of the goodwill impairment test involves comparing the implied fair value of our goodwill with the carrying value of that goodwill. The amount, by which the carrying value of the goodwill exceeds its implied value, if any, is recognized as an impairment loss.

On December 31, 2017 and 2016, we performed a qualitative assessment to determine if there was any indication that our goodwill might be impaired. After considering all available evidence, including our financial performance, financial outlook and current market capitalization, we concluded that it is more likely than not that our fair value is greater than carrying value. As a result, no further testing was deemed necessary, and we determined that our goodwill was not impaired. No amounts were recorded for goodwill impairment in 2017, 2016 or 2015.

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

Revenue Recognition

Revenue from all customers, including distributors, is recognized when all significant contractual obligations have been satisfied, pricing is fixed and determinable and collection of the resulting receivable is reasonably assured. Generally, product revenues are recognized upon shipment under Ex-works terms, and include shipping and handling costs. Revenue from services is recognized as work is performed. Taxes collected from customers and remitted to governmental authorities are excluded from revenue on the net basis of accounting. Estimated returns and warranty costs are recorded at the time of sale. Sales of some inspection system products may require customer acceptance due to performance or other acceptance criteria included in the terms of sale. For these inspection system product sales, revenue is recognized at the time of customer acceptance. Our multiple deliverable arrangements typically include the sale of an inspection system or metrology product, related installation and training and, in some cases, an extended warranty. Revenue from installation and training are recognized as the services are provided. Revenue from extended warranties is recognized ratably over the warranty period.

When a sale involves multiple elements, revenue is allocated to each respective element at inception of an arrangement using the relative selling price method. Selling price is determined based on a selling price hierarchy, consisting of vendor specific objective evidence (VSOE), third party evidence or estimated selling price. Management’s best estimate of the selling price of an inspection system and metrology products is based on the cost of the product and a reasonable margin based on geographic location and competitive market conditions. We use VSOE to establish fair value for extended warranty, installation and training services. If VSOE is not available to establish fair value for extended warranty, installation and training services, we estimate a selling price based on the cost-build-up for the particular service and a reasonable gross margin. Costs related to products delivered are recognized in the period revenue is recognized. Cost of revenues consists primarily of direct labor, manufacturing overhead, materials and components and excludes amortization of intangible assets.

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

Foreign Currency Transactions

Foreign currency transaction gains and losses are included in interest income and other in the statement of operations. We recognized a foreign currency transaction loss of $177,000 in 2017 and a foreign currency transaction gain of $207,000 in 2016 and $103,000 in 2015.

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

Advertising Costs

We expense all advertising costs as incurred. Advertising expense incurred was $400,000 in 2017, $356,000 in 2016 and $410,000 in 2015.

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

Net Income (Loss) Per Share

Basic net income (loss) per basic share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income per diluted share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of common shares to be issued upon exercise of stock options, vesting of restricted stock units, vesting of restricted shares and from purchases of shares under our employee stock purchase plan, as calculated using the treasury stock method. All common equivalent shares are excluded from the calculation of net loss per diluted share due to their anti-dilutive effect.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities approximate their related fair values due to the short-term maturities of these instruments.

Stock-Based Compensation

All equity-based payments to employees, including grants of stock options, are required to be recognized as an expense in our consolidated statements of operations based on the grant date fair value of the award. We utilize the straight-line method of expense recognition over the award’s service period for our graded vesting options. The fair value of stock options has been determined using the Black-Scholes model. We account for the impact of forfeitures related to share-based payment arrangements when the forfeitures occur. We have classified equity based compensation within our consolidated statement of operations in the same manner as our cash based employee compensation costs. We elected to use the alternative transition guidance known as the “short-cut method” to determine our pool of windfall tax benefits at January 1, 2006.

See Note 7 to the consolidated financial statements for additional information related to stock-based compensation. See Note 2 for additional information related to our adoption of Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting.

Related Party Transactions

One of our board members serves as the President and Chief Executive Officer of Key Tronic Corporation. Our sales to Key Tronic Corporation totaled $133,000 in 2017, $556,000 in 2016 and $82,000 in 2015.

Recent Accounting Developments

In January 2017, the Financial Accounting Standards Board (FASB) issued guidance on simplifying the test for goodwill impairment (Accounting Standards Update (ASU) No. 2017-04, Simplifying the Test for Goodwill Impairment). Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. The new guidance eliminates the requirement to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The new guidance is to be applied prospectively to impairment tests beginning January 1, 2020, with early adoption permitted. We are currently evaluating when we will adopt this new guidance and do not expect the adoption to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued new lease accounting guidance (ASU No. 2016-02, Leases). Under the new guidance, at the commencement date, lessees will be required (a) to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and (b) to record a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. U.S. public companies are required to apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We intend to adopt this guidance on January 1, 2019 and are currently evaluating the impact of the new guidance on our consolidated financial statements.

In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers (ASU No. 2014-09, Revenue from Contracts with Customers). Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. We have performed a review of the requirements of the new guidance and have identified which of our revenue streams will be within the scope of ASU 2014-09. We have applied the five-step model of the new standard to a selection of contracts within each of our revenue streams, and have compared the results to our current account practices. We also have performed detailed contract reviews to complete necessary adjustments to our existing accounting policies, and have implemented changes to our processes and internal controls to capture new data and address changes in financial reporting. We will expand our consolidated financial statement disclosures to comply with the requirements of ASU No. 2014-09. We adopted the new standard using the modified retrospective method, with the cumulative effect of initially applying the guidance recognized at the date of initial application. Our adoption of the new standard on January 1, 2018 did not have a material impact on our consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance requires the fair value measurement of investments in equity securities and other ownership interests in an entity that do not result in consolidation and are not accounted for under the equity method. Entities will need to measure these investments and recognize changes in fair value in net income. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities they classify under current guidance as available-for-sale in other comprehensive income. This standard is effective beginning January 1, 2018 via a cumulative-effect adjustment to beginning retained earnings, except for guidance relative to equity securities without readily determinable fair values which is applied prospectively. Our adoption of the new standard on January 1, 2018 did not have a material impact on our consolidated financial statements.

NOTE 2 – ADOPTION OF ASU NO. 2016-09, IMPROVEMENTS TO EMPLOYEE SHARE-BASED PAYMENT ACCOUNTING

On January 1, 2017, we adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU No. 2016-09). The guidance impacted the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the consolidated statement of cash flows.

At January 1, 2017, we had excess tax benefits from employee share-based payments that were not recognized because current taxes payable had not been reduced. Under the new guidance, we are required to recognize the excess tax benefits regardless of whether or not they reduce income taxes payable in the current period. The new guidance also requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in our statement of operations. Prior to our adoption of ASU No. 2016-09, stock compensation expense was based on the number of awards that were expected to vest in the future. Under the new guidance, we are allowed to account for the impact of forfeitures related to share-based payment arrangements when the forfeitures occur.

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

Our income tax provision in 2017 includes a $227,000 excess tax benefit from employee share-based payments. The impact of the change in accounting for stock option forfeitures on stock compensation expense in 2017 was inconsequential.

ASU 2016-09 includes an amendment specifying that excess tax benefits are to be classified as an operating activity in the statement of cash flows on either a prospective or retrospective basis. This amendment had no impact on our consolidated statements of cash flows for any period presented because excess tax benefits have not been used to reduce current tax payments.

ASU 2016-09 also includes an amendment specifying that payments of employee withholding taxes resulting from stock option exercises, by withholding shares acquired by an option holder, are to be classified as a financing activity in the consolidated statements of cash flows on a retrospective basis.  The change impacted the presentation of financing activities in the consolidated statements of cash flows.

NOTE 3 – MARKETABLE SECURITIES

Our investments in marketable securities are classified as available-for-sale and consist of the following:

	December 31, 2017
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$4,381	$—	$(13)	$4,368
Corporate debt securities and certificates of deposit	1,792	—	(4)	1,788
Asset backed securities	515	—	(1)	514
Marketable securities – short-term	$6,688	$—	$(18)	$6,670
Long-Term
U.S. government and agency obligations	$4,801	$—	$(33)	$4,768
Corporate debt securities and certificates of deposit	1,189	—	(10)	1,179
Asset backed securities	3,045	—	(16)	3,029
Equity security	42	55	—	97
Marketable securities – long-term	$9,077	$55	$(59)	$9,073

	December 31, 2016
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$5,005	$4	$(1)	$5,008
Corporate debt securities and certificates of deposit	1,476	1	(1)	1,476
Asset backed securities	9	—	—	9
Marketable securities – short-term	$6,490	$5	$(2)	$6,493
Long-Term
U.S. government and agency obligations	$4,815	$1	$(12)	$4,804
Corporate debt securities and certificates of deposit	2,161	—	(17)	2,144
Asset backed securities	1,732	—	(5)	1,727
Equity security	42	11	—	53
Marketable securities – long-term	$8,750	$12	$(34)	$8,728

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2017
U.S. government and agency obligations	$5,593	$(29)	$3,543	$(17)
Corporate debt securities and certificates of deposit	478	(2)	1,991	(12)
Asset backed securities	2,312	(9)	1,232	(8)
Marketable securities – short-term	$8,383	$(40)	$6,766	$(37)
December 31, 2016
U.S. government and agency obligations	$4,481	$(13)	$—	$—
Corporate debt securities and certificates of deposit	2,795	(18)	—	—
Asset backed securities	1,471	(5)	—	—
Marketable securities – long-term	$8,747	$(36)	$—	$—

Our investments in marketable debt securities all have maturities of less than 5 years. Net pre-tax unrealized losses for marketable securities of $22,000 at December 31, 2017 and $19,000 at December 31, 2016 have been recorded as a component of accumulated other comprehensive loss in stockholders’ equity. We have determined that the net pre-tax unrealized losses for marketable debt securities at December 31, 2017 and December 31, 2016 were caused by fluctuations in interest rates and are temporary in nature. We review our marketable securities to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. No marketable securities were sold in 2017. We received proceeds from the sale of marketable securities of $1.5 million in 2016 and $1.5 million in 2015. No gain or loss was recognized on any of these sales.

See Note 6 for additional information regarding the fair value of our investments in marketable securities.

Investments in marketable securities classified as cash equivalents of $1.6 million at December 31, 2017 and $5.2 million at December 31, 2016, consist of corporate debt securities and certificates of deposit. There were no unrealized gains or losses associated with any of these securities at December 31, 2017 or December 31, 2016.

NOTE 4 – DERIVATIVES

We may enter into foreign exchange forward contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies associated with our subsidiary in Singapore. These transactions are designated as cash flow hedges and are recorded in the accompanying consolidated balance sheet at fair value. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. There were no foreign exchange forward contracts designated as cash flow hedges in 2017. Hedge ineffectiveness and the amounts excluded from effectiveness testing recognized in earnings on cash flow hedges were not material in 2016 or 2015.

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

Reclassifications of amounts from accumulated other comprehensive loss into earnings include accumulated gains (losses) at the time earnings are impacted by the forecasted transaction. The location in the consolidated statements of operations and consolidated statements of comprehensive income (loss) and the amounts of gains and losses related to derivative instruments designated as cash flow hedges are as follows:

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

At December 31, 2017 and December 31, 2016, there were no amounts recorded in accumulated other comprehensive loss for cash flow hedging instruments. The $147,000 after tax net unrealized loss recorded in accumulated other comprehensive loss at December 31, 2015 for cash flow hedging instruments was reclassified to earnings during 2016.

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

Reclassifications and taxes related to items of other comprehensive income (loss) are as follows:

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount	Before Tax	Tax Effect	Net of Tax Amount	Before Tax	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments	$738	$(204)	$534	$(383)	$—	$(383)	$(625)	$—	$(625)
Net changes related to available-for-sale securities:
Unrealized gains (losses)	(3)	—	(3)	(8)	7	(1)	(78)	—	(78)
Reclassification adjustments for losses included in interest income and other	—	—	—	—	6	6	—	—	—
Total net changes related to available-for-sale securities	(3)	—	(3)	(8)	13	5	(78)	—	(78)
Net changes related to foreign exchange forward contracts:
Unrealized gains (losses)	—	—	—	53	—	53	(298)	—	(298)
Reclassification adjustments for losses included in net income (loss)
Cost of revenues	—	—	—	27	41	68	352	—	352
Research and development expenses	—	—	—	6	10	16	118	—	118
Selling, general and administrative expenses	—	—	—	3	7	10	93	—	93
Total net changes related to foreign exchange forward contracts	—	—	—	89	58	147	265	—	265
Other comprehensive income (loss)	$735	$(204)	$531	$(302)	$71	$(231)	$(438)	$—	$(438)

At December 31, 2017, December 31, 2016 and December 31, 2015 components of accumulated other comprehensive loss is as follows:

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Foreign Exchange Forward Contracts	Accumulated Other Comprehensive Loss
Balances at December 31, 2014	$(920)	$61	$(412)	$(1,271)
Other comprehensive loss before reclassifications	(625)	(78)	(298)	(1,001)
Reclassifications from accumulated other comprehensive loss	—	—	563	563
Net current period other comprehensive income (loss)	(625)	(78)	265	(438)
Balances at December 31, 2015	$(1,545)	$(17)	$(147)	$(1,709)
Other comprehensive income (loss) before reclassifications	(383)	(1)	53	(331)
Reclassifications from accumulated other comprehensive loss	—	6	94	100
Net current period other comprehensive income (loss)	(383)	5	147	(231)
Balances at December 31, 2016	$(1,928)	$(12)	$—	$(1,940)
Other comprehensive income (loss) before reclassifications	534	(3)	—	531
Reclassifications from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income (loss)	534	(3)	—	531
Balances at December 31, 2017	$(1,394)	$(15)	$—	$(1,409)

NOTE 6 – FAIR VALUE MEASUREMENTS

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our marketable securities as of December 31, 2017 and December 31, 2016 according to the three-level fair value hierarchy.

	Fair Value Measurements at December 31, 2017 Using
(In thousands)	Balance December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$9,136	$—	$9,136	$—
Corporate debt securities and certificates of deposit	2,967	—	2,967	—
Asset backed securities	3,543	—	3,543	—
Equity security	97	97	—	—
Total marketable securities	$15,743	$97	$15,646	$—

	Fair Value Measurements at December 31, 2016 Using
(In thousands)	Balance December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$9,812	$—	$9,812	$—
Corporate debt securities and certificates of deposit	3,620	—	3,620	—
Asset backed securities	1,736	—	1,736	—
Equity security	53	53	—	—
Total marketable securities	$15,221	$53	$15,168	$—

During the years ended December 31, 2017 and 2016, there were no transfers within the three level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed which merit a transfer between the disclosed levels of the valuation hierarchy.

The fair value for our U.S. government and agency obligations, corporate debt securities and certificates of deposit and asset backed securities are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers. The fair value for our equity security is based on a quoted market price obtained from an active market.

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities approximate their related fair values due to the short-term maturities of these instruments. Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value in 2017 or 2016.

NOTE 7 – STOCK-BASED COMPENSATION

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

Employee Stock Incentive Plan

As of December 31, 2017, there are 327,839 shares of common stock reserved in the aggregate for issuance pursuant to future awards under our Employee Stock Incentive Plan and 602,737 shares of common stock reserved in the aggregate for issuance pursuant to outstanding awards under our Employee Stock Incentive Plan. Although our Compensation Committee has authority to issue options, restricted stock, restricted stock units, share grants and other share based benefits under our Employee Stock Incentive Plan, to date only restricted stock units and stock options have been granted under the plan. Options have been granted at an option price per share equal to the market value of our common stock on the date of grant, vest over a four year period and expire seven years after the date of grant. Restricted stock units vest over a four year period and entitle the holders to one share of our common stock for each restricted stock unit. Reserved shares underlying outstanding awards, including options and restricted shares, that are forfeited are available under the Employee Stock Incentive Plan for future grant.

Non-Employee Director Stock Plan

As of December 31, 2017, there were 68,000 shares of common stock reserved in the aggregate for issuance pursuant to future awards under our Non-Employee Director Stock Plan and 16,000 shares of common stock reserved in the aggregate for issuance pursuant to outstanding stock option awards under our Non-Employee Director Stock Plan. Under the terms of the plan, each non-employee director will be automatically be granted 2,000 shares of our common stock on the date of each annual meeting at which such director is elected to serve on the board (beginning with our May 2016 annual meeting). At our May 11, 2017 annual meeting, our shareholders, upon recommendation of the Board of Directors, approved amendments to the Non-Employee Director Stock Plan that eliminated annual stock option grants for non-employee directors and retained share grants under the Non-Employee Director Stock Plan which will now vest in four equal quarterly installments during the year after the grant date provided the non-employee director is still serving as a director on the applicable vesting date.

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

Stock Option Activity

The following is a summary of activity in stock options for 2017:

	Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2016	547,625	$9.39
Granted	77,900	15.40
Exercised	(57,000)	9.18
Expired	—	—
Forfeited	—	—
Outstanding, December 31, 2017	568,525	$10.24
Exercisable, December 31, 2017	308,063	$8.66

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds the option's exercise price. For options outstanding at December 31, 2017, the weighted average remaining contractual term of all outstanding options was 4.4 years and their aggregate intrinsic value was $3.2 million. At December 31, 2017, the weighted average remaining contractual term of options that were exercisable was 3.8 years and their aggregate intrinsic value was $2.1 million. The aggregate intrinsic value of stock options exercised was $782,000 in 2017, $720,000 in 2016 and $182,000 in 2015. We received proceeds from stock option exercises of $378,000 in 2017, $474,000 in 2016 and $458,000 in 2015. The aggregate fair value of options that vested was $443,000 in 2017, $495,000 in 2016 and $264,000 in 2015.

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

For stock options granted in the three year period ended December 31, 2017, we utilized the fair value of our common stock on the date of grant and employed the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

	2017	2016	2015
Risk-free interest rates	2.14%- 2.15%	1.24% - 1.89%	1.56%
Expected life in years	5.00 - 5.29	5.09 - 7.50	5.01 - 5.11
Expected volatility	52.30% - 52.86%	42.22% - 46.67%	40.82%
Dividend yield	0.00%	0.00%	0.00%
Weighted average fair value on grant date	$7.36	$9.88	$2.73

Restricted Shares and Restricted Stock Units

Restricted shares are granted under our Non-Employee Director Stock Plan. Restricted stock units are granted under our Employee Stock Incentive Plan. There were 32,200 restricted shares and restricted stock units granted in 2017 (weighted average grant date fair value of $16.77 each), 10,700 restricted stock units granted in 2016 (weighted average grant date fair value of $26.40 each) and 18,250 restricted stock units granted in 2015 (weighted average grant date fair value of $7.18 each). The aggregate fair value of outstanding restricted shares and restricted stock units based on the closing share price of our common stock as of December 31, 2017 was $813,000. The aggregate fair value of restricted shares and stock units that vested, based on the closing share price of our common stock on the vesting date, was $453,000 in 2017, $394,000 in 2016 and $129,000 in 2015.

The following is a summary of activity in restricted shares and restricted stock units for 2017:

Non-vested restricted stock units	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	45,549	$11.93
Granted	32,200	16.77
Vested	(23,537)	11.79
Forfeited	—	—
Non-vested at December 31, 2017	54,212	$14.86

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. Purchases under this plan were 18,404 shares in 2017, 36,481 shares in 2016 and 35,845 shares in 2015. As of December 31, 2017, 40,872 shares remain available for future issuance under this plan.

Stock Grant Plan for Non-Employee Directors

Previously, we had a stock grant plan for non-employee directors that provided for automatic grants of 1,000 shares of our common stock to each of our non-employee directors upon their re-election to the Board of Directors. This plan was terminated and our non-employee directors did not receive any share grants under this plan on the date of our 2016 annual meeting at which our shareholders approved the Non-Employee Director Stock Plan. There were 4,000 shares issued under this plan in 2015 with a fair market value on the date of grant equal to $41,000 (weighted average grant date fair value of $10.36).

Stock Based Compensation Information

Pre-tax stock-based compensation expense for 2017 includes $667,000 for stock options and restricted stock units, $121,000 for our employee stock purchase plan, and $107,000 for 8,000 restricted shares issued to board members for compensation purposes. Pre-tax stock-based compensation expense for 2016 includes $648,000 for stock options and restricted stock units, $79,000 for our employee stock purchase plan, and $136,000 for shares issued to board members for compensation purposes.

(In thousands)	2017	2016	2015
Pre-tax stock-based compensation expense	$895	$863	$511
Income tax benefits related to stock-based compensation	$310	$428	$—

At December 31, 2017, the total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $2.0 million and the related weighted average period over which such cost is expected to be recognized is 1.56 years.

In 2017, we recognized a $421,000 income tax benefit from the exercise of stock options and vesting of share based payments, including $227,000 of excess tax benefits. In 2016 and 2015, no tax benefits were realized from the exercise of stock options or vesting of share-based payments and no amounts were credited to additional paid-in capital.

See Note 2 for additional information related to our adoption of Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting.

NOTE 8 – NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income per diluted share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of common shares to be issued upon exercise of stock options, vesting of restricted stock units, vesting of restricted shares and from purchases of shares under our employee stock purchase plan, as calculated using the treasury stock method. All common equivalent shares were excluded from the calculation of net loss per diluted share in 2015 due to their anti-dilutive effect. The components of net income (loss) per basic and diluted share are as follows:

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Year Ended 12/31/2017:
Basic	$1,312	6,946	$0.19
Dilutive effect of common equivalent shares	—	129	—
Dilutive	$1,312	7,075	$0.19

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Year Ended 12/31/2016:
Basic	$11,562	6,832	$1.69
Dilutive effect of common equivalent shares	—	217	(0.05)
Dilutive	$11,562	7,049	$1.64

(In thousands except per share amounts)	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Year Ended 12/31/2015:
Basic	$(2,089)	6,706	$(0.31)
Dilutive effect of common equivalent shares	—	—	—
Dilutive	$(2,089)	6,706	$(0.31)

Potentially dilutive shares excluded from the calculation of diluted net income (loss) per common share because their effect was anti-dilutive totaled 356,000 shares in 2017, 108,000 shares in 2016 and 587,000 shares in 2015.

NOTE 9 – OTHER FINANCIAL STATEMENT DATA

Inventories consist of the following:

	December 31,
(In thousands)	2017	2016
Raw materials and purchased parts	$7,383	$6,475
Work in process	1,666	826
Finished goods	5,344	4,230
Total inventories	$14,393	$11,531

Equipment and leasehold improvements consist of the following:

	December 31,
(In thousands)	2017	2016
Equipment	$14,088	$13,624
Leasehold improvements	1,688	1,628
	15,776	15,252
Accumulated depreciation and amortization	(13,469)	(12,814)
	$2,307	$2,438

Depreciation and amortization expense related to equipment and leasehold improvements was $1.3 million in 2017, $1.3 million in 2016 and $1.2 million in 2015.

Intangible assets consist of the following:

	December 31, 2017			December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,687	$(2,463)	$224	$2,567	$(2,351)	$216
Software	206	(111)	95	206	(82)	124
Marketing assets and customer relationships	101	(45)	56	101	(33)	68
Non-compete agreements	101	(96)	5	101	(71)	30
	$3,095	$(2,715)	$380	$2,975	$(2,537)	$438

Amortization expense in 2017, 2016 and 2015 was as follows:

	Year Ended December 31,			Weighted Avg. Remaining Life-Years at December 31, 2017
(In thousands)	2017	2016	2015
Patents	$112	$98	$110	2.0
Software	29	29	29	3.2
Marketing assets and customer relationships	12	12	12	4.8
Non-compete agreements	25	26	25	0.2
	$178	$165	$176

Amortization of patents has been classified as research and development expense in the accompanying consolidated statement of operations. Estimated aggregate amortization expense based on current intangible assets for the next five years is expected to be as follows: $147,000 in 2018, $114,000 in 2019, $80,000 in 2020, $20,000 in 2021 and $9,000 in 2022.

Accrued expenses consist of the following:

	December 31,
(In thousands)	2017	2016
Wages and benefits	$1,328	$2,673
Warranty liability	713	717
Other	244	366
	$2,285	$3,756

Other liabilities consist of the following:

	December 31,
(In thousands)	2017	2016
Deferred rent	$—	$111
Warranty liability	54	73
Deferred warranty revenue	34	66
	$88	$250

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

A reconciliation of the changes in our estimated warranty liability is as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Balance at beginning of period	$790	$645	$839
Accrual for warranties	582	688	441
Warranty revision	7	(53)	(19)
Settlements made during the period	(612)	(490)	(616)
Balance at end of period	767	790	645
Current portion of estimated warranty liability	(713)	(717)	(584)
Long-term estimated warranty liability	$54	$73	$61

Deferred warranty revenue:

The current portion of our deferred warranty revenue is included as a component of advance customer payments. A reconciliation of the changes in our deferred warranty revenue is as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Balance at beginning of period	$346	$199	$475
Revenue deferrals	357	581	353
Amortization of deferred revenue	(444)	(434)	(629)
Total deferred warranty revenue	259	346	199
Current portion of deferred warranty revenue	(225)	(280)	(196)
Long-term deferred warranty revenue	$34	$66	$3

NOTE 10 – INCOME TAXES

Income (loss) before income taxes consists of the following:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Sources of income (loss) before income taxes:
United States	$(120)	$5,135	$(2,994)
Foreign	1,028	1,256	933
Total income (loss) before income taxes	$908	$6,391	$(2,061)

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Current:
Federal	$(164)	$76	$(14)
State	30	10	4
Foreign	27	12	—
Total current	$(107)	$98	$(10)
Deferred:
Federal	$(744)	$(4,799)	$(4)
State	1	—	1
Foreign	446	(470)	41
Total deferred	$(297)	$(5,269)	$38
Total provision (benefit) for income taxes	$(404)	$(5,171)	$28

A reconciliation of the statutory rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	2.3	0.1	(0.2)
U.S. Subpart F income	1.6	3.2	(1.0)
Earnings and dividends of foreign affiliate	—	32.2	(28.9)
Stock based compensation	(19.8)	0.5	(1.4)
Research and experimentation credit	(13.9)	(2.2)	4.6
Foreign rate difference	13.6	(7.1)	17.8
Changes to U.S. federal income tax law	(93.8)	—	—
Valuation allowance	26.1	(141.9)	(26.1)
Other, net	5.4	0.3	(0.1)
Effective tax rate	(44.5)%	(80.9)%	(1.3)%

Our effective tax rate for 2017 was favorably impacted by 93.8% due to a significant change in income tax law contained in the Tax Cuts and Jobs Act (the Tax Reform Act) passed by the U.S. Congress in December 2017. Under the new tax law, the prior system of taxing U.S. corporations on the foreign earnings of their non-U.S. affiliates when such earnings were repatriated was replaced with a partial territorial system that provides a 100% dividends-received-deduction for foreign-source dividends received from 10%-or-more owned foreign corporations. The benefit from eliminating the previously recorded $2.7 million deferred tax liability for the undistributed earnings of our Singapore subsidiary was offset in part by the write-down of our deferred tax assets to reflect the 21% corporate income tax rate in the new tax law.

Our effective tax rate for 2016 was favorably impacted by 141.9% due to a substantial reduction in the valuation allowances for our deferred tax assets. Recognition of the deferred tax liability for the undistributed earnings of our subsidiary in Singapore impacted our effective tax rate by a negative 32.2% in 2016. Receipt of a dividend from our subsidiary in Singapore impacted our income tax rate by a negative 28.9% in 2015.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Gross UTB balance at beginning of year

$

	1,757	$1,887	$1,508
Additions based on tax positions related to the current year	139	178	186
Additions for tax positions of prior years	603	—	289
Reductions for tax positions of prior years	(38)	(96)	(78)
Reductions due to lapse of applicable statute of limitations	—	(212)	(18)
Gross UTB balance at end of year	$2,461	$1,757	$1,887
Net UTB balance at end of year	$159	$131	$126

The ending net UTB results from adjusting the gross balance for items such as federal, state, and non-U.S. deferred items, interest and penalties, and deductible taxes. The net UTB is a long-term income tax reserve within our consolidated balance sheets. We recognize interest and penalties related to unrecognized tax benefits in tax expense. Accrued interest and penalties on a gross basis are inconsequential. We recorded additional income tax expense for the increase in our liability for uncertain tax positions of $28,000 in 2017 and $5,000 in 2016. We recorded an income tax benefit for the decrease in our liability for uncertain tax positions of $14,000 in 2015. Estimated gross interest and penalties included in the above amounts for all years were inconsequential.

We file income tax returns in the United States and various state and foreign jurisdictions. Our federal income tax returns for years after 2013 are still subject to examination by the Internal Revenue Service. We are no longer subject to state and local income tax examinations for years prior to 2013. The Inland Revenue Authority of Singapore recently initiated a review of our 2016 and 2015 income tax returns, causing us to increase our gross and net UTB. The increase in the UTB did not have a significant impact on our overall effective income tax rate in 2017. We do not presently anticipate that the outcome of these audits will have a significant impact on our financial position or results of operations.

Deferred tax assets and liabilities consist of the following:

	December 31, 2017		December 31, 2016
(In thousands)	Assets	Liabilities	Assets	Liabilities
Equipment, leaseholds and intangible amortization, net	$217	$387	$352	$395
Inventory allowances	563	—	783	21
Accrued expenses	139	—	221	—
Warranty accrual	165	—	272	—
Deferred revenue	155	—	181	—
Accounts receivable allowance	102	—	188	—
Federal and state tax credits	3,818	—	3,624	—
Federal and state net operating loss carry forwards	2,237	—	2,801	—
Foreign net operating loss carry forwards	—	—	463	—
Stock based compensation	289	—	381	—
Earnings of foreign subsidiary	—	—	—	2,520
Other, net	50	—	79	—
Subtotal	7,735	387	9,345	2,936
Valuation allowance	(1,606)	—	(1,086)	—
Total deferred tax assets and liabilities	$6,129	$387	$8,259	$2,936

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

Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, our experience with loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, we first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions in which we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. Finally, we considered both our near and long-term financial outlook. After considering all available evidence both positive and negative, we concluded that recognition of valuation allowances for substantially all of our U.S. and Singapore deferred tax assets was not required. Our conclusions regarding the realizability of our deferred tax assets caused us to substantially reduce the valuation allowances recorded against our U.S. and Singapore based deferred tax assets in the fourth quarter of 2016, resulting in recognition of a significant non-cash income tax benefit.

The remaining valuation allowances recorded against our deferred tax assets increased by $520,000 in 2017 for federal and state R&D tax credit carry forwards and state net operating loss carry forwards that we do expect to use. Valuation allowances recorded against our deferred tax assets decreased by $9.6 million in 2016 from utilization of available net operating loss carry forwards and our determination that significant valuation allowances were no longer needed for substantially all of our U.S. and Singapore based deferred tax assets, due to the improvement in our operating results and financial outlook. At December 31, 2017, we have federal R&D tax credit carry forwards of $3.9 million that will begin to expire in 2019 and a federal net operating loss carry forward of $8.9 million that will begin to expire in 2022, if unused.

During 2016, we concluded that it was no longer our intent to permanently reinvest the undistributed earnings of our Singapore subsidiary, and we recognized the corresponding U.S. deferred tax liability for the related outside basis difference. Under the Tax Reform Act passed by the U.S. Congress in December 2017, the prior system of taxing U.S. corporations on the foreign earnings of their non-U.S. affiliates when such earnings were repatriated was replaced with a partial territorial system that provides a 100% dividends-received-deduction for foreign-source dividends received from 10%-or-more owned foreign corporations. Accordingly, the previously recorded deferred tax liability for the outside basis difference related to our Singapore subsidiary was reversed.

See Note 2 for additional information related to our adoption of Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting.

Cash payments for income taxes, net of refunds received, were $40,000 in 2017, $144,000 in 2016 and $16,000 in 2015.

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

We lease a 10,165 square foot mixed office and warehouse facility in Bloomington, Minnesota. The lease expires on December 31, 2018. Rental expense, including the effects of lease incentives, is recognized on a straight-line basis over the term of the lease. We are also required to pay insurance, property taxes and other operating expenses related to the leased facility.

We lease a 19,805 square foot mixed office and warehouse facility in Singapore. The lease expires in July 2020, contains an escalation clause and one three year renewal option. In addition, we lease facilities for the operations of our other subsidiaries under operating leases that expire at various times through November 2018.

Rent expense was $1.3 million in 2017, $1.3 million in 2016, and $1.2 million in 2015.  At December 31, 2017, the future minimum lease payments required under non-cancelable operating lease agreements are as follows:

Year ending December 31,	(In thousands)
2018	$1,433
2019	445
2020	259
2021	—
Total	$2,137

NOTE 12 – 401(K) AND OTHER DEFINED CONTRIBUTION PLANS

We have a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code (the Code), whereby eligible employees may contribute a portion of their earnings, not to exceed annual amounts allowed under the Code. In addition, we may also make contributions at the discretion of the Board of Directors. We provided matching contributions to employees totaling $304,000 in 2017, $261,000 in 2016 and $300,000 in 2015.

We also contribute to defined contribution retirement savings plans on behalf of our employees in the United Kingdom. We made contributions to these plans totaling $30,000 in 2017, $30,000 in 2016 and $33,000 in 2015.

NOTE 13 – REVENUE CONCENTRATIONS, SIGNIFICANT CUSTOMERS, AND GEOGRAPHIC AREAS

The following summarizes our revenue by product line:

(In thousands)	2017	2016	2015
High precision 3D and 2D sensors	$17,079	$18,797	$13,022
Semiconductor sensors	11,059	10,061	7,677
Inspection systems	19,468	28,680	13,578
Metrology products and services	5,727	8,702	6,853
Total	$53,333	$66,240	$41,130

The following summarizes certain significant customer information:

(In thousands)	Significant Customer	Percentage of Revenues
Year ended December 31, 2017	A	12%
Year ended December 31, 2016	B	12%
	C	11%
Year ended December 31, 2015	A	10%
	B	11%

Export sales as a percentage of total sales was 71% in 2017, 81% in 2016 and 72% in 2015. Export sales are attributed to the country where the product is shipped. Substantially all of our export sales are negotiated, invoiced and paid in U.S. dollars.

As of December 31, 2017, accounts receivable from significant customer A were $814,000.

Revenue by geographic area is summarized as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
United States	$15,361	$12,754	$11,452
Netherlands	2,786	8,033	4,533
Other Europe	8,948	9,183	7,462
China	6,899	14,626	4,060
Singapore	4,424	2,767	1,010
South Korea	2,643	7,634	3,462
Japan	7,177	4,505	4,802
Other Asia	3,685	5,106	2,580
Other	1,410	1,632	1,769
Total revenues	$53,333	$66,240	$41,130

Long-lived assets include equipment and leasehold improvements and intangible and other assets attributable to each geographic area’s operations. Long-lived assets at December 31, 2017 and 2016 are as follows:

(In thousands)	2017	2016
Long-lived assets:
United States	$2,348	$2,721
Europe	4	7
Asia and other	335	148
Total long-lived assets	$2,687	$2,876

NOTE 14 – SHARE REPURCHASE

In October 2017, our Board of Directors adopted a program authorizing the purchase of up to $3.0 million of shares of our common stock. The common stock will be acquired from time to time in open market transactions, block purchases and other transactions complying with Rule 10b-18 of the Securities and Exchange Commission. The share repurchase program will terminate on September 30, 2018. In 2017, we spent $240,000 to repurchase 15,000 shares of our common stock.

NOTE 15 – CONTINGENCIES

We are periodically a defendant in miscellaneous lawsuits, claims and disputes in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, management presently believes the disposition of these matters will not have a material effect on our financial position, results of operations or cash flows.

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

NOTE 16 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share amounts)

2017	March 31	June 30	September 30	December 31,	Total
Revenues	$11,920	$16,409	$11,828	$13,176	53,333
Gross margin	5,398	7,733	5,592	6,037	24,760
Income (loss) from operations	(539)	1,662	(163)	55	1,015
Net income (loss)	(214)	1,095	(72)	503	1,312
Net income (loss) per share - Basic (1)	(0.03)	0.16	(0.01)	0.07	0.19
Net income (loss) per share - Diluted (1)	(0.03)	0.15	(0.01)	0.07	0.19

2016	March 31	June 30	September 30	December 31,	Total
Revenues	$19,114	$18,631	$15,040	$13,455	66,240
Gross margin	7,944	8,145	6,641	6,325	29,055
Income from operations	2,391	1,987	1,137	638	6,153
Net income	2,263	2,041	1,172	6,086	11,562
Net income per share - Basic (1)	0.33	0.30	0.17	0.88	1.69
Net income per share - Diluted (1)	0.33	0.29	0.16	0.85	1.64

(1)	The summation of quarterly per share amounts may not equal the calculation for the full year, as each quarterly calculation is performed discretely.

CYBEROPTICS CORPORATION

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at	Charged to	Other	Balance
	Beginning of	Costs and	Increases	at end of
	Period	Expenses	(Decreases)	Period

Allowance for doubtful accounts:

Year ended December 31, 2017	$547,000	$(48,000)	$(26,000)	$473,000

Year ended December 31, 2016	$521,000	$24,000	$2,000	$547,000

Year ended December 31, 2015	$561,000	$(44,000)	$4,000	$521,000

Description	Balance at	Charged to	Other	Balance
	Beginning of	Costs and	Increases	at end of
	Period	Expenses	(Decreases)	Period

Allowance for obsolete inventory:

Year ended December 31, 2017	$1,230,000	$349,000	$(831,000)	$748,000

Year ended December 31, 2016	$950,000	$408,000	$(128,000)	$1,230,000

Year ended December 31, 2015	$914,000	$187,000	$(151,000)	$950,000

Description	Balance at	Charged to	Other	Balance
	Beginning of	Costs and	Increases	at end of
	Period	Expenses	(Decreases)	Period

Allowance for deferred taxes:

Year ended December 31, 2017	$1,086,000	$216,000	$304,000	$1,606,000

Year ended December 31, 2016	$10,644,000	$(9,589,000)	$31,000	$1,086,000

Year ended December 31, 2015	$10,500,000	$538,000	$(394,000)	$10,644,000

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CyberOptics Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of CyberOptics Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated March 9, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

March 9, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CyberOptics Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CyberOptics Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 9, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2009.

Minneapolis, Minnesota

March 9, 2018

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

During the quarter ended December 31, 2017, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, for CyberOptics Corporation and its subsidiaries (collectively, the Company). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP).

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this evaluation, our management used the criteria for effective internal control over financial reporting described in the 2013 “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Our internal control over financial reporting as of December 31, 2017 has been audited by Grant Thornton LLP, as stated in their report included elsewhere herein.

ITEM 9B. OTHER INFORMATION

NONE.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the headings “Proposal I–Election of Directors,” “Information About our Board of Directors and its Committees and Other Corporate Governance Matters,”  “Section 16(a) Beneficial Ownership Reporting Compliance” and "Executive Compensation-Executive Officers" of the Company’s definitive proxy statement for its annual meeting of shareholders to be held May 10, 2018 (the Proxy Statement), is hereby incorporated by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the headings “Information About our Board of Directors and its Committees and Other Corporate Governance Matters–Committees of Our Board–Audit Committee” and "Related Person Transactions" of the Proxy Statement is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “Independent Accountants and Payment of Fees” and “Information About our Board of Directors and its Committees and Other Corporate Governance Matters–Committees of Our Board–Audit Committee” of the Proxy Statement is hereby incorporated by reference.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)      Financial Statements: The Consolidated Financial Statements included in Item 8 to this Form 10-K consist of the following:

Consolidated Balance Sheets as of December 31, 2017 and 2016.
Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015.
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015.
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015.
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015.
Notes to the Consolidated Financial Statements.
Schedule of Valuation and Qualifying Accounts

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

*4.5	CyberOptics Corporation Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K dated May 20, 2016)
*4.6	CyberOptics Corporation Amended Non-Employee Director Stock Plan (incorporated by reference to Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2017)
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
10.8

Tenancy agreement between RBC Investor Services Trust Singapore Limited and CyberOptics Singapore Private Limited dated December 8, 2016 (incorporated by reference to Exhibit 10.9 to the Company’s annual report on Form 10-K for the year ended December 31, 2016).

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

Name	Title	Date

/s/ SUBODH KULKARNI	President and CEO	March 9, 2018
Subodh Kulkarni	(Principal Executive Officer)

/s/ ALEX B. CIMOCHOWSKI	Director	March 9, 2018
Alex B. Cimochowski

/s/ MICHAEL M. SELZER JR.	Chairman, Director	March 9, 2018
Michael M. Selzer, Jr.

/s/ IRENE M. QUALTERS	Director	March 9, 2018
Irene M. Qualters

/s/ CRAIG D. GATES	Director	March 9, 2018
Craig D. Gates

/s/ JEFFREY A. BERTELSEN	Vice President, CFO, and COO	March 9, 2018
Jeffrey A. Bertelsen	(Principal Financial Officer
and Principal Accounting Officer)

