Form 10-Q
period 2018-09-30
CYBEROPTICS CORP
filed 2018-11-06
CIK 768411

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large Accelerated Filer	☐	Accelerated Filer	☑
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☑
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At October 31, 2018, there were 7,078,190 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

CYBEROPTICS CORPORATION

(Unaudited)

(In thousands, except share information)	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$7,633	$6,944
Marketable securities	6,396	6,670
Accounts receivable, less allowance for doubtful accounts of $290 at September 30, 2018 and $473 at December 31, 2017	14,525	10,772
Inventories	13,935	14,393
Other current assets	2,314	1,593
Total current assets	44,803	40,372

Marketable securities, long-term	9,806	9,073
Equipment and leasehold improvements, net	2,326	2,307
Intangible assets, net	333	380
Goodwill	1,366	1,366
Other assets	201	261
Deferred tax assets	5,546	5,742
Total assets	$64,381	$59,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$5,380	$4,294
Advance customer payments	1,240	393
Accrued expenses	2,656	2,285
Total current liabilities	9,276	6,972

Other liabilities	156	88
Reserve for income taxes	159	159
Total liabilities	9,591	7,219

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 7,064,089 shares issued and outstanding at September 30, 2018 and 6,979,686 shares issued and outstanding at December 31, 2017	35,452	34,080
Accumulated other comprehensive loss	(1,733)	(1,409)
Retained earnings	21,071	19,611
Total stockholders’ equity	54,790	52,282
Total liabilities and stockholders’ equity	$64,381	$59,501

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

CYBEROPTICS CORPORATION

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Revenues	$16,683	$11,828	$46,657	$40,157
Cost of revenues	9,247	6,236	25,738	21,434

Gross margin	7,436	5,592	20,919	18,723

Research and development expenses	2,162	1,947	6,585	5,892
Selling, general and administrative expenses	3,935	3,793	12,413	11,821
Amortization of intangibles	10	15	35	50

Income (loss) from operations	1,329	(163)	1,886	960

Interest income and other	35	(25)	192	(141)

Income (loss) before income taxes	1,364	(188)	2,078	819

Income tax expense (benefit)	297	(116)	444	10

Net income (loss)	$1,067	$(72)	$1,634	$809

Net income (loss) per share – Basic	$0.15	$(0.01)	$0.23	$0.12
Net income (loss) per share – Diluted	$0.15	$(0.01)	$0.23	$0.11

Weighted average shares outstanding – Basic	7,041	6,959	7,012	6,939
Weighted average shares outstanding – Diluted	7,299	6,959	7,176	7,041

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CYBEROPTICS CORPORATION

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net income (loss)	$1,067	$(72)	$1,634	$809

Other comprehensive income, before tax:
Foreign currency translation adjustments	(50)	157	(252)	587

Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses)	3	—	(33)	31
Reclassification adjustment for gains included in net income	(3)	—	(3)	—
Total unrealized gains (losses) on available-for-sale securities	—	—	(36)	31

Other comprehensive income (loss), before tax	(50)	157	(288)	618
Income tax provision (benefit), other comprehensive income	—	(35)	8	(184)
Other comprehensive income (loss), net of tax	(50)	122	(280)	434
Total comprehensive income	$1,017	$50	$1,354	$1,243

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CYBEROPTICS CORPORATION

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,634	$809
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,876	1,659
Provision for doubtful accounts	(159)	(15)
Deferred taxes	261	(27)
Foreign currency transaction (gains) losses	(140)	139
Stock based compensation	701	640
Unrealized loss on available-for-sale equity security	24	—
Realized gain on available-for-sale marketable securities	(3)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,594)	(1,022)
Inventories	(387)	(5,260)
Other assets	(692)	(133)
Accounts payable	1,124	866
Advance customer payments	638	(3)
Accrued expenses	382	(1,906)
Net cash provided by (used in) operating activities	1,665	(4,253)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale marketable securities	6,018	5,187
Proceeds from sales of available-for-sale marketable securities	480	—
Purchases of available-for-sale marketable securities	(7,006)	(5,604)
Additions to equipment and leasehold improvements	(1,079)	(851)
Additions to patents	(76)	(107)
Net cash used in investing activities	(1,663)	(1,375)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	452	330
Proceeds from issuance of common stock under Employee Stock Purchase Plan	219	258
Net cash provided by financing activities	671	588

Effects of exchange rate changes on cash and cash equivalents	16	(7)

Net increase (decrease) in cash and cash equivalents	689	(5,047)

Cash and cash equivalents – beginning of period	6,944	10,640
Cash and cash equivalents – end of period	$7,633	$5,593

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CYBEROPTICS CORPORATION

1. INTERIM REPORTING:

The interim condensed consolidated financial statements of CyberOptics Corporation ("we", "us" or "our") presented herein as of September 30, 2018, and for the three and nine month periods ended September 30, 2018 and 2017, are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and nine month periods ended September 30, 2018 do not necessarily indicate the results to be expected for the full year. The December 31, 2017 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

2. REVENUE RECOGNITION:

Change in Revenue Accounting

Effective January 1, 2018, we adopted ASU No. 2014-9, “Revenue from Contracts with Customers” and the related amendments (“Topic 606”) using the modified retrospective method. Topic 606 was applied to all uncompleted contracts by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of retained earnings at January 1, 2018. Therefore, the comparative financial information for the three and nine months ended September 30, 2017 has not been adjusted and continues to be reported under Topic 605, “Revenue Recognition”.

Accounting for contracts recognized over time involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that may span multiple years. We review and update our contract-related estimates regularly, and record adjustments as needed.

The adoption of Topic 606 caused changes for (1) the impact of volume discounts that represent a material right which will now be estimated and recognized over the contract life rather than on a prospective basis, and (2) revenue will be recognized over time as the products are manufactured under certain contracts where our product is customized rather than at shipment. These changes increased our revenues in the three and nine months ended September 30, 2018 by $123,000 and $232,000, respectively, when compared to revenue recognition under Topic 605 (see Note 16).

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

Our performance obligations are satisfied at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a point in time in the three and nine months ended September 30, 2018 totaled $15.4 million and $43.4 million, respectively, which represented 93% of our total revenue in both periods. Revenue from these contracts is recognized when obligations under the terms of the contract with our customer are satisfied; generally with the transfer of control upon shipment. Sales of some products may require customer acceptance due to performance or other acceptance criteria that is considered more than a formality. For these product sales, revenue is recognized upon notification of customer acceptance.

Revenue from products and services transferred to customers over time in the three and nine months ended September 30, 2018 totaled $1.2 million and $3.3 million, respectively, which represented 7% of our total revenue in both periods. Periodically, sensor product arrangements with our original equipment manufacturers (OEMs) will create an asset with no alternative use and include an enforceable right to payment for cost plus margin. For these arrangements, control is transferred over the manufacturing process; therefore, revenue is recognized over time utilizing an input method based on actual costs incurred in the manufacturing process to date relative to total expected production costs. For certain longer duration 3D scanning service projects, we progress bill as the services are performed. These arrangements create an asset with no alternative use and include an enforceable right to payment.  For these arrangements, control is transferred over the hours incurred to complete the scanning project; therefore, revenue is recognized over time utilizing an input method based on actual hours incurred relative to total projected project hours. For maintenance and extended warranty contracts, revenue is recognized over time on a straight-line basis over the term of the contract as the customer simultaneously receives and consumes the benefits of the coverage.

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

(In thousands)	September 30, 2018	January 1, 2018
Contract assets, included in other current assets	$170	$—
Contract liabilities, included in advance customer payments/other liabilities	$918	$443

Changes in contract assets in the nine months ended September 30, 2018 resulted from unbilled amounts under sensor product arrangements in which revenue is recognized over time. Changes in contract liabilities primarily resulted from reclassification of beginning contract liabilities to revenue as performance obligations were satisfied or for cash received in advance and not recognized as revenue. Amounts reclassified from beginning contract liabilities to revenue in the three and nine months ended September 30, 2018 totaled $39,000 and $262,000, respectively. See Note 7 for changes in contractual obligations related to deferred warranty revenue. Unsatisfied performance obligations are generally expected to be recognized as revenue over the next one to three years. There were no impairment losses for contract assets in the nine months ended September 30, 2018.

Practical Expedients

We generally expense the incremental costs of obtaining a contract when incurred because the amortization period for these costs would be less than one year. These costs primarily relate to sales commissions and are recorded in selling, general and administrative expense in our consolidated statements of operations.

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

3. MARKETABLE SECURITIES:

Our investments in marketable securities are classified as available-for-sale and consist of the following:

	September 30, 2018
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$3,611	$—	$(20)	$3,591
Corporate debt securities and certificates of deposit	2,163	—	(8)	2,155
Asset backed securities	654	—	(4)	650
Marketable securities – short-term	$6,428	$—	$(32)	$6,396
Long-Term
U.S. government and agency obligations	$6,399	$—	$(55)	$6,344
Corporate debt securities and certificates of deposit	230	—	(3)	227
Asset backed securities	3,184	—	(22)	3,162
Equity security	42	31	—	73
Marketable securities – long-term	$9,855	$31	$(80)	$9,806

	December 31, 2017
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$4,381	$—	$(13)	$4,368
Corporate debt securities and certificates of deposit	1,792	—	(4)	1,788
Asset backed securities	515	—	(1)	514
Marketable securities – short-term	$6,688	$—	$(18)	$6,670
Long-Term
U.S. government and agency obligations	$4,801	$—	$(33)	$4,768
Corporate debt securities and certificates of deposit	1,189	—	(10)	1,179
Asset backed securities	3,045	—	(16)	3,029
Equity security	42	55	—	97
Marketable securities – long-term	$9,077	$55	$(59)	$9,073

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2018
U.S. government and agency obligations	$5,185	$(36)	$4,327	$(39)
Corporate debt securities and certificates of deposit	628	(3)	1,324	(8)
Asset backed securities	2,343	(14)	1,469	(12)
Marketable securities	$8,156	$(53)	$7,120	$(59)
December 31, 2017
U.S. government and agency obligations	$5,593	$(29)	$3,543	$(17)
Corporate debt securities and certificates of deposit	478	(2)	1,991	(12)
Asset backed securities	2,312	(9)	1,232	(8)
Marketable securities	$8,383	$(40)	$6,766	$(37)

Effective January 1, 2018, we adopted ASU No. 2016-01, Recognition and Measurement of Financial Assets and Liabilities, which impacted the accounting for our marketable equity security (see Note 16). Our investments in marketable debt securities all have maturities of less than five years. Net pre-tax unrealized losses for marketable securities of $112,000 at September 30, 2018 and $22,000 at December 31, 2017 have been recorded as a component of accumulated other comprehensive loss in stockholders’ equity. We have determined that the net pre-tax unrealized losses for marketable debt securities at September 30, 2018 and December 31, 2017 were caused by fluctuations in interest rates and are temporary in nature. We review our marketable securities to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which the fair value of the investment has been less than the cost basis, the credit quality of the investment and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. We received proceeds from sales of marketable securities of $480,000, and recognized a $3,000 gain on the sales, in the three and nine months ended September 30, 2018. No marketable securities were sold in the nine months ended September 30, 2017.

Investments in marketable securities classified as cash equivalents of $2.3 million at September 30, 2018 and $1.6 million at December 31, 2017 consist of corporate debt securities and certificates of deposit. There were no unrealized gains or losses associated with any of these securities at September 30, 2018 or December 31, 2017.

Cash and marketable securities held by foreign subsidiaries totaled $532,000 at September 30, 2018 and $187,000 at December 31, 2017.

4. FAIR VALUE MEASUREMENTS:

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (i.e., the exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs to measure fair value, of which the first two are considered observable and the last is considered unobservable. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following table provides information regarding fair value measurements for our marketable securities as of September 30, 2018 and December 31, 2017 according to the three-level fair value hierarchy:

	Fair Value Measurements at September 30, 2018 Using
(In thousands)	Balance September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$9,935	$—	$9,935	$—
Corporate debt securities and certificates of deposit	2,382	—	2,382	—
Asset backed securities	3,812	—	3,812	—
Equity security	73	73	—	—
Total marketable securities	$16,202	$73	$16,129	$—

	Fair Value Measurements at December 31, 2017 Using
(In thousands)	Balance December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$9,136	$—	$9,136	$—
Corporate debt securities and certificates of deposit	2,967	—	2,967	—
Asset backed securities	3,543	—	3,543	—
Equity security	97	97	—	—
Total marketable securities	$15,743	$97	$15,646	$—

During the nine months ended September 30, 2018 and the year ended December 31, 2017, there were no transfers of assets between the different levels of the three-level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed sufficiently to merit a transfer between the levels of the valuation hierarchy.

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

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, advance customer payments, accrued expenses and other liabilities are approximately equal to their related fair values due to their short-term maturities. Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value in the nine months ended September 30, 2018 or the nine months ended September 30, 2017.

5. ACCOUNTING FOR STOCK-BASED COMPENSATION:

We have three stock-based compensation plans that are administered by the Compensation Committee of the Board of Directors. We have (1) an Employee Stock Incentive Plan for officers, other employees, consultants and independent contractors under which we have granted options and restricted stock units to officers and other employees, (2) an Employee Stock Purchase Plan under which shares of our common stock may be acquired by employees at discounted prices, and (3) a Non-Employee Director Stock Plan that provides for automatic grants of restricted shares of our common stock to non-employee directors. New shares of our common stock are issued upon stock option exercises, vesting of restricted stock units, issuances of shares to board members and issuances of shares under the Employee Stock Purchase Plan.

Employee Stock Incentive Plan

As of September 30, 2018, there were 336,489 shares of common stock reserved in the aggregate for issuance pursuant to future awards under our Employee Stock Incentive Plan and 534,087 shares of common stock reserved in the aggregate for issuance pursuant to outstanding awards under our Employee Stock Incentive Plan. Although our Compensation Committee has authority to issue options, restricted stock, restricted stock units, share grants and other share-based benefits under our Employee Stock Incentive Plan, to date only restricted stock units and stock options have been granted under the plan. Options have been granted at an option price per share equal to the market value of our common stock on the date of grant, vest over a four year period and expire seven years after the date of grant. Restricted stock units vest over a four year period and entitle the holders to one share of our common stock for each restricted stock unit. Shares reserved for issuance under outstanding awards, including options and restricted stock units, that are forfeited become available under the Employee Stock Incentive Plan for future grants.

Non-Employee Director Stock Plan

As of September 30, 2018, there were 60,000 shares of common stock reserved in the aggregate for issuance pursuant to future restricted share awards under our Non-Employee Director Stock Plan and 16,000 shares of common stock reserved in the aggregate for issuance pursuant to outstanding stock option awards under our Non-Employee Director Stock Plan. Under the terms of the plan, each non-employee director will automatically be granted 2,000 shares of our common stock on the date of each annual meeting at which such director is elected to serve on the board. At our May 11, 2017 annual meeting, our shareholders, upon recommendation of the Board of Directors, approved amendments to the Non-Employee Director Stock Plan that eliminated annual stock option grants for non-employee directors and provided for annual restricted share grants of 2,000 shares of common stock which vest in four equal quarterly installments during the year after the grant date, provided the non-employee director is still serving as a director on the applicable vesting date.

On the date of our 2018 annual meeting, we issued a total of 8,000 shares of our common stock to our non-employee directors. The shares had an aggregate fair market value on the date of grant equal to $130,000 (grant date fair value of $16.25 per share). As of September 30, 2018, 2,000 of these shares were vested. The aggregate fair value of the outstanding unvested shares based on the closing price of our common stock on September 30, 2018 was $121,000.

On the date of our 2017 annual meeting, we issued a total of 8,000 shares of our common stock to our non-employee directors. The shares had an aggregate fair market value on the date of grant equal to $167,000 (grant date fair value of $20.90 per share).

Stock Option Activity

The following is a summary of stock option activity in the nine months ended September 30, 2018:

	Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2017	568,525	$10.24
Granted	—	—
Exercised	(55,000)	8.20
Expired	—	—
Forfeited	(8,650)	14.10
Outstanding, September 30, 2018	504,875	$10.39

Exercisable, September 30, 2018	311,813	$8.61

The intrinsic value of an option is the amount by which the market price of the underlying common stock exceeds the option's exercise price. For options outstanding at September 30, 2018, the weighted average remaining contractual term of all outstanding options was 3.8 years and their aggregate intrinsic value was $5.2 million. At September 30, 2018, the weighted average remaining contractual term of options that were exercisable was 3.0 years and their aggregate intrinsic value was $3.7 million. The aggregate intrinsic value of stock options exercised in the nine months ended September 30, 2018 was $572,000. We received proceeds from stock option exercises of $452,000 in the nine months ended September 30, 2018 and $330,000 in the nine months ended September 30, 2017. The aggregate fair value of options that vested in the nine months ended September 30, 2018 was $204,000.

Restricted Shares and Restricted Stock Units

Restricted shares are granted under our Non-Employee Director Stock Plan. There were 8,000 restricted shares granted in the nine months ended September 30, 2018 (weighted average grant date fair value of $16.25 per share). Restricted stock units are granted under our Employee Stock Incentive Plan. No restricted stock units were granted in the nine months ended September 30, 2018. The aggregate fair value of outstanding restricted shares and restricted stock units based on the closing share price of our common stock on September 30, 2018 was $1.0 million. The aggregate fair value of restricted shares and restricted stock units that vested in the nine months ended September 30, 2018 was $177,000, based on the closing price of our common stock on the vesting date.

A summary of activity for non-vested restricted shares and restricted stock units in the nine months ended September 30, 2018 is as follows:

Non-vested restricted stock units and restricted shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	54,212	$14.86
Granted	8,000	16.25
Vested	(11,000)	13.72
Forfeited	—	—
Non-vested at September 30, 2018	51,212	$15.32

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. There were 16,403 shares issued under this plan in the nine months ended September 30, 2018. At our 2018 annual meeting, our shareholders adopted amendments to the plan increasing the number of shares authorized for issuance under the plan by 150,000 and extending the expiration date of the plan to August 1, 2028. As of September 30, 2018, 174,469 shares remain available for future issuance under the Employee Stock Purchase Plan.

Stock Based Compensation Information

All stock based compensation awarded to our employees and non-employee directors, representing grants of restricted shares, stock options and restricted stock units, are recognized as an expense in our consolidated statement of operations based on the grant date fair value of the award. We utilize the straight-line method of expense recognition over the vesting period for our options subject to time-based vesting restrictions. The fair value of stock options granted has been determined using the Black-Scholes model. We have classified equity-based compensation expenses within our statement of operations in the same manner as our cash-based compensation costs.

Stock-based compensation expense in the three months ended September 30, 2018 totaled $217,000, and included $94,000 for stock options, $31,000 for our Employee Stock Purchase Plan, $59,000 for unvested restricted stock units and $33,000 for unvested restricted shares. Stock-based compensation expense in the nine months ended September 30, 2018 totaled $701,000, and included $328,000 for stock options, $86,000 for our Employee Stock Purchase Plan, $176,000 for unvested restricted stock units and $111,000 for unvested restricted shares.

Stock-based compensation expense in the three months ended September 30, 2017 totaled $240,000, and included $116,000 for stock options, $33,000 for our Employee Stock Purchase Plan, $49,000 for unvested restricted stock units and $42,000 for unvested restricted shares. Stock-based compensation expense in the nine months ended September 30, 2017 totaled $640,000, and included $345,000 for stock options, $85,000 for our Employee Stock Purchase Plan, $145,000 for unvested restricted stock units and $65,000 for unvested restricted shares.

At September 30, 2018, the total unrecognized compensation cost related to outstanding non-vested stock-based compensation arrangements was $1.5 million, and the related weighted average period over which this cost is expected to be recognized was 2.36 years.

6. CHANGES IN STOCKHOLDERS’ EQUITY:

A reconciliation of the changes in our stockholders' equity is as follows:

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance, December 31, 2017	6,980	$34,080	$(1,409)	$19,611	$52,282
Increase related to adoption of ASU 2016-01	—	—	(44)	44	—
Decrease related to adoption of ASU 2014-09	—	—	—	(218)	(218)
Exercise of stock options, vesting of restricted stock units and grants of restricted shares, net of shares exchanged as payment	68	452	—	—	452
Stock-based compensation	—	701	—	—	701
Issuance of common stock under Employee Stock Purchase Plan	16	219	—	—	219
Other comprehensive income, net of tax	—	—	(280)	—	(280)
Net income	—	—	—	1,634	1,634
Balance, September 30, 2018	7,064	$35,452	$(1,733)	$21,071	$54,790

See Note 16 for further discussion regarding the impact of our adoption of ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, on our consolidated financial statements. See Note 2 and Note 16 for further discussion regarding the impact of our adoption of ASU No. 2014-09, Revenue from Contracts with Customers, on our consolidated financial statements.

7. OTHER FINANCIAL STATEMENT DATA:

The components of our inventories were as follows:

(In thousands)	September 30, 2018	December 31, 2017
Raw materials and purchased parts	$7,383	$7,383
Work in process	1,633	1,666
Finished goods	4,919	5,344
Total inventories	$13,935	$14,393

The components of our accrued expenses were as follows:

(In thousands)	September 30, 2018	December 31, 2017
Wages and benefits	$1,607	$1,328
Warranty liability	713	713
Other	336	244
	$2,656	$2,285

Warranty costs:

We provide for the estimated cost of product warranties, which cover products for periods ranging from 1 to 3 years, at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of components provided by suppliers, warranty obligations do arise. These obligations are affected by product failure rates, the costs of materials used and service delivery expenses incurred in correcting a product failure. If actual product failure rates and material or service delivery costs differ from our estimates, revisions to the estimated warranty liability are required and could be material. At the end of each reporting period, we revise our estimated warranty liability based on these factors. The current portion of our warranty liability is included as a component of accrued expenses. The long-term portion of our warranty liability is included as a component of other liabilities.

A reconciliation of the changes in our estimated warranty liability is as follows:

	Nine Months Ended September 30,
(In thousands)	2018	2017
Balance at beginning of period	$767	$790
Accrual for warranties	399	362
Warranty revision	(30)	(23)
Settlements made during the period	(368)	(413)
Balance at end of period	768	716
Current portion of estimated warranty liability	(713)	(691)
Long-term estimated warranty liability	$55	$25

Deferred warranty revenue:

The current portion of our deferred warranty revenue is included as a component of advance customer payments. The long-term portion of our deferred warranty revenue is included as a component of other liabilities. A reconciliation of the changes in our deferred warranty revenue is as follows:

	Nine Months Ended September 30,
(In thousands)	2018	2017
Balance at beginning of period	$259	$346
Revenue deferrals	289	321
Amortization of deferred revenue	(310)	(325)
Total deferred warranty revenue	238	342
Current portion of deferred warranty revenue	(228)	(301)
Long-term deferred warranty revenue	$10	$41

8. INTANGIBLE ASSETS:

Intangible assets consist of the following:

	September 30, 2018			December 31, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,727	$(2,515)	$212	$2,687	$(2,463)	$224
Software	206	(134)	72	206	(111)	95
Marketing assets and customer relationships	101	(52)	49	101	(45)	56
Non-compete agreements	101	(101)	—	101	(96)	5
	$3,135	$(2,802)	$333	$3,095	$(2,715)	$380

Amortization expense for our intangible assets in the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Patents	$28	$31	$84	$82
Software	8	6	23	22
Marketing assets and customer relationships	2	3	7	9
Non-compete agreements	—	5	5	18
	$38	$45	$119	$131

Amortization of patents has been classified as research and development expense in our statements of operations. Estimated aggregate amortization expense based on current intangible assets for the next five years is expected to be as follows: $38,000 for the remainder of 2018; $137,000 in 2019; $106,000 in 2020; $32,000 in 2021; $9,000 in 2022; and $9,000 in 2023.

Intangible and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when future undiscounted cash flows expected to result from use of the asset and its eventual disposition are less than the carrying amount.

9. REVENUE CONCENTRATIONS, SIGNIFICANT CUSTOMERS AND GEOGRAPHIC AREAS:

The following table summarizes our revenue by product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
High Precision 3D and 2D Sensors	$5,388	$4,030	$15,696	$13,569
Semiconductor Sensors	3,463	2,228	10,564	7,698
Inspection and Metrology Systems	7,832	5,570	20,397	18,890
Total	$16,683	$11,828	$46,657	$40,157

Export sales as a percentage of total sales in the three and nine months ended September 30, 2018 were 71% and 72%, respectively. Export sales as a percentage of total sales in the three and nine months ended September 30, 2017 were 66% and 73%, respectively. Virtually all of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Americas	$355	$159	$568	$976
Europe	4,093	2,543	9,360	9,114
Asia	7,090	4,959	22,948	18,933
Other	348	103	548	247
Total export sales	$11,886	$7,764	$33,424	$29,270

In the nine months ended September 30, 2018, sales to significant customer A accounted for 11% of our total revenue and sales to significant customer B accounted for 10% of our total revenue. As of September 30, 2018, accounts receivable from significant customer A were $677,000 and accounts receivable from significant customer B were $1.2 million.

10. NET INCOME (LOSS) PER SHARE:

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income per diluted share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of common shares to be issued upon exercise of stock options, upon vesting of restricted stock units, upon vesting of restricted shares and from purchases of shares under our Employee Stock Purchase Plan, as calculated using the treasury stock method. All common equivalent shares were excluded from the calculation of net loss per diluted share due to their anti-dilutive effect. The components of net income (loss) per basic and diluted share were as follows:

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended September 30, 2018
Basic	$1,067	7,041	$0.15
Dilutive effect of common equivalent shares	—	258	—
Dilutive	$1,067	7,299	$0.15

(In thousands except per share amounts)	Net Loss	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended September 30, 2017
Basic	$(72)	6,959	$(0.01)
Dilutive effect of common equivalent shares	—	—	—
Dilutive	$(72)	6,959	$(0.01)

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Nine Months Ended September 30, 2018
Basic	$1,634	7,012	$0.23
Dilutive effect of common equivalent shares	—	164	—
Dilutive	$1,634	7,176	$0.23

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Nine Months Ended September 30, 2017
Basic	$809	6,939	$0.12
Dilutive effect of common equivalent shares	—	102	(0.01)
Dilutive	$809	7,041	$0.11

Potentially dilutive shares excluded from the calculations of net income (loss) per diluted share due to their anti-dilutive effect were as follows: 118,000 shares in the three months ended September 30, 2018; 285,000 shares in the nine months ended September 30, 2018; 575,000 shares in the three months ended September 30, 2017; and 411,000 shares in the nine months ended September 30, 2017.

11. OTHER COMPREHENSIVE INCOME (LOSS):

Reclassification adjustments are made to avoid double counting for items included in other comprehensive income (loss) that are also recorded as part of net income.  Other comprehensive income (loss) consisted of the following:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount	Before Tax	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments	$(50)	$—	$(50)	$157	$(35)	$122
Net changes related to available-for-sale securities:
Unrealized losses	3	—	3	—	—	—
Reclassification adjustments for gain included in interest income and other	(3)	—	(3)	—	—	—
Net changes related to available-for-sale securities	—	—	—	—	—	—
Other comprehensive income (loss)	$(50)	$—	$(50)	$157	$(35)	$122

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount	Before Tax	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments	$(252)	$—	$(252)	$587	$(173)	$414
Net changes related to available-for-sale securities:
Unrealized gains (losses)	(33)	8	(25)	31	(11)	20
Reclassification adjustments for gain included in interest income and other	(3)	—	(3)	—	—	—
Net changes related to available-for-sale securities	(36)	8	(28)	31	(11)	20
Other comprehensive income (loss)	$(288)	$8	$(280)	$618	$(184)	$434

At September 30, 2018 and September 30, 2017, components of accumulated other comprehensive loss were as follows:

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balances at December 31, 2017	$(1,394)	$(15)	$(1,409)
Decrease related to adoption of ASU 2016-01 (See Note 16)	—	(44)	(44)
Other comprehensive income before reclassifications	(252)	(25)	(277)
Amounts reclassified from accumulated other comprehensive loss	—	(3)	(3)
Total change for the period	(252)	(72)	(324)
Balances at September 30, 2018	$(1,646)	$(87)	$(1,733)

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balances at December 31, 2016	$(1,928)	$(12)	$(1,940)
Other comprehensive income before reclassifications	414	20	434
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Total change for the period	414	20	434
Balances at September 30, 2017	$(1,514)	$8	$(1,506)

12. INCOME TAXES:

We recorded income tax expense of $297,000 in the three months ended September 30, 2018, compared to an income tax benefit of $116,000 in the three months ended September 30, 2017. We recorded income tax expense of $444,000 in the nine months ended September 30, 2018, compared to income tax expense of $10,000 in the nine months ended September 30, 2017. Our income tax provision in the nine months ended September 30, 2018 reflected an effective income tax rate of approximately 21%. Our effective tax rate in the nine months ended September 30, 2018 was impacted by Global Intangible Low Tax Income (GILTI), U.S federal R&D tax credits and $70,000 of excess tax benefits from employee share-based payments. Our income tax provision in the nine months ended September 30, 2017 reflected an effective income tax rate of approximately 1%. Our effective tax rate in the nine months ended September 30, 2017 differed from the U.S. statutory tax rate of 34%, primarily due to $207,000 of excess tax benefits from employee share-based payments. We recognized $37,000 of excess tax benefits in the three months ended September 30, 2018. Excess tax benefits recognized in the three months ended September 30, 2017 were inconsequential.

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

Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods, our experience with loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, we considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions in which we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. In addition, we considered both our near-term and long-term financial outlook. After considering all available evidence (both positive and negative), we concluded that recognition of valuation allowances for substantially all of our U.S. and Singapore deferred tax assets was not required at September 30, 2018.

The Inland Revenue Authority of Singapore is reviewing our 2016 and 2015 income tax returns. We do not presently anticipate that the outcome of these audits will have a significant impact on our financial position or results of operations.

13. SHARE REPURCHASE:

In October 2017, our Board of Directors adopted a program authorizing the purchase of up to $3.0 million of shares of our common stock. The program expired on September 30, 2018. During the nine months ended September 30, 2018, no shares were repurchased under this program.

14. NEW LEASE OBLIGATION:

We lease a 50,724 square foot mixed office and warehouse facility built to our specifications in Golden Valley, Minnesota, which functions as our corporate headquarters and primary manufacturing facility for our sensor and semiconductor products. We also lease a 10,165 square foot facility in Bloomington, Minnesota, the term of which expires on December 31, 2018. In May 2018, we finalized an amendment to the lease for our current Golden Valley, Minnesota facility that will become effective on January 1, 2019. The amendment provides that we will lease 61,208 square feet of space in our current facility in Golden Valley, Minnesota through July 31, 2026 (prior to the amendment, the lease provided for an expiration date of December 31, 2018). The increase in the size of the facility will allow us to conduct the operations currently carried out at our Bloomington, Minnesota facility in our current Golden Valley, Minnesota location. Future lease payments due under the amended lease for the period from January 1, 2019 through July 31, 2026, are approximately $7.9 million. We anticipate that our annual rental payments will increase by approximately $200,000 when the lease amendment becomes effective in January 2019.

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

16. RECENT ACCOUNTING DEVELOPMENTS:

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Topic 606, which provided guidance on the recognition of revenue from contracts with customers. Revenue recognition depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We performed a review of the requirements of the new guidance and identified which of our revenue streams are within the scope of Topic 606. We applied the five-step model of the new standard to a selection of contracts within each of our revenue streams, and compared the results to our current accounting practices. We also performed detailed contract reviews to complete necessary adjustments to our existing accounting policies, and implemented changes to our processes and internal controls to capture new data and address changes in financial reporting. We expanded our consolidated financial statement disclosures to comply with the requirements of Topic 606. We adopted the new standard using the modified retrospective method, with the cumulative effect of initially applying the guidance recognized at the date of initial application. Our adoption of Topic 606 on January 1, 2018 resulted in a $218,000 decrease in retained earnings to record the cumulative effect adjustment. Adoption of Topic 606 increased our revenues in the three and nine months ended September 30, 2018 by $123,000 and $232,000 respectively, when compared to revenue recognition under Topic 605. Adoption of Topic 606 increased our net income in the three and nine months ended September 30, 2018 by $35,000 and $85,000, respectively, or approximately $0.01 per share in both periods.

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

In February 2016, the FASB issued new lease accounting guidance, ASU No. 2016-02, Leases. Under the new guidance, at the commencement date, lessees will be required (a) to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and (b) to record a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. U.S. public companies are required to apply the amendments in ASU No. 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. As issued, ASU No. 2016-02 requires reporting companies to adopt the new standard using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.  In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which gives companies the option of applying the standard at the adoption date, rather than retrospectively to the earliest period presented in the financial statements, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under the new option afforded by ASU 2018-11, companies will not be required to restate the financial statements of prior periods, nor will they be required to provide the disclosures required by ASC 842 for those prior periods.  We anticipate that we will adopt ASU 2016-02 by utilizing the new option afforded by ASU 2018-11. We are currently evaluating the impact of the new standard on our consolidated financial statements. When implemented, the standard is expected to have a material impact as operating leases will be recognized on our consolidated balance sheet, with an increase to both assets and liabilities. We presently do not believe the standard will have a material impact on our results of operations. The impact of this ASU is non-cash in nature and will not affect our cash flows.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS:

The following management’s discussion and analysis of the financial condition and results of operations of CyberOptics Corporation ("we", "us" and "our") contains a number of estimates and predictions that are forward looking statements rather than statements based on historical fact. Among other matters, we discuss (i) our level of anticipated revenues, gross margins, and expenses; (ii) the timing of orders and shipments of our existing products, particularly the SQ3000, our 3D automated optical inspection ("AOI") system; (iii) the timing of initial revenue and projected improvements in gross margins from sales of new products that have been recently introduced, that we have under development or that we anticipate introducing in the future; (iv) the amount of anticipated revenue and potential revenue opportunity from recently introduced new products or potential new products we may launch in the future; and (v) our assessment of trends in the general economy and their impact on the markets for our products. Although we have made these statements based on our experience and expectations regarding future events, there may be events or factors that we have not anticipated, and the accuracy of our forward-looking statements and estimates are subject to a number of risks, including those risks identified in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Manufacturing yield challenges as electronics and semiconductors become more complex are driving the need for more precise inspection and metrology. As a result, we believe 3D inspection and metrology represent high-growth segments in both the SMT and semiconductor capital equipment markets. We expect a growing number of opportunities in the markets for SMT and semiconductor inspection, because our 3D MRS technology platform is well suited for many of these applications, particularly with respect to complex circuit boards and semiconductor mid-end, back-end and advanced packaging inspection applications. We are taking advantage of these market trends by deploying our 3D MRS sensor technology in the following products:

•

High-precision 3D sensor subsystems. We have entered into a mutually exclusive agreement to supply KLA-Tencor with high-precision 3D sensor subsystems for its back-end semiconductor packaging inspection systems. We also have entered into an agreement to supply Nordson-YESTECH with high precision 3D sensor subsystems for its inspection systems serving the SMT market.

•

SQ3000.  Our 3D AOI system, the SQ3000, is designed to expand our presence in SMT and semiconductor markets requiring high precision measurement and inspection. In these markets, identifying defects in products has become highly challenging and critical due to smaller and more complex packaging and increasing component density on circuit boards.

•

SQ3000™ 3D CMM. The SQ3000™ 3D CMM, which was launched in the second half of 2017, combines automated optical inspection and metrology functionality in a single product. Manufacturers in a variety of industries, including SMT, semiconductor and consumer electronics, can use the SQ3000™ 3D CMM as an in-line or off-line metrology tool to help solve complex manufacturing and product quality challenges.

Revenue from MRS based products increased by $4.5 million or 43% to $15.0 million in the nine months ended September 30, 2018, from $10.5 million in the nine months ended September 30, 2017. We believe we will be able to increase sales of products based on our MRS technology in the SMT, semiconductor and metrology markets, including the markets for semiconductor mid-end and advanced packaging inspection applications. We anticipate increasing sales of these products by utilizing new original equipment manufacturer ("OEM") customers and system integrators and by expanding direct sales to end-user customers. Revenue from MRS based products is forecasted to grow significantly on a year-over-year basis in the fourth quarter of 2018.

We have significantly advanced our MRS-enabled 3D sensor technology as part of a research initiative aimed at applying our 3D MRS technology to semiconductor mid-end and advanced packaging inspection applications. Sales of SQ3000 systems for these applications have started using our high resolution 7-micron pixel sensor. Many customers for these applications are evaluating our next generation ultra-high resolution 3-micron pixel sensor capable of measuring feature sizes down to 30 microns accurately and at high speeds. We are targeting one micron, three-sigma accuracy, at speeds that would inspect more than 20 300 mm wafers per hour. We believe sales of MRS-enabled 3D optical sensors and systems for semiconductor mid-end and advanced packaging inspection applications represent significant long-term growth opportunities for us, and we expect sales of these sensors and systems to ramp up in 2019 and beyond.

A $2.8 million order for MX600 memory module inspection systems was received in the third quarter of 2018, and our order backlog for MX600 systems at September 30, 2018 was $4.4 million. We presently anticipate that our MX600 order backlog will be recognized as revenue during the first half of 2019. We are pursuing other MX600 opportunities, but revenues from any new orders most likely will not be realized until the second half of 2019 at the earliest.

We have continued to invest in our WaferSense® family of products because fabricators of semiconductors and other customers view these products as valuable tools for improving yields and productivity. Additional WaferSense applications are currently under development, and we believe WaferSense products will account for a growing proportion of our total revenue over the next few years.

Over the longer term, we believe that anticipated sales growth of our 3D MRS-enabled products and WaferSense sensors should increase our revenues and net income. We believe that we have the resources required to attain our growth objectives, given our available cash and marketable securities balances totaling $23.8 million at September 30, 2018.

Revenues

Our revenues increased by 41% to $16.7 million in the three months ended September 30, 2018, from $11.8 million in the three months ended September 30, 2017. Our revenues increased by 16% to $46.7 million in the nine months ended September 30, 2018, from $40.2 million in the nine months ended September 30, 2017. The following table sets forth revenues by product line for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	% Change	2018	2017	% Change
High Precision 3D and 2D Sensors	$5,388	$4,030	34%	$15,696	$13,569	16%
Semiconductor Sensors	3,463	2,228	55%	10,564	7,698	37%
Inspection and Metrology Systems	7,832	5,570	41%	20,397	18,890	8%
Total	$16,683	$11,828	41%	$46,657	$40,157	16%

Revenues from sales of high precision 3D and 2D sensors increased by $1.4 million or 34% in the three months ended September 30, 2018, when compared to the three months ended September 30, 2017. Revenues from sales of high precision 3D and 2D sensors increased by $2.1 million or 16% in the nine months ended September 30, 2018, when compared to the nine months ended September 30, 2017. The revenue increases primarily resulted from higher sales of 3D MRS-enabled sensors. Sales of 3D MRS-enabled sensors increased by $710,000 or 64% to $1.8 million in the three months ended September 30, 2018, when compared to the three months ended September 30, 2017. Sales of 3D MRS-enabled sensors increased by $2.1 million or 61% to $5.5 million in the nine months ended September 30, 2018, when compared to the nine months ended September 30, 2017. Sales of legacy 2D LaserAlign sensors were also higher in the three months ended September 30, 2018, when compared to the same period last year. Sales of high precision 3D and 2D sensors are dependent on the success of our OEM customers selling products that incorporate our sensors. We believe sales of our new 3D MRS enabled sensors will represent an increasing percentage of our total high precision 3D and 2D sensor sales in the future. However, quarterly sales of high precision 3D and 2D sensors are prone to significant fluctuations, both sequentially and on a year-over-year basis.

Revenues from sales of semiconductor sensors, principally our WaferSense product line, increased by $1.2 million or 55% in the three months ended September 30, 2018, when compared to the three months ended September 30, 2017. Revenues from sales of semiconductor sensors increased by $2.9 million or 37% in the nine months ended September 30, 2018, when compared to the nine months ended September 30, 2017. The revenue increases reflect favorable conditions in the markets for semiconductor equipment and manufacturing, the growing acceptance of our WaferSense products as important productivity enhancement tools by semiconductor manufacturers, and improved account penetration at major semiconductor manufacturers and capital equipment suppliers. We anticipate that the benefits from growing market awareness and new product introductions will lead to additional WaferSense product sales in future periods.

Revenues from sales of inspection and metrology systems increased by $2.3 million or 41% in the three months ended September 30, 2018, when compared to the three months ended September 30, 2017. Revenues from sales of inspection and metrology systems increased by $1.5 million or 8% in the nine months ended September 30, 2018, when compared to the nine months ended September 30, 2017. The revenue increases primarily resulted from higher sales of 3D MRS-enabled SQ3000 3D AOI systems, including the new SQ3000™ 3D CMM system. Sales of SQ3000 systems increased by $2.1 million or 92% to $4.3 million in the three months ended September 30, 2018, when compared to the three months ended September 30, 2017. Sales of SQ3000 systems increased by $1.9 million or 28% to $8.7 million in the nine months ended September 30, 2018, when compared to the nine months ended September 30, 2017.

We believe a growing number of companies are transitioning from 2D AOI to 3D AOI systems to meet the increasingly demanding product inspection requirements in the semiconductor, electronics and industrial markets. As a result, we believe demand for 3D AOI systems is growing rapidly. We anticipate sales of our 3D MRS enabled SQ3000 3D AOI systems, including the new SQ3000™ 3D CMM system, will represent an increasing percentage of our total inspection and metrology system sales in the future. Also, we expect that the competitive advantages of our unique 3D MRS technology will provide us with an opportunity to capture significant market share in the 3D AOI systems market.

Export revenue totaled $11.9 million or 71% of our total revenue in the three months ended September 30, 2018, compared to $7.8 million or 66% of total revenue in the three months ended September 30, 2017. Export revenue totaled $33.4 million or 72% of total revenue in the nine months ended September 30, 2018, compared to $29.3 million or 73% of total revenue in the nine months ended September 30, 2017. The higher percentage of export revenue in the three months ended September 30, 2018, when compared to the three months ended September 30, 2017, was due to the increase in sales of 3D MRS-enabled sensors and SQ3000 3D AOI systems, a higher proportion of which are generally sold outside the United States. There was no significant change in export revenue as a percentage of total revenue in the nine months ended September 30, 2018, when compared to the nine months ended September 30, 2017.

Cost of Revenues and Gross Margin

Cost of revenues increased by $3.0 million or 48% to $9.2 million in the three months ended September 30, 2018, from $6.2 million in the three months ended September 30, 2017. Cost of revenues increased by $4.3 million or 20% to $25.7 million in the nine months ended September 30, 2018, from $21.4 million in the nine months ended September 30, 2017. The increases in cost of revenues were mainly due to the corresponding revenue increases in both periods. Revenues increased by 41% in the three months ended September 30, 2018, when compared to the three months ended September 30, 2017. Revenues increased by 16% in the nine months ended September 30, 2018, when compared to the nine months ended September 30, 2017. Revenue mix in the three and nine months ended September 30, 2018 also contributed to the changes in cost of revenues. Items included in cost of revenues that fluctuate with the level of sales include raw materials, direct labor and factory overhead costs.

Total gross margin as a percentage of revenue was 45% in both the three and nine months ended September 30, 2018, compared to 47% in both the three and nine months ended September 30, 2017. The reduction in gross margin percentage in both periods was mainly due to pricing pressures on 2D and 3D inspection systems in the broader SMT market, offset in part by a change in mix of products sold.

Our markets are highly price competitive, particularly in the electronic assembly market. As a result, we have experienced continual pressure on our gross margins. We compensate for pressure to reduce the price of our products by introducing new products with more features and improved performance and through manufacturing cost reduction programs. Sales of many products that we have recently introduced or are about to introduce, including our current and future SQ3000 3D AOI systems, 3D MRS sensors and WaferSense products, have, or are expected to have, more favorable gross margins than many of our existing products. Our next generation 3D MRS-enabled sensor and system products are being designed for more complex and demanding inspection applications in the SMT and semiconductor markets. Sales prices and gross profit margins for these applications tend to be higher, when compared to the broader SMT market.

Operating Expenses

Research and development expenses were $2.2 million or 13% of revenue in the three months ended September 30, 2018, compared to $1.9 million or 16% of revenue in the three months ended September 30, 2017. Research and development expenses were $6.6 million or 14% of revenue in the nine months ended September 30, 2018, compared to $5.9 million or 15% of revenue in the nine months ended September 30, 2017. The increases in research and development expenses were the result of higher compensation costs due to hiring of additional employees, pay increases for existing employees and bonus accruals for employees who work in research and development. Current research and development expenditures are primarily focused on continued development of our MRS technology, including 3D sensor subsystems and commercialization of our next generation ultra-high resolution 3-micron pixel sensor, and ongoing development of new applications for our WaferSense product line.

Selling, general and administrative expenses were $3.9 million or 24% of revenue in the three months ended September 30, 2018, compared to $3.8 million or 32% of revenue in the three months ended September 30, 2017. Selling, general and administrative expenses were $12.4 million or 27% of revenue in the nine months ended September 30, 2018, compared to $11.8 million or 29% of revenue in the nine months ended September 30, 2017. The increases in selling, general and administrative expenses were due to higher bonus accruals and commissions paid to outside sales channel partners, resulting from increases in our sales and profitability in the three and nine months ended September 30, 2018, when compared to the same periods of 2017. Selling, general and administrative expenses in the three and nine months ended September 30, 2018 were decreased by an approximately $200,000 reduction in our allowance for doubtful accounts, primarily resulting from collection of a receivable that had been fully reserved for in a prior period. We do not expect further large reductions in our allowance for doubtful accounts in future periods.

Interest Income and Other

Interest income and other includes interest earned on investments and gains and losses from foreign currency transactions, including intercompany financing transactions associated with our subsidiaries in the United Kingdom, Singapore and China. We recognized losses from foreign currency transactions, primarily intercompany financing transactions, of $37,000 in the three months ended September 30, 2018, compared to losses from foreign currency transactions of $38,000 in the three months ended September 30, 2017. We recognized gains from foreign currency transactions, primarily intercompany financing transactions, of $102,000 in the nine months ended September 30, 2018, compared to losses from foreign currency transactions of $194,000 in the nine months ended September 30, 2017.

Income Taxes

We recorded income tax expense of $297,000 in the three months ended September 30, 2018, compared to an income tax benefit of $116,000 in the three months ended September 30, 2017. We recorded income tax expense of $444,000 in the nine months ended September 30, 2018, compared to income tax expense of $10,000 in the nine months ended September 30, 2017. Our income tax provision in the nine months ended September 30, 2018 reflected an effective income tax rate of approximately 21%. Our effective tax rate in the nine months ended September 30, 2018 was impacted by Global Intangible Low Tax Income (GILTI), U.S. federal R&D tax credits and $70,000 of excess tax benefits from employee share-based payments. Our income tax provision in the nine months ended September 30, 2017 reflected an effective income tax rate of approximately 1%. Our effective tax rate in the nine months ended September 30, 2017 differed from the U.S. statutory tax rate of 34%, primarily due to $207,000 of excess tax benefits from employee share-based payments. We recognized $37,000 of excess tax benefits in the three months ended September 30, 2018. Excess tax benefits recognized in the three months ended September 30, 2017 were inconsequential. Fluctuations in tax expense and the rate of taxation in the three and nine months ended September 30, 2018, when compared to the same periods of 2017, are mainly due to increases in pre-tax income, offset in part by the new lower tax rates provided for in the Tax Cuts and Jobs Act passed by the U.S. Congress in December 2017. We anticipate that our future effective tax rate will be approximately 25%, excluding any excess tax benefits from employee share-based payments.

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

Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods, our experience with loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, we considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions in which we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. In addition, we considered both our near-term and long-term financial outlook. After considering all available evidence (both positive and negative), we concluded that recognition of valuation allowances for substantially all of our U.S. and Singapore deferred tax assets was not required at September 30, 2018.

The Inland Revenue Authority of Singapore is reviewing our 2016 and 2015 income tax returns. We do not presently anticipate that the outcome of these audits will have a significant impact on our financial position or results of operations.

Backlog

Backlog totaled $19.7 million at September 30, 2018, an increase from $13.8 million at June 30, 2018 and $11.2 million at September 30, 2017. Our products are typically shipped two weeks to two months after receipt of an order. Backlog at September 30, 2018 included $4.4 million of orders for MX600 systems, which are expected to be recognized as revenue in the first half of 2019. Sales of some inspection system products may require customer acceptance due to performance or other acceptance criteria included in the terms of sale. For these product sales, revenue is recognized at the time of customer acceptance. Our backlog at any time may vary significantly based on the timing of orders from OEM customers. In some instances, our OEM customers may place orders for shipment of products covering periods of nine months or longer. Accordingly, backlog may not be an accurate indicator of performance in the future.

Liquidity and Capital Resources

Our cash and cash equivalents increased by $689,000 in the nine months ended September 30, 2018. Cash provided by operating activities of $1.7 million, cash from sales and maturities of marketable securities totaling $6.5 million and proceeds from the exercise of stock options and share purchases under our Employee Stock Purchase Plan of $671,000, were offset in part by purchases of marketable securities of $7.0 million and fixed asset purchases and capitalized patent costs totaling $1.2 million. Our cash and cash equivalents fluctuate in part because of sales and maturities of marketable securities and investment of cash balances in marketable securities. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity than cash balances alone. Combined balances of cash and marketable securities increased by approximately $1.1 million to $23.8 million as of September 30, 2018 from $22.7 million as of December 31, 2017.

Operating activities provided $1.7 million of cash in the nine months ended September 30, 2018. The amount of cash provided by operations was favorably impacted by our net income of $1.6 million. Net income was affected by non-cash expenses totaling $2.6 million for depreciation and amortization, provision for doubtful accounts, deferred income taxes, non-cash gains from foreign currency transactions, stock-based compensation costs, and gains and losses on our available-for-sale securities. Changes in operating assets and liabilities providing cash in the nine months ended September 30, 2018 included an increase in accounts payable of $1.1 million, an increase in advance customer payments of $638,000 and an increase in accrued expenses of $382,000. Changes in operating assets and liabilities using cash in the nine months ended September 30, 2018 included an increase in accounts receivable of $3.6 million, an increase in inventories of $387,000 and an increase in other assets of $692,000. Accounts payable increased due to the timing of inventory purchases, with more materials being acquired in the later part of the third quarter of 2018. The timing of these purchases resulted in a higher accounts payable balance at September 30, 2018. Advance customer payments increased due to receipt of deposits from customers for metrology products we expect to ship in the fourth quarter of 2018. Accrued expenses were up due to 2018 bonus accruals that we expect to pay in 2019. Accounts receivable increased due to the higher sales level in the third quarter of 2018, when compared to the fourth quarter of 2017. Inventories increased slightly in 2018 due to changes in anticipated product sales mix. Other assets were up due to payments for supplier deposits.

Investing activities used $1.7 million of cash in the nine months ended September 30, 2018. Changes in the level of investment in marketable securities, resulting from purchases, sales and maturities of those securities, used $508,000 of cash in the nine months ended September 30, 2018. We also used $1.2 million of cash in the nine months ended September 30, 2018 to purchase fixed assets and to fund capitalized patent costs.

Financing activities from the exercise of stock options and share purchases under our Employee Stock Purchase Plan provided $671,000 of cash in the nine months ended September 30, 2018.

At September 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (which are used to establish off-balance sheet arrangements).

We lease a 50,724 square foot mixed office and warehouse facility built to our specifications in Golden Valley, Minnesota, which functions as our corporate headquarters and primary manufacturing facility for our sensor and semiconductor products. We also lease a 10,165 square foot facility in Bloomington, Minnesota, the term of which expires on December 31, 2018. In May 2018, we finalized an amendment to the lease for our current Golden Valley, Minnesota facility that will become effective on January 1, 2019. The amendment provides that we will lease 61,208 square feet of space in our current facility in Golden Valley, Minnesota through July 31, 2026 (prior to the amendment, the lease provided for an expiration date of December 31, 2018). The increase in the size of the facility will allow us to conduct the operations currently carried out at our Bloomington, Minnesota facility in our current Golden Valley, Minnesota location. Future lease payments due under the amended lease for the period from January 1, 2019 through July 31, 2026, are approximately $7.9 million. We anticipate that our annual rental payments will increase by approximately $200,000 when the lease amendment becomes effective in January 2019.

In October 2017, our Board of Directors adopted a program authorizing the purchase of up to $3.0 million of shares of our common stock. The program expired on September 30, 2018. During the nine months ended September 30, 2018, no shares were repurchased under this program.

Our cash, cash equivalents and marketable securities totaled $23.8 million at September 30, 2018. We believe that our cash, cash equivalents and marketable securities, coupled with anticipated cash flow from operations, will be adequate to fund our cash flow needs for the foreseeable future.

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

Change in Revenue Accounting

Effective January 1, 2018, we adopted ASU No. 2014-9, “Revenue from Contracts with Customers” and the related amendments (“Topic 606”) using the modified retrospective method. Topic 606 was applied to all uncompleted contracts by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of equity at January 1, 2018. Therefore, the comparative financial information for the three and nine months ended September 30, 2017 has not been adjusted and continues to be reported under Topic 605, “Revenue Recognition”.

Accounting for contracts recognized over time involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that may span multiple years. We review and update our contract-related estimates regularly, and record adjustments as needed.

The adoption of Topic 606 caused changes for (1) the impact of volume discounts that represent a material right which will now be estimated and recognized over the contract life rather than on a prospective basis, and (2) revenue will be recognized over time as the products are manufactured under certain contracts where our product is customized rather than at shipment. These changes increased our revenues in the three and nine months ended September 30, 2018 by $123,000 and $232,000, respectively, when compared to revenue recognition under Topic 605 (see Note 16).  Adoption of Topic 606 increased our net income in the three and nine months ended September 30, 2018 by $35,000 and $85,000, respectively, or approximately $0.01 per share in both periods.

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

Sales involving multiple performance obligations typically include the sale of an inspection system or metrology product, installation and training, and in some cases, an extended warranty. When a sale involves multiple performance obligations, we account for individual products and services separately if the customer can benefit from the product or service on its own or with other resources that are readily available to the customer and the product or service are separately identifiable from other promises in the arrangement. The consideration is allocated between separate performance obligations in proportion to their estimated stand-alone selling price. If the stand-alone selling price is not directly observable, we use the cost plus margin approach to estimate stand-alone selling price. Costs related to products delivered are recognized in the period revenue is recognized; including product warranties for periods ranging from 1 to 3 years (see Note 7).

Our performance obligations are satisfied at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a point in time in the three and nine months ended September 30, 2018 totaled $15.4 million and $43.4 million, respectively, which represented 93% of our total revenue in both periods. Revenue from these contracts is recognized when obligations under the terms of the contract with our customer are satisfied; generally with the transfer of control upon shipment. Sales of some products may require customer acceptance due to performance or other acceptance criteria that is considered more than a formality. For these product sales, revenue is recognized upon notification of customer acceptance.

Revenue from products and services transferred to customers over time in the three and nine months ended September 30, 2018 totaled $1.2 million and $3.3 million, respectively, which represented 7% of our total revenue in both periods. Periodically, sensor product arrangements with our original equipment manufacturers (OEM's) will create an asset with no alternative use and include an enforceable right to payment. For these arrangements control is transferred over the manufacturing process; therefore, revenue is recognized over time utilizing an input method based on actual costs incurred in the manufacturing process to date relative to total expected production costs. For certain longer duration 3D scanning service projects, we progress bill as the services are performed. These arrangements create an asset with no alternative use and include an enforceable right to payment. For these arrangements, control is transferred over the hours incurred to complete the scanning project; therefore, revenue is recognized over time utilizing an input method based on actual hours incurred relative to total projected project hours. For maintenance and extended warranty contracts, revenue is recognized over time on a straight-line basis over the term of the contract as the customer simultaneously receives and consumes the benefits of the coverage.

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

Dated: November 6, 2018

