Form 10-Q
period 2019-06-30
CYBEROPTICS CORP
filed 2019-08-07
CIK 768411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At July 31, 2019, there were 7,139,081 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

CYBEROPTICS CORPORATION

(Unaudited)

(In thousands, except share information)	June 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$9,664	$9,248
Marketable securities	8,245	5,771
Accounts receivable, less allowances of $300 at June 30, 2019 and $314 at December 31, 2018	15,553	15,859
Inventories	17,563	16,163
Other current assets	1,437	2,096
Total current assets	52,462	49,137

Marketable securities, long-term	7,893	10,322
Equipment and leasehold improvements, net	3,778	2,861
Intangible assets, net	310	333
Goodwill	1,366	1,366
Right-of-use assets (operating leases)	2,105	—
Other assets	252	259
Deferred tax assets	5,189	5,422
Total assets	$73,355	$69,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$7,670	$8,513
Advance customer payments	818	636
Accrued expenses	2,877	3,568
Current operating lease liabilities	410	—
Total current liabilities	11,775	12,717

Other liabilities	113	629
Long-term operating lease liabilities	3,397	—
Reserve for income taxes	143	143
Total liabilities	15,428	13,489

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 7,114,675 shares issued and outstanding at June 30, 2019 and 7,100,825 shares issued and outstanding at December 31, 2018	36,189	35,637
Accumulated other comprehensive loss	(1,518)	(1,690)
Retained earnings	23,256	22,264
Total stockholders’ equity	57,927	56,211
Total liabilities and stockholders’ equity	$73,355	$69,700

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

CYBEROPTICS CORPORATION

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Revenues	$15,044	$15,854	$30,020	$29,974
Cost of revenues	8,455	8,590	16,405	16,491

Gross margin	6,589	7,264	13,615	13,483

Research and development expenses	2,249	2,243	4,542	4,423
Selling, general and administrative expenses	3,761	4,146	7,924	8,503

Income from operations	579	875	1,149	557

Interest income and other	77	95	136	157

Income before income taxes	656	970	1,285	714

Income tax expense	192	230	326	147

Net income	$464	$740	$959	$567

Net income per share – Basic	$0.07	$0.11	$0.14	$0.08
Net income per share – Diluted	$0.06	$0.10	$0.13	$0.08

Weighted average shares outstanding – Basic	7,106	7,010	7,103	6,998
Weighted average shares outstanding – Diluted	7,296	7,242	7,309	7,114

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CYBEROPTICS CORPORATION

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net income	$464	$740	$959	$567

Other comprehensive income, before tax:
Foreign currency translation adjustments	(17)	(422)	70	(202)

Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses)	70	4	128	(36)
Reclassification adjustment for gains included in net income	—	—	—	—
Total unrealized gains (losses) on available-for-sale securities	70	4	128	(36)

Other comprehensive income (loss) before income taxes	53	(418)	198	(238)
Income tax (provision) benefit	(14)	(1)	(26)	8
Other comprehensive income (loss) after income taxes	39	(419)	172	(230)
Total comprehensive income	$503	$321	$1,131	$337

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CYBEROPTICS CORPORATION

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$959	$567
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,358	1,224
Provision (recovery) for doubtful accounts	(14)	25
Deferred taxes	201	29
Foreign currency transaction (gains) losses	29	(113)
Share-based compensation	493	484
Unrealized loss on available-for-sale equity security	5	37
Changes in operating assets and liabilities:
Accounts receivable	320	(2,034)
Inventories	(1,881)	(821)
Other assets	648	(363)
Accounts payable	(865)	2,088
Advance customer payments	186	321
Accrued expenses	(561)	556
Operating lease assets and liabilities	397	—
Net cash provided by operating activities	1,275	2,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale marketable securities	2,860	3,969
Proceeds from sales of available-for-sale marketable securities	—	70
Purchases of available-for-sale marketable securities	(2,758)	(4,479)
Additions to equipment and leasehold improvements	(957)	(642)
Additions to patents	(61)	(36)
Net cash used in investing activities	(916)	(1,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	59	251
Net cash provided by financing activities	59	251

Effects of exchange rate changes on cash and cash equivalents	(2)	9

Net increase in cash and cash equivalents	416	1,142

Cash and cash equivalents – beginning of period	9,248	6,944
Cash and cash equivalents – end of period	$9,664	$8,086

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CYBEROPTICS CORPORATION

1. INTERIM REPORTING:

The interim condensed consolidated financial statements of CyberOptics Corporation ("we", "us" or "our") presented herein as of June 30, 2019, and for the three and six month periods ended June 30, 2019 and 2018, are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and six month periods ended June 30, 2019 do not necessarily indicate the results to be expected for the full year. The December 31, 2018 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP"). The unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

2. RECENT ACCOUNTING DEVELOPMENTS:

In February 2016, the Financial Accounting Standards Board (the "FASB") issued new lease accounting guidance, ASU 2016-02, Leases (also referred to as Topic 842), which we adopted on January 1, 2019. Under Topic 842, at the commencement date, lessees are required (a) to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and (b) to record a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which gave companies the option of applying the new standard at the adoption date, rather than retrospectively to the earliest period presented in the financial statements, with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We choose the option to apply the new standard at the adoption date, and therefore we were not required to restate the financial statements for prior periods, nor are we required to provide the disclosures required by Topic 842 for prior periods. Upon adoption of Topic 842, we recognized an approximate $2.6 million right-of-use asset, and an approximate $3.2 million lease liability. Our previously recognized liability for lease incentives recorded under prior accounting standards was eliminated. The cumulative-effect adjustment to the opening balance of retained earnings related to our adoption of Topic 842 was inconsequential. Our adoption of Topic 842 did not impact our cash flows or have a material impact on our results of operations. We have expanded our consolidated financial statement disclosures to comply with the requirements of Topic 842.

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

3. REVENUE RECOGNITION:

Our revenue performance obligations are primarily satisfied at a point in time and limited revenue streams are satisfied over time as work progresses.

The following is a summary of our revenue performance obligations in the three and six months ended June 30, 2019 and the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
(In thousands except percentages)	Revenues	Percent of Revenues	Revenues	Percent of Revenues
Revenue recognized over time	$292	2%	$1,127	7%
Revenue recognized at a point in time	14,752	98%	14,727	93%
	$15,044	100%	$15,854	100%

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(In thousands except percentages)	Revenues	Percent of Revenues	Revenues	Percent of Revenues
Revenue recognized over time	$638	2%	$2,021	7%
Revenue recognized at a point in time	29,382	98%	27,953	93%
	$30,020	100%	$29,974	100%

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

The following summarizes our contract assets and contract liabilities:

(In thousands)	June 30, 2019	December 31, 2018
Contract assets, included in other current assets	$6	$—
Contract liabilities, included in advance customer payments/other liabilities	$667	$366

Changes in contract assets in the six months ended June 30, 2019 and the six months ended June 30, 2018 resulted from unbilled amounts under sensor product arrangements and longer duration 3D scanning service projects in which revenue is recognized over time. Changes in contract liabilities primarily resulted from reclassification of beginning contract liabilities to revenue as performance obligations were satisfied or from cash received in advance and not recognized as revenue. See Note 8 for changes in contractual obligations related to deferred warranty revenue. Unsatisfied performance obligations are generally expected to be recognized as revenue over the next one to three years. There were no impairment losses for contract assets in the six months ended June 30, 2019 or the six months ended June 30, 2018.

The following summarizes the amounts reclassified from beginning contract liabilities to revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Amounts reclassified from beginning contract liabilities to revenue	$443	$166	$216	$223
Amounts reclassified from deferred warranty revenue	110	91	224	211
Total	$553	$257	$440	$434

4. MARKETABLE SECURITIES:

Our investments in marketable securities are classified as available-for-sale and consist of the following:

	June 30, 2019
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$5,293	$14	$(6)	$5,301
Corporate debt securities and certificates of deposit	1,466	2	(1)	1,467
Asset backed securities	1,475	3	(1)	1,477
Marketable securities – short-term	$8,234	$19	$(8)	$8,245
Long-Term
U.S. government and agency obligations	$4,109	$38	$(1)	$4,146
Corporate debt securities and certificates of deposit	1,243	8	—	1,251
Asset backed securities	2,424	20	(2)	2,442
Equity security	42	12	—	54
Marketable securities – long-term	$7,818	$78	$(3)	$7,893

	December 31, 2018
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$3,377	$—	$(20)	$3,357
Corporate debt securities and certificates of deposit	1,787	3	(5)	1,785
Asset backed securities	633	—	(4)	629
Marketable securities – short-term	$5,797	$3	$(29)	$5,771
Long-Term
U.S. government and agency obligations	$6,114	$10	$(23)	$6,101
Corporate debt securities and certificates of deposit	754	1	(3)	752
Asset backed securities	3,422	2	(15)	3,409
Equity security	42	18	—	60
Marketable securities – long-term	$10,332	$31	$(41)	$10,322

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2019
U.S. government and agency obligations	$—	$—	$3,286	$(7)
Corporate debt securities and certificates of deposit	—	—	534	(1)
Asset backed securities	—	—	1,356	(3)
Marketable securities	$—	$—	$5,176	$(11)
December 31, 2018
U.S. government and agency obligations	$1,548	$(4)	$4,608	$(39)
Corporate debt securities and certificates of deposit	250	—	1,178	(8)
Asset backed securities	1,023	(3)	2,137	(16)
Marketable securities	$2,821	$(7)	$7,923	$(63)

 The marketable debt securities in which we have invested all have maturities of less than five years. Net pre-tax unrealized gains for marketable debt securities of $74,000 at June 30, 2019 and net pre-tax losses for marketable debt securities of $54,000 at December 31, 2018 have been recorded as a component of accumulated other comprehensive loss in stockholders’ equity. We have determined that the net pre-tax unrealized losses for marketable debt securities at June 30, 2019 and December 31, 2018 were caused by fluctuations in interest rates and are temporary in nature. We review our marketable debt securities to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which the fair value of the investment has been less than the cost basis, the credit quality of the investment and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. No marketable securities were sold in the three or six months ended June 30, 2019 or the three months ended June 30, 2018. We received proceeds from sales of marketable securities of $70,000 in the six months ended June 30, 2018. No gains or losses were recognized on these sales.

Investments in marketable securities classified as cash equivalents of $5.3 million at June 30, 2019 and $2.5 million at December 31, 2018 consist of corporate debt securities and certificates of deposit. There were no unrealized gains or losses with respect to any of these securities at June 30, 2019 or December 31, 2018.

Cash and marketable securities held by foreign subsidiaries totaled $329,000 at June 30, 2019 and $362,000 at December 31, 2018.

5. FAIR VALUE MEASUREMENTS:

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last is considered unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our marketable securities as of June 30, 2019 and December 31, 2018 according to the three-level fair value hierarchy:

	Fair Value Measurements at June 30, 2019 Using
(In thousands)	Balance June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$9,447	$—	$9,447	$—
Corporate debt securities and certificates of deposit	2,718	—	2,718	—
Asset backed securities	3,919	—	3,919	—
Equity security	54	54	—	—
Total marketable securities	$16,138	$54	$16,084	$—

	Fair Value Measurements at December 31, 2018 Using
(In thousands)	Balance December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$9,458	$—	$9,458	$—
Corporate debt securities and certificates of deposit	2,537	—	2,537	—
Asset backed securities	4,038	—	4,038	—
Equity security	60	60	—	—
Total marketable securities	$16,093	$60	$16,033	$—
9

During the six months ended June 30, 2019 and the year ended December 31, 2018, we owned no Level 3 securities, and there were no transfers within the three level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed which merit a transfer between the disclosed levels of the valuation hierarchy.

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

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, advance customer payments, accrued expenses and other liabilities are approximately equal to their related fair values due to their short-term maturities. Non-financial assets such as equipment and leasehold improvements and goodwill and other intangible assets are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value in the six months ended June 30, 2019 or the six months ended June 30, 2018.

6. SHARE-BASED COMPENSATION:

We have three share-based compensation plans that are administered by the Compensation Committee of the Board of Directors. We have (a) an Employee Stock Incentive Plan for officers, other employees, consultants and independent contractors under which we have granted options and restricted stock units to officers and other employees, (b) an Employee Stock Purchase Plan under which shares of our common stock may be acquired by employees at discounted prices, and (c) a Non-Employee Director Stock Plan that provides for automatic grants of restricted shares of our common stock to non-employee directors. New shares of our common stock are issued upon stock option exercises, vesting of restricted stock units, issuances of shares to board members and issuances of shares under the Employee Stock Purchase Plan.

Employee Stock Incentive Plan

As of June 30, 2019, there were 273,764 shares of common stock reserved in the aggregate for issuance pursuant to future awards under our Employee Stock Incentive Plan and 539,628 shares of common stock reserved in the aggregate for issuance pursuant to outstanding awards under such plan. Although our Compensation Committee has authority to issue options, restricted stock, restricted stock units, share grants and other share-based benefits under our Employee Stock Incentive Plan, to date only restricted stock units and stock options have been granted under the plan. Options have been granted at an option price per share equal to the market value of our common stock on the date of grant, vest over a four year period and expire seven years after the date of grant. Restricted stock units vest over a four year period and entitle the holders to one share of our common stock for each restricted stock unit. Reserved shares underlying outstanding awards, including options and restricted stock units, that are forfeited are available under the Employee Stock Incentive Plan for future grant.

Non-Employee Director Stock Plan

As of June 30, 2019, there were 52,000 shares of common stock reserved in the aggregate for issuance pursuant to future restricted share grants under our Non-Employee Director Stock Plan and 16,000 shares of common stock reserved in the aggregate for issuance pursuant to outstanding stock option awards under our Non-Employee Director Stock Plan (which previously authorized the granting of stock options to non-employee directors). Under the terms of the plan, each non-employee director receives annual restricted share grants of 2,000 shares of our common stock on the date of each annual meeting at which such director is elected to serve on the board. The annual restricted share grants of common stock vest in four equal quarterly installments during the year after the grant date, provided the non-employee director is still serving as a director on the applicable vesting date.

On the date of our 2019 annual meeting, we issued a total of 8,000 shares of our common stock to our non-employee directors, which were restricted as specified in the Non-Employee Director Stock Plan. The shares had an aggregate fair market value on the date of grant equal to $138,000 (grant date fair value of $17.26 per share). As of June 30, 2019, none of these shares were vested. The aggregate fair value of the outstanding unvested shares based on the closing price of our common stock on June 30, 2019 was $130,000.

Stock Option Activity

The following is a summary of stock option activity in the six months ended June 30, 2019:

	Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2018	523,042	$11.48
Granted	—	—
Exercised	(5,850)	9.92
Expired	(5,750)	10.83
Forfeited	(7,350)	16.67
Outstanding, June 30, 2019	504,092	$11.43

Exercisable, June 30, 2019	349,968	$9.37

The intrinsic value of an option is the amount by which the market price of the underlying common stock exceeds the option's exercise price. For options outstanding at June 30, 2019, the weighted average remaining contractual term of all outstanding options was 3.5 years and their aggregate intrinsic value was $2.9 million. At June 30, 2019, the weighted average remaining contractual term of options that were exercisable was 2.8 years and their aggregate intrinsic value was $2.6 million. The aggregate intrinsic value of stock options exercised in the six months ended June 30, 2019 was $57,000. We received proceeds from stock option exercises of $59,000 in the six months ended June 30, 2019 and $251,000 in the six months ended June 30, 2018. The aggregate fair value of options that vested in the six months ended June 30, 2019 was $5,000.

Restricted Shares and Restricted Stock Units

Restricted shares are granted under our Non-Employee Director Stock Plan. There were 8,000 restricted shares granted in the six months ended June 30, 2019. Restricted stock units are granted under our Employee Stock Incentive Plan. No restricted stock units were granted in the six months ended June 30, 2019. The aggregate fair value of outstanding restricted shares and restricted stock units based on the closing share price of our common stock as of June 30, 2019 was $966,000. The aggregate fair value of restricted shares and restricted stock units that vested, based on the closing price of our common stock on the vesting date, was $77,000 in the six months ended June 30, 2019.

The following is a summary of activity in non-vested restricted shares and restricted stock units in the six months ended June 30, 2019:

Non-vested restricted stock units and restricted shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	56,411	$17.59
Granted	8,000	17.26
Vested	(4,000)	16.25
Forfeited	(875)	16.19
Non-vested at June 30, 2019	59,536	$17.66

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under the terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period (which begins on August 1st and ends on July 31st of each year). No shares were purchased under this plan in the six months ended June 30, 2019. As of June 30, 2019, 174,469 shares remain available for future purchase under the Employee Stock Purchase Plan.

Share-Based Compensation Information

All share-based compensation awarded to our employees and non-employee directors, including grants of stock options, restricted stock units and restricted shares, are required to be recognized as an expense in our consolidated statements of operations based on the grant date fair value of the award. We utilize the straight-line method of expense recognition over the award's service period for our graded vesting options. The fair value of stock options has been determined using the Black-Scholes model. We have classified employee share-based compensation within our statements of operations in the same manner as our cash-based employee compensation costs.

Share-based compensation expense in the three months ended June 30, 2019 totaled $249,000, and included $110,000 for stock options, $31,000 for our Employee Stock Purchase Plan, $77,000 for unvested restricted stock units and $31,000 for unvested restricted shares. Share-based compensation expense in the six months ended June 30, 2019 totaled $493,000, and included $217,000 for stock options, $60,000 for our Employee Stock Purchase Plan, $153,000 for unvested restricted stock units and $63,000 for unvested restricted shares.

Share-based compensation expense in the three months ended June 30, 2018 totaled $225,000, and included $109,000 for stock options, $21,000 for our Employee Stock Purchase Plan, $58,000 for unvested restricted stock units and $37,000 for unvested restricted shares. Share-based compensation expense in the six months ended June 30, 2018 totaled $484,000, and included $234,000 for stock options, $55,000 for our Employee Stock Purchase Plan, $117,000 for unvested restricted stock units and $78,000 for unvested restricted shares.

At June 30, 2019, the total unrecognized compensation cost related to non-vested share-based compensation arrangements was $1.8 million and the related weighted average period over which such cost is expected to be recognized is 2.59 years.

7. CHANGES IN STOCKHOLDERS’ EQUITY:

A reconciliation of the changes in our stockholders' equity is as follows:

Three months ended June 30, 2019:

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance, March 31, 2019	7,107	$35,940	$(1,557)	$22,792	$57,175
Share issuances for director compensation	8	—	—	—	—
Share-based compensation	—	249	—	—	249
Other comprehensive income, net of tax	—	—	39	—	39
Net income	—	—	—	464	464
Balance, June 30, 2019	7,115	$36,189	$(1,518)	$23,256	$57,927

Six months ended June 30, 2019:

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance, December 31, 2018	7,101	$35,637	$(1,690)	$22,264	$56,211
Increase related to adoption of ASU 2016-02	—	—	—	33	33
Exercise of stock options, vesting of restricted stock units and grants of restricted shares, net of shares exchanged as payment	6	59	—	—	59
Share issuances for director compensation	8	—	—	—	—
Share-based compensation	—	493	—	—	493
Other comprehensive income, net of tax	—	—	172	—	172
Net income	—	—	—	959	959
Balance, June 30, 2019	7,115	$36,189	$(1,518)	$23,256	$57,927

 Three months ended June 30, 2018:
	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance, March 31, 2018	7,006	$34,521	$(1,264)	$19,264	$52,521
Exercise of stock options, vesting or restricted stock units and grants of restricted shares, net of share exchanged as payment	10	69	—	—	69
Share issuances for director compensation	8	—	—	—	—
Share-based compensation	—	225	—	—	225
Other comprehensive loss, net of tax	—	—	(419)	—	(419)
Net income	—	—	—	740	740
Balance, June 30, 2018	7,024	$34,815	$(1,683)	$20,004	$53,136

Six months ended June 30, 2018:

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance December 31, 2017	6,980	$34,080	$(1,409)	$19,611	$52,282
Increase related to adoption of ASU 2016-01	—	—	(44)	44	—
Decrease related to adoption of ASU 2014-09	—	—	—	(218)	(218)
Exercise of stock options, vesting of restricted stock units and grants of restricted shares, net of shares exchanged as payment	36	251	—	—	251
Share issuances for director compensation	8	—	—	—	—
Share-based compensation	—	484	—	—	484
Other comprehensive loss, net of tax	—	—	(230)	—	(230)
Net income	—	—	—	567	567
Balance, June 30, 2018	7,024	$34,815	$(1,683)	$20,004	$53,136

8. OTHER FINANCIAL STATEMENT DATA:

Inventories consist of the following:

(In thousands)	June 30, 2019	December 31, 2018
Raw materials and purchased parts	$9,435	$8,821
Work in process	1,819	2,446
Finished goods	6,309	4,896
Total inventories	$17,563	$16,163

Accrued expenses consist of the following:

(In thousands)	June 30, 2019	December 31, 2018
Wages and benefits	$1,426	$2,166
Warranty liability	806	758
Income taxes payable	504	393
Other	141	251
	$2,877	$3,568
13

Warranty costs:

We provide for the estimated cost of product warranties, which cover products for periods ranging from one to three years, at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of components provided to us by suppliers, warranty obligations do arise. These obligations are affected by product failure rates, the cost of materials used in correcting product failures and service delivery expenses incurred to make these corrections. If actual product failure rates and material or service delivery costs differ from our estimates, revisions to the estimated warranty liability are required and could be material. At the end of each reporting period, we revise our estimated warranty liability based on these factors. The current portion of our warranty liability is included as a component of accrued expenses. The long-term portion of our warranty liability is included as a component of other liabilities.

A reconciliation of the changes in our estimated warranty liability is as follows:

	Six Months Ended June 30,
(In thousands)	2019	2018
Balance at beginning of period	$789	$767
Accrual for warranties	450	218
Warranty revision	(22)	20
Settlements made during the period	(379)	(270)
Balance at end of period	838	735
Current portion of estimated warranty liability	(806)	(680)
Long-term estimated warranty liability	$32	$55

Deferred warranty revenue:

The current portion of our deferred warranty revenue is included as a component of advance customer payments. The long-term portion of our deferred warranty revenue is included as a component of other liabilities. A reconciliation of the changes in our deferred warranty revenue is as follows:

	Six Months Ended June 30,
(In thousands)	2019	2018
Balance at beginning of period	$218	$259
Revenue deferrals	238	235
Amortization of deferred revenue	(224)	(211)
Total deferred warranty revenue	232	283
Current portion of deferred warranty revenue	(214)	(273)
Long-term deferred warranty revenue	$18	$10

9. INTANGIBLE ASSETS:

Intangible assets consist of the following:

	June 30, 2019			December 31, 2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,815	$(2,597)	$218	$2,754	$(2,533)	$221
Software	206	(156)	50	206	(141)	65
Marketing assets and customer relationships	101	(59)	42	101	(54)	47
Non-compete agreements	101	(101)	—	101	(101)	—
	$3,223	$(2,913)	$310	$3,162	$(2,829)	$333
14

Amortization expense for our intangible assets in the three and six months ended June 30, 2019 and the three and six months ended June 30, 2018 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Patents	$33	$28	$64	$56
Software	8	7	15	15
Marketing assets and customer relationships	2	1	4	5
Non-compete agreements	—	—	—	5
	$43	$36	$83	$81

Amortization of patents has been classified as research and development expense in the accompanying consolidated statements of operations. Estimated aggregate future amortization expense based on current intangible assets is expected to be as follows: $82,000 for the remainder of 2019; $139,000 in 2020; $65,000 in 2021; $13,000 in 2022; $9,000 in 2023; and $2,000 in 2024.

Intangible and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when future undiscounted cash flows expected to result from use of the asset and its eventual disposition are less than the carrying amount. There were no impairments in the six months ended June 30, 2019 or the six months ended June 30, 2018.

10. REVENUE CONCENTRATIONS, SIGNIFICANT CUSTOMERS AND GEOGRAPHIC AREAS:

The following summarizes our revenue by product line:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
High Precision 3D and 2D Sensors	$2,004	$5,253	$5,753	$10,308
Semiconductor Sensors	3,122	3,940	7,258	7,101
Inspection and Metrology Systems	9,918	6,661	17,009	12,565
Total	$15,044	$15,854	$30,020	$29,974

Export sales as a percentage of total sales in the three and six months ended June 30, 2019 were 73% and 72%, respectively. Export sales as a percentage of total sales in the three and six months ended June 30, 2018 were 71% and 72%, respectively. Virtually all of our export sales are negotiated, invoiced and paid in U.S. dollars. Export sales by geographic area are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Americas	$205	$142	$576	$213
Europe	1,606	2,686	4,264	5,266
China	3,559	2,427	6,334	5,395
Taiwan	999	676	3,144	841
Other Asia	4,207	5,294	6,819	9,622
Other	339	95	384	200
Total export sales	$10,915	$11,320	$21,521	$21,537

In the six months ended June 30, 2019, sales to significant customer A accounted for 14% of our total revenue. As of June 30, 2019, accounts receivable from significant customer A were $2.2 million.

11. NET INCOME PER SHARE:

Basic net income per share for a period is computed by dividing net income by the weighted average number of common shares outstanding during the period. Common equivalent shares consist of common shares to be issued upon exercise of stock options, vesting of restricted stock units, vesting of restricted shares and from purchases of shares under our Employee Stock Purchase Plan, as calculated using the treasury stock method. Net income per diluted share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are excluded from the calculation of net income per diluted share if their effect is anti-dilutive. The components of net income per basic and diluted share were as follows:

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended June 30, 2019
Basic	$464	7,106	$0.07
Dilutive effect of common equivalent shares	—	190	(0.01)
Dilutive	$464	7,296	$0.06

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended June 30, 2018
Basic	$740	7,010	$0.11
Dilutive effect of common equivalent shares	—	232	(0.01)
Dilutive	$740	7,242	$0.10

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Six Months Ended June 30, 2019
Basic	$959	7,103	$0.14
Dilutive effect of common equivalent shares	—	206	(0.01)
Dilutive	$959	7,309	$0.13

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Six Months Ended June 30, 2018
Basic	$567	6,998	$0.08
Dilutive effect of common equivalent shares	—	116	—
Dilutive	$567	7,114	$0.08

Potentially dilutive shares excluded from the calculations of net income per diluted share due to their anti-dilutive effect were as follows: 200,000 shares in the three months ended June 30, 2019; 180,000 shares in the six months ended June 30, 2019; 123,000 shares in the three months ended June 30, 2018; and 369,000 shares in the six months ended June 30, 2018.

12. OTHER COMPREHENSIVE INCOME:

Reclassification adjustments are made to avoid double counting for items included in other comprehensive income that are also recorded as part of net income.  Reclassifications and taxes related to items of other comprehensive income are as follows:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount	Before Tax	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments	$(17)	$—	$(17)	$(422)	$—	$(422)
Net changes related to available-for-sale securities:
Unrealized gains (losses)	70	(14)	56	4	(1)	3
Reclassifications included in interest income and other	—	—	—	—	—	—
Net changes related to available-for-sale securities	70	(14)	56	4	(1)	3
Other comprehensive income	$53	$(14)	$39	$(418)	$(1)	$(419)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount	Before Tax	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments	$70	$—	$70	$(202)	$—	$(202)
Net changes related to available-for-sale securities:
Unrealized gains (losses)	128	(26)	102	(36)	8	(28)
Reclassifications included in interest income and other	—	—	—	—	—	—
Net changes related to available-for-sale securities	128	(26)	102	(36)	8	(28)
Other comprehensive income	$198	$(26)	$172	$(238)	$8	$(230)

At June 30, 2019 and June 30, 2018, components of accumulated other comprehensive loss are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balances at December 31, 2018	$(1,649)	$(41)	$(1,690)
Other comprehensive income for the six months ended June 30, 2019	70	102	172
Balances at June 30, 2019	$(1,579)	$61	$(1,518)

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balances at December 31, 2017	$(1,394)	$(15)	$(1,409)
Decrease related to adoption of ASU 2016-01	—	(44)	(44)
Other comprehensive loss for the six months ended June 30, 2018	(202)	(28)	(230)
Total change for the period	(202)	(72)	(274)
Balances at June 30, 2018	$(1,596)	$(87)	$(1,683)

13. INCOME TAXES:

We recorded income tax expense of $192,000 in the three months ended June 30, 2019, compared to income tax expense of $230,000 in the three months ended June 30, 2018. We recorded income tax expense of $326,000 in the six months ended June 30, 2019, compared to income tax expense of $147,000 in the six months ended June 30, 2018. Our income tax expense in the six months ended June 30, 2019 reflected effective income tax rate of approximately 25%, which included $9,000 of excess tax benefits from employee share-based payments. Our income tax expense in the six months ended June 30, 2018 reflected an effective income tax rate of approximately 21%, which included $33,000 of excess tax benefits from employee share-based payments. Our effective tax rate in the six months ended June 30, 2019 and the six months ended June 30, 2018 was impacted by Global Intangible Low Tax Income (GILTI), U.S. federal R&D tax credits and excess tax benefits from employee share-based payments.

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

We have amended our income tax returns for prior periods in connection with the Inland Revenue Authority of Singapore's audits of our 2016 and 2015 income tax returns. We anticipate recognizing an approximate $200,000 non-cash income tax benefit from the release of an income tax reserve in the third quarter of 2019 in connection with the completion of these audits.

14. OPERATING LEASES:

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long-term operating lease liabilities in our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The operating lease ROU assets exclude lease incentives. As our leases do not provide an implicit rate, we use our incremental borrowing rate to determine the present value of lease payments. Our leases may include renewal options to extend the lease term, the exercise of which are at our sole discretion. In our accounting treatment of leases, the lease terms used do not include any option to extend the lease, because it is not reasonably certain that we will exercise the option. Lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components (e.g., common-area or other maintenance costs) which are generally accounted for separately and expensed monthly. We do not recognize a ROU asset and lease liability for leases having a term of 12 months or less at the effective date.

We lease a 61,208 square foot mixed office and warehouse facility in Golden Valley, Minnesota. The lease has a term of 91 months and expires on July 31, 2026. The lease contains a rent escalation clause, one three year renewal option and incentives. Rental expense, including the effects of lease incentives, is recognized on a straight-line basis over the term of the lease. We are also required to pay insurance, property taxes and other operating expenses related to the leased facility, which are not fixed or tied to an index.

We lease a 19,805 square foot mixed office and warehouse facility in Singapore. The lease expires in July 2020, contains a rent escalation clause and one three year renewal option. We also have operating leases in the United Kingdom and China, which expire in May 2023 and November 2020, respectively. We did not enter into any new leases in the six months ended June 30, 2019.

The components of our costs for operating leases in the three and six months ended June 30, 2019 are as follows:

	Three Months Ended	Six Months Ended
Component (in thousands)	June 30, 2019	June 30, 2019
Operating lease cost	$179	$359
Variable lease cost	67	134
Short-term lease cost	2	4
Total	$248	$497

Variable lease costs generally consists of real estate taxes and insurance for leased facilities, which are paid based on actual costs incurred by the lessor.

At June 30, 2019, the future maturities of lease liabilities are as follows:

Twelve months ending June 30,	(In thousands)
2020	$829
2021	629
2022	619
2023	634
2024	650
2025 and thereafter	1,406
Total lease payments	4,767
Less: amount representing interest	960
Present value of operating lease liabilities	$3,807

At June 30, 2019, the weighted average remaining term for our operating leases is 6.44 years, and the weighted average discount rate applied to our operating leases was 5.73%.

Cash paid for amounts included in the measurement of operating lease liabilities in the six months ended June 30, 2019 was $191,000. Incentives recorded as leasehold improvements in the six months ended June 30, 2019 were $691,000.

As the company has not restated prior year information for its adoption of ASC Topic 842, the following presents its future minimum lease payments for operating leases under ASC Topic 840. These amounts include common-area or other maintenance costs under ASC Topic 840. At December 31, 2018 the future minimum lease payments required under noncancelable operating lease agreements are as follows:

Year ending December 31,	(In thousands)
2019	$1,095
2020	1,298
2021	1,049
2022	1,064
2023	1,080
2024 & Thereafter	3,049
Total	$8,635

15. SHARE REPURCHASE:

In July 2019, our Board of Directors authorized a $3.0 million share repurchase program. Our common stock may be acquired from time to time in open market transactions, block purchases and other transactions complying with the Securities and Exchange Commission's Rule 10b-18. The share repurchase program will terminate on June 30, 2020.

16. CONTINGENCIES:

We are periodically a defendant in miscellaneous lawsuits, claims and disputes in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, management presently believes the disposition of these matters will not have a material effect on our financial position, results of operations or cash flows.

In the normal course of business to facilitate sales of our products and services, we at times indemnify other parties, including customers, with respect to certain matters. In these instances, we have agreed to hold the other parties harmless against losses arising out of intellectual property infringement or other types of claims. These agreements may limit the time within which an indemnification claim can be made, and almost always limit the amount of the claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made, if any, under these agreements have not had a material impact on our operating results, financial position or cash flows. However, there can be no assurance that intellectual property infringement and other claims against us or parties we have indemnified will have the same impact in the future.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS:

The following management’s discussion and analysis of the financial condition and results of operations of CyberOptics Corporation ("we", "us" and "our") contains a number of estimates and predictions that are forward looking statements rather than statements based on historical fact. Among other matters, we discuss (i) our level of anticipated revenues, gross margins, and expenses; (ii) the timing of orders and shipments of our existing products, particularly the SQ3000, our 3D automated optical inspection ("AOI") system; (iii) the timing of initial revenue and projected improvements in gross margins from sales of new products that have been recently introduced, that we have under development or that we anticipate introducing in the future; (iv) the amount of anticipated revenue and potential revenue opportunity from recently introduced new products or potential new products we may launch in the future; and (v) our assessment of trends in the economy in general and, the surface mount technology ('SMT") and semiconductor capital equipment markets in particular, and their impact on the markets for our products. Although we have made these statements based on our experience and expectations regarding future events, there may be events or factors that we have not anticipated, and the accuracy of our forward-looking statements and estimates are subject to a number of risks, including those risks identified in our Annual Report on Form 10-K for the year ended December 31, 2018.

RESULTS OF OPERATIONS

General

As a leading global developer and manufacturer of high precision 3D sensors, our strategy is to leverage our 3D sensor technologies in our three key vertical markets: SMT; semiconductor; and metrology. A key element in our strategy is the continued development and sale of new high precision 3D sensors based on our proprietary multi-reflection suppression ("MRS") technology. We believe that MRS is a break-through optical technology for high precision inspection and metrology. Our operating results in the three months ended June 30, 2019 were affected by the cyclical, industry-wide slowdown in demand for SMT and semiconductor capital equipment as well as uncertainty surrounding the global trade environment. We expect sluggish market conditions to persist in the second half of 2019. Over the longer-term (i.e. next several years), we believe MRS has the potential to expand our presence in the markets for SMT and semiconductor capital equipment. However, our sales of MRS-based products in the second half of 2019 will most likely continue to be negatively impacted by the sluggish conditions in the SMT and semiconductor capital equipment markets.

Manufacturing yield challenges as electronics and semiconductors become more complex are driving the need for more precise inspection and metrology. We believe 3D inspection and metrology represent high-growth segments in both the SMT and semiconductor capital equipment markets. Over the longer-term, we expect a growing number of opportunities in the markets for SMT and semiconductor inspection and metrology. We believe our 3D MRS technology platform is well suited for many applications in these markets, particularly with respect to complex circuit boards and semiconductor wafer level, back-end and advanced packaging inspection and metrology applications. We are taking advantage of current market trends by deploying our 3D MRS sensor technology in the following products:

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

•

Our next generation ultra-high resolution three micron pixel 3D NanoResolution MRS sensor is capable of measuring feature sizes down to 25 microns accurately and at high speeds, and is suitable for many semiconductor wafer level and advanced packaging inspection and metrology applications. We are targeting one micron, three-sigma accuracy, at speeds that would inspect more than 25 300-millimeter wafers in an hour. We are currently demonstrating this technology to OEMs and system integrators and directly to semiconductor manufacturers. We believe sales of 3D MRS-enabled sensors and systems for semiconductor wafer level and advanced packaging inspection and metrology applications represent compelling long-term growth opportunities.

Revenue from MRS based products increased to $10.3 million in the six months ended June 30, 2019, an increase of approximately $1.7 million or 20% from $8.6 million in the six months ended June 30, 2018. Sales of 3D MRS sensors declined 23% on a year-over-year basis in the six months ended June 30, 2019 to $2.8 million, as OEM customers reduced their orders due to sluggish market conditions in the global SMT and semiconductor markets. Despite the weak market conditions, sales of 3D MRS-enabled SQ3000 AOI systems increased 47% on a year-over-year basis in the six months ended June 30, 2019 to $7.1 million. Over the longer-term, we anticipate increasing sales of MRS-based products in the SMT and semiconductor capital equipment markets by utilizing new OEM customers, system integrators and by expanding direct sales to end-user customers.

We have continued to invest in our semiconductor sensors, principally consisting of our WaferSense® family of products, because fabricators of semiconductors and other customers view these products as valuable tools for improving yields and productivity. Additional WaferSense® applications are currently under development. Over the longer-term, strong future sales growth is anticipated for our WaferSense® family of products.

Our backlog was $13.0 million at June 30, 2019, up from $11.6 million at March 31, 2019, but down from $13.8 million at June 30, 2018. Orders for our products started to weaken in the second quarter of 2019 due to the cyclical, industry-wide slowdown in demand for SMT and semiconductor capital equipment as well as the uncertainty surrounding the global trade environment. Our backlog at June 30, 2019 includes a large order for 3D MRS sensors from an existing OEM customer which is primarily scheduled for delivery in periods after 2019. We are forecasting sales of $12.0 to $13.5 million for the third quarter of 2019, down from $16.7 million in the third quarter of 2018. We intend to invest in research and development throughout the current market downturn so that we are well positioned to capitalize on the compelling long-term growth opportunities for our MRS based and WaferSense® family of products. We believe that we have the resources required to attain our growth objectives, given our available cash and marketable securities balances totaling $25.8 million at June 30, 2019.

Revenues

Our revenues decreased by 5% to $15.0 million in the three months ended June 30, 2019, from $15.9 million in the three months ended June 30, 2018. Our revenues of $30.0 million in the six months ended June 30, 2019 were virtually unchanged when compared to the six months ended June 30, 2018. The following table sets forth revenues by product line for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	% Change	2019	2018	% Change
High Precision 3D and 2D Sensors	$2,004	$5,253	(62)%	$5,753	$10,308	(44)%
Semiconductor Sensors	3,122	3,940	(21)%	7,258	7,101	2%
Inspection and Metrology Systems	9,918	6,661	49%	17,009	12,565	35%
Total	$15,044	$15,854	(5)%	$30,020	$29,974	0%

Revenues from sales of high precision 3D and 2D sensors decreased by $3.2 million or 62% to $2.0 million in the three months ended June 30, 2019, from $5.3 million in the three months ended June 30, 2018. Revenues from sales of high precision 3D and 2D sensors decreased by $4.6 million or 44% to $5.8 million in the six months ended June 30, 2019, from $10.3 million in the six months ended June 30, 2018. OEM customers reduced their purchases of high precision 3D and 2D sensors in response to weak conditions in the global SMT and semiconductor capital equipment markets. Sales of high precision 3D and 2D sensors are dependent on the success of our OEM customers selling products that incorporate our sensors. Although sales of high precision 3D and 2D sensors are expected to rebound modestly in the third quarter of 2019 on a sequential basis, soft market conditions are expected to persist, resulting in lower year-over-year sales. We believe sales of our new 3D MRS enabled sensors will represent an increasing percentage of our total high precision 3D and 2D sensor sales in the future. However, quarterly sales of high precision 3D and 2D sensors, including 3D MRS enabled sensors, are prone to significant fluctuations, both sequentially and on a year-over-year basis.

Revenues from sales of semiconductor sensors, principally our WaferSense product line, decreased by $818,000 or 21% to $3.1 million in the three months ended June 30, 2019, from $3.9 million in the three months ended June 30, 2018. Revenue from sales of semiconductor sensors increased by $157,000 or 2% to $7.3 million in the six months ended June 30, 2019, from $7.1 million in the six months ended June 30, 2018. In the three months ended June 30, 2019, customers for our semiconductor sensors reduced their purchases in response to weak conditions in the global semiconductor market. In the six months ended June 30, 2019, incremental sales of WaferSense products to advanced Asian semiconductor manufacturing facilities commissioned in 2018 were substantially offset by reduced sales resulting from weak conditions in the global semiconductor market. Sales of semiconductor sensors are forecasted to be flat to down slightly in the third quarter of 2019 on both a sequential and year-over-year basis. Over the longer-term, we anticipate that the benefits from growing market awareness of our WaferSense products, improved account penetration at major semiconductor manufacturers and capital equipment suppliers and new product introductions will lead to additional WaferSense product sales.

Revenues from sales of inspection and metrology systems increased by $3.3 million or 49% to $9.9 million in the three months ended June 30, 2019, from $6.7 million in the three months ended June 30, 2018. Revenues from sales of inspection and metrology systems increased by $4.4 million or 35% to $17.0 million in the six months ended June 30, 2019, from $12.6 million in the six months ended June 30, 2018. The revenue increases resulted from higher sales of 3D MRS-enabled SQ3000 3D AOI systems, including the new SQ3000™ 3D CMM system, and sales of MX600 memory module inspection systems. Sales of SQ3000 systems increased by $2.0 million or 75% to $4.6 million in the three months ended June 30, 2019, when compared to the three months ended June 30, 2018. Sales of SQ3000 systems increased by $2.3 million or 47% to $7.1 million in the six months ended June 30, 2019, when compared to the six months ended June 30, 2018. Sales of MX600 memory module inspection systems were $1.1 million and $2.7 million in the three and six months ended June 30, 2019, respectively. There were no sales of MX600 memory module inspection systems in the three and six months ended June 30, 2018. Sales of legacy 2D AOI and solder paste inspection systems were lower in the three and six months ended June 30, 2019, when compared to the three and six months ended June 30, 2018. Sales of inspection and metrology systems are forecasted to decline in the third quarter of 2019 on both a sequential and year-over-year basis due to weak conditions in the global SMT and semiconductor capital equipment markets.

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

Export revenues totaled $10.9 million or 73% of our total revenues in the three months ended June 30, 2019, compared to $11.3 million or 71% of total revenues in the three months ended June 30, 2018. Export revenues totaled $21.5 million or 72% of our total revenues in both the six months ended June 30, 2019 and six months ended June 30, 2018. Export revenue as a percentage of total revenue was higher in the three months ended June 30, 2019, when compared to the three months ended June 30, 2018, due to increases in sales of inspection and metrology systems outside the United States. There was no significant change in export revenues as a percentage of total revenues in the six months ended June 30, 2019, when compared to the six months ended June 30, 2018.

Cost of Revenues and Gross Margin

Cost of revenues decreased by $135,000 or 2% to $8.5 million in the three months ended June 30, 2019, from $8.6 million in the three months ended June 30, 2018. The decrease in cost of revenues in the three months ended June 30, 2019 was due to the 5% decrease in revenues for this period and a change in product mix. Higher cost, lower gross margin products constituted a greater percentage of our total revenues in the three months ended June 30, 2019, when compared to the three months ended June 30, 2018. The change in cost of revenues in the six months ended June 30, 2019 when compared to the six months ended June 30, 2018 was inconsequential.

Total gross margin as a percentage of revenues was 44% in the three months ended June 30, 2019, compared to 46% in the three months ended June 30, 2018. Total gross margin as a percentage of revenues was 45% in both the six months ended June 30, 2019 and 2018. The reduction in gross margin percentage in the three months ended June 30, 2019 was due to a change in mix of products sold. Sales of higher margin semiconductor sensors represented a smaller percentage of our total revenues in the three months ended June 30, 2019, when compared to the three months ended June 30, 2018. Total gross margins as a percentage of revenues in the third quarter of 2019 are expected to be slightly higher on a sequential basis due to a more favorable product mix.

Our markets are highly price competitive, particularly the electronic assembly market. As a result, we have experienced continual pressure on our gross margins. We compensate for the pressure to reduce the price of our products by introducing new products with more features and improved performance and through manufacturing cost reduction programs. Sales of many products that we have recently introduced or are about to introduce, including our current and future SQ3000 3D AOI products and SQ3000™ 3D CMM products, 3D MRS sensors and WaferSense sensor products, have, or are expected to have, more favorable gross margins than many of our existing products.

Operating Expenses

Research and development ("R&D") expenses were $2.2 million or 15% of revenues in the three months ended June 30, 2019, compared to $2.2 million or 14% of revenues in the three months ended June 30, 2018. R&D expenses were $4.5 million or 15% of revenues in the six months ended June 30, 2019, compared to $4.4 million or 15% of revenues in the six months ended June 30, 2018. The increases in R&D expenses in both the three and six months ended June 30, 2019 were the result of higher compensation costs due to pay increases for existing R&D employees and hiring of new R&D employees, offset in part by lower bonus accruals for employees working in our R&D department. Current R&D expenditures are primarily focused on continued development of our MRS technology, including 3D sensor subsystems and commercialization of our next generation ultra-high resolution three micron pixel 3D NanoResolution MRS sensor, and development of new applications for 3D wafer level and memory module inspection.

Selling, general and administrative ("S,G&A") expenses were $3.8 million or 25% of revenues in the three months ended June 30, 2019, compared to $4.1 million or 26% of revenues in the three months ended June 30, 2018. S,G&A expenses were $7.9 million or 26% of revenues in the six months ended June 30, 2019, compared to $8.5 million or 28% of revenues in the six months ended June 30, 2018. The decrease in S,G&A expenses in both the three and six months ended June 30, 2019 was due to lower compensation costs resulting from employee departures and lower bonus accruals.

Total operating expenses in the third quarter of 2019 are expected to be slightly higher when compared to operating expenses in the second quarter of 2019.

Interest Income and Other

Interest income and other includes interest earned on investments and gains and losses associated with foreign currency transactions, primarily intercompany financing transactions associated with our subsidiaries in the United Kingdom, Singapore and China. We recognized losses from foreign currency transactions of $7,000 in the three months ended June 30, 2019, compared to gains of $96,000 in the three months ended June 30, 2018. We recognized losses from foreign currency transactions of $25,000 in the six months ended June 30, 2019, compared to gains from foreign currency transactions of $139,000 in the six months ended June 30, 2018.

Income Taxes

We recorded income tax expense of $192,000 in the three months ended June 30, 2019, compared to income tax expense of $230,000 in the three months ended June 30, 2018. We recorded income tax expense of $326,000 in the six months ended June 30, 2019, compared to income tax expense of $147,000 in the six months ended June 30, 2018. Our income tax expense in the six months ended June 30, 2019 reflected an effective income tax rate of approximately 25%, which included $9,000 of excess tax benefits from employee share-based payments. Our income tax expense in the six months ended June 30, 2018 reflected an effective income tax rate of approximately 21%, which included $33,000 of excess tax benefits from employee share-based payments. Our effective income tax rate in the six months ended June 30, 2019 and the six months ended June 30, 2018 was impacted by Global Intangible Low Tax Income (GILTI), U.S. federal R&D tax credits and excess tax benefits from employee share-based payments.

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

We have amended our income tax returns for prior periods in connection with the Inland Revenue Authority of Singapore's audits of our 2016 and 2015 income tax returns. We anticipate recognizing an approximate $200,000 non-cash income tax benefit from the release of an income tax reserve in the third quarter of 2019 in connection with the completion of these audits.

Backlog

Backlog totaled $13.0 million at June 30, 2019, a decrease from $13.6 million at December 31, 2018 and $13.8 million at June 30, 2018. Our products are typically shipped two weeks to two months after receipt of an order. Sales of some inspection system products may require customer acceptance due to performance or other acceptance criteria included in the terms of sale. For these product sales, revenue is recognized at the time of customer acceptance. Our backlog at any time may vary significantly based on the timing of orders from OEM customers. In some instances, our OEM customers may place orders for shipment of products covering periods of nine months or longer. Accordingly, backlog may not be an accurate indicator of performance in the future.

Liquidity and Capital Resources

Our cash and cash equivalents increased by $416,000 in the six months ended June 30, 2019. Cash provided by operating activities of $1.3 million and proceeds of $2.9 million from maturities of marketable securities were mostly offset by purchases of marketable securities totaling $2.8 million and purchases of fixed assets and capitalized patent costs totaling $1.0 million. Our cash and cash equivalents fluctuate in part because of sales and maturities of marketable securities and investment of cash balances in marketable securities, and from other sources of cash. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity than cash balances alone. Combined balances of cash and marketable securities increased by approximately $500,000 to $25.8 million as of June 30, 2019 from $25.3 million as of December 31, 2018.

Operating activities provided $1.3 million of cash in the six months ended June 30, 2019. The amount of cash provided by operations was favorably impacted by net income of $959,000. Net income was affected by non-cash expenses totaling $2.1 million for depreciation and amortization, provision for doubtful accounts, deferred income taxes, non-cash losses from foreign currency transactions, share-based compensation costs and an unrealized loss on our available-for-sale equity security. Changes in operating assets and liabilities providing cash in the six months ended June 30, 2019, included a decrease in accounts receivable of $320,000, a decrease in other assets of $648,000, an increase in advance customer payments of $186,000 and an increase in operating lease assets and liabilities of $397,000. Changes in operating assets and liabilities using cash in the six months ended June 30, 2019 included an increase in inventories of $1.9 million, a decrease in accounts payable of $865,000 and a decrease in accrued expenses of $561,000. Accounts receivable decreased due to lower sales in the second quarter of 2019, when compared to the fourth quarter of 2018, offset in part by slower collection of accounts receivable, mainly resulting from a change in product mix. Sales of inspection and metrology systems, which typically have longer collection periods than sales of our sensor products, constituted a larger portion of our revenues in the six months ended June 30, 2019. Other assets decreased because deposits previously paid to a key supplier of materials were used to purchase inventories. The increase in advance customer payments resulted from receipt of cash prior to revenue recognition for sales with customer acceptance provisions. The increase in operating lease assets and liabilities resulted from lease incentives, including free rents and facility operating costs, and the effects of straight-line rent expense. Inventories increased due to sluggish conditions in the global SMT and semiconductor capital equipment markets, with a corresponding negative impact on sales also causing inventory levels to rise. Accounts payable decreased due to timing of inventory purchases, with more materials being acquired in the fourth quarter of 2018 and the early months of 2019. These materials were subsequently paid for in the second quarter of 2019, resulting in a lower accounts payable balance. Accrued expenses decreased due to payment of 2018 bonuses in 2019, offset in part by accruals for taxes and other items.

Investing activities used $916,000 of cash in the six months ended June 30, 2019. Changes in the level of investment in marketable securities, resulting from purchases, sales and maturities of those securities, provided $102,000 of cash in the six months ended June 30, 2019. We used $1.0 million of cash in the six months ended June 30, 2019 for the purchase of fixed assets and capitalized patent costs.

Financing activities from the exercise of stock options provided $59,000 of cash in the six months ended June 30, 2019.  In July 2019, our board of directors authorized a $3.0 million share repurchase program that runs through June 30, 2020.

At June 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. These entities are established by some companies for the purpose of establishing off-balance sheet arrangements or for other contractually narrow or limited purposes.

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
101:

Financial statements formatted in Inline Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Interim Condensed Consolidated Financial Statements

SIGNATURES

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

Dated: August 7, 2019

