Form 10-K
period 2019-12-31
CYBEROPTICS CORP
filed 2020-03-12
CIK 768411

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange

Act of 1934 for the Year Ended December 31, 2019.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $112,435,013.

As of February 29, 2019, there were 7,164,654 shares of the registrant’s Common Stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The responses to Part III items 10, 11, 12, 13 and 14 herein are incorporated by reference to certain information in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 14, 2020.

1

CYBEROPTICS CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2019

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Background

CyberOptics Corporation was founded in 1984 and is a leading global developer and manufacturer of high precision sensing technology solutions and system products for inspection and metrology. Our headquarters are located at 5900 Golden Hills Drive in Golden Valley, Minnesota. Our website address is www.cyberoptics.com. You can access, free of charge, our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, at our website, or at the Commission’s website at www.sec.gov. Proxy materials for our upcoming 2020 annual shareholders meeting to be held on May 14, 2020 will be available electronically via the internet at the following address: http://www.idelivercommunications.com/proxy/cybe/.

We are a leading global developer and manufacturer of high precision 3D sensors and system products for inspection and metrology. We also develop and manufacture our WaferSense® products, a family of wireless, wafer-shaped sensors that provide measurements of critical factors in the semiconductor fabrication process. We intend to leverage our sensor technologies in the surface mount technology (SMT) and semiconductor industries to deliver profitable growth. A key element of our strategy is the continued development and sale of high precision 3D sensors and system products based on our proprietary Multi-Reflection Suppression (MRS) technology. We believe that our MRS technology is a breakthrough 3D optical technology for high-end inspection and metrology with the potential to significantly expand our markets. Another key element in our strategy is the continued development and introduction of new sensor applications for our WaferSense® family of products.

Our products are used in the SMT and semiconductor industries to significantly improve our customers' manufacturing yields and productivity, and to assist our customers in meeting their rigorous demands for manufacturing quality. Our products use a variety of proprietary technologies such as lasers, optics and machine vision, combined with software, electronics and mechanical design. Our products help manufacturers solve their most complex manufacturing challenges by providing them with key information relating to their manufacturing processes, which allows them to improve production volumes, yields and product quality.

Manufacturing yield challenges, as electronics and semiconductors become more complex, are driving the need for more precise inspection and metrology. As a result, we believe 3D inspection and metrology represent high-growth segments in both the SMT and semiconductor capital equipment markets. We expect a growing number of opportunities in the markets for SMT and semiconductor inspection and metrology, because our 3D MRS technology platform is well suited for many of these applications, particularly with respect to complex circuit boards and semiconductor advanced packaging inspection and metrology applications.

We manufacture 3D and 2D optical sensors for use in our own proprietary inspection system products and for sale to original equipment manufacturers (OEMs), system integrators and end customers in the SMT and semiconductor markets. Our inspection system products are sold to manufacturers of SMT electronic circuit boards to control quality as in-line systems, particularly with respect to complex circuit boards used in smart phones and other high-end electronic products. These products are used by manufacturers to measure screen-printed solder paste, to inspect circuit boards and components after component placement, to confirm proper placement after full assembly of circuit boards and to inspect solder joints on printed circuit boards. We also sell our inspection system products to leading semiconductor manufacturers and outsourced semiconductor assembly and test (OSAT) companies. Manufacturers of DRAM and Flash Memory use our inspection system products to inspect assembly of their memory modules. Increasingly, our inspection system products are being used for various semiconductor related inspection and metrology applications, including advanced packaging.

We believe that a strategy of developing and selling complete inspection systems and metrology products to end-users provides us with valuable customer input in the markets we currently serve, and allows us to refine the sensors and sensor subsystems for these markets and adjacent markets. At the same time, sales to OEMs and system integrators allow us to capitalize on our strengths in optical physics, sensor design and software algorithm development. We believe that the resulting sensor products and subsystems are unique and add significant value to our products and the products of our customers.

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

OPERATIONS AND PRODUCTS

Multi-Reflection Suppression Technology

We have successfully launched a number of products based on our 3D MRS technology, including our SQ3000™ Multi-Function inspection and measurement machines (SQ3000 and SQ3000™ 3D CMM) and our recently introduced MX3000 memory module inspection system. We are continually developing new high precision 3D sensors and system products based on our proprietary MRS technology. We believe 3D inspection and metrology represent a high growth segment for both the SMT and semiconductor capital equipment industries. Our recent and planned product introductions are designed to strengthen our competitive position in our current markets and expand into adjacent markets.

Challenges with shrinking transistor dimensions has resulted in increased 3D stacking of chips. Accordingly, advanced semiconductor packaging is expected to experience significant growth in the next 5 to 10 years. Micro electromechanical systems devices (MEMS) are now being used for many advanced applications. Yield challenges with these products are driving the need for inspection and metrology, and we believe our 3D MRS technology platform is well suited for many of these applications. We are introducing new products based on our MRS technology that we believe will allow us to capitalize on these opportunities and significantly increase our revenues in the future.

We have significantly advanced our MRS-enabled 3D sensor technology as part of a research initiative aimed at applying our 3D MRS technology to semiconductor advanced packaging inspection and metrology. Our next generation ultra-high resolution 3-micron pixel 3D NanoResolution MRS sensor is capable of measuring feature sizes down to 25 microns accurately and at high speeds, which makes this sensor suitable for many semiconductor wafer level and advanced packaging inspection and metrology applications. We are targeting one micron, three-sigma accuracy, at speeds that would inspect more than 25 300-millimeter wafers per hour. We have received initial purchase orders for our 3D NanoResolution MRS sensor from three OEM customers, and are currently demonstrating this technology to other OEMs, system integrators and directly to semiconductor manufacturers. We believe sales of 3D MRS-enabled sensors and systems for semiconductor wafer level and advanced packaging inspection and metrology represent compelling long-term growth opportunities.

We intend to expand sales of products based on our MRS technology in the SMT and semiconductor markets, including inspection and metrology for advanced packaging applications, through new OEM partners, system integrators and direct sales to end-user customers.

High Precision 3D and 2D Sensors

We manufacture high precision sensors for inspection and metrology in the SMT and semiconductor markets. We sell our 3D MRS sensor subsystems to OEMs and system integrators for use in their proprietary system products, and we integrate our 3D MRS sensor subsystems into our own proprietary system products for inspection and metrology. Our SMT electronic assembly alignment sensor products are a family of sensors that are customized and incorporated into the equipment manufactured by our customers for use in SMT circuit board assembly. We work closely with our OEM customers and system integrators to incorporate our high precision 3D and 2D sensors into their product offerings.  Sales of high precision 3D and 2D sensors accounted for 21% of revenues in 2019 and 33% of revenues in 2018.

3D MRS Sensors

Our proprietary 3D MRS sensor technology enables metrology grade accuracy by inhibiting optical measurement distortions and reflections. Our sensor architecture simultaneously captures and transmits multiple images in parallel while proprietary 3D fusing algorithms merge the images together. The result is ultra-high quality 3D images and high-speed inspection. Our 3D MRS sensors are used for inspection and metrology in a variety of applications, including SMT (printed circuit boards), CPU sockets, solder balls and bumps, wafer bumps, copper pillars and other wafer level and advanced packaging applications. Our high precision 3D MRS sensors are based on commercially available cameras, digital light projectors and other hardware components, which are combined with our proprietary MRS technology, 3D fusing algorithms and precision optics. The combination of these elements allows our sensors to capture microscopic quality images at production speeds. Our 3D MRS sensors include two models featuring varying fields of view (FOV), 3D acquisition time and minimum feature sizes of 130 microns and 180 microns. Our ultra-high resolution 3D MRS sensor has a minimum feature size of 110 microns. Our next generation ultra-high resolution three-micron pixel 3D NanoResolution MRS sensor is capable of measuring feature sizes down to 25 microns accurately and at high speeds, and is suitable for many semiconductor wafer level and advanced packaging inspection and metrology applications. We are targeting one micron, three-sigma accuracy, at speeds that would inspect more than 25 300-millimeter wafers in an hour. Sales of high precision 3D MRS sensors accounted for 10% of our revenues in 2019 and 12% of our revenues in 2018.

SMT Electronic Assembly Alignment Sensors

Our LaserAlign® sensors align both large and extremely small surface mount and through-hole components, known as chip capacitors and resistors, during transport on a pick-and-place machine prior to placement. LaserAlign sensors are incorporated into the placement heads of pick-and-place machines to ensure accurate component placement at high production speeds. LaserAlign sensors integrate an intelligent sensor, composed of a laser, optics and detectors with a microprocessor and software for making specific measurements. LaserAlign sensors enable quick and accurate alignment of each component as it is being transported by the pick-and-place arm for surface mount or through-hole assembly. Using non-contact technology, LaserAlign sensors facilitate orientation and placement of components at higher speeds than can be achieved using conventional mechanical or machine vision component centering systems.

Our board alignment cameras are used to identify fiducial markings on a circuit board to ensure accurate board registration in a pick-and-place machine or a solder paste screen printer. Accurate board placement is needed to ensure proper placement of solder paste deposits and components on a printed circuit board. In some instances, our board alignment cameras are used for 2D solder paste and stencil inspection.

Sales of SMT Electronic Assembly Alignment Sensors accounted for 10% of revenues in 2019 and 20% of revenues in 2018.

Inspection and Metrology Systems

Our inspection and metrology system products are primarily used in the semiconductor and SMT industries for process control, inspection and metrology. These systems are sold to end-user manufacturing customers that use them in a production line or alongside a production line to maintain process and quality control. Our products incorporate our proprietary 3D and 2D optical sensors, off the shelf, translation or robotics hardware and conveyors and complete computer systems or processors with internally developed software. Sales of inspection and metrology systems accounted for 55% of our revenues in 2019 and 46% of our revenues in 2018.

Automated Optical Inspection (AOI) Products

We have been selling AOI products for well over a decade and have continued to develop and improve our AOI offerings since they were first introduced. These products are typically used to inspect circuit boards after component placement to determine whether all components have been placed correctly, and to measure the quality of solder joints after reflow. These products can also be used for various semiconductor related inspection and metrology applications, including advanced packaging, and for certain industrial metrology applications.

SQ3000™ Multi-Function inspection and measurement machines (SQ3000 and SQ3000™ 3D CMM). Our SQ3000™ Multi-Function inspection and measurement machines for AOI, solder paste inspection (SPI) and coordinate measurement (CMM) applications, are designed to expand our presence in markets requiring high precision inspection and metrology. In these markets, identifying defects has become highly challenging and critical due to smaller semiconductor and electronics packaging and increasing component density on circuit boards. We believe the combination of our proprietary 3D MRS sensor technology, Ai2 (Autonomous Image Interpretation) software and sophisticated 3D fusing algorithms allows us to offer microscopic image quality at production line speeds. The SQ3000 is an all-in-one solution for AOI and SPI in a single product. The SQ3000™ 3D CMM goes a step further by adding metrology functionality. Manufacturers in a variety of industries, including the SMT and semiconductor markets, can use the SQ3000™ 3D CMM as an in-line or off-line metrology tool to help solve their most complex manufacturing and product quality challenges.

We believe there are a growing number of sales opportunities for our SQ3000™ Multi-Function inspection and measurement machines in the markets for semiconductor inspection and metrology, particularly for advanced packaging applications. We believe our 3D MRS sensor technology is uniquely suited for many of these applications. Our SQ3000™ Multi-Function inspection and measurement machines are also available in versions that can accommodate dual production lanes and larger circuit board sizes. Sales of SQ3000™ Multi-Function inspection and measurement machines accounted for 30% of our revenues in 2019 and 20% of our revenues in 2018.

QX Series 2D AOI products. Our QX AOI systems feature our strobe inspection module (SIM) sensor technology and are designed for 2D inspection of circuit boards. We offer QX products with varying levels of resolution and inspection speeds. We also offer versions of the QX product that can accommodate dual production lanes, larger circuit board sizes and both top and bottom inspection of a circuit board.

MX products. Our MX products are used for inspection of memory modules following the singulation step of the manufacturing process. Our MX600 system utilizes our SIM sensor technology and Ai2 software, and is used for 2D inspection of memory modules. Our 3D MRS-enabled MX3000 utilizes our MRS sensor technology, SQ3000 system software and Ai2 software, and is used for 3D inspection of memory modules. We recently received our first purchase order for the MX3000. This order, which is expected to become revenue in the first quarter of 2020, was made to a new memory customer. As a result, two of the world’s three largest memory manufacturers now use either our 2D MX600 or 3D MX3000 memory module inspection systems. We believe the potential market opportunity for the MX3000 system is significant.

SPI Products

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

SE500ULTRA. The SE500ULTRA is an in-line solder paste inspection system incorporating the same proprietary 3D inspection technology as the SE600 but utilizes a single illumination sensor. The SE500ULTRA inspects at faster speeds than the SE3000 or SE600 and is intended for use in high-volume production environments. Because the SE500ULTRA performs inspections at very high speed, it does not provide the same level of resolution and measurement performance as the SE3000 or SE600.

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

Other Metrology Products and Services. We also sell 3D scanning and metrology equipment manufactured by other suppliers and provide 3D scanning and metrology services for objects of all sizes and complexity for customers that do not have their own 3D scanning and metrology equipment.

Semiconductor Sensors

Our principal semiconductor products, the WaferSense® family of products, are a series of wireless sensors that provide measurements of critical factors in the semiconductor fabrication process. We designed our WaferSense® family of sensors to be used where wafers or reticles are located in semiconductor fabrication to provide measurements of critical factors that are currently impossible or extremely difficult to obtain without powering down the fabrication process equipment. Because the user is not required to break down semiconductor fabrication equipment when using our WaferSense® products, significant time is saved. In addition, measurement accuracy is increased over the accuracy of the manual techniques currently used by many customers when checking the process parameters measured by our WaferSense® products. As a result of WaferSense® technology, our customers are able to improve the up-time, through-put and process yield for their semiconductor fabrication equipment. We intend to continue to enhance and expand the WaferSense® family of products in the future. Sales of semiconductor sensors accounted for 24% of our revenues in 2019 and 21% of our revenues in 2018.

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

WaferSense® Airborne Particle Sensor™. The WaferSense® Airborne Particle Sensor™ (APS) allows engineers to efficiently detect and classify particles and their exact sources in a process as wafers are transferred, slit valves are actuated and chambers are cycled, pumped down and purged. The APS is designed to be compatible with front-ends, coater/developer tracks, and deposition and etch equipment. ReticleSense® Airborne Particle Sensors allow users to quickly identify geographic particle sources in reticle environments. The ReticleSense Airborne Particle Sensor is compatible with ASML, Nikon and Canon scanners and can travel the entire reticle path to detect in real-time when and where particles might exist. The ReticleSense Airborne Particle Sensor helps our customers exceed manufacturing quality and productivity standards in the Photo lithography scanner environment.

In-Line Particle Sensor™. The new In-Line Particle Sensor™ (IPS™) with CyberSpectrum software detects particles in gas and vacuum lines 24/7 in semiconductor process equipment. The IPS™ quickly identifies, monitors and enables troubleshooting of particles down to 0.1 micron in size. The IPS™ can be installed in any gas or vacuum system, and is particularly relevant for EUV lithography tools where the ability to monitor particles in-line can significantly improve EUV lithography tool yield and productivity. For example, an IPS™ can be installed at the vacuum line in between the EUV process chamber and the vacuum pump, saving significant time compared to current methods of sending a monitor dummy reticle into the EUV system to check for particles before and after sending the reticle into the EUV system. The IPS™ is constantly collecting data, which is especially critical during chamber purging. Process and equipment engineers in semiconductor fabs can increase the speed of equipment qualification. Contamination sources can be identified quickly and the effects of cleaning, adjustments and repairs can be seen in real-time. Through use of the IPS™, fabs can shorten equipment maintenance cycles, lower equipment expenses and optimize preventative maintenance plans.

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

WaferSense® 300mm Auto Resistance Sensor.  The new WaferSense® 300mm Auto Resistance Sensor (ARS) with CyberSpectrum software enables real-time resistance measurements of plating cell contacts in semiconductor Electrochemical Deposition (ECD) applications. The ARS quickly identifies and monitors resistance measurements with 50 separate pads around the perimeter utilizing a Kelvin sensing (4-wire resistance) method to detect residue affecting plating pins. Process and equipment engineers in semiconductor fabs can predict when a tool needs maintenance with quantitative analysis of measured mean resistance over time, shorten equipment maintenance cycles, and improve cell-to-cell uniformity with the wafer-like, 4-wire resistance sensor and CyberSpectrum software's objective and repeatable data.

WaferSense® Auto Vibration and Leveling Sensor.  The new WaferSense® Auto Vibration and Leveling Sensor (AVLS3) with a thickness of 3.5mm can travel to most locations and tools within a semiconductor fab where a real semiconductor wafer travels. The Chemically Hardened Glass (CHG) substrate enables smooth wafer handling and improved vacuum chucking. The AVLS3, with CyberSpectrum software, collects and displays both vibration and leveling data simultaneously for fast equipment set-up and alignment and real-time equipment diagnostics to speed equipment qualification and shorten equipment maintenance cycles.

Markets and Customers

We sell the majority of our products into the markets for SMT and semiconductor inspection and metrology. The value of automation is high in these markets because the products produced have high unit costs and are manufactured at speeds too great for effective human involvement. Trends in these markets include further efforts to reduce the cost of the manufacturing process and to increase automation. Moreover, the trend toward smaller electronic devices with higher circuit densities, smaller circuit paths and extremely small components requires manufacturing and testing equipment capable of extremely accurate alignment and multidimensional measurement. Challenges with shrinking transistor dimensions have resulted in 3D stacking of chips. Yield challenges with these products are driving the need for more accurate inspection and metrology. We expect a growing number of opportunities in the markets for SMT and semiconductor inspection and metrology, because our 3D MRS technology platform is well suited for many of these applications.

High Precision 3D and 2D Sensors

3D MRS Sensors

We sell 3D MRS-enabled sensor subsystems to KLA for use in its semiconductor back-end packaging inspection systems. We also have an agreement to supply Nordson-YESTECH with 3D MRS sensor subsystems for its 3D AOI inspection equipment serving the SMT market. We are currently demonstrating our next generation ultra-high resolution 3-micron pixel 3D NanoResolution MRS sensor to OEMs, system integrators and directly to semiconductor manufacturers, and we have received our first purchase orders for sales of sensors and subsystems based on this technology. We believe sales of 3D MRS-enabled sensors for advanced packaging inspection applications represent significant long-term growth opportunities. We estimate that the total available market for sales of our 3D MRS sensors to manufacturers of semiconductor inspection and metrology equipment for the advanced packaging market was approximately $50 million in 2019, and will grow to approximately $110 million in 2023.

SMT Electronic Assembly Alignment Sensors

The vast majority of our SMT electronic assembly alignment sensors are sold on an OEM basis to Juki Corporation, Kulicke & Soffa Industries, Inc. and ASM Pacific Technology Ltd. for integration into DEK brand equipment serving the SMT circuit board assembly market. Viscom AG purchases our SPI sensors on an OEM basis for integration into their SPI inspection equipment.

Inspection and Metrology Systems

We sell our AOI and SPI inspection and metrology systems to many of the leading SMT electronic assembly circuit board manufacturers, end-user customers manufacturing their own circuit boards, semiconductor manufacturers and OSAT companies. Manufacturers of DRAM and Flash Memory use our inspection system products to inspect assembly of their memory modules. Sales of AOI systems account for roughly two-thirds of the approximately $800 million total annual SPI and AOI SMT inspection systems market, with 3D AOI representing the fastest growing segment of this market. We estimate that the total available market for sales of 3D AOI systems to the SMT inspection systems and metrology markets was approximately $200 million in 2019, and will grow to approximately $1.3 billion by 2024. The markets for 2D and 3D semiconductor wafer and advanced packaging inspection and metrology equipment totals approximately $500 million per year.

The total available market for general industrial metrology equipment is very large, diverse and growing. Our 3D scanning and metrology services scan, model and inspect objects of all sizes and complexity for customers who do not have their own scanning and metrology equipment.

Semiconductor Sensors

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

Export Sales and Significant Customers

Export sales totaled $44.8 million or 76% of our total sales in 2019, compared to $46.4 million or 72% of our total sales in 2018. Export sales represent a large percentage of our total sales because a large portion of electronics assembly and semiconductor production occurs outside the United States. In addition, a significant portion of our export sales include high precision 3D and 2D sensors sold to OEM customers located in Europe and Asia. See Note 12 to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for information regarding the percentage of total sales revenue represented by total export sales (sales of products into countries other than the United States, including sales delivered through distributors) by location during the past two years. Most of our international export sales are negotiated, invoiced and paid in U.S. dollars. We manufacture our inspection system products in Singapore and a portion of our raw material purchases are denominated in Singapore dollars. We also have R&D and sales personnel located in Singapore and sales offices located in other parts of the world. Although currency fluctuations do not significantly affect our revenue, they can impact our costs and influence the price competitiveness of our products and the willingness of existing and potential customers to purchase our products.

No customer accounted for more than 10% of revenue in 2019.

Sales and Marketing

We market our products by offering on-site demonstrations and evaluations, through appearances at industry trade shows, advertising in industry journals, articles published in industry and technical journals and on the Internet. We support our sales efforts by utilizing internet-based search engine marketing programs to generate leads from prospects who have expressed interest in obtaining the types of products and services that we offer.

High Precision 3D and 2D Sensors

Our high precision 3D and 2D sensors are sold in most countries to OEMs, system integrators and manufacturers by direct sales personnel located in Minnesota and Asia. Some of the global channel partners for our semiconductor products also market our high precision 3D MRS sensors to semiconductor manufacturers and system integrators.

Inspection and Metrology Systems

Our AOI and SPI inspection and metrology system products are sold in most countries. Sales of these products are more heavily concentrated in Asia where a significant portion of the worldwide production capacity for circuit board assembly and semiconductor manufacturing occurs. Our sales of AOI and SPI systems are sold by direct sales personnel located in Singapore, as well as in the United Kingdom, the United States and China and through independent sales representatives and distributors. Our sales and service office in the United Kingdom serves the European market and we have sales and service team members based in the United States and Mexico to serve the Americas market. We have sales and service offices in China and Singapore to serve the markets for SMT and semiconductor inspection and metrology equipment in Asia. We have agreements with 43 independent sales representatives and distributors, which focus on sales and service of our AOI and SPI inspection and metrology system products to end-user customers. These agreements cover North and South America (14), Europe (16) and China and Asia-Pacific (13). We sell our general industrial metrology products and services to end-user customers mainly through a direct sales staff located in Minnesota.

Semiconductor Sensors

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

Backlog and Seasonality

Product backlog was $17.7 million at December 31, 2019, $13.6 million at December 31, 2018 and $11.4 million at December 31, 2017. Product backlog at September 30, 2019 was $14.4 million. Our products are typically shipped two weeks to two months after the receipt of an order. Sales of some inspection and metrology system products may require customer acceptance due to performance or other acceptance criteria included in the terms of sale. For these product sales, revenue is recognized at the time of customer acceptance. Although our business is generally not of a highly seasonal nature, sales may vary based on the capital procurement practices in the SMT and semiconductor fabrication industries. However, we are not able to quantify with any level of precision the impact of these practices on our sales in any given quarterly period, and any seasonal cyclicality is often masked by more dramatic changes in demand caused by the normal volatility in electronics and semiconductor markets that are associated with changes in the economy. Our scheduled backlog at any time may vary significantly based on the timing of orders from OEM customers. Our order backlog at December 31, 2019 and September 30, 2019 includes a significant order for 3D MRS sensors from an existing OEM customer that are scheduled for delivery in the next 18 months. Accordingly, backlog may not be an accurate indicator of performance in the future.

Research and Development

We differentiate our products primarily on the basis of innovative and proprietary technology and on our ability to combine several different technologies to address industry and customer needs. In addition, we actively seek ongoing strategic customer relationships with leading product innovators in existing and new markets. We actively investigate the needs of, and seek input from, these customers to facilitate the adoption of current innovative technologies and to identify opportunities to improve manufacturing processes.

We commit substantial resources to the development of important next-generation technologies that, we believe, will position us to be a global technology leader in high precision 3D sensors and capture additional market share in our key markets of SMT and semiconductor inspection and metrology. We maintain our commitment to research and development and product development even during periods when strong demand in the markets for our products does not exist. During the past two years, research and development efforts have been focused on a number of activities that are critical to our future growth and success, including the following:

•

Our next generation ultra-high resolution three-micron pixel 3D NanoResolution MRS sensor is capable of measuring feature sizes down to 25 microns accurately and at high speeds. We are targeting one micron, three-sigma accuracy, at speeds that would inspect more than 25 300-millimeter wafers in an hour. The 3D NanoResolution MRS sensor is suitable for many semiconductor wafer level and advanced packaging inspection and metrology applications. We have adapted the system software used in our SQ3000™ Multi-Function inspection and measurement machines to work with wafer handling equipment to facilitate sales of our NanoResolution sensor to OEMs and system integrators.

•	Additional new MRS sensors for semiconductor back-end component inspection and metrology, in-line CPU socket metrology and advanced packaging and wafer level inspection and metrology applications.

•	Our next generation MRS-enabled MX3000 AOI system for 3D inspection of memory modules following the singulation step of the manufacturing process. The MX3000 utilizes our MRS sensor technology, SQ3000 system software and Ai2 software. We expect to recognize our first revenue from the sale of the MX3000 in the first quarter of 2020.

•

We have continued to advance our SQ3000™ Multi-Function inspection and measurement machines, the SQ3000 and SQ3000™ 3D CMM, for 3D AOI, SPI and CMM applications, which are designed to expand our presence in markets requiring high precision inspection and metrology. Improvements include faster programming time and more software features to support new applications. We believe there are a growing number of sales opportunities for our SQ3000™ Multi-Function inspection and measurement machines in the markets for 3D AOI of complex circuit boards and semiconductor inspection and metrology, particularly for advanced packaging applications.

•

Development of new semiconductor products, including new applications for our WaferSense® family of products. We recently launched a new In-Line Particle Sensor™ (IPS™) with CyberSpectrum software to detect particles in gas and vacuum lines 24/7 in semiconductor process equipment. The IPS™ is particularly relevant for EUV lithography tools where the ability to monitor particles in-line can significantly improve EUV lithography tool yield and productivity. We also recently launched the new WaferSense® 300mm Auto Resistance Sensor (ARS) with CyberSpectrum software that enables real-time resistance measurements of plating cell contacts in semiconductor ECD applications. The ARS quickly identifies and monitors resistance measurements with 50 separate pads around the perimeter utilizing a Kelvin sensing (4-wire resistance) method to detect residue affecting plating pins. Other new WaferSense® products are currently under development.

Research and development expenses were $9.4 million or 16% of revenue in 2019 and $8.8 million or 14% of revenue in 2018. Research and development expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. Research and development resource utilization is centrally managed based on market opportunities and the status of individual projects.

Manufacturing

All of our high precision 3D and 2D sensors and semiconductor sensors are assembled at our Minneapolis, Minnesota headquarters facility. Our inspection and metrology systems, including the SQ3000 and SQ3000™ 3D CMM products, are assembled in Singapore. We rely on third party automation suppliers to provide the material handling platforms for our 2D MX600 and 3D MX3000 system products. Much of our product manufacturing, which is primarily circuit board manufacturing, lens manufacturing and metal parts production, is performed by outside contractors. Our production personnel inspect incoming parts, perform final assembly, calibrate and perform final quality control testing of finished products. We have elected not to make the capital investments necessary for complete internal manufacturing of our products.

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

Accordingly, an interruption in a supply relationship or reduced production capacity experienced by one or more of such contractors could result in the inability to deliver one or more of our products for a period of several months. To help prevent delays in the shipment of our products, we maintain in inventory, or on scheduled delivery from suppliers, components that we believe will be sufficient to meet forecasted demand, often times for a minimum of six months or longer.

Competition

We face competition from a number of companies in the machine vision, image processing and inspection and metrology systems markets, many of which are larger and have greater financial resources than we do. However, we believe our current and planned products offer advantages from competing products in terms of price and suitability for specific applications.

High Precision 3D and 2D Sensors

Our high precision 3D and 2D sensors mainly compete with the sensors and vision systems developed by OEMs using their own design employees for incorporation into their products. Some of the competitors in the market for AOI and SPI inspection equipment serving the SMT market rely on 3D sensors manufactured by Keyence Corporation. We believe the advantages offered by our 3D MRS sensor technology and SQ system software allow our customers, including OEMs and system integrators, to compete favorably in the markets for SMT inspection equipment and semiconductor back-end, wafer level and advanced packaging inspection and metrology.

Our SMT electronic assembly alignment sensor products compete with vision (camera and software-based) systems and component libraries available from Cognex Corporation and others. Although advances in vision systems have reduced some of the advantages of our SMT electronic assembly alignment sensor products in some configurations, we continue to believe that our sensors compete favorably based on our ability to custom design products with stringent physical form requirements, speed, flexibility, low cost and ease of use.

Inspection and Metrology Systems

The primary competition for sales of our AOI and SPI inspection and metrology system products has been from Korean-based companies, including Koh Young Technology, MirTec Ltd., and PARMI Co. Ltd. We also compete with Taiwanese-based Test Research, Inc. and German-based Viscom AG, among others. In our view, the 3D MRS sensor technology, system software and Ai2 software used in our SQ3000™ Multi-Function inspection and measurement machines differentiate our products from competing products and that our products compete effectively in the SMT inspection systems and metrology markets based on cost, ease of use and the low rate of false calls. We also believe that our SQ3000™ Multi-Function inspection and measurement machines, enabled by our proprietary MRS technology, 3D fusing algorithms and precision optics, offer advantages over competing products and will allow us to gain market share based on our ability to offer microscopic quality images at fast production line speeds.

The markets for semiconductor wafer and advanced packaging inspection and metrology equipment are fragmented. Our competitors in the markets for semiconductor wafer level and advanced packaging inspection and metrology equipment include, among others, Camtek, Inc., Unity SC, Utechzone Co. Ltd. and Onto Innovation, Inc.

The multi-billion dollar market for 3D scanning and metrology products is highly fragmented. The primary competition for the various metrology products and solutions we sell include coordinate-measuring machines sold by Hexagon, Zeiss and others, and assorted other 3D measurement products offering varying combinations of speed and accuracy. The market for 3D scanning and metrology services is dominated by small regional market participants.

Semiconductor Sensors

We believe our semiconductor sensors, primarily consisting of our WaferSense family of products, are unique to the marketplace and mainly face competition from the manual techniques currently used by most customers to monitor their semiconductor fabrication or flat panel display manufacturing equipment. For some WaferSense applications, there are other products available in the marketplace that are capable of monitoring semiconductor fabrication equipment, but these competing solutions are typically not wireless or fully automated like our WaferSense products. We believe that our WaferSense products provide more reliable and accurate measurements than the manual techniques currently in use or other solutions currently available in the marketplace. In a semiconductor fabrication environment, we believe that our WaferSense products save significant time because the user is not required to break down process equipment, or pressurize a vacuum chamber, which improves tool up-time, through-put and process yield.

Employees

As of December 31, 2019, we had 173 full-time employees worldwide, including 40 in sales, marketing and customer support, 53 in manufacturing, purchasing and production operations, 63 in engineering, research and development, and 17 in finance, administration and information services. Of these employees, 104 are located at our corporate headquarters in Minneapolis, Minnesota and 69 are located in other offices (6 in other states throughout the U.S., 5 in the United Kingdom, 44 in Singapore, 6 in China, 3 in Taiwan, 2 in Mexico, 1 in Malaysia, 1 in Japan and 1 in Korea). Although we have been successful in attracting and retaining qualified technical personnel, there is an ongoing need for more employees with advanced degrees and training in mathematics, optical physics and other key disciplines. There can be no assurance that we will be able to successfully retain or recruit qualified technical personnel in the future. None of our employees are covered by collective bargaining agreements or are members of a union.

Proprietary Protection

We rely on the technical expertise and know-how of our personnel and trade secret protection, as well as on patents, to maintain our competitive position. We attempt to protect intellectual property by restricting access to proprietary methods by a combination of technical and internal security measures. In addition, we make use of non-disclosure agreements with customers, consultants, suppliers and employees. Nevertheless, there can be no assurance that any of the above measures will be adequate to protect our proprietary technology, and it is possible that any of our products could be duplicated by other companies in the same markets in which we participate.

We hold 50 patents (27 U.S. and 23 foreign) on a number of technologies, including the technologies used in our SQ3000™ Multi-Function inspection and measurement machines for AOI, SPI and CMM applications; other SMT inspection systems; MRS™ high-precision 3D sensors; SMT electronic assembly alignment sensors, SIM sensors and semiconductor sensors, primarily consisting of our WaferSense® wireless measurement devices; and other products. In addition, we have 30 pending patents (10 U.S. and 20 foreign). We protect the proprietary nature of our software primarily through copyright and license agreements, and also through close integration with our hardware offerings. We utilize 31 registered trademarks (13 U.S. and 18 foreign) and have 1 U.S. trademark registration pending. We also have 13 domain names and several common law trademarks. It is our policy to protect the proprietary nature of our new product developments whenever they are likely to become significant sources of revenue. No guarantee can be given that we will be able to obtain patent or other protection for other products.

As the number of our products increases and the functionality of those products expands, we may become increasingly subject to attempts to duplicate our proprietary technology. As a result, we may be required to bring patent infringement lawsuits against parties that have duplicated our proprietary technology. We periodically receive communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of these third parties or others. These claims of infringement may lead to protracted and costly litigation, which could require us to pay substantial damages or have the sale of our products stopped by an injunction. Infringement lawsuits or claims could also cause product delays, require us to redesign our products, hinder our ability to sell our products, or make the sale of these products more expensive. In addition, although we do not believe that any of our products infringe the rights of others, there can be no assurance that third parties will not assert infringement claims in the future or that any such assertion will not require us to enter into a royalty arrangement or result in litigation.

Government Regulation

Our business is subject to many foreign, federal, state and local legal and regulatory requirements, including among others those related to securities, employment, international trade, anticorruption, health, safety and the environment. Significant costs may arise from these requirements, or from new, modified or more stringent requirements, which could affect our operations and competitive position.

ITEM 1A. RISK FACTORS

Our operations are subject to a number of risks and uncertainties that may affect our financial results, and the accuracy of the forward looking statements we make in this Annual Report on Form 10-K. We make statements regarding anticipated product introductions and performance, changes in markets, customers and customer order rates, expenditures in research and development, growth in revenue and improvement in gross profit margins and profits, taxation levels, the effects of product pricing, and competition, all of which represent our expectations and beliefs about future events. Our actual results may vary from these expectations because of a number of factors that affect our business. The most important of these factors include the following:

•	The markets for capital equipment in the SMT and semiconductor industries in which we operate are cyclical, and market downturns have occurred, such as the industry-wide slowdown in demand for SMT and semiconductor capital equipment that we experienced in 2019. We operate in cyclical markets – the SMT and semiconductor capital equipment markets – that periodically adjust independent of global economic conditions. For example, sluggish conditions in the markets for SMT and semiconductor capital equipment emerged late in the fourth quarter of 2018 and continued through the third quarter of 2019. In the past, we have not been able to predict with accuracy the timing or magnitude of periodic downturns in these markets. Some of these downturns have severely affected our operations and generated several years of unprofitable operations. Ultimately, we have difficulty determining the duration or severity of any market downturns, the strength of any subsequent recoveries, and the long-term impact that economic conditions may have on our business.

•

We have recently introduced or are in the process of introducing a number of products based upon our 3D MRS technology, the failure of new products employing this technology to achieve acceptance in the marketplace would materially adversely affect our future anticipated operating results. We have incorporated our MRS technology into various products, including our next generation ultra-high resolution 3-micron pixel 3D NanoResolution MRS sensor, other 3D MRS sensor offerings and SQ3000™ Multi-Function inspection and measurement machines. We also expect to use this technology in other new products, including next generation sensors and systems for semiconductor back-end, wafer level and advanced packaging inspection and metrology applications. If the products we have introduced or are about to introduce based upon the MRS technology do not operate up to specifications, if the market otherwise does not find these products attractive, or if we are unable to efficiently identify new customers and new applications for these products given our current sales channels, our operating results for 2020 and longer-term growth in revenue and operating results would be materially adversely affected.

•

Our business has been and will continue to be significantly impacted by the global economy and uncertainty in the outlook for the global economy makes it more likely that our actual results will differ materially from expectations. Economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities, and negatively impacting our operating results. Economic instability or uncertainty could cause tightening of credit in financial markets, may lead consumers and businesses to postpone spending, and may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers, distributors or customers could result in product delays, increased accounts receivable defaults and inventory challenges. The OEMs, system integrators and equipment manufacturers that purchase our sensors, and the semiconductor and SMT manufacturers that purchase our WaferSense® and inspection and metrology system products, are largely dependent on continued demand for consumer and commercial electronics, including smartphones, tablets and computers. Demand for electronics is a function of the health of the economies in the United States and around the world. Sales of our general purpose metrology products and services are also dependent upon the health of the global economy and the competitiveness of the end products manufactured by the customers we serve. Our results would be adversely affected in the future if these economies were to experience recessions, or if the products manufactured by our end customers are not successful in the marketplace.

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

•	The recent coronavirus outbreak may negatively affect our operations, including our revenue and profitability. Our operations and markets, including the SMT and semiconductor capital equipment markets, could be negatively affected by the recent coronavirus outbreak. Economies and commerce in countries such as China, Korea, Singapore and Japan in which we do business, have been or could be, negatively impacted by the recent coronavirus outbreak. Travel patterns and accessibility to customers and suppliers in these countries have been negatively affected. Recently, large semiconductor industry trade shows in Asia have been canceled. China, which has historically been a large purchaser of semiconductor capital equipment, has been particularly hard hit by the coronavirus outbreak. Our results would be adversely affected if these or other economies were to experience recessions, if our global supply chains were to become disrupted, or if our customers were to stop or reduce purchases of our products due to the coronavirus outbreak.

13

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

•	Our operating results have varied, and will likely continue to vary significantly, from quarter to quarter. Our quarterly operating results have varied in the past and will likely continue to vary significantly from quarter to quarter. Some of the factors that may influence our operating results include the following: changes in customer demand for our sensors, inspection and metrology systems, which is influenced by economic conditions in our markets and the overall health of the global economy; demand for products that use circuit boards and semiconductors; market acceptance of our products and those that have integrated our 3D MRS sensors into their product offerings, including OEM's and system integrators; competition; seasonal variations in customer demand; the timing, cancellation or delay of customer orders, particularly our 3D MRS-enabled SQ3000™ Multi-Function inspection and measurement machines, 3D MRS-enabled MX3000 and 2D MX600 memory module inspection systems; the timing of product shipments and related customer acceptances; and product development and other costs, including increased research, development, engineering and marketing expenses associated with our introduction of new products and product enhancements, and ongoing sales and marketing activities.

•

Sales of sensors to five OEM customers constituted 19% of our revenues in 2019, and the loss of any of these customers could have a materially adverse impact on our results of operations. If the order rates from these five OEM customers are negatively impacted by global economic events or competitive factors, if they choose sensors manufactured by other suppliers, or otherwise terminate their relationships with us, our results of operations could be adversely affected.

•	We generate over 70% of our revenue from export sales that are subject to risks of international operations. Our export sales are subject to many of the risks of international operations, including:

•	currency controls and fluctuations in currency exchange rates;

•	changes in local market business requirements and increased cost and development time required to modify and translate our products for local markets;

•	inability to recruit qualified personnel in a specific country or region;

•	difficulty in establishing and maintaining relationships with local vendors;

•	differing foreign technical standards;

•	differing regulatory requirements;

•	export restrictions and controls, tariffs and other trade barriers;

•	reduced protection for intellectual property rights;

•	changes in political and economic conditions;

•	potentially adverse tax assessments; and

•	terrorism, pandemics or other events that may affect local economies and our access to markets outside the U.S.

•

Our development and assembly operations in Singapore, and our sales operations in Asia and Europe, are subject to unique risks because of the remote nature of the operations. Our Singapore development and manufacturing operations, and our Asian and European sales operations, present a number of risks. These risks relate to the retention of personnel, management of product development and operations, management and access to customer and distributor interactions, control over administrative and business processes, regulatory and legal issues and other matters relating to foreign operations. Our financial performance, ability to serve our customers and ability to manufacture and sell products in Asia and Europe could be negatively impacted if we are unable to retain our Asian and European based employees, if it costs more than expected to retain these employees or hire other experienced employees in a timely manner, if we are unable to manage these employees appropriately, or if we are unable to locate suitable sources of components for our products manufactured in Asia.

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

•

Our products could become obsolete. Our current products, as well as the products we have under development, are designed to operate with the technology that we believe currently exists or may exist for electronic components, printed circuit boards, memory modules and semiconductor manufacturing markets, including semiconductor back-end, wafer level and advanced packaging inspection and metrology applications. The products we develop to meet customer needs and requirements are subject to rapid technological change and, because it takes considerable time to develop new products, we must anticipate industry trends, as well as technological developments, in order to effectively compete. Further, because we do not have unlimited development resources, we might choose to forgo the pursuit of what becomes a leading technology or market and devote our resources to technologies and markets that are less successful. If we incorrectly anticipate technology developments or market trends, or have inadequate resources to develop our products to deal with changes in technology and markets, our products could become obsolete, and our future revenue and operating results would be negatively impacted.

•

The market for most surface mount capital equipment has become more mature and price competitive. The electronics capital equipment market for surface mount technologies is becoming more mature, resulting in increased price pressure on suppliers of this type of equipment. Consequently, our SMT inspection systems and SMT electronic assembly alignment sensor products have become subject to increased levels of price competition and competition from other suppliers, which may or may not utilize different technology, including lower cost Asian based suppliers.

•

The market for 3D AOI equipment for printed circuit board inspection has become more price competitive, which has negatively impacted our margins. Pricing for 3D AOI equipment for inspection of printed circuit boards with less demanding features and complexity has become more competitive, resulting in increased price pressure. In some instances, our SQ3000™ Multi-Function inspection and measurement machines compete in the marketplace for inspection of printed circuit boards in which the inspection requirements are less complex and stringent. In this segment of the market, we have experienced competitive pressures that have reduced the sales prices, which in turn has negatively impacted our revenue and gross margins. If this level of competition were to increase in the future, our revenue and gross margins would be negatively impacted.

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

•	Our ability to compete in the markets for our products is dependent upon our ability to recruit new capable channel partners and direct sales employees and the sales skills of our channel partners and employees. In order to generate significant incremental revenue in the future, we need to expand and enhance our sales capabilities by recruiting new, high quality channel partners and sales employees. Our efforts to increase the size and capability of our direct sales team and channel partners will increase our cost structure. If we are unable to successfully improve our direct sales team and sales channel, our future sales will be negatively impacted, and we will not obtain an adequate return on the increase in our cost structure, including obtaining an adequate return on our investment in research and development. To the extent our competitors have relationships with stronger channel partners, it may be difficult for us to achieve significant incremental revenue, even if our products are technologically superior.

•	Competitors in Asia may be able to compete favorably with us based on lower production and employee costs, greater financial resources and larger sales distribution networks. We compete with large multinational companies when selling our inspection and metrology system products. These competitors are able to take advantage of greater financial resources and larger sales distribution networks. We also compete with new Asian based suppliers, many of which may have lower overall production and employee costs and are willing to offer their products at lower selling prices to customers.

15

•

We are exposed to credit risk through sales to our OEM customers and distributors of our inspection and metrology system products. We sell our products through key OEM customers, and usually have significant credit exposure with respect to these customers. In addition, we sell our inspection system and metrology products through a network of international distributors. These distributors tend to be small and have limited financial resources and access to capital. Although these distributors do not hold our products in inventory for re-sale, we are exposed to credit risk and would incur losses if they are unable to pay for the products they have purchased from us.

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

•

We may fail to adequately protect our intellectual property and therefore lose our competitive advantage. Our future success and competitive position depend in part upon our ability to obtain and maintain proprietary technology for our principal product families, and we rely, in part, on patent and trade secret law and confidentiality agreements to protect that technology. If we fail to adequately protect our intellectual property, our competitors may be able to duplicate and enhance the products we have developed. We own or have licensed a number of patents, and have filed applications for additional patents. Any of our pending patent applications may be rejected, and we may be unable to develop additional proprietary technology that is patentable in the future. In addition, the patents that we do own or that have been issued or licensed to us may not provide us with competitive advantages and may be challenged by third parties. Further, third parties may also design around these patents. In addition to patent protection, we rely upon trade secret protection for our confidential and proprietary information and technology. We routinely enter into confidentiality agreements with our employees and other third parties. Even though these agreements are in place, there can be no assurance that trade secrets and proprietary information will not be disclosed, that others will not independently develop technology substantially equivalent to our proprietary technology or otherwise gain access to our trade secrets, or that we can fully protect our trade secrets and proprietary information. Violations by others of our confidentiality agreements and the loss of employees who have specialized knowledge and expertise could harm our competitive position and cause our sales and operating results to decline as a result of increased competition. Our failure to obtain or maintain trade secret protection might adversely affect our ability to continue our research or bring products to market.

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

16

•

We have significant deferred tax assets recorded on our balance sheet, and our ability to utilize these deferred tax assets is dependent on our ability to generate sufficient profits in future periods. A change in income tax laws or a further reduction in income tax rates in the future could require us to write-down the value of our deferred tax assets. The amount of any write-down could be large and may result in a significant charge against future earnings. Our ability to utilize our deferred tax assets and realize their value is dependent upon our ability to generate sufficient levels of profitability and taxable income in future periods. If we do not generate sufficient profits and taxable income in future periods, we most likely would be required to record a valuation allowance against our deferred tax assets, resulting in a significant charge against earnings.

•

Our stock price is highly volatile. The trading price of our common stock fluctuates significantly in response to, among other risks, the risks described elsewhere in this Annual Report on Form 10-K, as well as:

•	conditions or trends in the industry in which we operate;

•	quarterly variations in our operating results;

•	fluctuations in the stock market in general and market prices for the stock of companies that provide sensing technology solutions and inspection and measurement systems in particular;

•	changes in financial estimates by us or securities analysts and recommendations by securities analysts;

•	changes in capital structure, including issuance of additional debt or equity to the public; and

•	transactions in our common stock by major investors and certain analyst reports, news and speculation.

•

The absence of significant market liquidity in our common stock could impact the ability of our shareholders to purchase and sell larger blocks, the attractiveness of our stock to institutional shareholders, and the market value of our common stock. There were 7,154,591 shares of our common stock outstanding as of December 31, 2019. Although our common stock is traded in the NASDAQ Stock Market, in part because of the number of shares we have outstanding and available for trading, the daily trading volume in our stock is low, averaging less than 60,000 shares per day. Shareholders wishing to purchase or sell larger blocks of stock may not be able to do so quickly, and disposal by any shareholder of a significant block of stock could adversely affect the sale price in the marketplace. Further, institutional investors often have policies against investment in stock that is illiquid, and many institutional investors may elect not to purchase or hold our stock because of the inability to dispose of it. Lack of institutional interest in our common stock can negatively impact its market price and liquidity.

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

•

We are dependent on several key employees, including Dr. Subodh Kulkarni, our President and Chief Executive Officer, for new product innovation and much of the sales, marketing and business development activity related to our products (especially our MRS sensors). These key employees perform a critical role for us with respect to product strategy and new product development. Also, they have been instrumental in development and expansion of our relationships with key OEM customers and system integrators, including KLA, Nordson-YESTECH and others. If the employment of Dr. Kulkarni and other key employees with CyberOptics were to end for any reason, our ability to develop innovative products and achieve sustained long-term revenue growth may be negatively impacted.

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

We lease a 19,805 square foot mixed office and warehouse facility in Singapore that serves as a sales, development and final assembly and integration facility for our inspection and metrology system products. Our lease for the Singapore facility expires on July 24, 2023.

As of December 31, 2019, we also have operating leases for facilities in the United Kingdom and China, which expire in May 2023 and November 2020, respectively.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material pending or threatened legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the trading symbol "CYBE".

As of February 29, 2020, there were approximately 200 holders of record of our common stock and approximately 3,000 beneficial holders. We have never paid a dividend on our common stock. Dividends are payable at the discretion of the Board of Directors out of funds legally available. Our Board has no current intention of paying dividends.

In July 2019, our Board of Directors authorized a $3.0 million share repurchase program. Our common stock may be acquired from time to time in open market transactions, block purchases and other transactions complying with the Securities and Exchange Commission's Rule 10b-18. There were no share repurchases under this program in the three months ended December 31, 2019. In the twelve months ended December 31, 2019, we spent $353,000 to repurchase 25,985 shares of our common stock. The share repurchase program will terminate on June 30, 2020. We also withhold common shares to cover employee tax withholding obligations upon the vesting of restricted stock units and stock option exercises. In the three and twelve months ended December 31, 2019, we withheld 3,944 shares to satisfy employee tax withholding requirements of $67,464.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global developer and manufacturer of high precision 3D sensors and system products for inspection and metrology. We also develop and manufacture our WaferSense® products, a family of wireless, wafer-shaped sensors that provide measurements of critical factors in the semiconductor fabrication process. We intend to leverage our sensor technologies in the surface mount technology (SMT) and semiconductor industries to deliver profitable growth. A key element of our strategy is the continued development and sale of high precision 3D sensors and system products based on our proprietary Multi-Reflection Suppression (MRS) technology. We believe that our MRS technology is a breakthrough 3D optical technology for high-end inspection and metrology with the potential to significantly expand our markets. Another key element in our strategy is the continued development and introduction of new sensor applications for our WaferSense® family of products.

Our operating results in 2019 were affected by the cyclical, industry-wide slowdown in demand for SMT and semiconductor capital equipment as well as uncertainty surrounding the global trade environment. We believe the three months ended September 30, 2019 marked the trough of the downturn in the SMT and semiconductor capital equipment markets, and that industry conditions have started to strengthen. Over the longer-term (i.e., the next several years), we expect a growing number of opportunities in the markets for SMT and semiconductor inspection and metrology. We believe that our 3D MRS-enabled sensor and system products and our WaferSense® family products have the potential to expand our presence in the markets for SMT and semiconductor capital equipment.

Manufacturing yield challenges as electronics and semiconductors become more complex are driving the need for more precise inspection and metrology. We believe 3D inspection and metrology represent high-growth segments in both the SMT and semiconductor capital equipment markets. We believe our 3D MRS technology platform is well suited for many applications in these markets, particularly with respect to complex circuit boards and semiconductor wafer level and advanced packaging inspection and metrology applications. We are taking advantage of current market trends by deploying our 3D MRS sensor technology in the following products:

•

Our SQ3000™ Multi-Function inspection and measurement machines (the SQ3000 and SQ3000™ 3D CMM) for Automated Optical Inspection (AOI), Solder Paste Inspection (SPI) and coordinate measurement (CMM) applications, which are designed to expand our presence in markets requiring high precision inspection and metrology. In these markets, identifying defects has become highly challenging and critical due to smaller semiconductor and electronics packaging and increasing component density on circuit boards. We believe our 3D MRS sensor technology is uniquely suited for many of these applications because of its ability to offer microscopic image quality and superior measurement performance at production line speeds.

•

Our next generation MX3000 AOI system for 3D inspection of memory modules following the singulation step of the manufacturing process. We expect to recognize our first revenue from the sale of the MX3000 in the first quarter of 2020.

•	Our next generation ultra-high resolution three micron pixel 3D NanoResolution MRS sensor, which is capable of measuring feature sizes down to 25 microns accurately and at high speeds, and is suitable for many semiconductor wafer level and advanced packaging inspection and metrology applications. We are targeting one micron, three-sigma accuracy, at speeds that would inspect more than 25 300-millimeter wafers in an hour. We believe sales of 3D MRS-enabled sensors and systems for semiconductor wafer level and advanced packaging inspection and metrology applications represent compelling long-term growth opportunities. We have adapted the software used in our SQ3000™ Multi-Function systems to work with wafer handling equipment to facilitate sales of our 3D NanoResolution MRS sensor to OEM's and system integrators.

Despite the difficult conditions in the markets for SMT and semiconductor capital equipment, revenue from our MRS based products, including 3D AOI systems and high precision 3D MRS sensors, increased by $2.8 million or 13% to $23.9 million in 2019, from $21.1 million in 2018. We believe we will continue to increase sales of products based on our MRS technology in the SMT and semiconductor capital equipment markets. In particular, we believe inspection and metrology for semiconductor wafer level and advanced packaging applications represent significant long-term growth opportunities. We anticipate increasing sales of MRS-based products by reaching new OEM customers and system integrators, and by expanding direct sales to end-user customers.

We have continued to invest in our WaferSense® family of products, because fabricators of semiconductors and other customers view these products as valuable tools for improving yields and productivity. We have recently introduced several new WaferSense® products to further enhance our revenue growth prospects. The In-Line Particle Sensor™ (IPS™) detects particles in gas and vacuum lines in semiconductor process equipment, and is particularly relevant for EUV lithography tools where the ability to monitor particles in-line can significantly improve tool yield and productivity. The WaferSense® 300mm Auto Resistance Sensor (ARS) enables real-time resistance measurements of plating cell contacts in semiconductor Electrochemical Deposition (ECD) applications. The WaferSense® Auto Vibration and Leveling Sensor (AVLS3) with a thickness of 3.5mm can travel to most locations and tools within a semiconductor fabrication facility where a real semiconductor wafer travels. The AVLS3 collects and displays both vibration and leveling data simultaneously for fast equipment set-up, alignment and real-time equipment diagnostics. Strong future sales growth is anticipated for the WaferSense® family of products.

Our backlog was $17.7 million at December 31, 2019, an increase from $14.4 million at September 30, 2019, and $13.6 million at December 31, 2018. The order backlog at December 31, 2019 and September 30, 2019 includes a significant order for 3D MRS sensors from an existing OEM customer that is scheduled for delivery in the next 18 months. We are forecasting sales of $15.0 to $16.5 million for the first quarter of 2020. We believe that demand in the SMT and semiconductor capital equipment markets will continue to strengthen through 2020. However, a prolonged coronavirus epidemic or an increase in severity of the current outbreak could cause a slow-down in demand for SMT and semiconductor capital equipment. We believe that anticipated sales growth of our 3D MRS-enabled products and WaferSense sensors should increase our revenues and net income in the future. We believe that we have the resources required to attain our growth objectives, given our available cash and marketable securities balances totaling $26.3 million at December 31, 2019.

Our ability to implement our strategy effectively is subject to numerous uncertainties and risks, including the risks identified in Item 1A of this Annual Report on Form 10-K.

Revenues

Our revenues decreased by 8% to $59.3 million in 2019, from $64.7 million in 2018, and increased by 21% to $64.7 million in 2018, from $53.3 million in 2017. The following table sets forth, for the years indicated, revenues by product line:

(In thousands)	2019	2018	2017
High precision 3D and 2D sensors	$12,579	$21,532	$17,079
Inspection and metrology systems	32,713	29,582	25,195
Semiconductor sensors	13,971	13,606	11,059
Total	$59,263	$64,720	$53,333

Revenues from sales of high precision 3D and 2D sensors decreased by $9.0 million or 42% to $12.6 million in 2019, from $21.5 million in 2018, and increased by $4.5 million or 26% to $21.5 million in 2018, from $17.1 million in 2017. Sales of 3D MRS sensors decreased by $1.8 million or 23% to $6.0 million in 2019, from $7.9 million in 2018, and increased by $3.5 million or 80% to $7.9 million in 2018, from $4.4 million in 2017. The revenue decrease in 2019 resulted from a reduction of purchases by OEM customers for high precision 3D and 2D sensors due to weak demand in the global SMT and semiconductor capital equipment markets. The revenue increase in 2018 primarily resulted from higher sales of 3D MRS-enabled sensors, reflecting higher adoption rates by our OEM customers for these products. Sales of 3D MRS-enabled sensors started to rebound in early 2020, reflecting improving conditions in the market for semiconductor capital equipment. We believe sales of older high precision 2D sensors will also rebound, but recovery may not happen until later in 2020. We believe sales of our 3D MRS enabled sensors, including our next generation ultra-high resolution 3D NanoResolution MRS sensor, will continue to grow in the future, and will represent an increasing percentage of our total high precision 3D and 2D sensor sales. Sales of high precision 3D and 2D sensors are prone to significant fluctuations, both sequentially and on a year-over-year basis, due to variations in market demand. Sales of high precision 3D and 2D sensors are dependent on the success of OEMs and system integrators selling products that incorporate our sensors.

Revenues from sales of inspection and metrology systems increased by $3.1 million or 11% to $32.7 million in 2019, from $29.6 million in 2018, and increased by $4.4 million or 17% to $29.6 million in 2018, from $25.2 million in 2017. Revenues from sales of inspection and metrology systems increased in 2019 and 2018 because higher sales of SQ3000™ Multi-Function inspection and measurement systems and 2D MX600 systems for memory module inspection were able to offset lower sales of legacy products. Sales of SQ3000™ Multi-Function systems increased by $4.6 million or 36% to $17.5 million in 2019, from $12.9 million in 2018, and increased by $3.4 million or 36% to $12.9 million in 2018, from $9.5 million in 2017. Sales of SQ3000™ Multi-Function systems increased in 2019, despite a global decline in spending for SMT and semiconductor capital equipment, because of the competitive advantages offered by our SQ3000™ Multi-Function system products, and because many companies are transitioning from 2D AOI to 3D AOI to meet the increasingly demanding product inspection and metrology requirements in the SMT and semiconductor markets. The market transition away from 2D AOI is expected to result in a 30% compound annual rate of growth in global sales of 3D AOI systems through 2024. Given these market dynamics and because of the competitive advantages inherent in our 3D MRS sensor technology, we anticipate sales of SQ3000™ Multi-Function systems will represent an increasing percentage of our total inspection and metrology system sales in the future. Sales of MX600 memory module inspection systems increased by $2.2 million to $3.3 million in 2019, from $1.1 million in 2018. There were no sales of MX600 memory module inspection systems in 2017. We recently received our first purchase order for our next generation 3D MRS enabled MX3000 memory module inspection system. This order, which is expected to become revenue in the first quarter of 2020, was made to a new memory customer. As a result, two of the world’s three largest memory manufacturers now use either our 2D MX600 or 3D MX3000 memory module inspection systems. We believe the potential market opportunity for the MX3000 system is significant.

Revenues from sales of semiconductor sensors, principally our WaferSense® line of products, increased by $365,000 or 3% to $14.0 million in 2019, from $13.6 million in 2018, and increased by $2.5 million or 23% to $13.6 million in 2018, from $11.1 million in 2017. Sales of semiconductor sensors increased slightly in 2019, despite a global decline in spending for semiconductor capital equipment. The sales increase in 2019 was due to incremental sales of WaferSense products in the first quarter of 2019 to Asian semiconductor manufacturing facilities commissioned in 2018, the growing acceptance of our WaferSense® products as important productivity enhancement tools by semiconductor manufacturers, and improved account penetration at major semiconductor manufacturers and capital equipment suppliers. The sales increase in 2018 was due to favorable conditions in the markets for semiconductor equipment and manufacturing, combined with the growing acceptance of our WaferSense® products in the marketplace and improved account penetration. Over the longer-term, we anticipate that the benefits from growing market awareness of our WaferSense products, improved account penetration at major semiconductor manufacturers and capital equipment suppliers and new product introductions will lead to additional WaferSense® product sales.

Export revenues totaled $44.8 million or 76% of our revenues in 2019, compared to $46.4 million or 72% of total revenues in 2018, and $38.0 million or 71% of total revenues in 2017. Export revenue as a percentage of total revenue was higher in 2019, when compared to 2018, primarily due to higher sales of SQ3000™ Multi-Function inspection and measurement systems, MX600 memory module inspection systems and semiconductor sensors. A higher proportion of these products are generally sold outside the United States as compared to our other products. There was no significant change in export revenue as a percentage of total revenue in 2018, when compared to 2017.

Cost of Revenues and Gross Margin

Cost of revenues decreased by $3.1 million or 9% to $33.0 million in 2019, and increased by $7.5 million or 26% to $36.1 million in 2018, from $28.6 million in 2017. Fluctuations in cost of revenues were primarily due to the corresponding fluctuations in revenue levels. Revenue mix also contributed to the changes in cost of revenues. Total revenue decreased by 8% in 2019 and increased by 21% in 2018. Items included in cost of revenues that fluctuate with the level of sales include raw materials, direct labor and factory overhead costs.

Total gross margin as a percentage of revenue was 44% in 2019, 44% in 2018, and 46% in 2017. There was no significant change in our total gross margin as a percentage of revenue in 2019, when compared to 2018. The decrease in gross margin percentage in 2018 compared to 2017, was mainly due to pricing pressures on 2D and 3D inspections systems sold into the broader SMT market, offset in part by a change in mix of products sold.

Our markets are highly price competitive, particularly in the electronics assembly and SMT markets. As a result, we have experienced continual pressure on our gross margins. We compensate for the pressure to reduce the price of our products by introducing new products with more features and improved performance and through manufacturing cost reduction programs. Sales of many products that we have recently introduced or are about to introduce, including our current and future MRS-enabled SQ3000™ Multi-Function inspection and measurement systems, next generation 3D MRS sensors and semiconductor sensors, primarily our WaferSense® line of products, have, or are expected to have, more favorable gross margins than many of our existing products. Our next generation 3D MRS-enabled sensor and system products are being designed for more complex and demanding inspection and metrology applications in the SMT and semiconductor markets, including wafer level and advanced packaging inspection and metrology. Sales prices and gross profit margins for these applications tend to be higher than margins for products sold in the broader SMT market. However, the gross margin percentage for our next generation 3D MRS enabled MX3000 AOI system for inspection of memory modules will be lower than our current total gross margin percentage due to the significant material handling and automation required for this product.

Operating Expenses

Research and development (R&D) expenses were $9.4 million or 16% of revenues in 2019, $8.8 million or 14% of revenues in 2018, and $8.0 million or 15% of revenues in 2017. The increase in R&D expenses in 2019 was the result of higher compensation costs for new and existing R&D employees, and expenses related to development of our next generation 3D NanoResolution MRS sensor, offset in part by lower bonus accruals for employees working in our R&D department. In 2018, the increase in R&D expenses was the result of higher compensation costs for new and existing R&D employees and bonus accruals for employees working in R&D. Current R&D expenditures are primarily focused on continued development of our next generation ultra-high resolution 3D NanoResolution MRS sensors and MX3000 memory module inspection systems, adaptation of the system software used in our SQ3000™ Multi-Function inspection and measurement machines to work with wafer handling equipment, and the continued development of new WaferSense® products. We also continue to enhance our SQ3000™ Multi-Function inspection and measurement machines and portfolio of 3D MRS sensor offerings.

Selling, general and administrative ("S,G&A") expenses were $16.0 million or 27% of revenues in 2019, $16.4 million or 25% of revenues in 2018, and $15.7 million or 29% of revenues in 2017. The increase in S,G&A expenses as a percentage of revenues in 2019 primarily reflected our lower revenue levels, offset in part by lower expense levels. The decrease in S,G&A expenses in 2019 was due to lower compensation costs resulting from employee departures and lower bonus accruals and sales commissions resulting from the declines in our revenues and financial performance. The increase in SG&A expenses in 2018 was due to higher bonus accruals and commissions paid to outside channel partners, resulting from increases in our sales and profitability, when compared to 2017. SG&A expenses in 2018 were decreased by a $159,000 reduction in our allowance for doubtful accounts, primarily resulting from collection of a receivable that was fully reserved for in a prior period. We do not expect further large reductions in our allowance for doubtful accounts in future periods.

Interest Income and Other

Interest income and other includes interest earned on investments and gains and losses associated with foreign currency transactions, primarily intercompany financing transactions associated with our subsidiaries in the United Kingdom, Singapore and China. We recognized losses from foreign currency transactions of $127,000 in 2019, compared to gains from foreign currency transactions of $72,000 in 2018.

Provision for Income Taxes

We recorded income tax expense of $386,000 in 2019, compared to income tax expense of $752,000 in 2018 . Our income tax expense in 2019 reflected an effective income tax rate of approximately 33%, which was negatively impacted by the Global Intangible Low-Taxed Income (GILTI) and an increase in our valuation allowance for deferred income taxes, offset by the favorable benefits from U.S. federal R&D tax credits and a non-cash benefit from completion of an audit of our income taxes in the Singapore tax jurisdiction. Our income tax expense in 2018 reflected an effective tax rate of approximately 21%, which was primarily impacted by the GILTI, offset by the favorable benefits from U.S. federal R&D tax credits and excess tax benefits from employee share-based compensation. On a recurring basis, our effective tax rate will be significantly impacted by the GILTI and U.S. federal R&D tax credits.

We have significant deferred tax assets as a result of temporary differences between the taxable income on our tax returns and U.S. GAAP income, R&D tax credit carry forwards and federal and state net operating loss carry forwards. A deferred tax asset generally represents future tax benefits to be received when temporary differences previously reported in our consolidated financial statements become deductible for income tax purposes, when net operating loss carry forwards could be applied against future taxable income, or when tax credit carry forwards are utilized on our tax returns. We assess the realizability of our deferred tax assets and the need for a valuation allowance based on the guidance provided in current financial accounting standards.

Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, our experience with loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, we first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions in which we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. Finally, we considered both our near-term and long-term financial outlook. After considering all available evidence (both positive and negative), we concluded that recognition of valuation allowances for substantially all of our U.S. and Singapore based deferred tax assets was not required at December 31, 2019 or December 31, 2018. The valuation allowance recorded against our deferred tax assets increased by $122,000 in 2019, primarily relating to an increase for U.S. federal R&D tax credits expiring in 2020.

We file income tax returns in the United States and various state and foreign jurisdictions. Our federal income tax returns for years after 2015 are still subject to examination by the Internal Revenue Service. We are no longer subject to state and local income tax examinations for years prior to 2015. The Inland Revenue Authority of Singapore recently completed a review of 2016 and 2015 income tax returns. The outcome of these audits did not have a significant impact on our financial position or results of operations.

 Liquidity and Capital Resources

Our cash and cash equivalents decreased by $3.4 million in 2019. Cash provided by operating activities of $2.1 million and proceeds of $7.8 million from maturities of marketable securities were more than offset by purchases of marketable securities totaling $12.0 million and purchases of fixed assets and payment of capitalized patent costs totaling $1.5 million. Our cash and cash equivalents fluctuate in part because of sales and maturities of marketable securities and investment of cash balances in marketable securities, and from other sources of cash. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity than cash balances alone. Combined balances of cash and marketable securities increased by $1.0 million to $26.3 million as of December 31, 2019, from $25.3 million as of December 31, 2018.

Operating activities provided $2.1 million of cash in 2019. The amount of cash provided by operations was favorably impacted by our net income of $774,000. Net income was affected by non-cash expenses totaling $5.2 million for depreciation and amortization, non-cash operating lease expense, provision for doubtful accounts, deferred taxes, non-cash losses from foreign currency transactions, share-based compensation costs, and various non-cash gains and losses. Changes in operating assets and liabilities providing cash included a decrease in prepaid expenses and other assets of $539,000. Changes in operating assets and liabilities using cash included an increase in accounts and trade notes receivable of $1.2 million, an increase in inventories of $439,000, a decrease in accounts payable of $1.5 million, a decrease in accrued expenses of $856,000 and a decrease in operating lease liabilities of $308,000. Prepaid expenses and other assets mainly decreased because deposits previously paid to a key supplier of materials were used to purchase inventories. Accounts and trade notes receivable increased due to slower collection of accounts receivable. Sales of inspection and metrology systems, which typically have longer collection periods than sales of our sensor products, were higher in the later half of 2019, when compared to the later half of 2018. The increase in inventories was due to the purchase of materials to support the launch of new products, including our ultra-high resolution 3D NanoResolution MRS sensor and 3D MX3000 AOI system for inspection of memory modules. Accounts payable decreased due to the timing of inventory purchases, with excess raw material purchases from the first half of 2019 being consumed in the later half of 2019, resulting in fewer raw material purchases in the fourth quarter of 2019, when compared to the fourth quarter of 2018. Accrued expenses decreased due to lower compensation accruals, resulting from payment of 2018 bonuses in early 2019, and lower bonuses for 2019. Operating lease liabilities decreased due to monthly lease payments required under our facility leases.

Operating activities provided $4.1 million of cash in 2018. The amount of cash provided by operations was favorably impacted by our net income of $2.8 million. Net income was affected by non-cash expenses totaling $3.5 million for depreciation and amortization, recovery of doubtful accounts, deferred taxes, non-cash gains from foreign currency transactions, share-based compensation costs, and gains and losses on our available for sale securities. Changes in operating assets and liabilities providing cash included an increase in accounts payable of $4.3 million and an increase in accrued expenses of $1.8 million. Changes in operating assets and liabilities using cash included an increase in accounts receivable of $4.9 million, an increase in inventories of $2.8 million, and an increase in prepaid expenses and other assets of $542,000. Accounts payable increased due to the timing of inventory purchases, with more materials being acquired in the latter part of the fourth quarter of 2018. The timing of these purchases resulted in a higher accounts payable balance at December 31, 2018. The increase in accrued expenses was primarily due to 2018 bonus accruals that were paid in early 2019, higher income taxes payable and accrued lease incentives resulting from an amendment and extension of the lease for our facility in Golden Valley, Minnesota. Accounts receivable increased due to higher sales levels in the fourth quarter of 2018, when compared to the fourth quarter of 2017. Inventories increased due to a change in the mix of 3D MRS sensors that we offer for sale, an increase in component purchases to support higher sales of 3D MRS sensors originally anticipated for the first quarter of 2019, and the purchase of materials for MX600 memory module inspection systems. The increase in other assets was due to advance payments to a key supplier of materials for the MX600 systems.

Investing activities used $5.6 million of cash in 2019 and $2.4 million of cash in 2018. Changes in the level of investment in marketable securities, resulting from the purchases, sales and maturities of those securities used $4.2 million of cash in 2019 and $346,000 of cash in 2018. We used $1.5 million of cash in 2019 and $2.1 million of cash in the 2018 for the purchase of fixed assets and capitalized patent costs. Proceeds of $84,000 were received in 2019 from the sale of equipment.

Financing activities provided $31,000 of cash in 2019 and $621,000 of cash in 2018. Proceeds from the exercise of stock options and share purchases under our employee stock purchase plan provided $451,000 of cash in 2019 and $744,000 of cash in 2018. In July 2019, our Board of Directors authorized a $3.0 million share repurchase program through June 30, 2020. Share repurchases under this program used $353,000 of cash in 2019. Payments for employee tax withholding obligations for shares withheld upon the vesting of restricted stock units and exercises of stock options used $67,000 of cash in 2019 and $123,000 of cash in 2018.

At December 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. These entities are established by some companies for the purpose of establishing off-balance sheet arrangements or for other contractually narrow or limited purposes.

In February 2020, we finalized a new lease for our existing 19,805 square foot mixed office and warehouse facility in Singapore, which serves as a sales, development and final assembly and integration facility for our inspection and metrology system products. The new lease runs from the expiration date of the old lease in July 2020 through July 2023. Rent and facility operating costs under the new lease are expected to remain unchanged when compared to the old lease expiring in July 2020.

Except for obligations under facility leases and purchase contracts, we had no material commitments for expenditures as of December 31, 2019. Purchase commitments for inventory can vary based on the volume of revenue and resulting inventory requirements.

Our cash, cash equivalents and marketable securities totaled $26.3 million at December 31, 2019. We believe that on-hand cash, cash equivalents and marketable securities, coupled with anticipated future cash flow from operations, will be adequate to fund our cash flow needs for the foreseeable future, including the contractual obligations mentioned above.

Inflation and Foreign Currency Transactions

Changes in our revenues have resulted primarily because of changes in the level of unit shipments due to competitive factors and the relative strength or weakness of the worldwide SMT and semiconductor capital equipment markets. We believe that inflation has not had a significant effect on our operations.

Most of our international export sales are negotiated, invoiced and paid in U.S. dollars. We manufacture our inspection and metrology system products in Singapore and a portion of our raw material purchases are denominated in Singapore dollars. We also have R&D and sales personnel located in Singapore and sales offices located in other parts of the world. Although currency fluctuations do not significantly affect our revenue, they can impact our costs and influence the price competitiveness of our products and the willingness of existing and potential customers to purchase our products.

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

Revenue Recognition.

Revenue is measured based on the consideration specified in a contract with a customer. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for purposes of revenue recognition. Revenue from all customers, including distributors, is recognized when a performance obligation is satisfied by transferring control of a product or service to a customer. Amounts billed to customers for shipping and handling are included in revenue. Taxes collected from customers and remitted to governmental authorities are excluded from revenue on the net basis of accounting. Accounts receivable are due under normal trade terms, generally 120 days or less.

Sales involving multiple performance obligations typically include the sale of an inspection or metrology systems product, installation and training, and in some cases, an extended warranty. When a sale involves multiple performance obligations, we account for individual products and services separately if the customer can benefit from the product or service on its own or with other resources that are readily available to the customer and the product or service are separately identifiable from other promises in the arrangement. The consideration is allocated between separate performance obligations in proportion to their estimated stand-alone selling price. If the stand-alone selling price is not directly observable, we use the cost plus margin approach to estimate stand-alone selling price. Costs related to products delivered are recognized in the period revenue is recognized, including product warranties for periods ranging from 1 to 3 years.

Our performance obligations are satisfied at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a point in time totaled $57.2 million, or 97% of our total revenue in 2019, and $60.6 million, or 94% of our total revenue in 2018. Revenue from these contracts is recognized when obligations under the terms of the contract with our customers are satisfied, which is generally with the transfer of control upon shipment. Sales of some products may require customer acceptance due to performance or other acceptance criteria that is considered more than a formality. For these product sales, revenue is recognized upon notification of customer acceptance.

Revenue from products and services transferred to customers over time totaled $2.0 million, or 3% of our total revenue in 2019, and $4.1 million, or 6% of our total revenue in 2018. Periodically, sensor product arrangements with our OEMs will create an asset with no alternative use and include an enforceable right to payment. For these arrangements, control is transferred over the manufacturing process; therefore, revenue is recognized over time utilizing an input method based on actual costs incurred in the manufacturing process to date relative to total expected production costs. For certain longer duration 3D scanning service projects, we progress bill as the services are performed. These arrangements create an asset with no alternative use and include an enforceable right to payment. For these arrangements, control is transferred over the hours incurred to complete the scanning project; therefore, revenue is recognized over time utilizing an input method based on actual hours incurred relative to total projected project hours. For maintenance and extended warranty contracts, revenue is recognized over time on a straight-line basis over the term of the contract as the customer simultaneously receives and consumes the benefits of the coverage.

 Allowance for Doubtful Accounts and Trade Notes.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In making the determination of the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer relationships and credit worthiness and concentrations of credit risk. Specific accounts and trade notes receivable are written-off once a determination is made that the account is uncollectible. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts and trade notes was $322,000 at December 31, 2019 and $314,000 at December 31, 2018.

Allowance for Warranty Expenses.

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of components provided by suppliers, warranty obligations do arise. These obligations are affected by product failure rates, the costs of materials used and service delivery expenses incurred in correcting a product failure. If actual product failure rates and material or service delivery costs differ from our estimates, revisions to the estimated warranty liability are required and could be material. The allowance for warranties was $798,000 at December 31, 2019 and $789,000 at December 31, 2018.

Inventory Write Downs.

We write down inventory for estimated obsolescence or lack of marketability equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. We formulate our assumptions regarding future demand and market conditions based on order trends and input from customers regarding their future requirements. If actual market conditions are less favorable than those projected, or if in the future we decide to discontinue sales and marketing of any of our products, additional inventory write-downs may be required. Excess and obsolete inventories were written down by $649,000 at December 31, 2019 and $718,000 at December 31, 2018.

Valuation of Intangible and Long-Lived Assets.

We evaluate the carrying value of goodwill annually on December 31, and more frequently if management believes indicators of impairment exist. We assess the impairment of identifiable intangible assets, long lived assets and related goodwill whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review and that we consider when performing our annual goodwill impairment assessment, include the following:

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

At December 31, 2019 ,we had goodwill of $1.4 million. Our recent analysis performed as of December 31, 2019 indicates that our goodwill is not impaired. However, our conclusion could change in the future, if our assumptions about future economic conditions, revenue growth or profitability change. Any resulting impairment charge could have a material effect on our financial position and results of operations in the future.

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

We have significant deferred tax assets as a result of temporary differences between taxable income on our tax returns and U.S. GAAP income, R&D tax credit carry forwards and federal and state net operating loss carry forwards. A deferred tax asset generally represents future tax benefits to be received when temporary differences previously reported in our consolidated financial statements become deductible for income tax purposes, when net operating loss carry forwards are applied against future taxable income, or when tax credit carry forwards are utilized on our tax returns. We assess the realizability of our deferred tax assets and the need for a valuation allowance based on the guidance provided in current financial accounting standards.

Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, our experience with loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, we first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions in which we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. Finally, we considered both our near-term and long-term financial outlook. After considering all available evidence (both positive and negative), we concluded that recognition of valuation allowances for substantially all of our U.S. and Singapore based deferred tax assets was not required at December 31, 2019 or December 31, 2018. The valuation allowance recorded against our deferred tax assets increased by $122,000 in 2019, primarily relating to an increase for U.S. federal R&D tax credits expiring in 2020.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

CYBEROPTICS CORPORATION

	December 31,	December 31,
(In thousands, except share information)	2019	2018
ASSETS
Cash and cash equivalents	$5,836	$9,248
Marketable securities	8,295	5,771
Accounts receivable, less allowance for doubtful accounts of $322 at December 31, 2019 and $314 at December 31, 2018	16,059	15,859
Inventories	15,580	16,163
Prepaid expenses	559	526
Other current assets	1,020	1,570
Total current assets	47,349	49,137

Marketable securities, long-term	12,168	10,322
Equipment and leasehold improvements, net	3,341	2,861
Intangibles, net	310	333
Goodwill	1,366	1,366
Right-of-use assets (operating leases)	2,111	—
Other assets	—	259
Trade notes receivable, long-term	962	—
Deferred tax assets	4,992	5,422
Total assets	$72,599	$69,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$7,023	$8,513
Advance customer payments	499	636
Accrued expenses	2,572	3,568
Current operating lease liabilities	688	—
Total current liabilities	10,782	12,717

Other liabilities	202	629
Long-term operating lease liabilities	3,141	—
Reserve for income taxes	150	143
Total liabilities	14,275	13,489

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 7,154,591 shares issued and outstanding at December 31, 2019 and 7,100,825 shares issued and outstanding at December 31, 2018	36,659	35,637
Accumulated other comprehensive loss	(1,406)	(1,690)
Retained earnings	23,071	22,264
Total stockholders’ equity	58,324	56,211
Total liabilities and stockholders’ equity	$72,599	$69,700

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS

CYBEROPTICS CORPORATION

	Year Ended December 31,
(In thousands, except per share amounts)	2019	2018
Revenues	$59,263	$64,720
Cost of revenues	32,961	36,109

Gross margin	26,302	28,611

Research and development expenses	9,362	8,819
Selling, general and administrative expenses	16,004	16,433

Income from operations	936	3,359

Interest income and other, net	224	220

Income before income taxes	1,160	3,579

Income tax provision	386	752

Net income	$774	$2,827

Net income per share – Basic	$0.11	$0.40
Net income per share – Diluted	$0.11	$0.39

Weighted average shares outstanding – Basic	7,113	7,028
Weighted average shares outstanding – Diluted	7,262	7,208

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CYBEROPTICS CORPORATION

	Year Ended December 31,
(In thousands)	2019	2018
Net income	$774	$2,827

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	174	(255)

Unrealized gains on available-for-sale securities:
Unrealized gains	138	26
Reclassification adjustment for gains included in net income	—	(3)
Total unrealized gains on available-for-sale securities	138	23

Other comprehensive income (loss), before tax	312	(232)
Income tax provision	(28)	(5)
Other comprehensive income (loss), net of tax	284	(237)
Total comprehensive income	$1,058	$2,590

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

CYBEROPTICS CORPORATION

	Year Ended December 31,
(In thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$774	$2,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,832	2,499
Non-cash operating lease expense	828	—
Provision (recovery) of doubtful accounts	8	(159)
Deferred taxes	393	371
Foreign currency transaction losses (gains)	127	(155)
Share-based compensation	991	936
Unrealized loss on available for sale equity security	12	37
Realized gain on available for sale marketable securities	—	(3)
Gain on sale of equipment	(26)	—
Changes in operating assets and liabilities:
Accounts and trade notes receivable	(1,170)	(4,928)
Inventories	(439)	(2,845)
Prepaid expenses and other assets	539	(542)
Accounts payable	(1,529)	4,266
Advance customer payments and other	(49)	10
Accrued expenses	(856)	1,782
Operating lease liabilities	(308)	—
Net cash provided by operating activities	2,127	4,096

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale marketable securities	7,835	8,053
Proceeds from sales of available-for-sale marketable securities	—	545
Purchases of available-for-sale marketable securities	(12,033)	(8,944)
Proceeds from sale of equipment	84	—
Additions to equipment and leasehold improvements	(1,301)	(1,964)
Additions to patents	(150)	(115)
Net cash used in investing activities	(5,565)	(2,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	248	525
Tax payments related to shares withheld for share-based compensation plans	(67)	(123)
Common stock repurchases	(353)	—
Proceeds from issuance of common stock under employee stock purchase plan	203	219
Net cash provided by financing activities	31	621

Effects of exchange rate changes on cash and cash equivalents	(5)	12

Net increase (decrease) in cash and cash equivalents	(3,412)	2,304

Cash and cash equivalents – beginning of period	9,248	6,944
Cash and cash equivalents – end of period	$5,836	$9,248

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

CYBEROPTICS CORPORATION

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
BALANCE, December 31, 2017	6,980	$34,080	$(1,409)	$19,611	$52,282
Adoption of ASU 2016-01	—	—	(44)	44	—
Adoption of ASU 2014-09	—	—	—	(218)	(218)
Exercise of stock options and vesting of restricted stock units, net of shares exchanged as payment	111	525	—	—	525
Tax payments related to shares withheld for share-based compensation plans	(14)	(123)	—	—	(123)
Share issuances for director compensation	8	—	—	—	—
Share-based compensation	—	936	—	—	936
Issuance of common stock under Employee Stock Purchase Plan	16	219	—	—	219
Other comprehensive loss, net of tax	—	—	(237)	—	(237)
Net income	—	—	—	2,827	2,827
BALANCE, December 31, 2018	7,101	35,637	(1,690)	22,264	56,211
Adoption of ASU 2016-02	—	—	—	33	33
Exercise of stock options and vesting of restricted stock units, net of shares exchanged as payment	58	248	—	—	248
Tax payments related to shares withheld for share-based compensation plans	(4)	(67)	—	—	(67)
Share issuances for director compensation	8	—	—	—	—
Share-based compensation	—	991	—	—	991
Issuance of common stock under Employee Stock Purchase Plan	18	203	—	—	203
Repurchase of common stock	(26)	(353)	—	—	(353)
Other comprehensive income, net of tax	—	—	284	—	284
Net income	—	—	—	774	774
BALANCE, December 31, 2019	7,155	$36,659	$(1,406)	$23,071	$58,324

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CYBEROPTICS CORPORATION

NOTE 1 – BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

We are a leading global developer and manufacturer of high precision 3D sensors and systems for inspection and metrology. We also develop and manufacture our WaferSense® products, a family of wireless, wafer-shaped sensors that provide measurements of critical factors in the semiconductor fabrication process. Our sensors and system products are used in surface mount technology (SMT) and semiconductor markets to significantly improve yields and productivity.

Principles of Consolidation

The consolidated financial statements include the accounts of CyberOptics Corporation and its wholly-owned subsidiaries. In these notes to the consolidated financial statements, these companies are collectively referred to as “CyberOptics,” “we,” “us,” or “our.” All significant inter-company accounts and transactions have been eliminated in consolidation.

Segment Reporting

We operate in a single reportable segment that includes the design, development and manufacture of high precision sensing, inspection and metrology solutions for the SMT and semiconductor markets.

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

Marketable Securities

All marketable securities are classified as available-for-sale and consist of U.S. government and agency backed obligations, certificates of deposit, corporate debt instruments, asset backed securities or equity securities. Marketable securities are classified as short-term or long-term in the consolidated balance sheets based on their maturity date and expectations regarding sales.

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

Cash and marketable securities held by foreign subsidiaries totaled $327,000 at December 31, 2019 and $362,000 at December 31, 2018.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out (FIFO) method. Appropriate consideration is given to deterioration, obsolescence, and other factors in evaluating net realizable value.

Accounts and Trade Notes Receivable

We extend unsecured credit to our customers in the normal course of business. In the fourth quarter of 2019, we provided financing to a recurring customer for the purchase of SQ3000™ Multi-Function inspection and measurement machines. The trade notes receivable bear interest at an annual effective rate of approximately 7%, and are repayable over a 36-month period. The current portion of the notes are classified as accounts receivable in the accompanying balance sheets.

Interest income will be discontinued for any trade notes receivable with a specific reserve established if it is likely that we will be unable to collect all amounts due according to the original terms of the trade notes. For these trade notes receivable, cash collection will first be applied as a reduction to principal outstanding. Any cash received in excess of the outstanding principal payments will be recognized as interest income. Trade notes receivable may be removed from non-accrual status with respect to interest income based upon changes in customer circumstances, including a sustained history of payments. At December 31, 2019, none of our trade notes receivable were in a non-accrual status with respect to interest income.

Allowance for Doubtful Accounts and Trade Notes

Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of our customers to make required payments. In making the determination of the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer relationships and credit worthiness and concentrations of credit risk. Specific accounts and trade notes receivable are written-off once a determination is made that the account is uncollectible.

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

On December 31, 2019 and 2018, we performed a qualitative assessment to determine if there was any indication that our goodwill might be impaired. After considering all available evidence, including our financial performance, financial outlook and current market capitalization, we concluded that it is more likely than not that our fair value is greater than carrying value. As a result, no further testing was deemed necessary, and we determined that our goodwill was not impaired. Therefore, no amounts were recorded for goodwill impairment in 2019 or 2018.

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

Revenue Recognition

Revenue is measured based on consideration specified in the contract with a customer. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for purposes of revenue recognition. Revenue from all customers, including distributors, is recognized when a performance obligation is satisfied by transferring control of a product or service to a customer. Amounts billed to customers for shipping and handling are included in revenue. All shipping and handling costs associated with outbound freight are accounted for as fulfillment costs and are included in cost of sales. Taxes collected from customers and remitted to governmental authorities are excluded from revenue on the net basis of accounting. Accounts receivable are due under normal trade terms, typically 120 days or less.

Our performance obligations are mostly satisfied at a point in time and to a lesser extent over time as work progresses. Revenue for products and services transferred to customers at a point in time is recognized when obligations under the terms of the contract with our customer are satisfied; generally with the transfer of control upon shipment. Sales of some products may require customer acceptance due to performance or other acceptance criteria that is considered more than a formality. For these product sales, revenue is recognized upon notification of customer acceptance.

Sales involving multiple performance obligations typically include the sale of an inspection or metrology systems product, installation and training, and in some cases, an extended warranty. When a sale involves multiple performance obligations, we account for individual products and services separately if the customer can benefit from the product or service on its own or with other resources that are readily available to the customer and the product or service are separately identifiable from other promises in the arrangement. Undelivered performance obligations in an arrangement are typically minimal, consisting of undelivered installation and training services. The consideration is allocated between separate performance obligations in proportion to their estimated stand-alone selling price. If the stand-alone selling price is not directly observable, we use the cost plus margin approach to estimate stand-alone selling price. Costs related to products delivered are recognized in the period revenue is recognized; including product warranties for periods ranging from 1 to 3 years (see Note 8).

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

Foreign Currency Transactions

Foreign currency transaction gains and losses are included in interest income and other, net in the statement of operations. We recognized a foreign currency transaction loss of $127,000 in 2019 and a foreign currency transaction gain of $72,000 in 2018.

Research and Development

Research and development (R&D) costs, including product software development, are expensed when incurred. Product software development costs are required to be expensed until the point that technological feasibility and proven marketability of the product are established; costs otherwise capitalizable after such point also are expensed because they are insignificant. All other R&D costs are expensed as incurred. R&D expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts.

Advertising Costs

We expense all advertising costs as incurred. Advertising expense incurred was $408,000 in 2019 and $314,000 in 2018.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as cash equivalents, accounts receivable, other assets, accounts payable, advance customer payments, accrued expenses and other liabilities approximate their related fair values due to the short-term maturities of these instruments. The fair value for trade notes receivable is based on discounted future cash flows using current interest rates that would be offered for a similar transaction to a similarly situated customer. The difference between the carrying amount and estimated fair value for trade notes receivable is immaterial.

Share-Based Compensation

All share-based payments to employees, including grants of stock options, are required to be recognized as an expense in our consolidated statements of operations based on the grant date fair value of the award. We utilize the straight-line method of expense recognition over the award’s service period for our graded vesting options. The fair value of stock options has been determined using the Black-Scholes model. We account for the impact of forfeitures related to employee share-based payment arrangements when the forfeitures occur. We have classified employee share-based compensation within our consolidated statements of operations in the same manner as our cash based employee compensation costs.

See Note 6 to the consolidated financial statements for additional information related to employee share-based compensation.

Related Party Transactions

One of our board members serves as the President and Chief Executive Officer of Key Tronic Corporation, and our President and Chief Executive Officer serves on the board of Key Tronic Corporation. Our cumulative sales to Key Tronic Corporation in 2019 and 2018 were less than $20,000.

Recent Accounting Developments

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers and related amendments (Topic 606), which provided guidance on the recognition of revenue from contracts with customers. Topic 606 requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We performed a review of the requirements of the new guidance and identified which of our revenue streams are within the scope of Topic 606. We applied the five-step model of the new standard to a selection of contracts within each of our revenue streams, and compared the results to our current accounting practices. We also expanded our consolidated financial statement disclosures to comply with the requirements of Topic 606. We adopted Topic 606 using the modified retrospective method, with the cumulative effect of initially applying the guidance to all uncompleted contracts as an adjustment to the opening balance of retained earnings. Our adoption of Topic 606 on January 1, 2018 resulted in a $218,000 decrease in retained earnings to record the cumulative effect adjustment.

On January 1, 2018, we adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities (ASU 2016-01), which revised the accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The new standard also amended certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 requires the fair value measurement of investments in equity securities and other ownership interests in an entity that do not result in consolidation and are not accounted for under the equity method. Entities are now required to recognize the change in the fair value of these investments in net income. Entities are no longer able to recognize unrealized holding gains and losses on equity securities in other comprehensive income. ASU 2016-01 was effective beginning January 1, 2018 and resulted in a cumulative-effect adjustment to beginning retained earnings, except for guidance relative to equity securities without readily determinable fair values, which was applied prospectively. Our adoption of ASU 2016-01 on January 1, 2018 resulted in a $44,000 increase in retained earnings and accumulated other comprehensive loss.

In February 2016, the Financial Accounting Standards Board (FASB) issued new lease accounting guidance, ASU 2016-02, Leases (Topic 842), which we adopted on January 1, 2019. Under Topic 842, at the commencement date, lessees are required (a) to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and (b) to record a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which gives companies the option of applying the new standard at the adoption date, rather than retrospectively to the earliest period presented in the financial statements, with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We chose the option to apply the new standard at the adoption date, and therefore we were not required to restate the financial statements of prior periods, nor were we required to provide the disclosures required by Topic 842 for those prior periods. Upon adoption of Topic 842, we recognized an approximate $2.6 million right-of-use asset, and an approximate $3.2 million lease liability. Our previously recognized liability for lease incentives recorded under prior accounting standards was eliminated. Our adoption of Topic 842 on January 1, 2019 resulted in a $33,000 increase in retained earnings to record the cumulative effect adjustment. Our adoption of Topic 842 did not impact our cash flows or have a material impact on our results of operations. We have expanded our consolidated financial statement disclosures to comply with the requirements of Topic 842.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which allows an entity to elect an option to reclassify the stranded tax effects related to the application of the Tax Cuts and Jobs Act (TCJA) from accumulated other comprehensive loss to retained earnings. ASU 2018-02 was effective January 1, 2019 and could be applied either in the period of adoption or retrospectively to all applicable periods. We did not elect to reclassify the stranded tax effects related to the application of the TCJA from accumulated other comprehensive loss to retained earnings.

In January 2017, the FASB issued guidance on simplifying the test for goodwill impairment, ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04). Under ASU 2017-04, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, but not in an amount in excess of the carrying value of goodwill. The new standard eliminates the requirement to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. ASU 2017-04 is to be applied prospectively to impairment tests beginning January 1, 2020.  We do not expect our adoption of ASU 2017-04 to have a material impact on our consolidated financial statements.

NOTE 2 – REVENUE RECOGNITION

Performance Obligations

Our revenue performance obligations are primarily satisfied at a point in time and limited revenue streams are satisfied over time as work progresses.

The following is a summary of our revenue performance obligations:

	For the Year Ended December 31,
	2019		2018
(In thousands)	Revenues	Percent of Revenues	Revenues	Percent of Revenues
Revenue recognized over time	$2,029	3%	$4,118	6%
Revenue recognized at a point in time	57,234	97%	60,602	94%
	$59,263	100%	$64,720	100%

See Note 12 for additional information regarding disaggregation of revenue.

Contract Balances

Contract assets consist of unbilled amounts from sales where we recognize the revenue over time and the revenue recognized exceeds the amount billed to the customer at a point in time. Accounts and trade notes receivable are recorded when the right to payment becomes unconditional. Contract liabilities consist of payments received in advance of performance under the contract. Contract liabilities are recognized as revenue when we perform under the contract.

The following summarizes our contract assets and contract liabilities:

(In thousands)	December 31, 2019	December 31, 2018
Contract assets, included in other current assets	$2	$—
Contract liabilities - advance customer payments	$389	$366
Contract liabilities - deferred warranty revenue	$275	$218

Changes in contract assets in the year ended December 31, 2019 and the year ended December 31, 2018 resulted from unbilled amounts under sensor product arrangements and longer duration 3D scanning service projects in which revenue is recognized over time. Changes in contract liabilities primarily resulted from reclassification of beginning contract liabilities to revenue as performance obligations were satisfied or from cash received in advance and not recognized as revenue. See Note 8 for changes in contractual obligations related to deferred warranty revenue. Unsatisfied performance obligations for deferred warranty revenue are generally expected to be recognized as revenue over the next one to three years. There were no impairment losses for contract assets in the year ended December 31, 2019 or the year ended December 31, 2018.

The following summarizes the amounts reclassified from beginning contract liabilities to revenue:

	Year Ended December 31,
(In thousands)	2019	2018
Amounts reclassified from beginning contract liabilities to revenue	$334	$354
Amounts reclassified from deferred warranty revenue	213	225
Total	$547	$579

NOTE 3 – MARKETABLE SECURITIES

Our investments in marketable securities are classified as available-for-sale and consist of the following:

	December 31, 2019
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$5,766	$22	$—	$5,788
Corporate debt securities and certificates of deposit	1,085	1	—	1,086
Asset backed securities	1,417	4	—	1,421
Marketable securities – short-term	$8,268	$27	$—	$8,295
Long-Term
U.S. government and agency obligations	$6,524	$30	$(1)	$6,553
Corporate debt securities and certificates of deposit	3,004	14	—	3,018
Asset backed securities	2,535	15	(1)	2,549
Equity security	42	6	—	48
Marketable securities – long-term	$12,105	$65	$(2)	$12,168

	December 31, 2018
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$3,377	$—	$(20)	$3,357
Corporate debt securities and certificates of deposit	1,787	3	(5)	1,785
Asset backed securities	633	—	(4)	629
Marketable securities – short-term	$5,797	$3	$(29)	$5,771
Long-Term
U.S. government and agency obligations	$6,114	$10	$(23)	$6,101
Corporate debt securities and certificates of deposit	754	1	(3)	752
Asset backed securities	3,422	2	(15)	3,409
Equity security	42	18	—	60
Marketable securities – long-term	$10,332	$31	$(41)	$10,322

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2019
U.S. government and agency obligations	$149	$(1)	$—	$—
Corporate debt securities and certificates of deposit	271	—	—	—
Asset backed securities	684	(1)	—	—
Marketable securities	$1,104	$(2)	$—	$—
December 31, 2018
U.S. government and agency obligations	$1,548	$(4)	$4,608	$(39)
Corporate debt securities and certificates of deposit	250	—	1,178	(8)
Asset backed securities	1,023	(3)	2,137	(16)
Marketable securities	$2,821	$(7)	$7,923	$(63)

Our investments in marketable debt securities all have maturities of less than 5 years. Net pre-tax unrealized gains for marketable debt securities of $84,000 at December 31, 2019 and net pre-tax unrealized losses of $54,000 at December 31, 2018 have been recorded as a component of accumulated other comprehensive loss in stockholders’ equity. We have determined that the net pre-tax unrealized gains and losses for marketable debt securities at December 31, 2019 and December 31, 2018 were caused by fluctuations in interest rates and are temporary in nature. We review our marketable debt securities to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. No marketable securities were sold in 2019. We received proceeds from sales of marketable securities of $545,000 in 2018. We realized a gain of $3,000 from the sales of marketable securities in 2018. See Note 5 for additional information regarding the fair value of our investments in marketable securities.

Investments in marketable debt securities classified as cash equivalents of $2.6 million at December 31, 2019 and $2.5 million at December 31, 2018, consist of corporate debt securities and certificates of deposit. There were no unrealized gains or losses associated with any of these securities at December 31, 2019 or December 31, 2018.

NOTE 4 – COMPREHENSIVE INCOME

Reclassification adjustments are made to avoid double counting for items included in comprehensive income that are also recorded as part of net income.

Reclassifications and taxes related to items of other comprehensive income (loss) are as follows:

	Year Ended December 31, 2019			Year Ended December 31, 2018
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount	Before Tax	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments	$174	$—	$174	$(255)	$—	$(255)
Net changes related to available-for-sale securities:
Unrealized gains	138	(28)	110	26	(5)	21
Reclassification adjustments for gains included in interest income and other	—	—	—	(3)	—	(3)
Total net changes related to available-for-sale securities	138	(28)	110	23	(5)	18
Other comprehensive income (loss)	$312	$(28)	$284	$(232)	$(5)	$(237)

At December 31, 2019 and December 31, 2018 components of accumulated other comprehensive loss is as follows:

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balances at December 31, 2017	$(1,394)	$(15)	$(1,409)
Decrease related to adoption of ASU 2016-01	—	(44)	(44)
Other comprehensive income (loss) before reclassifications	(255)	21	(234)
Reclassifications from accumulated other comprehensive loss	—	(3)	(3)
Net current period other comprehensive income (loss)	(255)	18	(237)
Balances at December 31, 2018	$(1,649)	$(41)	$(1,690)
Other comprehensive income before reclassifications	174	110	284
Reclassifications from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	174	110	284
Balances at December 31, 2019	$(1,475)	$69	$(1,406)

NOTE 5 – FAIR VALUE MEASUREMENTS

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last is considered unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our marketable securities as of December 31, 2019 and December 31, 2018 according to the three-level fair value hierarchy.

	Fair Value Measurements at December 31, 2019 Using
(In thousands)	Balance December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$12,341	$—	$12,341	$—
Corporate debt securities and certificates of deposit	4,104	—	4,104	—
Asset backed securities	3,970	—	3,970	—
Equity security	48	48	—	—
Total marketable securities	$20,463	$48	$20,415	$—

	Fair Value Measurements at December 31, 2018 Using
(In thousands)	Balance December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$9,458	$—	$9,458	$—
Corporate debt securities and certificates of deposit	2,537	—	2,537	—
Asset backed securities	4,038	—	4,038	—
Equity security	60	60	—	—
Total marketable securities	$16,093	$60	$16,033	$—

During the year ended December 31, 2019 and the year ended December 31, 2018, we owned no Level 3 securities and there were no transfers within the three level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed which merit a transfer between the levels of the valuation hierarchy.

The fair value for our U.S. government and agency obligations, corporate debt securities and certificates of deposit and asset backed securities are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers. The fair value for our equity security is based on a quoted market price obtained from an active market. The carrying amounts of financial instruments included in cash equivalents approximate their related fair values due to the short-term maturities of those instruments. See Note 3 for additional information regarding our investments in marketable securities.

Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets and right-of-use assets for operating leases are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value in 2019 or 2018.

The fair value for trade notes receivable is based on discounted future cash flows using current interest rates that would be offered for a similar transaction to a similarly situated customer. The difference between the carrying amount and estimated fair value for trade notes receivable is immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy.

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

Employee Stock Incentive Plan

As of December 31, 2019, there are 185,351 shares of common stock reserved in the aggregate for issuance pursuant to future awards under our Employee Stock Incentive Plan and 568,717 shares of common stock reserved in the aggregate for issuance pursuant to outstanding awards under such plan. Although our Compensation Committee has authority to issue options, restricted stock, restricted stock units, share grants and other share-based benefits under our Employee Stock Incentive Plan, to date only restricted stock units and stock options have been granted under the plan. Options have been granted at an option price per share equal to the market value of our common stock on the date of grant, vest over a four year period and expire seven years after the date of grant. Restricted stock units vest over a four year period and entitle the holders to one share of our common stock for each restricted stock unit. Reserved shares underlying outstanding awards, including options and restricted stock units, that are forfeited are available under the Employee Stock Incentive Plan for future grant.

Non-Employee Director Stock Plan

As of December 31, 2019, there were 52,000 shares of common stock reserved in the aggregate for issuance pursuant to future restricted share grants under our Non-Employee Director Stock Plan and 16,000 shares of common stock reserved in the aggregate for issuance pursuant to outstanding stock option awards under our Non-Employee Director Stock Plan (which previously authorized the granting of stock options to non-employee directors). Under the terms of the plan, each non-employee director receives annual restricted share grants of 2,000 shares of our common stock on the date of each annual meeting at which such director is elected to serve on the board. The annual restricted share grants of common stock vest in four equal quarterly installments during the year after the grant date, provided the non-employee director is still serving as a director on the applicable vesting date.

On the dates of our 2019 and 2018 annual meetings, we issued 8,000 shares of our common stock to our non-employee directors, which were restricted as specified in the Non-Employee Director Stock Plan. The shares granted at the 2019 annual meeting had an aggregate fair market value on the date of grant equal to $138,000 (grant date fair value of $17.26 per share). As of December 31, 2019, 4,000 of these shares were vested. The aggregate fair value of the 4,000 unvested shares based on the closing price of our common stock on December 31, 2019 was $74,000. The shares granted at the 2018 annual meeting had an aggregate fair market value on the date of grant equal to $130,000 (grant date fair value of $16.25 per share). As of December 31, 2019, all of the shares granted at the 2018 annual meeting were vested.

Stock Option Activity

The following is a summary of activity in stock options for 2019:

	Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2018	523,042	$11.48
Granted	61,200	16.23
Exercised	(46,292)	8.05
Expired	(5,750)	10.83
Forfeited	(11,687)	16.05
Outstanding, December 31, 2019	520,513	$12.25
Exercisable, December 31, 2019	380,939	$10.34

The intrinsic value of an option is the amount by which the market price of the underlying common stock exceeds the option's exercise price. For options outstanding at December 31, 2019, the weighted average remaining contractual term of all outstanding options was 3.61 years and their aggregate intrinsic value was $3.5 million. At December 31, 2019, the weighted average remaining contractual term of options that were exercisable was 2.73 years and their aggregate intrinsic value was $3.3 million. The aggregate intrinsic value of stock options exercised was $359,000 in 2019 and $1.0 million in 2018. We received proceeds from stock option exercises of $248,000 in 2019 and $525,000 in 2018. The aggregate fair value of options that vested was $439,000 in 2019 and $616,000 in 2018.

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

For stock options granted in the two-year period ended December 31, 2019, we utilized the fair value of our common stock on the date of grant and employed the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

	2019	2018
Risk-free interest rates	1.67% - 1.69%	2.70% - 2.71%
Expected life in years	5.00 - 5.40	5.00 - 5.35
Expected volatility	54.38% - 54.87%	52.79% - 53.68%
Dividend yield	0.00%	0.00%
Weighted average fair value on grant date	$7.96	$9.59

Restricted Shares and Restricted Stock Units

Restricted shares are granted under our Non-Employee Director Stock Plan. Restricted stock units are granted under our Employee Stock Incentive Plan. There were 39,550 restricted shares and restricted stock units granted in 2019 (weighted average grant date fair value of $16.44 each). There were 32,350 restricted shares and restricted stock units granted in 2018 (weighted average grant date fair value of $18.67 each). The aggregate fair value of outstanding restricted shares and restricted stock units based on the closing share price of our common stock as of December 31, 2019 was $1.3 million. The aggregate fair value of restricted shares and stock units that vested, based on the closing share price of our common stock on the vesting date, was $458,000 in 2019 and $553,000 in 2018.

The following is a summary of activity in restricted shares and restricted stock units for 2019:

Non-vested restricted stock units	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	56,411	$17.59
Granted	39,550	16.44
Vested	(26,882)	16.45
Forfeited	(875)	16.19
Non-vested at December 31, 2019	68,204	$17.39

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. Purchases under this plan were 17,781 shares in 2019 and 16,403 shares in 2018. As of December 31, 2019, 156,688 shares remain available for future issuance under this plan.

Share-Based Compensation Information

Pre-tax share-based compensation expense for 2019 includes $751,000 for stock options and restricted stock units, $107,000 for our employee stock purchase plan, and $133,000 for restricted shares issued to board members. Pre-tax stock-based compensation expense for 2018 includes $675,000 for stock options and restricted stock units, $117,000 for our employee stock purchase plan, and $144,000 for restricted shares issued to board members.

(In thousands)	2019	2018
Pre-tax share-based compensation expense	$991	$936
Income tax benefits related to share-based compensation	$211	$329

At December 31, 2019, the total unrecognized compensation cost related to non-vested share-based compensation arrangements was $2.3 million and the related weighted average period over which such cost is expected to be recognized is 2.93 years.

In 2019, we recognized a $165,000 income tax benefit from the exercise of stock options and vesting of share-based payments, including $42,000 of excess tax benefits. In 2018, we recognized a $303,000 income tax benefit from the exercise of stock options and vesting of share-based payments, including $155,000 of excess tax benefits.

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

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Year Ended 12/31/2019:
Basic	$774	7,113	$0.11
Dilutive effect of common equivalent shares	—	149	—
Dilutive	$774	7,262	$0.11

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Year Ended 12/31/2018:
Basic	$2,827	7,028	$0.40
Dilutive effect of common equivalent shares	—	180	(0.01)
Dilutive	$2,827	7,208	$0.39

Potentially dilutive shares consist of stock options, restricted stock units, restricted shares and purchases of shares under our Employee Stock Purchase Plan. Potentially dilutive shares excluded from the calculations of net income per diluted share due to their anti-dilutive effect were as follows: 291,000 shares in 2019 and 258,000 shares in 2018.

NOTE 8 – OTHER FINANCIAL STATEMENT DATA

Inventories consist of the following:

	December 31,
(In thousands)	2019	2018
Raw materials and purchased parts	$9,845	$8,821
Work in process	1,837	2,446
Finished goods	2,373	2,526
Demonstration inventories, net	1,525	2,370
Total inventories	$15,580	$16,163

Excess and obsolete inventories were written down by $649,000 at December 31, 2019 and $718,000 at December 31, 2018. Demonstration inventories are stated at cost less accumulated amortization, generally based on a 36 month useful life. Accumulated amortization for demonstration inventories totaled $2.4 million at December 31, 2019 and $1.9 million at December 31, 2018.

Equipment and leasehold improvements consist of the following:

	December 31,
(In thousands)	2019	2018
Equipment	$14,742	$14,983
Leasehold improvements	2,987	2,052
	17,729	17,035
Accumulated depreciation and amortization	(14,388)	(14,174)
	$3,341	$2,861

Depreciation and amortization expense related to equipment and leasehold improvements was $1.6 million in 2019 and $1.3 million in 2018.

Intangible assets consist of the following:

	December 31, 2019			December 31, 2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,898	$(2,662)	$236	$2,754	$(2,533)	$221
Software	206	(170)	36	206	(141)	65
Marketing assets and customer relationships	101	(63)	38	101	(54)	47
Non-compete agreements	101	(101)	—	101	(101)	—
	$3,306	$(2,996)	$310	$3,162	$(2,829)	$333

Amortization expense in 2019 and 2018 was as follows:

	Year Ended December 31,		Weighted Avg. Remaining Life-Years at December 31, 2019
(In thousands)	2019	2018
Patents	$134	$113	1.6
Software	29	30	1.2
Marketing assets and customer relationships	9	9	4.2
Non-compete agreements	—	5	-
	$172	$157

Estimated aggregate amortization expense based on current intangible assets for the next five years is expected to be as follows: $169,000 in 2020; $94,000 in 2021; $36,000 in 2022; $9,000 in 2023; and $2,000 in 2024.

Accrued expenses consist of the following:

	December 31,
(In thousands)	2019	2018
Wages and benefits	$1,319	$2,166
Warranty liability	761	758
Income taxes payable	333	393
Other	159	251
	$2,572	$3,568

Other liabilities consist of the following:

	December 31,
(In thousands)	2019	2018
Deferred rent	$—	$521
Warranty liability	37	31
Contract liabilities	84	73
Deferred warranty revenue	81	4
	$202	$629

See Note 2 for additional information related to contract liabilities.

Warranty costs:

We provide for the estimated cost of product warranties, which cover products for periods ranging from one to three years, at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of components provided by suppliers, warranty obligations do arise. These obligations are affected by product failure rates, the costs of materials used in correcting product failures and service delivery expenses incurred to make these corrections. If actual product failure rates and material or service delivery costs differ from our estimates, revisions to the estimated warranty liability are required and could be material. At the end of each reporting period, we revise our estimated warranty liability based on these factors. The current portion of our warranty liability is included as a component of accrued expenses. The long-term portion of our warranty liability is included as a component of other liabilities.

A reconciliation of the changes in our estimated warranty liability is as follows:

	Year Ended December 31,
(In thousands)	2019	2018
Balance at beginning of period	$789	$767
Accrual for warranties	815	619
Warranty revision	186	(34)
Settlements made during the period	(992)	(563)
Balance at end of period	798	789
Current portion of estimated warranty liability	(761)	(758)
Long-term estimated warranty liability	$37	$31

Deferred warranty revenue:

The current portion of our deferred warranty revenue is included as a component of advance customer payments. The long-term portion of our deferred warranty revenue is included as a component of other liabilities. A reconciliation of the changes in our deferred warranty revenue is as follows:

	Year Ended December 31,
(In thousands)	2019	2018
Balance at beginning of period	$218	$259
Revenue deferrals	488	376
Amortization of deferred revenue	(431)	(417)
Total deferred warranty revenue	275	218
Current portion of deferred warranty revenue	(194)	(214)
Long-term deferred warranty revenue	$81	$4

NOTE 9 – INCOME TAXES

Income before income taxes consists of the following:

	Year Ended December 31,
(In thousands)	2019	2018
Sources of income (loss) before income taxes:
United States	$(172)	$2,288
Foreign	1,332	1,291
Total income before income taxes	$1,160	$3,579

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
(In thousands)	2019	2018
Current:
Federal	$—	$—
State	30	31
Foreign	(37)	350
Total current	$(7)	$381
Deferred:
Federal	$338	$427
State	1	—
Foreign	54	(56)
Total deferred	$393	$371
Total provision for income taxes	$386	$752

A reconciliation of the statutory rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	2.1	0.7
U.S. Subpart F income	1.2	0.4
Global Intangible Low-Taxed Income (GILTI)	17.4	6.1
Share-based compensation	(0.2)	(3.5)
Research and experimentation (R&D) credit	(16.8)	(5.0)
Foreign rate difference	(6.0)	0.6
Unrecognized tax benefit	(16.6)	—
Valuation allowance	10.5	(0.1)
Expiring and unrecognized deferred tax attributes	16.1	—
Other, net	4.6	0.8
Effective tax rate	33.3%	21.0%

Our effective tax rate in 2019 was negatively impacted by the GILTI and an increase in our valuation allowance for deferred income taxes related  to U.S. federal R&D tax credits expiring in 2020, offset in part by the favorable benefits from current year U.S. federal R&D tax credits and a non-cash benefit from completion of an audit of our income taxes in the Singapore tax jurisdiction. Our effective tax rate in 2018 was negatively impacted by the GILTI, offset by the favorable benefits from U.S. federal R&D tax credits and excess tax benefits from employee share-based compensation.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

	Year Ended December 31,
(In thousands)	2019	2018
Gross UTB balance at beginning of year

$

	2,542	$2,461
Additions based on tax positions related to the current year	97	167
Additions for tax positions of prior years	18	14
Reductions for tax positions of prior years	(896)	(100)
Reductions due to lapse of applicable statute of limitations	—	—
Gross UTB balance at end of year	$1,761	$2,542
Net UTB balance at end of year	$160	$477

The ending net UTB results from adjusting the gross balance for items such as federal, state, and non-U.S. deferred items, interest and penalties, and deductible taxes. The decrease in our gross and net UTB balance as of December 31, 2019 was due to completion of an audit of our income taxes in the Singapore tax jurisdiction. We have classified $10,000 of our net UTB as a current liability, because we anticipate having to pay this liability within the next year. The remaining net UTB is a long-term income tax reserve within our consolidated balance sheets. We recognize interest and penalties related to unrecognized tax benefits in tax expense. Accrued interest and penalties on a gross basis and estimated gross interest and penalties included in the above amounts for all years were inconsequential. The gross UTB at December 31, 2019 and 2018, if recognized, would favorably impact our effective tax rate.

We file income tax returns in the United States and various state and foreign jurisdictions. Our federal income tax returns for years after 2015 are still subject to examination by the Internal Revenue Service. We are no longer subject to state and local income tax examinations for years prior to 2015.

The Inland Revenue Authority of Singapore recently completed a review of 2016 and 2015 income tax returns. The outcome of these audits did not have a significant impact on our financial position or results of operations.

Deferred tax assets and liabilities consist of the following:

	December 31, 2019		December 31, 2018
(In thousands)	Assets	Liabilities	Assets	Liabilities
Equipment, leaseholds and intangible amortization, net	$200	$287	$202	$448
Operating lease liabilities	755	—	—	—
Right-of-use assets (operating leases)	—	340	—	—
Inventory allowances	610	—	573	—
Accrued expenses	110	—	250	—
Warranty accrual	173	—	170	—
Deferred revenue	429	—	267	—
Federal and state tax credits	4,001	—	4,021	—
Federal and state net operating loss carry forwards	555	—	1,508	—
Share-based compensation	369	—	314	—
Other, net	114	18	122	—
Subtotal	7,316	645	7,427	448
Valuation allowance	(1,679)	—	(1,557)	—
Total deferred tax assets and liabilities	$5,637	$645	$5,870	$448

We have significant deferred tax assets as a result of temporary differences between the taxable income on our tax returns and U.S. GAAP income, R&D tax credit carry forwards and federal and state net operating loss carry forwards. A deferred tax asset generally represents future tax benefits to be received when temporary differences previously reported in our consolidated financial statements become deductible for income tax purposes, when net operating loss carry forwards could be applied against future taxable income, or when tax credit carry forwards are utilized on our tax returns. We assess the realizability of our deferred tax assets and the need for a valuation allowance based on the guidance provided in current financial accounting standards.

Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, our experience with loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, we first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions in which we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. Finally, we considered both our near-term and long-term financial outlook. After considering all available evidence (both positive and negative), we concluded that recognition of valuation allowances for substantially all of our U.S. and Singapore based deferred tax assets was not required at December 31, 2019 or December 31, 2018. The valuation allowance recorded against our deferred tax assets increased by $122,000 in 2019, primarily relating to an increase for U.S. federal R&D tax credits expiring in 2020. Valuation allowances recorded against our deferred tax assets decreased by $49,000 in 2018, mainly for expiring state R&D tax credits and state net operating loss carry forwards. At December 31, 2019, we have federal R&D tax credit carry forwards of $4.1 million that will begin to expire in 2020 and a federal net operating loss carry forward of $1.3 million that will begin to expire in 2035, if unused.

Cash payments for income taxes, net of refunds received, were $46,000 in 2019 and $29,000 in 2018.

NOTE 10 – OPERATING LEASES

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets, current operating lease liabilities, and long-term operating lease liabilities in our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The operating lease ROU assets exclude lease incentives. As our leases do not provide an implicit rate, we use our incremental borrowing rate to determine the present value of lease payments. Our leases may include renewal options to extend the lease term, the exercise of which are at our sole discretion. In our accounting treatment of leases, the lease terms used do not include any option to extend the lease, because it is not reasonably certain that we will exercise the option. Lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components (e.g., common-area or other maintenance costs) which are generally accounted for separately and expensed monthly. We do not recognize a ROU asset and lease liability for leases having a term of 12 months or less at the effective date.

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

We lease a 19,805 square foot mixed office and warehouse facility in Singapore. In February 2020, we finalized a new lease for the existing facility in Singapore which will run from the expiration date of the old lease in July 2020 through July 2023. Rent and facility operating costs under the new lease are expect to remain unchanged when compared to the old lease expiring in July 2020. We also have operating leases in the United Kingdom and China, which expire in May 2023 and November 2020, respectively.

The components of our costs for operating leases in the year ended December 31, 2019 are as follows:

Year Ended
Component (in thousands)	December 31, 2019
Operating lease cost	$349
Variable lease cost	264
Short-term lease cost	19
Total	$632

Variable lease costs generally consists of real estate taxes and insurance for leased facilities, which are paid based on actual costs incurred by the lessor.

Rent expense was $1.0 million in 2019 and $1.3 million in 2018.

At December 31, 2019, the future maturities of lease liabilities are as follows:

Twelve months ending December 31,	(In thousands)
2020	$826
2021	642
2022	657
2023	650
2024	658
2025 & Thereafter	1,078
Total lease payments	4,511
Less: amount representing interest	682
Present value of operating lease liabilities	$3,829

At December 31, 2019, the weighted average remaining term of our operating leases is 6.11 years, and the weighted average discount rate applied to our operating leases was 5.7%.

Cash paid for amounts included in the measurement of operating lease liabilities in the year ended December 31, 2019 was $635,000. Incentives from the landlord recorded as leasehold improvements in the year ended December 31, 2019 were $783,000. Operating lease liabilities were increased by $70,000 in the year ended December 31, 2019 for right-of-use assets.

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

NOTE 11 – 401(K) AND OTHER DEFINED CONTRIBUTION PLANS

We have a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code (Code), under which eligible employees may contribute a portion of their earnings, not to exceed annual amounts allowed under the Code. In addition, we may also make contributions at the discretion of the Board of Directors. We provided matching contributions to employees totaling $317,000 in 2019 and $310,000 in 2018.

We also contribute to defined contribution retirement savings plans on behalf of our employees in the United Kingdom. We made contributions to these plans totaling $32,000 in 2019 and $32,000 in 2018.

NOTE 12 – REVENUE CONCENTRATIONS, SIGNIFICANT CUSTOMERS, AND GEOGRAPHIC AREAS

The following summarizes our revenue by product line:

	Year Ended December 31,
(In thousands)	2019	2018
High Precision 3D and 2D Sensors	$12,579	$21,532
Inspection and Metrology Systems	32,713	29,582
Semiconductor Sensors	13,971	13,606
Total	$59,263	$64,720

Revenue from sales of high precision 3D and 2D sensors based on our 3D Multi-Reflection Suppression (MRS) technology was $6 million in 2019 and $7.9 million in 2018. Revenue from sales of inspection and metrology systems based on our 3D MRS sensor technology was $17.9 million in 2019 and $13.3 million in 2018.

No customer accounted for more than 10% of our revenues in 2019. Two customers each accounted for 10% of our revenues in 2018.

Export revenues as a percentage of total revenues was 76% in 2019 and 72% in 2018. Export revenues are attributed to the country where the product is shipped. Substantially all of our export revenues are negotiated, invoiced and paid in U.S. dollars.

Revenues by geographic area is summarized as follows:

	Year Ended December 31,
(In thousands)	2019	2018
United States	$14,459	$18,355
Netherlands	1,658	3,077
Other Europe	8,009	10,041
China	11,553	10,438
Singapore	4,120	2,948
South Korea	4,678	5,375
Japan	3,630	8,097
Other Asia	8,496	4,464
Other	2,660	1,925
Total revenues	$59,263	$64,720

Long-lived assets include equipment and leasehold improvements and intangible and other assets attributable to each geographic area’s operations. Long-lived assets at December 31, 2019 and 2018 are as follows:

(In thousands)	2019	2018
Long-lived assets:
United States	$3,256	$2,867
Europe	—	2
Asia and other	395	326
Total long-lived assets	$3,651	$3,195

NOTE 13 – SHARE REPURCHASES

In July 2019, our Board of Directors authorized a $3.0 million share repurchase program. Our common stock may be acquired from time to time in open market transactions, block purchases and other transactions complying with the Securities and Exchange Commission's Rule 10b-18. In 2019, we spent $353,000 to repurchase 25,985 shares of our common stock. The share repurchase program will terminate on June 30, 2020.

NOTE 14 – CONTINGENCIES

We are periodically a defendant in miscellaneous lawsuits, claims and disputes in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, management presently believes the disposition of these matters will not have a material effect on our financial position, results of operations or cash flows.

In the normal course of business to facilitate sales of our products and services, we at times indemnify other parties, including customers, with respect to certain matters. In these instances, we have agreed to hold the other parties harmless against losses arising out of intellectual property infringement or other types of claims. These agreements may limit the time within which an indemnification claim can be made, and almost always limit the amount of the claim. It is not possible to determine the maximum potential amount of exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made, if any, under these agreements have not had a material impact on our operating results, financial position or cash flows.

NOTE 15 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share amounts)

2019	March 31	June 30	September 30	December 31	Total
Revenues	$14,976	$15,044	$12,391	$16,852	$59,263
Gross margin	7,026	6,589	5,506	7,181	26,302
Income (loss) from operations	570	579	(757)	544	936
Net income (loss)	495	464	(353)	168	774
Net income (loss) per share - Basic (1)	0.07	0.07	(0.05)	0.02	0.11
Net income (loss) per share - Diluted (1)	0.07	0.06	(0.05)	0.02	0.11

2018	March 31	June 30	September 30	December 31	Total
Revenues	$14,120	$15,854	$16,683	$18,063	$64,720
Gross margin	6,219	7,264	7,436	7,692	28,611
Income (loss) from operations	(318)	875	1,329	1,473	3,359
Net income (loss)	(173)	740	1,067	1,193	2,827
Net income (loss) per share - Basic (1)	(0.02)	0.11	0.15	0.17	0.40
Net income (loss) per share - Diluted (1)	(0.02)	0.10	0.15	0.16	0.39

(1)	The summation of quarterly per share amounts may not equal the calculation for the full year, as each quarterly calculation is performed discretely.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

CyberOptics Corporation

Minneapolis, Minnesota

Opinion on Internal Control over Financial Reporting

We have audited CyberOptics Corporation and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes and our report dated March 12, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/BDO USA, LLP

Minneapolis, Minnesota

March 12, 2020

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

CyberOptics Corporation

Minneapolis, Minnesota

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of CyberOptics Corporation and subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”)  and our report dated March 12, 2020 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Notes 1 and 10 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/BDO USA, LLP

We have served as the Company's auditor since 2019

Minneapolis, Minnesota

March 12, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

CyberOptics Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of CyberOptics Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statement of operations, comprehensive income, changes in stockholders equity and cash flows for the year in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2009 through 2018 and are now the predecessor auditor.

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

During the quarter ended December 31, 2019, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this evaluation, our management used the criteria for effective internal control over financial reporting described in the 2013 “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our internal control over financial reporting as of December 31, 2019 has been audited by BDO USA, LLP as stated in their report included elsewhere herein.

ITEM 9B. OTHER INFORMATION

NONE.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the headings “Proposal I–Election of Directors,” “Information About our Board of Directors and its Committees and Other Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and "Executive Compensation-Executive Officers" of the Company’s definitive proxy statement for its annual meeting of shareholders to be held May 14, 2020 (Proxy Statement), is hereby incorporated by reference.

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

The following table describes shares of our common stock that are available as of December 31, 2019 for purchase under outstanding stock-based awards, or reserved for issuance under stock-based awards or other rights that may be granted in the future, under our equity compensation plans:

Equity compensation plans approved by security holders	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in column (a))
Employee Stock Incentive Plan[1]	568,717	$ 10.74	185,351
Non-Employee Director Stock Plan	16,000	16.97	52,000
Employee Stock Purchase Plan[2]	N/A	N/A	156,688
Total	584,717	$ 10.91	394,039

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

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)      Financial Statements: The Consolidated Financial Statements included in Item 8 to this Form 10-K consist of the following:

Consolidated Balance Sheets as of December 31, 2019 and 2018.
Consolidated Statements of Operations for the years ended December 31, 2019 and 2018.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018.
Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018.
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019 and 2018.
Notes to the Consolidated Financial Statements.

(b)	LIST OF EXHIBITS
Exhibit Number	Description
3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K dated September 8, 2008).
*4.1	CyberOptics Corporation 1998 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K dated May 20, 2016)
*4.2	CyberOptics Corporation Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K dated May 10, 2018).
*4.3	CyberOptics Corporation Non-Employee Director Stock Plan (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K dated May 20, 2016)
*4.4	CyberOptics Corporation Amended Non-Employee Director Stock Plan (incorporated by reference to Exhibit 4.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2017)
4.5	Description of Securities
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

10.9	Tenancy agreement between RBC Investor Services Trust Singapore Limited (in its capacity as trustee of ESR-REIT) and Cyberoptics Singapore Private Limited dated February 25, 2020.
*10.10	Form of stock option agreement used for option grants to employees (incorporated by reference to Exhibit 10.9 to the Company's annual report on Form 10-K for the year ended December 31, 2014).
*10.11	Form of restricted stock award agreement used for awards to employees (incorporated by reference to Exhibit 10.10 to the Company's annual report on Form 10-K for the year ended December 31, 2014).
21	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Name	Title	Date

/s/ SUBODH KULKARNI	President and CEO	March 12, 2020
Subodh Kulkarni	(Principal Executive Officer)

/s/ VIVEK MOHINDRA	Director	March 12, 2020
Vivek Mohindra

/s/ MICHAEL M. SELZER JR.	Chairman, Director	March 12, 2020
Michael M. Selzer, Jr.

/s/ IRENE M. QUALTERS	Director	March 12, 2020
Irene M. Qualters

/s/ CRAIG D. GATES	Director	March 12, 2020
Craig D. Gates

/s/ JEFFREY A. BERTELSEN	Vice President, CFO, and COO	March 12, 2020
Jeffrey A. Bertelsen	(Principal Financial Officer
and Principal Accounting Officer)

