Form 10-Q
period 2020-03-31
CYBEROPTICS CORP
filed 2020-05-08
CIK 768411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☑	Smaller Reporting Company	☑
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At April 30, 2020, there were 7,177,154 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

CYBEROPTICS CORPORATION

(Unaudited)

(In thousands, except share information)	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$6,069	$5,836
Marketable securities	7,593	8,295
Accounts receivable, less allowances of $299 at March 31, 2020 and $322 at December 31, 2019	14,327	16,059
Inventories	17,050	15,580
Prepaid expenses	569	559
Other current assets	1,060	1,020
Total current assets	46,668	47,349

Marketable securities, long-term	15,187	12,168
Equipment and leasehold improvements, net	3,063	3,341
Intangible assets, net	280	310
Goodwill	1,366	1,366
Right-of-use assets (operating leases)	2,850	2,111
Trade notes receivable, long-term	876	962
Deferred tax assets	4,892	4,992
Total assets	$75,182	$72,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$8,192	$7,023
Advance customer payments	548	499
Accrued expenses	2,559	2,572
Current operating lease liabilities	736	688
Total current liabilities	12,035	10,782

Other liabilities	204	202
Long-term operating lease liabilities	3,758	3,141
Reserve for income taxes	150	150
Total liabilities	16,147	14,275

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 7,164,654 shares issued and outstanding at March 31, 2020 and 7,154,591 shares issued and outstanding at December 31, 2019	37,016	36,659
Accumulated other comprehensive loss	(1,896)	(1,406)
Retained earnings	23,915	23,071
Total stockholders’ equity	59,035	58,324
Total liabilities and stockholders’ equity	$75,182	$72,599

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

CYBEROPTICS CORPORATION

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2020	2019
Revenues	$16,429	$14,976
Cost of revenues	9,146	7,950

Gross margin	7,283	7,026

Research and development expenses	2,395	2,293
Selling, general and administrative expenses	4,159	4,163

Income from operations	729	570

Interest income and other	264	59

Income before income taxes	993	629

Income tax expense	149	134

Net income	$844	$495

Net income per share – Basic	$0.12	$0.07
Net income per share – Diluted	$0.11	$0.07

Weighted average shares outstanding – Basic	7,157	7,100
Weighted average shares outstanding – Diluted	7,367	7,322

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

CYBEROPTICS CORPORATION

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Net income	$844	$495

Other comprehensive income (loss) before income taxes:
Foreign currency translation adjustments	(600)	87

Unrealized gains on available-for-sale securities	140	58

Total other comprehensive income (loss) before income taxes	(460)	145

Income tax provision	(30)	(12)

Total other comprehensive income (loss) after income taxes	(490)	133

Total comprehensive income	$354	$628

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CYBEROPTICS CORPORATION

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$844	$495
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	664	663
Non-cash operating lease expense	137	236
Recovery for doubtful accounts	(23)	(44)
Deferred taxes	64	71
Foreign currency transaction losses (gains)	(381)	70
Share-based compensation	272	244
Unrealized loss on available-for-sale equity security	18	1
Changes in operating assets and liabilities:
Accounts receivable	1,841	2,866
Inventories	(2,086)	(1,625)
Prepaid expenses and other assets	(111)	445
Accounts payable	1,348	(2,353)
Advance customer payments and other	51	207
Accrued expenses	14	(802)
Operating lease liabilities	(200)	(34)
Net cash provided by operating activities	2,452	440

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale marketable securities	3,106	1,052
Purchases of available-for-sale marketable securities	(5,294)	(1,263)
Additions to equipment and leasehold improvements	(129)	(183)
Additions to patents	(17)	(32)
Net cash used in investing activities	(2,334)	(426)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	85	59
Net cash provided by financing activities	85	59

Effects of exchange rate changes on cash and cash equivalents	30	(6)

Net increase in cash and cash equivalents	233	67

Cash and cash equivalents – beginning of period	5,836	9,248
Cash and cash equivalents – end of period	$6,069	$9,315

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CYBEROPTICS CORPORATION

1. INTERIM REPORTING:

The interim condensed consolidated financial statements of CyberOptics Corporation and its wholly-owned subsidiaries ("we", "us" or "our") presented herein as of March 31, 2020, and for the three month periods ended March 31, 2020 and 2019, are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring adjustments necessary, for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three month periods ended March 31, 2020 do not necessarily indicate the results to be expected for the full year. The December 31, 2019 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP"). The unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

2. COVID-19 PANDEMIC:

In December 2019, a novel strain of coronavirus ("Covid-19") was first identified, and in March 2020, the World Health Organization categorized Covid-19 as a pandemic. The Covid-19 pandemic is affecting our customers, suppliers, service providers and employees, and the ultimate impacts of Covid-19 on our business, results of operations, liquidity and prospects are not fully known at this time. The Covid-19 outbreak has had a minimal impact on our business to date. However, the following risks and uncertainties are impacting our business:

•        Our key factories are located in Minnesota and Singapore. Both of these locations are subject to government mandated shelter-in-place orders. Because our operations have been deemed essential, we have been able to keep our factories up and running while the shelter-in-place mandates are in effect. We have implemented split-shifts for our factory operations to minimize the number of employees in our facilities at any given time, however, this has not affected our production capacity. Our non-factory employees are required to work remotely. To date, the shelter-in-place mandates have had a minimal impact to operations, but that could change if the pandemic worsens and is more than temporary.

•        Sales of some products, mainly our SQ3000 Multi-Function inspection and measurement systems and MX memory module inspection products, require customer acceptance due to performance or other criteria that is considered more than a formality. Many of our customer’s factories have remained open during the Covid-19 pandemic because they are deemed to be essential under most government shelter-in-place mandates. However, this could change if the pandemic worsens and continuing global travel restrictions could hinder our ability to obtain customer acceptances in a timely manner, and therefore impact the timing of revenue recognition.

•        We have experienced some supply disruptions due to the Covid-19 pandemic, mainly from suppliers not deemed essential by shelter-in-place mandates in certain countries. Key supply chain disruptions have mostly been resolved currently, but that could change significantly if the pandemic worsens and is more than temporary. To date, our on-hand inventories have been sufficient to enable us to work through any supply disruptions.

Although we cannot estimate the length or gravity of the impact of the Covid-19 outbreak at this time, if the pandemic continues, it may have an adverse effect on our results of future operations, financial position and liquidity in fiscal year 2020.

CARES Act

On March 27, 2020, the "Coronavirus Aid, Relief and Economic Security (CARES) Act" was signed into law in the United States. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods and alternative tax credit refunds. It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain circumstances to promote continued employment. We have analyzed the provisions of the CARES Act and presently do not believe it will have a material impact on our financial condition, results of operations or liquidity. However, we will continue to monitor the impact the CARES Act may have on our business.

3. RECENT ACCOUNTING DEVELOPMENTS:

In January 2017, the Financial Accounting Standards Board issued guidance on simplifying the test for goodwill impairment, ASU 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). Under ASU 2017-04, goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, but not in an amount in excess of the carrying value of goodwill. The new standard eliminated the requirement to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. ASU 2017-04 was effective for impairment tests beginning January 1, 2020. Our adoption of ASU 2017-04 did not have any impact on our consolidated financial statements.

There are no other new accounting pronouncements that are expected to have a significant impact on our consolidated financial statements.

4. REVENUE RECOGNITION:

Our revenue performance obligations are primarily satisfied at a point in time and limited revenue streams are satisfied over time as work progresses.

The following is a summary of our revenue performance obligations:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
(In thousands except percentages)	Revenues	Percent of Revenues	Revenues	Percent of Revenues
Revenue recognized over time	$193	1%	$346	2%
Revenue recognized at a point in time	16,236	99%	14,630	98%
	$16,429	100%	$14,976	100%

See Note 11 for additional information regarding disaggregation of revenue.

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

The following summarizes our contract assets and contract liabilities:

(In thousands)	March 31, 2020	December 31, 2019
Contract assets, included in other current assets	$27	$2
Contract liabilities - advance customer payments	$406	$389
Contract liabilities - deferred warranty revenue	$309	$275

Changes in contract assets in the three months ended March 31, 2020 and the three months ended March 31, 2019 resulted from unbilled amounts under sensor product arrangements and longer duration 3D scanning service projects in which revenue is recognized over time. Changes in contract liabilities primarily resulted from reclassification of beginning contract liabilities to revenue as performance obligations were satisfied or from cash received in advance and not recognized as revenue. See Note 9 for changes in contractual obligations related to deferred warranty revenue. Unsatisfied performance obligations are generally expected to be recognized as revenue over the next one to three years. There were no impairment losses for contract assets in the three months ended March 31, 2020 or the three months ended March 31, 2019.

The following summarizes the amounts reclassified from beginning contract liabilities to revenue:

	Three Months Ended March 31,
(In thousands)	2020	2019
Amounts reclassified from beginning contract liabilities to revenue	$76	$30
Amounts reclassified from deferred warranty revenue	100	114
Total	$176	$144

5. MARKETABLE SECURITIES:

Our investments in marketable securities are classified as available-for-sale and consist of the following:

	March 31, 2020
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$5,386	$60	$—	$5,446
Corporate debt securities and certificates of deposit	1,170	2	(1)	1,171
Asset backed securities	975	1	—	976
Marketable securities – short-term	$7,531	$63	$(1)	$7,593
Long-Term
U.S. government and agency obligations	$7,349	$141	$—	$7,490
Corporate debt securities and certificates of deposit	4,760	21	(12)	4,769
Asset backed securities	2,886	17	(5)	2,898
Equity security	42	—	(12)	30
Marketable securities – long-term	$15,037	$179	$(29)	$15,187

	December 31, 2019
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$5,766	$22	$—	$5,788
Corporate debt securities and certificates of deposit	1,085	1	—	1,086
Asset backed securities	1,417	4	—	1,421
Marketable securities – short-term	$8,268	$27	$—	$8,295
Long-Term
U.S. government and agency obligations	$6,524	$30	$(1)	$6,553
Corporate debt securities and certificates of deposit	3,004	14	—	3,018
Asset backed securities	2,535	15	(1)	2,549
Equity security	42	6	—	48
Marketable securities – long-term	$12,105	$65	$(2)	$12,168

Our investments in marketable debt securities all have maturities of less than five years. Net pre-tax unrealized gains for marketable debt securities of $224,000 at March 31, 2020 and $84,000 at December 31, 2019 have been recorded as a component of accumulated other comprehensive loss in stockholders’ equity. We have determined that the net pre-tax unrealized gains and losses for marketable debt securities at March 31, 2020 and December 31, 2019 were caused by fluctuations in interest rates and are temporary in nature. We review our marketable debt securities to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. No marketable securities were sold in the three months ended March 31, 2020 or the three months ended March 31, 2019. See Note 6 for additional information regarding the fair value of our investments in marketable securities.

Investments in marketable securities in an unrealized loss position are as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2020
Corporate debt securities and certificates of deposit	$2,045	$(13)	$—	$—
Asset backed securities	1,140	(5)	—	—
Marketable securities	$3,185	$(18)	$—	$—
December 31, 2019
U.S. government and agency obligations	$149	$(1)	$—	$—
Asset backed securities	684	(1)	—	—
Marketable securities	$833	$(2)	$—	$—

Investments in marketable securities classified as cash equivalents totaled $2.0 million at March 31, 2020 and $2.6 million at December 31, 2019 and consist of corporate debt securities and certificates of deposit. There were no unrealized gains or losses associated with any of these securities at March 31, 2020 or December 31, 2019.

Cash and marketable securities held by foreign subsidiaries totaled $853,000 at March 31, 2020 and $327,000 at December 31, 2019.

6. FAIR VALUE MEASUREMENTS:

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last is considered unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our marketable securities as of March 31, 2020 and December 31, 2019 according to the three-level fair value hierarchy:

	Fair Value Measurements at March 31, 2020 Using
(In thousands)	Balance March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$12,936	$—	$12,936	$—
Corporate debt securities and certificates of deposit	5,940	—	5,940	—
Asset backed securities	3,874	—	3,874	—
Equity security	30	30	—	—
Total marketable securities	$22,780	$30	$22,750	$—

	Fair Value Measurements at December 31, 2019 Using
(In thousands)	Balance December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$12,341	$—	$12,341	$—
Corporate debt securities and certificates of deposit	4,104	—	4,104	—
Asset backed securities	3,970	—	3,970	—
Equity security	48	48	—	—
Total marketable securities	$20,463	$48	$20,415	$—

During the three months ended March 31, 2020 and the year ended December 31, 2019, we owned no Level 3 securities, and there were no transfers within the three level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed which merit a transfer between the levels of the valuation hierarchy.

The fair value for our U.S. government and agency obligations, corporate debt securities and certificates of deposit and asset backed securities are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers. The fair value for our equity security is based on a quoted market price obtained from an active market. The carrying amounts of financial instruments included in cash equivalents approximate their related fair values due to the short-term maturities of those instruments. See Note 5 for additional information regarding our investments in marketable securities.

Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets and right-of-use assets for operating leases are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value in the three months ended March 31, 2020 or the three months ended March 31, 2019. See Note 10 for our analysis regarding potential impairment of goodwill, other long-lived assets and intangibles.

The fair value for trade notes receivable is based on discounted future cash flows using current interest rates that would be offered for a similar transaction to a similarly situated customer. The difference between the carrying amount and estimated fair value for trade notes receivable is immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy. At March 31, 2020, our trade notes receivable were deemed to be fully collectible, and no trade notes receivable were past due more than 90 days or in a non-accrual status with respect to interest income.

7. SHARE-BASED COMPENSATION:

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

Employee Stock Incentive Plan

As of March 31, 2020, there were 185,351 shares of common stock reserved in the aggregate for issuance pursuant to future awards under our Employee Stock Incentive Plan and 558,654 shares of common stock reserved in the aggregate for issuance pursuant to outstanding awards under such plan. Although our Compensation Committee has authority to issue options, restricted stock, restricted stock units, share grants and other share-based benefits under our Employee Stock Incentive Plan, to date only restricted stock units and stock options have been granted under the plan. Options have been granted at an option price per share equal to the market value of our common stock on the date of grant, vest over a four year period and expire seven years after the date of grant. Restricted stock units vest over a four year period and entitle the holders to one share of our common stock for each restricted stock unit. Reserved shares underlying outstanding awards, including options and restricted stock units, that are forfeited are available under the Employee Stock Incentive Plan for future grant.

Non-Employee Director Stock Plan

As of March 31, 2020, there were 52,000 shares of common stock reserved in the aggregate for issuance pursuant to future restricted share grants under our Non-Employee Director Stock Plan and 16,000 shares of common stock reserved in the aggregate for issuance pursuant to outstanding stock option awards under our Non-Employee Director Stock Plan (which previously authorized the granting of stock options to non-employee directors). Under the terms of the plan, each non-employee director receives annual restricted share grants of 2,000 shares of our common stock on the date of each annual meeting at which such director is elected to serve on the board. The annual restricted share grants of common stock vest in four equal quarterly installments during the year after the grant date, provided the non-employee director is still serving as a director on the applicable vesting date.

On the date of our 2019 annual meeting, we issued a total of 8,000 shares of our common stock to our non-employee directors, which were restricted as specified in the Non-Employee Director Stock Plan. The shares granted at the 2019 annual meeting had an aggregate fair market value on the date of grant equal to $138,000 (grant date fair value of $17.26 per share). As of March 31, 2020, 6,000 of these shares were vested. The aggregate fair value of the 2,000 unvested shares based on the closing price of our common stock on March 31, 2020 was $34,000.

Stock Option Activity

The following is a summary of stock option activity in the three months ended March 31, 2020:

	Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2019	520,513	$12.25
Granted	—	—
Exercised	(10,063)	8.44
Expired	—	—
Forfeited	—	—
Outstanding, March 31, 2020	510,450	$12.33

Exercisable, March 31, 2020	370,876	$10.39

The intrinsic value of an option is the amount by which the market price of the underlying common stock exceeds the option's exercise price. For options outstanding at March 31, 2020, the weighted average remaining contractual term of all outstanding options was 3.4 years and their aggregate intrinsic value was $2.9 million. At March 31, 2020, the weighted average remaining contractual term of options that were exercisable was 2.5 years and their aggregate intrinsic value was $2.8 million. The aggregate intrinsic value of stock options exercised was $140,000 in the three months ended March 31, 2020 and $57,000 in the three months ended March 31, 2019. We received proceeds from stock option exercises of $85,000 in the three months ended March 31, 2020 and $59,000 in the three months ended March 31, 2019. No stock options vested in the three months ended March 31, 2020.

Restricted Shares and Restricted Stock Units

Restricted shares are granted under our Non-Employee Director Stock Plan. Restricted stock units are granted under our Employee Stock Incentive Plan. No restricted shares or restricted stock units were granted in the three months ended March 31, 2020. The aggregate fair value of outstanding restricted shares and restricted stock units based on the closing share price of our common stock as of March 31, 2020 was $1.1 million. The aggregate fair value of restricted shares and restricted stock units that vested, based on the closing price of our common stock on the vesting date, was $45,000 in the three months ended March 31, 2020 and $43,000 in the three months ended March 31, 2019.

The following is a summary of activity in restricted shares and restricted stock units in the three months ended March 31, 2020:

Restricted shares and restricted stock units	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	68,204	$17.39
Granted	—	—
Vested	(2,000)	17.26
Forfeited	—	—
Non-vested at March 31, 2020	66,204	$17.39

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under the terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period (which begins on August 1st and ends on July 31st of each year). No shares were purchased under this plan in the three months ended March 31, 2020 or the three months ended March 31, 2019. As of March 31, 2020, 156,688 shares remain available for future purchase under the Employee Stock Purchase Plan.

Share-Based Compensation Information

All share-based compensation awarded to our employees and non-employee directors, including grants of stock options, restricted stock units and restricted shares, are required to be recognized as an expense in our consolidated statements of operations based on the grant date fair value of the award. We utilize the straight-line method of expense recognition over the award's service period for our graded vesting options. The fair value of stock options has been determined as of the date of grant using the Black-Scholes model. We have classified employee share-based compensation within our statements of operations in the same manner as our cash-based employee compensation costs.

Pre-tax share-based compensation expense in the three months ended March 31, 2020 totaled $272,000, and included $114,000 for stock options, $23,000 for our Employee Stock Purchase Plan, $101,000 for restricted stock units and $34,000 for restricted shares.

Pre-tax share-based compensation expense in the three months ended March 31, 2019 totaled $244,000, and included $107,000 for stock options, $29,000 for our Employee Stock Purchase Plan, $76,000 for restricted stock units and $32,000 for restricted shares.

At March 31, 2020, the total unrecognized compensation cost related to non-vested share-based compensation arrangements was $2.1 million and the related weighted average period over which such cost is expected to be recognized is 2.79 years.

8. CHANGES IN STOCKHOLDERS’ EQUITY:

A reconciliation of the changes in our stockholders' equity is as follows:

Three months ended March 31, 2020:

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance, December 31, 2019	7,155	$36,659	$(1,406)	$23,071	$58,324
Exercise of stock options	10	85	—	—	85
Share-based compensation	—	272	—	—	272
Other comprehensive loss, net of tax	—	—	(490)	—	(490)
Net income	—	—	—	844	844
Balance, March 31, 2020	7,165	$37,016	$(1,896)	$23,915	$59,035

Three months ended March 31, 2019:

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance December 31, 2018	7,101	$35,637	$(1,690)	$22,264	$56,211
Increase related to adoption of ASU 2016-02	—	—	—	33	33
Exercise of stock options	6	59	—	—	59
Share-based compensation	—	244	—	—	244
Other comprehensive income, net of tax	—	—	133	—	133
Net income	—	—	—	495	495
Balance, March 31, 2019	7,107	$35,940	$(1,557)	$22,792	$57,175

9. OTHER FINANCIAL STATEMENT DATA:

Inventories consist of the following:

(In thousands)	March 31, 2020	December 31, 2019
Raw materials and purchased parts	$10,556	$9,845
Work in process	2,055	1,837
Finished goods	3,055	2,373
Demonstration inventories, net	1,384	1,525
Total inventories	$17,050	$15,580

Excess and obsolete inventories were written down by $656,000 at March 31, 2020 and $649,000 at December 31, 2019. Demonstration inventories are stated at cost less accumulated amortization, generally based on a 36 month useful life. Accumulated amortization for demonstration inventories totaled $2.4 million at both March 31, 2020 and December 31, 2019.

Accrued expenses consist of the following:

(In thousands)	March 31, 2020	December 31, 2019
Wages and benefits	$1,487	$1,319
Warranty liability	748	761
Income taxes payable	219	333
Other	105	159
	$2,559	$2,572

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

A reconciliation of the changes in our estimated warranty liability is as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Balance at beginning of period	$798	$789
Accrual for warranties	230	174
Warranty revision	1	17
Settlements made during the period	(244)	(154)
Balance at end of period	785	826
Current portion of estimated warranty liability	(748)	(795)
Long-term estimated warranty liability	$37	$31

Deferred warranty revenue:

The current portion of our deferred warranty revenue is included as a component of advance customer payments. The long-term portion of our deferred warranty revenue is included as a component of other liabilities. A reconciliation of the changes in our deferred warranty revenue is as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Balance at beginning of period	$275	$218
Revenue deferrals	134	87
Amortization of deferred revenue	(100)	(114)
Total deferred warranty revenue	309	191
Current portion of deferred warranty revenue	(227)	(186)
Long-term deferred warranty revenue	$82	$5

10. INTANGIBLE ASSETS:

Impairment Considerations (goodwill and intangibles)

The current Covid-19 pandemic has caused a significant deterioration in global economic conditions, including high levels of unemployment and a significant contraction in economic activity. The global economy may be in the midst of an economic recession or depression. We evaluate the carrying value of goodwill and intangibles for impairment whenever management believes indicators of impairment might exist. A significant deterioration in macroeconomic conditions is a key indicator of possible impairment. In addition to macroeconomic conditions, management considered the factors in ASC 350 when analyzing goodwill and intangibles for possible impairment, including the following:

  Conditions in the global SMT and semiconductor capital equipment markets;
  Our revenue and profitability in the three months ended March 31, 2020;
  Our backlog at March 31, 2020, which stood at $24.8 million;
  Our forecasts for revenue and profitability for the remainder of 2020;
  The manner of use and applicability of our intangibles, which is not expected to change; and
  Our stock market capitalization, which is significantly greater than our net book value.

After carefully considering the factors outlined above, among others, we determined that it is more likely than not that our goodwill and intangibles were not impaired as of March 31, 2020.

Intangible assets consist of the following:

	March 31, 2020			December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,916	$(2,700)	$216	$2,898	$(2,662)	$236
Software	206	(178)	28	206	(170)	36
Marketing assets and customer relationships	101	(65)	36	101	(63)	38
	$3,223	$(2,943)	$280	$3,205	$(2,895)	$310

Amortization expense in the three months ended March 31, 2020 and the three months ended March 31, 2019 was as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Patents	$38	$31
Software	8	7
Marketing assets and customer relationships	2	2
	$48	$40

Estimated aggregate amortization expense based on current intangible assets for the next five years is expected to be as follows: $126,000 for the remainder of 2020; $100,000 in 2021; $43,000 in 2022; $9,000 in 2023; and $2,000 in 2024.

11. REVENUE CONCENTRATIONS, SIGNIFICANT CUSTOMERS AND GEOGRAPHIC AREAS:

The following summarizes our revenue by product line:

	Three Months Ended March 31,
(In thousands)	2020	2019
High Precision 3D and 2D Sensors	$4,122	$3,749
Inspection and Metrology Systems	8,361	7,091
Semiconductor Sensors	3,946	4,136
Total	$16,429	$14,976

Export revenues as a percentage of total revenues was 72% in the three months ended March 31, 2020 and 71% in the three months ended March 31, 2019. Export revenues are attributed to the country where the product is shipped. Substantially all of our export revenues are negotiated, invoiced and paid in U.S. dollars. Export revenues by geographic area are summarized as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Americas	$401	$371
Europe	2,103	2,658
China	3,880	2,775
Taiwan	1,716	2,144
Other Asia	3,680	2,613
Other	—	44
Total export sales	$11,780	$10,605

In the three months ended March 31, 2020, sales to significant customer A accounted for 15% of our total revenue. As of March 31, 2020, accounts receivable from significant customer A was $1.4 million.

12. NET INCOME PER SHARE:

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

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended March 31, 2020
Basic	$844	7,157	$0.12
Dilutive effect of common equivalent shares	—	210	(0.01)
Dilutive	$844	7,367	$0.11

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended March 31, 2019
Basic	$495	7,100	$0.07
Dilutive effect of common equivalent shares	—	222	—
Dilutive	$495	7,322	$0.07

Potentially dilutive shares consist of stock options, restricted stock units, restricted shares and purchases of shares under our Employee Stock Purchase Plan. Potentially dilutive shares excluded from the calculations of net income per diluted share due to their anti-dilutive effect were as follows: 145,000 shares in the three months ended March 31, 2020 and 160,000 shares in the three months ended March 31, 2019.

13. OTHER COMPREHENSIVE INCOME (LOSS):

Reclassification adjustments are made to avoid double counting for items included in other comprehensive income (loss) that are also recorded as part of net income. There were no reclassification adjustments in the three months ended March 31, 2020 or the three months ended March 31, 2019. Taxes related to items of other comprehensive income (loss) are as follows:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount	Before Tax	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments	$(600)	$—	$(600)	$87	$—	$87
Unrealized gains on available-for-sale securities	140	(30)	110	58	(12)	46
Other comprehensive income (loss)	$(460)	$(30)	$(490)	$145	$(12)	$133

At March 31, 2020 and March 31, 2019, components of accumulated other comprehensive loss are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balances at December 31, 2019	$(1,475)	$69	$(1,406)
Other comprehensive income (loss) for the three months ended March 31, 2020	(600)	110	(490)
Balances at March 31, 2020	$(2,075)	$179	$(1,896)

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balances at December 31, 2018	$(1,649)	$(41)	$(1,690)
Other comprehensive income for the three months ended March 31, 2019	87	46	133
Balances at March 31, 2019	$(1,562)	$5	$(1,557)

14. INCOME TAXES:

We recorded income tax expense of $149,000 in the three months ended March 31, 2020, compared to income tax expense of $134,000 in the three months ended March 31, 2019. Our income tax expense in the three months ended March 31, 2020 reflected an effective tax rate of approximately 15% compared to an effective tax rate of approximately 21% in the three months ended March 31, 2019. The reduction in our effective tax rate in the three months ended March 31, 2020, when compared to the three months ended March 31, 2019, was due to deductions for Foreign Derived Intangible Income ("FDII") and Global Intangible Low-Taxed Income ("GILTI") and foreign tax credits. We previously were unable to take advantage of these additional deductions and credits due to our un-used federal net operating loss carry-forwards which are being forecasted to be used up in 2020. On a recurring basis, our effective income tax rate is significantly impacted by the GILTI and FDII regulations, U.S. federal R&D tax credits and foreign tax credits.

We have significant deferred tax assets as a result of temporary differences between taxable income on our tax returns and U.S. GAAP income, R&D tax credit carry forwards and federal, state and foreign net operating loss carry forwards. A deferred tax asset generally represents future tax benefits to be received when temporary differences previously reported in our consolidated financial statements become deductible for income tax purposes, when net operating loss carry forwards could be applied against future taxable income, or when tax credit carry forwards are utilized on our tax returns. We assess the realizability of our deferred tax assets and the need for a valuation allowance based on the guidance provided in current financial accounting standards.

Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods, our experience with loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, we first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions in which we operate, our financial performance in recent quarters, statutory carry-forward periods and tax planning alternatives. In addition, we considered both our near-term and long-term financial outlook. After considering all available evidence (both positive and negative), we concluded that recognition of valuation allowances for substantially all of our U.S. and Singapore based deferred tax assets were not required.

15. OPERATING LEASES:

Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long-term operating lease liabilities in our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate to determine the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components (e.g., common-area or other maintenance costs) which are generally accounted for separately and expensed monthly.

In February 2020, we finalized an extension to our lease for our existing 19,805 square foot mixed office and warehouse facility in Singapore, which serves as a sales, development and final assembly and integration facility for our inspection and metrology system products. The lease runs from the expiration date of our old lease in July 2020 through July 24, 2023. The new lease does not contain any incentives or renewal options. Rent and facility operating costs under the new lease are expected to remain unchanged when compared to the old lease expiring in July 2020.

At March 31, 2020, the future maturities of lease liabilities are as follows:

Twelve months ending March 31,	(In thousands)
2021	$952
2022	961
2023	977
2024	778
2025	662
2026 and thereafter	909
Total lease payments	5,239
Less: amount representing interest	745
Present value of operating lease liabilities	$4,494

At March 31, 2020, the weighted average remaining term for our operating leases is 5.58 years, and the weighted average discount rate applied to our operating leases was 5.18%.

Operating lease liabilities were increased by $886,000 in the three months ended March 31, 2020 for ROU assets related to the extended lease for our Singapore facility. Incentives from the landlord recorded as leasehold improvements in the three months ended March 31, 2019 were $691,000.

16. SHARE REPURCHASES:

In July 2019, our Board of Directors authorized a $3.0 million share repurchase program. Our common stock may be acquired from time to time in open market transactions, block purchases and other transactions complying with the Securities and Exchange Commission's Rule 10b-18. There were no share repurchases under this program in the three months ended March 31, 2020. The share repurchase program will terminate on June 30, 2020.

17. CONTINGENCIES:

We are periodically a defendant in lawsuits, claims and disputes in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, management presently believes the disposition of these matters will not have a material effect on our financial position, results of operations or cash flows.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS:

The following management’s discussion and analysis of the financial condition and results of operations of CyberOptics Corporation and its wholly-owned subsidiaries ("we", "us" and "our") contains a number of estimates and predictions that are forward looking statements rather than statements based on historical fact. Among other matters, we discuss (i) a possible world-wide recession or depression resulting from the economic consequences of the Covid-19 pandemic; (ii) the negative effect on our revenue and operating results of the Covid-19 crises on our customers and suppliers and the global supply chain; (iii) the availability of parts to meet customer orders; (iv) the level of anticipated revenues, gross margins, and expenses; (v) the timing of orders and shipments of our existing products, particularly our 3D Multi-Reflection Suppression™ (MRS™)-enabled SQ3000™ Multi-Function system for automated optical inspection ("AOI")  and MX systems for memory module inspection; (vi) the level of orders from our original equipment manufacturer ("OEM") customers; (vii) the timing of initial revenue and projected improvements in gross margins from sales of new products that have been recently introduced, that we have under development or that we anticipate introducing in the future; (viii) the market acceptance of our SQ3000 Multi-Function inspection and measurement system and products for semiconductor advanced packaging inspection and metrology (ix) our assessment of trends in the surface mount technology ("SMT") and semiconductor capital equipment markets, and the impact of the current economic crisis resulting from the Covid-19 pandemic on the markets for our products; and (x) changes in the level of tariffs and other trade policies of the United States. Although we have made these statements based on our experience and expectations regarding future events, there may be events or factors that we have not anticipated. Therefore, the accuracy of our forward-looking statements and estimates are subject to a number of risks, including those risks identified in our Annual Report on Form 10-K for the year ended  December 31, 2019.

RESULTS OF OPERATIONS

General

We are a leading global developer and manufacturer of high precision 3D sensors and system products for inspection and metrology. We also develop and manufacture our WaferSense® products, which is a family of wireless, wafer-shaped sensors that provide measurements of critical factors in the semiconductor fabrication process. We intend to leverage our sensor technologies in the surface mount technology ("SMT") and semiconductor industries to deliver profitable growth. A key element of our strategy is the continued development and sale of high precision 3D sensors and system products based on our proprietary Multi-Reflection Suppression ("MRS") technology. We believe that our MRS technology is a breakthrough 3D optical technology for high-end inspection and metrology with the potential to significantly expand our markets. Another key element in our strategy is the continued development and introduction of new sensor applications for our WaferSense® family of products.

Our operating results in 2019 were affected by the cyclical, industry-wide slowdown in demand for SMT and semiconductor capital equipment as well as uncertainty surrounding the global trade environment. We believe that the three months ended September 30, 2019 marked the trough of the downturn in the SMT and semiconductor capital equipment markets, and that industry conditions have started to strengthen. Over the longer-term (i.e., the next several years), we expect a growing number of opportunities in the markets for SMT and semiconductor inspection and metrology. We believe that our 3D MRS-enabled sensor and system products and our WaferSense® family products have the potential to expand our presence in the markets for SMT and semiconductor capital equipment.

Manufacturing yield challenges as electronics and semiconductors become more complex are driving the need for more precise inspection and metrology. In our view, 3D inspection and metrology represent high-growth segments in both the SMT and semiconductor capital equipment markets. We believe our 3D MRS technology platform is well suited for many applications in these markets, particularly with respect to complex circuit boards and semiconductor wafer level and advanced packaging inspection and metrology applications. We are taking advantage of current market trends by deploying our 3D MRS sensor technology in the following products:

•

Our SQ3000™ Multi-Function inspection and measurement machines (the SQ3000 and SQ3000™ 3D CMM) for AOI, Solder Paste Inspection ("SPI") and coordinate measurement ("CMM") applications, which are designed to expand our presence in markets requiring high precision inspection and metrology. In these markets, identifying defects has become highly challenging and critical due to smaller semiconductor and electronics packaging and increasing component density on circuit boards. In our view, the 3D MRS sensor technology used in our products is uniquely suited for many of these applications because of its ability to offer microscopic image quality and superior measurement performance at production line speeds.

•

Our next generation MX3000 AOI system for 3D inspection of memory modules following the singulation step of the manufacturing process. We recognized our first revenue from the sale of the MX3000 in the first quarter of 2020.

19

•

Our next generation ultra-high resolution three micron pixel 3D NanoResolution MRS sensor, which is capable of measuring feature sizes down to 25 microns accurately and at high speeds, and is suitable for many semiconductor wafer level and advanced packaging inspection and metrology applications. We are targeting one micron, three-sigma accuracy, at speeds that would inspect more than 25 300-millimeter wafers in an hour. We anticipate that sales of 3D MRS-enabled sensors and systems for semiconductor wafer level and advanced packaging inspection and metrology applications will represent compelling long-term growth opportunities. We have adapted the software used in our SQ3000™ Multi-Function systems to work with wafer handling equipment to facilitate sales of our 3D NanoResolution MRS sensor to OEMs and system integrators.

Revenue from our MRS based products, including 3D AOI systems and high precision 3D MRS sensors, increased by $2.9 million or 66% to $7.2 million in the first quarter of 2020, from $4.3 million in the first quarter of 2019. We believe we will continue to increase sales of products based on our MRS technology in the SMT and semiconductor capital equipment markets. In particular, we believe inspection and metrology products for semiconductor wafer level and advanced packaging applications represent significant long-term growth opportunities. We anticipate increasing sales of MRS-based products by reaching new OEM customers and system integrators, and by expanding direct sales to end-user customers.

We have continued to invest in our WaferSense® family of products, because fabricators of semiconductors and other customers view these products as valuable tools for improving yields and productivity. We have recently introduced several new WaferSense® products to further enhance our revenue growth prospects, including the In-Line Particle Sensor™ (IPS™), which detects particles in gas and vacuum lines in semiconductor process equipment, and is particularly relevant for EUV lithography tools. Additional WaferSense® applications are currently under development. Over the longer-term, strong future sales growth is anticipated for our WaferSense® family of products.

Our order backlog was $24.8 million at March 31, 2020, an increase from $17.7 million at December 31, 2019, and $11.6 million at March 31, 2019. We are forecasting sales of $15.5 to $17.5 million for the second quarter of 2020. We believe that demand in the SMT and semiconductor capital equipment markets will remain solid in 2020. However, an increase in the severity of the current Covid-19 outbreak, or a resulting prolonged economic recession or depression, could cause a slow-down in demand for SMT and semiconductor capital equipment. Over the long-term, anticipated sales growth of our 3D MRS-enabled products and WaferSense sensors should increase our revenues and net income in the future.

Impact from Covid-19

In December 2019, a novel strain of coronavirus ("Covid-19") was first identified, and in March 2020, the World Health Organization categorized Covid-19 as a pandemic. The Covid-19 pandemic is affecting our customers, suppliers, service providers and employees, and the ultimate impacts of Covid-19 on our business, results of operations, liquidity and prospects are not fully known at this time. However, the Covid-19 outbreak has had a minimal impact on our business to date. Our revenues increased by 10% to $16.4 in the first quarter of 2020, from $15.0 million in the first quarter of 2019. As noted above, we ended the first quarter of 2020 with a record quarterly backlog, and are still forecasting a solid year-over-year revenue growth in the second quarter of 2020. However, this could change if the pandemic worsens. The most significant impacts currently on our business from the Covid-19 pandemic include the following:

•        Our key factories are located in Minnesota and Singapore. Both of these locations are subject to government mandated shelter-in-place orders. Because our operations have been deemed essential, we have been able to keep our factories up and running while the shelter-in-place mandates are in effect. We have implemented split-shifts for our factory operations to minimize the number of employees in our facilities at any given time, however, this has not affected our production capacity. Our non-factory employees are required to work remotely. To date, the shelter-in-place mandates have had a minimal impact on employee productivity, mainly some disruption to ongoing research and development ("R&D") activities, but that could change if the pandemic worsens and is more than temporary.

•        Sales of some products, mainly our SQ3000 Multi-Function inspection and measurement systems and MX memory module inspection products, require customer acceptance due to performance or other criteria that is considered more than a formality. Many of our customer’s factories have remained open during the Covid-19 pandemic because they are deemed to be essential under most government shelter-in-place mandates. However, this could change if the pandemic worsens and global travel restrictions could hinder our ability to obtain customer acceptances in a timely manner, and therefore impact the timing of revenue recognition.

•        We have experienced some supply disruptions due to the Covid-19 pandemic, mainly from suppliers not deemed essential by shelter-in-place mandates in certain countries. Key supply chain disruptions have been mostly resolved, but that could change significantly if the pandemic worsens and is more than temporary. To date, our on-hand inventories have been sufficient to enable us to work through any supply disruptions with minimal impact on our sales or ability to service customers. We presently do not expect that supply chain disruptions will have a significant impact on our revenue in the second quarter of 2020.

We currently do not anticipate any significant credit losses or asset impairments resulting from the Covid-19 pandemic. As of March 31, 2020, our available balances of cash and marketable securities totaled $28.8 million. We believe that we have the resources required to attain our growth objectives and to meet any unforeseen difficulties resulting from the Covid-19 pandemic. We will continue to closely monitor the Covid-19 pandemic and its impact on our business in the coming months.

CARES Act

On March 27, 2020, the "Coronavirus Aid, Relief and Economic Security (CARES) Act" was signed into law in the United States. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods and alternative tax credit refunds. It also appropriated funds for the SBA Paycheck Protection Program loans that are forgivable in certain circumstances to promote continued employment. We have analyzed the provisions of the CARES Act and presently do not believe it will have a material impact on our financial condition, results of operations or liquidity. However, we will continue to monitor the impact the CARES Act may have on our business.

Revenues

Our revenues increased by 10% to $16.4 million in the three months ended March 31, 2020, from $15.0 million in the three months ended March 31, 2019. The following table sets forth revenues by product line for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In thousands)	2020	2019	% Change
High Precision 3D and 2D Sensors	$4,122	$3,749	10%
Inspection and Metrology Systems	8,361	7,091	18%
Semiconductor Sensors	3,946	4,136	(5)%
Total	$16,429	$14,976	10%

Revenues from sales of high precision 3D and 2D sensors increased by $373,000 or 10% to $4.1 million in the three months ended March 31, 2020, from $3.7 million in the three months ended March 31, 2019. Sales of high precision 3D MRS-enabled sensors increased by $1.3 million or 76% to $3.1 million in the three months ended March 31, 2020 from $1.7 million in the three months ended March 31, 2019. The increase was due to improving conditions in the global semiconductor capital equipment market. Sales of older 2D legacy sensors, which declined on a year-over-year basis in the three months ended March 31, 2020, are expected to rebound and post modest year-over-year growth in the second quarter of 2020. Sales of high precision 3D and 2D sensors are dependent on the success of our OEM customers selling products that incorporate our sensors. We believe sales of our new 3D MRS enabled sensors will represent an increasing percentage of our total high precision 3D and 2D sensor sales in the future. Quarterly sales of high precision 3D and 2D sensors, including 3D MRS enabled sensors, are prone to significant fluctuations due to variations in market demand.

Revenues from sales of inspection and metrology systems increased by $1.3 million or 18% to $8.4 million in the three months ended March 31, 2020, from $7.1 million in the three months ended March 31, 2019. The revenue increase was primarily due to higher sales of SQ3000™ Multi-Function inspection and measurement systems, which increased by $848,000 or 34% to $3.3 million in the three months ended March 31, 2020 from $2.5 million in the three months ended March 31, 2019. The increase in sales of SQ3000™ Multi-Function systems was due to the competitive advantages offered by our SQ3000™ Multi-Function system products, and because many companies are transitioning from 2D AOI to 3D AOI to meet the increasingly demanding product inspection and metrology requirements in the SMT and semiconductor markets. The market transition away from 2D AOI is expected to result in an industry-wide 30% compound annual rate of growth in global sales of 3D AOI systems through 2024. Given these market dynamics and because of the competitive advantages inherent in our 3D MRS sensor technology, we anticipate sales of SQ3000™ Multi-Function systems will represent an increasing percentage of our total inspection and metrology system sales in the future. Revenues from sales of 2D and 3D memory module inspection systems were down slightly in the three months ended March 31, 2020, when compared to the three months ended March 31, 2019. In the three months ended March 31, 2020, we recognized revenue from the first order for our next generation 3D MRS-enabled MX3000 memory module inspection system. This order was made to a new memory customer. As a result, two of the world’s three largest memory manufacturers now use either our 2D MX600 or 3D MX3000 memory module inspection systems. We believe the potential market opportunity for the MX3000 system is significant. Revenues from sales of legacy inspection system products were up approximately $1.0 million in the three months ended March 31, 2020, when compared to the same period of last year.

Revenues from sales of semiconductor sensors, principally our WaferSense® line of products, decreased by $190,000 or 5% to $3.9 million in the three months ended March 31, 2020, from $4.1 million in the three months ended March 31, 2019. The sales decrease in 2020 occurred because significant sales of WaferSense products were made in the three months ended March 31, 2019 to Asian semiconductor manufacturing facilities that were commissioned in 2018. The order backlog of semiconductor sensors remains strong, although a sequential sales decline is forecasted for the second quarter of 2020. Over the longer-term, we anticipate that the benefits from growing market awareness of our WaferSense products, improved account penetration at major semiconductor manufacturers and capital equipment suppliers and new product introductions will lead to additional WaferSense® product sales.

Export revenues totaled $11.8 million or 72% of our total revenues in the three months ended March 31, 2020, compared to $10.6 million or 71% of total revenues in the three months ended March 31, 2019. There was no significant change in export revenues as a percentage of total revenues in the three months ended March 31, 2020, when compared to the three months ended March 31, 2019.

Cost of Revenues and Gross Margin

Cost of revenues increased by $1.2 million or 15% to $9.1 million in the three months ended March 31, 2020, from $8.0 million in the three months ended March 31, 2019. The increase in cost of revenues was due to a 10% increase in revenues in the three months ended March 31, 2020 and a change in product mix.

Total gross margin as a percentage of revenues was 44% in the three months ended March 31, 2020, compared to 47% in the three months ended March 31, 2019. The reduction in gross margin percentage in the three months ended March 31, 2020 was primarily due to a less favorable product mix. Sales of higher margin semiconductor sensors represented a smaller percentage of our total revenues in the three months ended March 31, 2020 when compared to the three months ended March 31, 2019. In addition, the gross margin percentage for our next generation 3D MRS-enabled MX3000 memory module inspection system is lower than many of our other products due the significant material handling and automation required. Continued pricing pressures also contributed to the decline in total gross margin as a percentage of revenues.

Our total gross margin as a percentage of revenues in the second quarter of 2020 is expected to be consistent with the first quarter of 2020.

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

Operating Expenses

R&D expenses were $2.4 million or 15% of revenues in the three months ended March 31, 2020, compared to $2.3 million or 15% of revenues in the three months ended March 31, 2019. The increase in R&D expenses in three months ended March 31, 2020 were the result of higher compensation costs for new and existing R&D employees, including higher bonus accruals due to our improved financial performance. Current R&D expenditures are primarily focused on continued development of our portfolio of  next generation ultra-high resolution 3D MRS-enabled sensors and systems, and the continued development of new WaferSense® products. We also continue to enhance our SQ3000™ Multi-Function inspection and measurement machines. The Covid-19 pandemic has caused some disruption to ongoing R&D activities due to requirements for employees to work remotely.

Selling, general and administrative ("S,G&A") expenses were $4.2 million or 25% of revenues in the three months ended March 31, 2020, compared to $4.2 million or 28% of revenues in the three months ended March 31, 2019. The decrease in S,G&A expenses as a percentage of revenues in the three months ended March 31, 2020 primarily reflected our higher revenue level. S,G&A expenses in the three months ended March 31, 2020 were favorably impacted by lower costs for travel and the cancellation of trade shows due to the Covid-19 pandemic, offset by higher costs for professional fees and bonus accruals due to our improved financial performance.

Total operating expenses in the second quarter of 2020 are expected to be roughly unchanged on a quarterly sequential basis.

Interest Income and Other

Interest income and other includes interest earned on investments and gains and losses associated with foreign currency transactions, primarily intercompany financing transactions associated with our subsidiaries in the United Kingdom, Singapore and China. In the three months ended March 31, 2020, we recognized gains from foreign currency transactions of $172,000. In the three months ended March 31, 2019, we recognized losses from foreign currency transactions of $18,000.

Income Taxes

We recorded income tax expense of $149,000 in the three months ended March 31, 2020, compared to income tax expense of $134,000 in the three months ended March 31, 2019. Our income tax expense in the three months ended March 31, 2020 reflected an effective tax rate of approximately 15% compared to an effective tax rate of approximately 21% in the three months ended March 31, 2019. The reduction in our effective tax rate in the three months ended March 31, 2020, when compared to the three months ended March 31, 2019, was due to deductions for Foreign Derived Intangible Income ("FDII") and Global Intangible Low-Taxed Income ("GILTI") and foreign tax credits. We previously were unable to take advantage of these additional deductions and credits due to our un-used federal net operating loss carry-forwards which are being forecasted to be used up in 2020. On a recurring basis, our effective income tax rate is significantly impacted by the GILTI and FDII regulations, U.S. federal R&D tax credits and foreign tax credits.

We have significant deferred tax assets as a result of temporary differences between taxable income on our tax returns and U.S. GAAP income, R&D tax credit carry forwards and federal, state and foreign net operating loss carry forwards. A deferred tax asset generally represents future tax benefits to be received when temporary differences previously reported in our consolidated financial statements become deductible for income tax purposes, when net operating loss carry forwards could be applied against future taxable income, or when tax credit carry forwards are utilized on our tax returns. We assess the realizability of our deferred tax assets and the need for a valuation allowance based on the guidance provided in current financial accounting standards.

Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods, our experience with loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, we first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions in which we operate, our financial performance in recent quarters, statutory carry-forward periods and tax planning alternatives. In addition, we considered both our near-term and long-term financial outlook. After considering all available evidence (both positive and negative), we concluded that recognition of valuation allowances for substantially all of our U.S. and Singapore based deferred tax assets were not required.

Liquidity and Capital Resources

Our cash and cash equivalents increased by $233,000 in the three months ended March 31, 2020. Cash provided by operating activities was $2.5 million. Investing activities used $2.3 million of cash, with purchases of marketable securities totaling $5.3 million and purchases of fixed assets and capitalized patent costs totaling $146,000, being partially offset by proceeds of $3.1 million from maturities of marketable securities. Our cash and cash equivalents fluctuate in part because of sales and maturities of marketable securities and investment of cash balances in marketable securities, and from other sources of cash. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity than cash balances alone. Combined balances of cash and marketable securities increased by $2.5 million to $28.8 as of March 31, 2020, from $26.3 million as of December 31, 2019.

Operating activities provided $2.5 million of cash in the three months ended March 31, 2020. The amount of cash provided by operations was favorably impacted by net income of $844,000. Net income was affected by non-cash expenses totaling $751,000 for depreciation and amortization, non-cash operating lease expense, recovery for doubtful accounts, deferred taxes, non-cash gains from foreign currency transactions, share-based compensation costs and an unrealized loss on our available-for-sale equity security. Changes in operating assets and liabilities providing cash included a decrease in accounts receivable of $1.8 million and an increase in accounts payable of $1.3 million. Changes in operating assets and liabilities using cash included an increase in inventories of $2.1 million, payments for operating lease liabilities of $200,000 and minimal changes in other operating assets and liabilities totaling $46,000. Accounts receivable decreased due to faster collection of accounts receivable and a small decrease in sales in the first quarter of 2020 compared to the fourth quarter of 2019. We ended the first quarter of 2020 with a record quarterly backlog. Inventories and accounts payable at March 31, 2020 increased due to planned purchases of raw materials to meet customer demand, with more raw materials being acquired in the first quarter of 2020 compared to the fourth quarter of 2019.

Investing activities used $2.3 million of cash in the three months ended March 31, 2020. Changes in the level of investment in marketable securities, resulting from purchases and maturities of those securities, used $2.2 million of cash in the three months ended March 31, 2020. We used $146,000 of cash in the three months ended March 31, 2020 for the purchase of fixed assets and capitalized patent costs.

Financing activities from the exercise of stock options provided $85,000 of cash in the three months ended March 31, 2020.

In July 2019, our Board of Directors authorized a $3.0 million share repurchase program through June 30, 2020. No shares were repurchased under this program in the three months ended March 31, 2020.

In February 2020, we finalized an extension to our lease for our existing 19,805 square foot mixed office and warehouse facility in Singapore, which serves as a sales, development and final assembly and integration facility for our inspection and metrology system products. The new lease runs from the expiration date of our old lease in July 2020 through July 24, 2023. Rent and facility operating costs under the new lease are expected to remain unchanged when compared to the old lease expiring in July 2020.

At March 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. These entities are established by some companies for the purpose of establishing off-balance sheet arrangements or for other contractually narrow or limited purposes.

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

PART II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. There are no material changes from these risk factors, other than the addition of the following risk factor:

The Covid-19 pandemic has significantly and negatively impacted worldwide economic conditions likely resulting in a recession or depression, and could have a material adverse effect on our operations and business in the future.  The Covid-19 pandemic is likely to affect our business, especially if government authorities continue to impose mandatory closures, shelter-in-place mandates and social distancing protocols, and seek voluntary facility closures or impose other restrictions. These actions could materially adversely affect our ability to adequately staff and maintain our operations and negatively impact long-term research and development projects. Global travel restrictions could continue to hinder our ability to obtain timely customer acceptance for some product sales, which would negatively impact our revenue and operating results. Our global supply chain has been and may continue to be disrupted, which could negatively impact our sales and ability to service our customers. In addition, the economic disruptions caused by the Covid-19 outbreak could prevent customers from paying us for our products and result in significant credit losses. A prolonged global recession or depression resulting from the Covid-19 pandemic most likely would have a significant negative impact on our revenue and operating results, and could lead to asset impairment charges. As we cannot predict the duration or scope of the Covid-19 pandemic, the anticipated negative financial impact to our operating results cannot be reasonably estimated, but could be material and last for an extended period of time.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

In July 2019, our Board of Directors authorized a $3.0 million share repurchase program. Our common stock may be acquired from time to time in open market transactions, block purchases and other transactions complying with the Securities and Exchange Commission’s Rule 10b-18. There were no share repurchases under this program in the three months ended March 31, 2020. The share repurchase program will terminate on June 30, 2020.

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

Dated: May 8, 2020

