Form 10-Q
period 2020-06-30
CYBEROPTICS CORP
filed 2020-08-07
CIK 768411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At July 31, 2020, there were 7,252,984 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

CYBEROPTICS CORPORATION

(Unaudited)

(In thousands, except share information)	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$6,609	$5,836
Marketable securities	7,971	8,295
Accounts receivable, less allowances of $313 at June 30, 2020 and $322 at December 31, 2019	14,883	16,059
Inventories	19,915	15,580
Prepaid expenses	472	559
Other current assets	1,852	1,020
Total current assets	51,702	47,349

Marketable securities, long-term	14,499	12,168
Equipment and leasehold improvements, net	3,034	3,341
Intangible assets, net	258	310
Goodwill	1,366	1,366
Right-of-use assets (operating leases)	2,780	2,111
Trade notes receivable, long-term	790	962
Deferred tax assets	4,981	4,992
Total assets	$79,410	$72,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$9,587	$7,023
Advance customer payments	869	499
Accrued expenses	3,333	2,572
Current operating lease liabilities	761	688
Total current liabilities	14,550	10,782

Other liabilities	148	202
Long-term operating lease liabilities	3,607	3,141
Reserve for income taxes	150	150
Total liabilities	18,455	14,275

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 7,231,587 shares issued and outstanding at June 30, 2020 and 7,154,591 shares issued and outstanding at December 31, 2019	37,053	36,659
Accumulated other comprehensive loss	(1,646)	(1,406)
Retained earnings	25,548	23,071
Total stockholders’ equity	60,955	58,324
Total liabilities and stockholders’ equity	$79,410	$72,599

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

CYBEROPTICS CORPORATION

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Revenues	$15,996	$15,044	$32,425	$30,020
Cost of revenues	8,682	8,455	17,828	16,405

Gross margin	7,314	6,589	14,597	13,615

Research and development expenses	2,182	2,249	4,577	4,542
Selling, general and administrative expenses	3,659	3,761	7,818	7,924

Income from operations	1,473	579	2,202	1,149

Interest income and other	64	77	328	136

Income before income taxes	1,537	656	2,530	1,285

Income tax expense (benefit)	(96)	192	53	326

Net income	$1,633	$464	$2,477	$959

Net income per share – Basic	$0.23	$0.07	$0.35	$0.14
Net income per share – Diluted	$0.22	$0.06	$0.33	$0.13

Weighted average shares outstanding – Basic	7,198	7,106	7,177	7,103
Weighted average shares outstanding – Diluted	7,447	7,296	7,407	7,309

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CYBEROPTICS CORPORATION

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net income	$1,633	$464	$2,477	$959

Other comprehensive income (loss) before income taxes:
Foreign currency translation adjustments	154	(17)	(446)	70

Unrealized gains on available-for-sale securities	121	70	261	128

Total other comprehensive income (loss) before income taxes	275	53	(185)	198

Income tax provision	(25)	(14)	(55)	(26)

Total other comprehensive income (loss) after income taxes	250	39	(240)	172

Total comprehensive income	$1,883	$503	$2,237	$1,131

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CYBEROPTICS CORPORATION

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,477	$959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,304	1,358
Non-cash operating lease expense	272	—
Recovery for doubtful accounts	(9)	(14)
Deferred taxes	(48)	201
Foreign currency transaction losses (gains)	(305)	29
Share-based compensation	558	493
Unrealized loss on available-for-sale equity security	18	5
Changes in operating assets and liabilities:
Accounts receivable	1,357	320
Inventories	(5,006)	(1,881)
Prepaid expenses and other assets	(782)	648
Accounts payable	2,666	(865)
Advance customer payments and other	319	186
Accrued expenses	780	(561)
Operating lease liabilities	(395)	397
Net cash provided by operating activities	3,206	1,275

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale marketable securities	6,216	2,860
Purchases of available-for-sale marketable securities	(7,980)	(2,758)
Additions to equipment and leasehold improvements	(477)	(957)
Additions to patents	(41)	(61)
Net cash used in investing activities	(2,282)	(916)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	256	59
Tax payments for shares withheld related to stock option exercises	(420)	—
Net cash (used in) provided by financing activities	(164)	59

Effects of exchange rate changes on cash and cash equivalents	13	(2)

Net increase in cash and cash equivalents	773	416

Cash and cash equivalents – beginning of period	5,836	9,248
Cash and cash equivalents – end of period	$6,609	$9,664

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CYBEROPTICS CORPORATION

1. INTERIM REPORTING:

The interim condensed consolidated financial statements of CyberOptics Corporation and its wholly-owned subsidiaries ("we", "us" or "our") presented herein as of June 30, 2020, and for the three and six month periods ended June 30, 2020 and 2019, are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring adjustments necessary, for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and six month periods ended June 30, 2020 do not necessarily indicate the results to be expected for the full year. The December 31, 2019 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP"). The unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

2. COVID-19 PANDEMIC:

In December 2019, a novel strain of coronavirus ("Covid-19") was first identified, and in March 2020, the World Health Organization categorized Covid-19 as a pandemic. The Covid-19 pandemic is affecting our customers, suppliers, service providers and employees, and the ultimate impacts of Covid-19 on our business, results of operations, liquidity and prospects are not fully known at this time. The Covid-19 outbreak has had a relatively minimal impact on our business to date. However, the following factors have affected and may continue to affect our business:

•	Our key factories are located in Minnesota and Singapore. Both of these locations have been subject to government mandated shelter-in-place orders. Because our operations have been deemed essential, we were able to keep our factories up and running while the shelter-in-place mandates were in effect. If the pandemic worsens, it is possible that our operations may not be deemed essential under future government mandated shelter-in-place orders, and we may be required to shut-down factory operations. We have periodically implemented split-shifts for our factory operations to minimize the number of employees in our facilities at any given time, however, this has not affected our production capacity. Most of the time, our non-factory employees are working remotely. To date, the shelter-in-place mandates and remote work arrangements have had a minimal impact on operations, but material negative effects on our business could result if the pandemic worsens and continues for an extended period of time.

•	Sales of some products, mainly our SQ3000 Multi-Function inspection and measurement systems and MX memory module inspection products, require customer acceptance due to performance or other criteria that is considered more than a formality. Many of our customer’s factories have remained open during the Covid-19 pandemic because they are deemed to be essential under government shelter-in-place mandates. However, global travel restrictions and quarantine measures have hindered our ability to obtain customer acceptances of certain of our products in the second quarter of 2020. Continuing or new global travel restrictions and quarantine measures could hinder our ability to obtain customer acceptances in a timely manner in the future, and therefore impact the timing of revenue recognition.

•	We have experienced some supply disruptions due to the Covid-19 pandemic, mainly from suppliers not deemed essential by shelter-in-place mandates in certain countries. Key supply chain disruptions have been resolved to date. However, supply chain disruptions could increase significantly if the pandemic worsens and continues for an extended period of time. To date, our on-hand inventories have been sufficient to enable us to mitigate supply disruptions.

Although we cannot estimate the length or gravity of the impact of the Covid-19 outbreak at this time, if the pandemic continues as expected for the foreseeable future, it may have a material adverse effect on our results of future operations, financial position and liquidity in fiscal year 2020 and beyond.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law in the United States. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods and alternative tax credit refunds. The CARES Act also appropriated funds for the Small Business Administration Paycheck Protection Program loans that are forgivable in certain circumstances to promote continued employment. We have analyzed the provisions of the CARES Act and presently do not believe it will have a material benefit to our financial condition, results of operations or liquidity. However, we will continue to monitor the impact the CARES Act could have on our business.

Singapore Jobs Support Program

The Singapore Government implemented a jobs support program in 2020 that is intended to support businesses and encourage retention of employees during the period of economic uncertainty caused by the Covid-19 pandemic. Under the jobs support program, the Singapore Government has co-funded a portion of the gross monthly wages paid to local employees. The Singapore jobs support program reduced operating expenses in the second quarter of 2020 by approximately $276,000. This program is presently scheduled to end in August 2020.

3. RECENT ACCOUNTING DEVELOPMENTS:

In January 2017, the Financial Accounting Standards Board (FASB) issued guidance on simplifying the test for goodwill impairment, ASU 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). Under ASU 2017-04, goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, but not in an amount in excess of the carrying value of goodwill. The new standard eliminated the requirement to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. ASU 2017-04 was effective for impairment tests beginning January 1, 2020. Our adoption of ASU 2017-04 did not have any impact on our consolidated financial statements.

No other new accounting pronouncements are expected to have a significant impact on our consolidated financial statements.

4. REVENUE RECOGNITION:

Our revenue performance obligations are primarily satisfied at a point in time and limited revenue streams are satisfied over time as work progresses.

The following is a summary of our revenue performance obligations:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
(In thousands except percentages)	Revenues	Percent of Revenues	Revenues	Percent of Revenues
Revenue recognized over time	$362	2%	$292	2%
Revenue recognized at a point in time	15,634	98%	14,752	98%
	$15,996	100%	$15,044	100%

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
(In thousands except percentages)	Revenues	Percent of Revenues	Revenues	Percent of Revenues
Revenue recognized over time	$555	2%	$638	2%
Revenue recognized at a point in time	31,870	98%	29,382	98%
	$32,425	100%	$30,020	100%

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

The following summarizes our contract assets and contract liabilities:

(In thousands)	June 30, 2020	December 31, 2019
Contract assets, included in other current assets	$4	$2
Contract liabilities - advance customer payments	$661	$389
Contract liabilities - deferred warranty revenue	$323	$275

 Changes in contract assets in the six months ended June 30, 2020 and June 30, 2019 resulted from unbilled amounts under sensor product arrangements and longer duration 3D scanning service projects in which revenue is recognized over time. Changes in contract liabilities primarily resulted from reclassification of beginning contract liabilities to revenue as performance obligations were satisfied or from cash received in advance and not recognized as revenue. See Note 9 for changes in contractual obligations related to deferred warranty revenue. Unsatisfied performance obligations are generally expected to be recognized as revenue over the next one to three years. There were no impairment losses for contract assets in the six months ended June 30, 2020 or June 30, 2019.

The following summarizes the amounts reclassified from beginning contract liabilities to revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Amounts reclassified from beginning contract liabilities to revenue	$55	$443	$95	$216
Amounts reclassified from deferred warranty revenue	83	110	183	224
Total	$138	$553	$278	$440

5. MARKETABLE SECURITIES:

Our investments in marketable securities are classified as available-for-sale and consist of the following:

	June 30, 2020
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$5,789	$60	$—	$5,849
Corporate debt securities and certificates of deposit	1,578	20	—	1,598
Asset backed securities	520	4	—	524
Marketable securities – short-term	$7,887	$84	$—	$7,971
Long-Term
U.S. government and agency obligations	$6,807	$105	$—	$6,912
Corporate debt securities and certificates of deposit	4,831	94	—	4,925
Asset backed securities	2,570	62	—	2,632
Equity security	42	—	(12)	30
Marketable securities – long-term	$14,250	$261	$(12)	$14,499

	December 31, 2019
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$5,766	$22	$—	$5,788
Corporate debt securities and certificates of deposit	1,085	1	—	1,086
Asset backed securities	1,417	4	—	1,421
Marketable securities – short-term	$8,268	$27	$—	$8,295
Long-Term
U.S. government and agency obligations	$6,524	$30	$(1)	$6,553
Corporate debt securities and certificates of deposit	3,004	14	—	3,018
Asset backed securities	2,535	15	(1)	2,549
Equity security	42	6	—	48
Marketable securities – long-term	$12,105	$65	$(2)	$12,168

 Our investments in marketable debt securities all have maturities of less than five years. Net pre-tax unrealized gains for marketable debt securities of $345,000 at June 30, 2020 and $84,000 at December 31, 2019 have been recorded as a component of accumulated other comprehensive loss in stockholders’ equity. We have determined that the net pre-tax unrealized gains and losses for marketable debt securities at June 30, 2020 and December 31, 2019 were caused by fluctuations in interest rates and are temporary in nature. We review our marketable debt securities to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. No marketable securities were sold in the three and six months ended June 30, 2020 or June 30, 2019. See Note 6 for additional information regarding the fair value of our investments in marketable securities.

At June 30, 2020, all of our investments in marketable debt securities were in an unrealized gain position. At December 31, 2019, investments in marketable debt securities in an unrealized loss position were as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2019
U.S. government and agency obligations	$149	$(1)	$—	$—
Asset backed securities	684	(1)	—	—
Marketable securities	$833	$(2)	$—	$—

Investments in marketable securities classified as cash equivalents totaled $2.5 million at June 30, 2020 and $2.6 million at December 31, 2019 and consist of corporate debt securities and certificates of deposit. There were no unrealized gains or losses associated with any of these securities at June 30, 2020 or December 31, 2019.

Cash and marketable securities held by foreign subsidiaries totaled $458,000 at June 30, 2020 and $327,000 at December 31, 2019.

6. FAIR VALUE MEASUREMENTS:

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last is considered unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our marketable securities as of June 30, 2020 and December 31, 2019 according to the three-level fair value hierarchy:

	Fair Value Measurements at June 30, 2020 Using
(In thousands)	Balance June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$12,761	$—	$12,761	$—
Corporate debt securities and certificates of deposit	6,523	—	6,523	—
Asset backed securities	3,156	—	3,156	—
Equity security	30	30	—	—
Total marketable securities	$22,470	$30	$22,440	$—

	Fair Value Measurements at December 31, 2019 Using
(In thousands)	Balance December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$12,341	$—	$12,341	$—
Corporate debt securities and certificates of deposit	4,104	—	4,104	—
Asset backed securities	3,970	—	3,970	—
Equity security	48	48	—	—
Total marketable securities	$20,463	$48	$20,415	$—

During the six months ended June 30, 2020 and the year ended December 31, 2019, we owned no Level 3 securities, and there were no transfers within the three level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed which merit a transfer between the levels of the valuation hierarchy.

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

Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets and right-of-use assets for operating leases are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value in the six months ended June 30, 2020 or June 30, 2019. See Note 10 for our analysis regarding potential impairment of goodwill, other long-lived assets and intangibles.

The fair value for trade notes receivable is based on discounted future cash flows using current interest rates that would be offered for a similar transaction to a similarly situated customer. The difference between the carrying amount and estimated fair value for trade notes receivable is immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy. At June 30, 2020, our trade notes receivable were deemed to be fully collectible, and no trade notes receivable were past due more than 90 days or in a non-accrual status with respect to interest income.

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

Employee Stock Incentive Plan

As of June 30, 2020, there were 185,351 shares of common stock reserved in the aggregate for issuance pursuant to future awards under our Employee Stock Incentive Plan and 468,104 shares of common stock reserved in the aggregate for issuance pursuant to outstanding awards under such plan. Although our Compensation Committee has authority to issue options, restricted stock, restricted stock units, share grants and other share-based benefits under our Employee Stock Incentive Plan, to date only restricted stock units and stock options have been granted under the plan. Options have been granted at an option price per share equal to the market value of our common stock on the date of grant, vest over a four year period and expire seven years after the date of grant. Restricted stock units vest over a four year period and entitle the holders to one share of our common stock for each restricted stock unit. Reserved shares underlying outstanding awards, including options and restricted stock units, that are forfeited are available again under the Employee Stock Incentive Plan for future grant.

 Non-Employee Director Stock Plan

As of June 30, 2020, there were 44,000 shares of common stock reserved in the aggregate for issuance pursuant to future restricted share grants under our Non-Employee Director Stock Plan and 12,000 shares of common stock reserved in the aggregate for issuance pursuant to outstanding stock option awards under our Non-Employee Director Stock Plan (which previously authorized the granting of stock options to non-employee directors). Under the terms of the plan, each non-employee director receives annual restricted share grants of 2,000 shares of our common stock on the date of each annual meeting at which such director is elected to serve on the board. The annual restricted share grants of common stock vest in four equal quarterly installments during the year after the grant date, provided the non-employee director is still serving as a director on the applicable vesting date.

On the date of our 2020 annual meeting, we issued a total of 8,000 shares of our common stock to our non-employee directors, which were restricted as specified in the Non-Employee Director Stock Plan. The shares granted at the 2020 annual meeting had an aggregate fair market value on the date of grant equal to $226,720 (grant date fair value of $28.34 per share). As of June 30, 2020, none of these shares were vested. The aggregate fair value of the 8,000 unvested shares based on the closing price of our common stock on June 30, 2020 was $258,000.

Stock Option Activity

The following is a summary of stock option activity in the six months ended June 30, 2020:

	Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2019	520,513	$12.25
Granted	—	—
Exercised	(104,613)	7.72
Expired	—	—
Forfeited	—	—
Outstanding, June 30, 2020	415,900	$13.39

Exercisable, June 30, 2020	276,326	$11.33

The intrinsic value of an option is the amount by which the market price of the underlying common stock exceeds the option's exercise price. For options outstanding at June 30, 2020, the weighted average remaining contractual term of all outstanding options was 3.5 years and their aggregate intrinsic value was $7.8 million. At June 30, 2020, the weighted average remaining contractual term of options that were exercisable was 2.5 years and their aggregate intrinsic value was $5.7 million. The aggregate intrinsic value of stock options exercised was $2.1 million in the six months ended June 30, 2020 and $57,000 in the six months ended June 30, 2019. We received proceeds from stock option exercises of $256,000 in the six months ended June 30, 2020 and $59,000 in the six months ended June 30, 2019. No stock options vested in the six months ended June 30, 2020.

Restricted Shares and Restricted Stock Units

Restricted shares are granted under our Non-Employee Director Stock Plan. There were 8,000 restricted shares granted in the six months ended June 30, 2020. Restricted stock units are granted under our Employee Stock Incentive Plan. No restricted stock units were granted in the six months ended June 30, 2020. The aggregate fair value of outstanding restricted shares and restricted stock units based on the closing share price of our common stock as of June 30, 2020 was $2.3 million. The aggregate fair value of restricted shares and restricted stock units that vested, based on the closing price of our common stock on the vesting date, was $102,000 in the six months ended June 30, 2020 and $77,000 in the six months ended June 30, 2019.

The following is a summary of activity in restricted shares and restricted stock units in the six months ended June 30, 2020:

Restricted shares and restricted stock units	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	68,204	$17.39
Granted	8,000	28.34
Vested	(4,000)	17.26
Forfeited	—	—
Non-vested at June 30, 2020	72,204	$18.61

 Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under the terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period (which begins on August 1st and ends on July 31st of each year). No shares were purchased under this plan in the six months ended June 30, 2020 or the six months ended June 30, 2019. As of June 30, 2020, 156,688 shares remain available for future purchase under the Employee Stock Purchase Plan.

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

Pre-tax share-based compensation expense in the three months ended June 30, 2020 totaled $286,000, and included $114,000 for stock options, $25,000 for our Employee Stock Purchase Plan, $101,000 for restricted stock units and $46,000 for restricted shares. Pre-tax share-based compensation expense in the six months ended June 30, 2020 totaled $558,000, and included $228,000 for stock options, $48,000 for our Employee Stock Purchase Plan, $202,000 for restricted stock units and $80,000 for restricted shares.

Pre-tax share-based compensation expense in the three months ended June 30, 2019 totaled $249,000, and included $110,000 for stock options, $31,000 for our Employee Stock Purchase Plan, $77,000 for restricted stock units and $31,000 for restricted shares. Pre-tax share-based compensation expense in the six months ended June 30, 2019 totaled $493,000, and included $217,000 for stock options, $60,000 for our Employee Stock Purchase Plan, $153,000 for restricted stock units and $63,000 for restricted shares.

At June 30, 2020, the total unrecognized compensation cost related to non-vested share-based compensation arrangements was $2.0 million and the related weighted average period over which such cost is expected to be recognized is 2.5 years.

8. CHANGES IN STOCKHOLDERS’ EQUITY:

A reconciliation of the changes in our stockholders' equity is as follows:

Three Months Ended June 30, 2020:

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance, March 31, 2020	7,165	$37,016	$(1,896)	$23,915	$59,035
Exercise of stock options, net of shares exchanged as payment	75	171	—	—	171
Tax payments for shares withheld related to stock option exercises	(16)	(420)	—	—	(420)
Share issuances for director compensation	8	—	—	—	—
Share-based compensation	—	286	—	—	286
Other comprehensive income, net of tax	—	—	250	—	250
Net income	—	—	—	1,633	1,633
Balance, June 30, 2020	7,232	$37,053	$(1,646)	$25,548	$60,955

Six Months Ended June 30, 2020:

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance, December 31, 2019	7,155	$36,659	$(1,406)	$23,071	$58,324
Exercise of stock options, net of shares exchanged as payment	85	256	—	—	256
Tax payments for shares withheld related to stock option exercises	(16)	(420)	—	—	(420)
Share issuances for director compensation	8	—	—	—	—
Share-based compensation	—	558	—	—	558
Other comprehensive loss, net of tax	—	—	(240)	—	(240)
Net income	—	—	—	2,477	2,477
Balance, June 30, 2020	7,232	$37,053	$(1,646)	$25,548	$60,955

Three Months Ended June 30, 2019:

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance, March 31, 2019	7,107	$35,940	$(1,557)	$22,792	$57,175
Share issuances for director compensation	8	—	—	—	—
Share-based compensation	—	249	—	—	249
Other comprehensive income, net of tax	—	—	39	—	39
Net income	—	—	—	464	464
Balance, June 30, 2019	7,115	$36,189	$(1,518)	$23,256	$57,927

Six Months Ended June 30, 2019:

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance December 31, 2018	7,101	$35,637	$(1,690)	$22,264	$56,211
Increase related to adoption of ASU 2016-02	—	—	—	33	33
Exercise of stock options, net of shares exchanged as payment	6	59	—	—	59
Share issuances for director compensation	8	—	—	—	—
Share-based compensation	—	493	—	—	493
Other comprehensive income, net of tax	—	—	172	—	172
Net income	—	—	—	959	959
Balance, June 30, 2019	7,115	$36,189	$(1,518)	$23,256	$57,927

9. OTHER FINANCIAL STATEMENT DATA:

Inventories consist of the following:

(In thousands)	June 30, 2020	December 31, 2019
Raw materials and purchased parts	$11,542	$9,845
Work in process	2,166	1,837
Finished goods	4,770	2,373
Demonstration inventories, net	1,437	1,525
Total inventories	$19,915	$15,580

Excess and obsolete inventories were written down by $667,000 at June 30, 2020 and $649,000 at December 31, 2019. Demonstration inventories are stated at cost less accumulated amortization, generally based on a 36 month useful life. Accumulated amortization for demonstration inventories totaled $2.6 million at June 30, 2020 and $2.4 million at December 31, 2019.

Accrued expenses consisted of the following:

(In thousands)	June 30, 2020	December 31, 2019
Wages and benefits	$2,232	$1,319
Warranty liability	729	761
Income taxes payable	144	333
Other	228	159
	$3,333	$2,572

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

A reconciliation of the changes in our estimated warranty liability is as follows:

	Six Months Ended June 30,
(In thousands)	2020	2019
Balance at beginning of period	$798	$789
Accrual for warranties	429	450
Warranty revision	9	(22)
Settlements made during the period	(474)	(379)
Balance at end of period	762	838
Current portion of estimated warranty liability	(729)	(806)
Long-term estimated warranty liability	$33	$32

Deferred warranty revenue:

The current portion of our deferred warranty revenue is included as a component of advance customer payments. The long-term portion of our deferred warranty revenue is included as a component of other liabilities. A reconciliation of the changes in our deferred warranty revenue is as follows:

	Six Months Ended June 30,
(In thousands)	2020	2019
Balance at beginning of period	$275	$218
Revenue deferrals	231	238
Amortization of deferred revenue	(183)	(224)
Total deferred warranty revenue	323	232
Current portion of deferred warranty revenue	(209)	(214)
Long-term deferred warranty revenue	$114	$18

10. INTANGIBLE ASSETS:

Impairment Considerations (goodwill and intangibles)

The current Covid-19 pandemic has caused a significant deterioration in global economic conditions, including high levels of unemployment and a significant contraction in economic activity. The global economy is likely in the midst of an economic recession or depression. We evaluate the carrying value of goodwill and intangibles for impairment whenever management believes indicators of impairment might exist. A significant deterioration in macroeconomic conditions is a key indicator of possible impairment. In addition to macroeconomic conditions, management considered the factors in the FASB's Accounting Standards Codification Topic 350 when analyzing goodwill and intangibles for possible impairment, including the following:

  Conditions in the global SMT and semiconductor capital equipment markets (including conditions resulting from the Covid-19 pandemic);
  Our revenue and profitability in the six months ended June 30, 2020;
  Our backlog at June 30, 2020, which stood at $24.8 million;
  Our forecasts for revenue and profitability for the remainder of 2020 and beyond;
  The manner of use and applicability of our intangibles, which is not expected to change; and
  Our stock market capitalization, which is significantly greater than our net book value.

After carefully considering the factors outlined above, among others, we determined that it is more likely than not that our goodwill and intangibles were not impaired as of June 30, 2020.

Intangible assets consisted of the following:

	June 30, 2020			December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,939	$(2,735)	$204	$2,898	$(2,662)	$236
Software	206	(185)	21	206	(170)	36
Marketing assets and customer relationships	101	(68)	33	101	(63)	38
	$3,246	$(2,988)	$258	$3,205	$(2,895)	$310

Amortization expense in the three and six months ended June 30, 2020 and June 30, 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Patents	$35	$33	$73	$64
Software	7	8	15	15
Marketing assets and customer relationships	3	2	5	4
	$45	$43	$93	$83

Estimated aggregate amortization expense based on current intangible assets for the next five years is expected to be as follows: $85,000 for the remainder of 2020; $108,000 in 2021; $50,000 in 2022; $13,000 in 2023; and $2,000 in 2024.

11. REVENUE CONCENTRATIONS, SIGNIFICANT CUSTOMERS AND GEOGRAPHIC AREAS:

The following summarizes our revenue by product line:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
High Precision 3D and 2D Sensors	$4,745	$2,004	$8,867	$5,753
Inspection and Metrology Systems	7,661	9,918	16,022	17,009
Semiconductor Sensors	3,590	3,122	7,536	7,258
Total	$15,996	$15,044	$32,425	$30,020

Export revenues as a percentage of total revenues in the three and six months ended June 30, 2020 were 84% and 78%, respectively. Export revenues as a percentage of total revenue in the three and six months ended June 30, 2019 were 73% and 72%, respectively.  Export revenues are attributed to the country where the product is shipped. Substantially all of our export revenues are negotiated, invoiced and paid in U.S. dollars. Export revenues by geographic area are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Americas	$97	$205	$497	$576
Europe	2,369	1,606	4,472	4,264
China	3,954	3,559	7,834	6,334
Taiwan	763	999	2,479	3,144
Other Asia	5,449	4,207	9,129	6,819
Other	742	339	742	384
Total export sales	$13,374	$10,915	$25,153	$21,521

In the six months ended June 30, 2020, sales to significant customer A accounted for 16% of our total revenues. As of June 30, 2020, accounts receivable from significant customer A was $2.2 million.

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

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended June 30, 2020
Basic	$1,633	7,198	$0.23
Dilutive effect of common equivalent shares	—	249	(0.01)
Dilutive	$1,633	7,447	$0.22

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended June 30, 2019
Basic	$464	7,106	$0.07
Dilutive effect of common equivalent shares	—	190	(0.01)
Dilutive	$464	7,296	$0.06

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Six Months Ended June 30, 2020
Basic	$2,477	7,177	$0.35
Dilutive effect of common equivalent shares	—	230	(0.02)
Dilutive	$2,477	7,407	$0.33

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Six Months Ended June 30, 2019
Basic	$959	7,103	$0.14
Dilutive effect of common equivalent shares	—	206	(0.01)
Dilutive	$959	7,309	$0.13

Potentially dilutive shares consist of stock options, restricted stock units, restricted shares and purchases of shares under our Employee Stock Purchase Plan. Potentially dilutive shares excluded from the calculations of net income per diluted share due to their anti-dilutive effect were as follows: 34,000 shares in the three months ended June 30, 2020; 89,000 shares in the six months ended June 30, 2020; 200,000 shares in the three months ended June 30, 2019; and 180,000 shares in the six months ended June 30, 2019.

13. OTHER COMPREHENSIVE INCOME (LOSS):

Reclassification adjustments are made to avoid double counting for items included in other comprehensive income (loss) that are also recorded as part of net income. There were no reclassification adjustments in the three and six months ended June 30, 2020 or the three and six months ended June 30, 2019. Taxes related to items of other comprehensive income (loss) are as follows:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount	Before Tax	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments	$154	$—	$154	$(17)	$—	$(17)
Unrealized gains on available-for-sale securities	121	(25)	96	70	(14)	56
Other comprehensive income (loss)	$275	$(25)	$250	$53	$(14)	$39

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount	Before Tax	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments	$(446)	$—	$(446)	$70	$—	$70
Unrealized gains on available-for-sale securities	261	(55)	206	128	(26)	102
Other comprehensive income (loss)	$(185)	$(55)	$(240)	$198	$(26)	$172

At June 30, 2020 and June 30, 2019, components of accumulated other comprehensive loss are as follows:

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balances at December 31, 2019	$(1,475)	$69	$(1,406)
Other comprehensive income (loss) for the six months ended June 30, 2020	(446)	206	(240)
Balances at June 30, 2020	$(1,921)	$275	$(1,646)

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balances at December 31, 2018	$(1,649)	$(41)	$(1,690)
Other comprehensive income for the six months ended June 30, 2019	70	102	172
Balances at June 30, 2019	$(1,579)	$61	$(1,518)

14. INCOME TAXES:

We recorded an income tax benefit of $96,000 in the three months ended June 30, 2020, compared to income tax expense of $192,000 in the three months ended June 30, 2019. We recorded income tax expense of $53,000 in the six months ended June 30, 2020, compared to income tax expense of $326,000 in the six months ended June 30, 2019. The income tax benefit in the three months ended June 30, 2020 includes $340,000 in excess tax benefits from employee stock option exercises. Our income tax expense in the six months ended June 30, 2020 reflected an effective tax rate of approximately 2%, compared to an effective tax rate of approximately 25% in the six months ended June 30, 2019. The reduction in effective tax rate in the six months ended June 30, 2020, when compared to the six months ended June 30, 2019, was due to the significant excess tax benefits from employee stock option exercises recognized in the six months ended June 30, 2020, deductions for Foreign Derived Intangible Income ("FDII") and Global Intangible Low-Taxed Income ("GILTI") and foreign tax credits. We were unable to take advantage of the FDII and GILTI deductions and foreign credits in 2019 because we had un-used federal net operating loss carry-forwards. We expect to use our remaining federal net operating loss carry forwards in 2020.

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

The Inland Revenue Authority of Singapore has initiated a routine compliance review of our 2018 income tax return. We presently anticipate that the outcome of this audit will not have a significant impact on our financial position or results of operations.

15. OPERATING LEASES:

Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and long-term operating lease liabilities in our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term. Because our leases do not provide an implicit rate, we use our incremental borrowing rate to determine the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components (e.g., common-area or other maintenance costs) which are generally accounted for separately and expensed monthly.

In February 2020, we finalized an extension to our lease for our existing 19,805 square foot mixed office and warehouse facility in Singapore, which serves as a sales, development and final assembly and integration facility for our inspection and metrology system products. The lease runs from the expiration date of our old lease in July 2020 through July 24, 2023. The new lease does not contain any incentives or renewal options. Rent and facility operating costs under the new lease are expected to remain unchanged from the old lease that expired in July 2020.

At June 30, 2020, the future maturities of lease liabilities are as follows:

Twelve months ending June 30,	(In thousands)
2021	$968
2022	985
2023	993
2024	704
2025	666
2026 and thereafter	740
Total lease payments	5,056
Less: amount representing interest	688
Present value of operating lease liabilities	$4,368

At June 30, 2020, the weighted average remaining term for our operating leases is 5.33 years, and the weighted average discount rate applied to our operating leases was 5.17%.

Operating lease liabilities were increased by $920,000 in the six months ended June 30, 2020 for ROU assets related to the extended lease for our Singapore facility and a new small leased facility in Taiwan. Incentives from the landlord recorded as leasehold improvements in the six months ended June 30, 2019 were $691,000.

16. SHARE REPURCHASES:

In July 2019, our Board of Directors authorized a $3.0 million share repurchase program. There were no share repurchases under this program in the six months ended June 30, 2020. The share repurchase program terminated on June 30, 2020.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS:

The following management’s discussion and analysis of the financial condition and results of operations of CyberOptics Corporation and its wholly-owned subsidiaries ("we", "us" and "our") contains a number of estimates and predictions that are forward looking statements rather than statements based on historical fact. Among other matters, we discuss (i) a world-wide recession or depression resulting from the economic consequences of the Covid-19 pandemic; (ii) the negative effect on our revenue and operating results of the economic crisis resulting from the Covid-19 pandemic on our customers and suppliers, the market for our products and the global supply chain; (iii) the availability of parts to meet customer orders; (iv) the level of anticipated revenues, gross margins, and expenses; (v) the timing of orders and shipments of our existing products, particularly our 3D Multi-Reflection Suppression™ (MRS™)-enabled SQ3000™ Multi-Function system for automated optical inspection ("AOI")  and MX systems for memory module inspection; (vi) the level of orders from our original equipment manufacturer ("OEM") customers; (vii) the timing of initial revenue and projected improvements in gross margins from sales of new products that have been recently introduced, that we have under development or that we anticipate introducing in the future; (viii) the market acceptance of our SQ3000 Multi-Function inspection and measurement system and products for semiconductor advanced packaging inspection and metrology (ix) our assessment of trends in the surface mount technology ("SMT") and semiconductor capital equipment markets; and (x) changes in the level of tariffs and other trade policies of the United States. Although we have made these statements based on our experience and expectations regarding future events, there may be events or factors that we have not anticipated. Therefore, the accuracy of our forward-looking statements and estimates are subject to a number of risks, including those risks identified in our Annual Report on Form 10-K for the year ended  December 31, 2019.

RESULTS OF OPERATIONS

General

We are a leading global developer and manufacturer of high precision 3D sensors and system products for inspection and metrology. We also develop and manufacture our WaferSense® products, which is a family of wireless, wafer-shaped sensors that provide measurements of critical factors in the semiconductor fabrication process. We intend to leverage our sensor technologies in the SMT and semiconductor industries to deliver profitable growth. A key element of our strategy is the continued development and sale of high precision 3D sensors and system products based on our proprietary Multi-Reflection Suppression ("MRS") technology. We believe that our MRS technology is a breakthrough 3D optical technology for high-end inspection and metrology with the potential to significantly expand our markets. Another key element in our strategy is the continued development and introduction of new sensor applications for our WaferSense® family of products.

Our operating results in 2019 were affected by the cyclical, industry-wide slowdown in demand for SMT and semiconductor capital equipment as well as uncertainty relating to the global trade environment. We believe that the three months ended September 30, 2019 marked the trough of the downturn in the SMT and semiconductor capital equipment markets, and that industry conditions have started to strengthen. Over the longer-term (i.e., the next several years), we expect a growing number of opportunities in the markets for SMT and semiconductor inspection and metrology. We believe that our 3D MRS-enabled sensor and system products and our WaferSense® family products have the potential to expand our presence in the markets for SMT and semiconductor capital equipment.

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

•

Our next generation MX3000™ AOI system for 3D inspection of memory modules following the singulation step of the manufacturing process. We recognized our first revenue from the sale of the MX3000 product in the first quarter of 2020.

20

•

Our new MRS-enabled WX3000™ metrology and inspection system for wafer-level and advanced packing applications, which incorporates our next generation ultra-high resolution three micron pixel 3D NanoResolution MRS sensor. The WX3000 performs 100% 3D and 2D inspection and metrology simultaneously at high speed and delivers through-put of more than 25 wafers per hour. We believe the WX3000 performs two to three times faster than alternate technologies at data processing speeds in excess of 75 million 3D data points per second. The WX3000 is suitable for many semiconductor wafer level and advanced packaging inspection and metrology applications for features down to 25-micron. We anticipate that sales of 3D MRS-enabled sensors and systems for semiconductor wafer level and advanced packaging inspection and metrology applications will represent compelling long-term growth opportunities.

Revenue from our MRS based products, including 3D AOI systems and high precision 3D MRS sensors, increased by $4.6 million or 45% to $14.9 million in the six months ended June 30, 2020, from $10.3 million in the six months ended June 30, 2019. We anticipate we will continue to increase sales of products based on our MRS technology in the SMT and semiconductor capital equipment markets. In particular, we believe inspection and metrology for micro LED, semiconductor wafer level and advanced packaging applications represent significant long-term growth opportunities. We anticipate increasing sales of MRS-based products by reaching new OEM customers and system integrators, and by expanding direct sales of inspection and metrology system products to end-user customers.

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

Prior to the end of the second quarter of 2020, we received a $2.5 million order for SQ3000 Multi-Function systems for Micro LED applications. This order is scheduled to be recognized as revenue in the third quarter of 2020. Additional micro LED-related orders are anticipated during the second half of 2020. Our order backlog was $24.8 million at June 30, 2020, unchanged from March 31, 2020, and up significantly from $13.0 million at June 30, 2019. We are forecasting sales of $19.5 to $21.5 million for the third quarter of 2020. Our forecast for the third quarter of 2020 includes $4.0 million of sales from our existing backlog of MX600 memory module inspection systems. We believe that demand in the SMT and semiconductor capital equipment markets will remain solid in 2020.  However, an increase in the severity of the current Covid-19 outbreak, or a resulting prolonged economic recession or depression, could cause a slow-down in demand for SMT and semiconductor capital equipment. Over the long-term, anticipated sales growth of our 3D MRS-enabled products and WaferSense sensors should increase our revenues and net income in the future.

Impact from Covid-19

In December 2019, a novel strain of coronavirus ("Covid-19") was first identified, and in March 2020, the World Health Organization categorized Covid-19 as a pandemic. The Covid-19 pandemic is affecting our customers, suppliers, service providers and employees, and the ultimate impacts of Covid-19 on our business, results of operations, liquidity and prospects are not fully known at this time. However, the Covid-19 outbreak has had a relatively minimal impact on our business to date. Our revenues increased by 8% to $32.4 million in the first six months of 2020, from $30.0 million in the first six months of 2019. We are forecasting revenues of $19.5 to $21.5 million for the third quarter of 2020, a significant increase from $12.4 million in the third quarter of 2019. However, our forecast could change if the Covid-19 pandemic worsens, or if unforeseen events related to the pandemic occur. The most significant impacts on our business from the Covid-19 pandemic include the following:

•	Our key factories are located in Minnesota and Singapore. Both of these locations have been subject to government mandated shelter-in-place orders. Because our operations have been deemed essential, we were able to keep our factories up and running while the shelter-in-place mandates were in effect. If the pandemic worsens, it is possible that our operations may not be deemed essential under future government mandated shelter-in-place orders, and we may be required to shut-down factory operations. We have periodically implemented split-shifts for our factory operations to minimize the number of employees in our facilities at any given time, however, this has not affected our production capacity. Most of the time, our non-factory employees are working remotely. To date, the shelter-in-place mandates and remote work arrangements have had a minimal impact on operations, but that could change if the pandemic worsens and is more than temporary.

21

•

Sales of some products, mainly our SQ3000 Multi-Function inspection and measurement systems and MX memory module inspection products, require customer acceptance due to performance or other criteria that is considered more than a formality. Many of our customer’s factories have remained open during the Covid-19 pandemic because they are deemed to be essential under government shelter-in-place mandates. Approximately $1.5 million of customer acceptances for SQ3000 Multi-Function inspection systems were pushed out to the third quarter of 2020 because of travel restrictions and the inability to gain access to customers' factories due to quarantine measures.  None of the affected orders were cancelled, and all are expected to be recorded as revenue in the third quarter of 2020. Continuing or new global travel restrictions and quarantine measures could hinder our ability to obtain customer acceptances for some of our products in a timely manner, and therefore impact the timing of revenue recognition.

•

Total operating expenses in the second quarter of 2020 benefitted by approximately $276,000 from a jobs support program implemented by the government of Singapore. In addition, travel, trade show and other costs were reduced in the second quarter of 2020 due to the Covid-19 pandemic. We anticipate that operating expenses in the third quarter of 2020 will increase, and be comparable to the level in the first quarter of 2020.  The anticipated increase is due to the phase-out of the Singapore jobs support program, and our expectation that travel, trade shows and other costs will return to more normal levels in the third quarter of 2020.

•

We have experienced some supply disruptions due to the Covid-19 pandemic, mainly from suppliers not deemed essential by shelter-in-place mandates in certain countries. Key supply chain disruptions have been resolved to date. However, supply chain disruptions could increase significantly if the pandemic worsens and continues for an extended period of time. To date, our on-hand inventories have been sufficient to enable us to mitigate any supply disruptions with minimal impact on our sales or ability to service customers. We presently do not expect that supply chain disruptions will have a significant impact on our revenue in the third quarter of 2020.

We currently do not anticipate any significant credit losses or asset impairments resulting from the Covid-19 pandemic. As of June 30, 2020, our available balances of cash and marketable securities totaled $29.1 million. We believe that we have the resources required to attain our growth objectives and to meet any unforeseen difficulties resulting from the Covid-19 pandemic. However, we will continue to closely monitor the Covid-19 pandemic and its impact on our business in the coming months.

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law in the United States. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods and alternative tax credit refunds. The CARES Act also appropriated funds for the Small Business Administration Paycheck Protection Program loans that are forgivable in certain circumstances to promote continued employment. We have analyzed the provisions of the CARES Act and presently do not believe it will have a material benefit to our financial condition, results of operations or liquidity. However, we will continue to monitor the impact the CARES Act could have on our business.

Singapore Jobs Support Program

As stated above, the Singapore Government implemented a jobs support program in 2020 that is intended to support businesses and encourage retention of employees during the period of economic uncertainty caused by the Covid-19 pandemic. Under the jobs support program, the Singapore Government will co-fund a portion of the gross monthly wages paid to local employees.  The program is presently scheduled to end in August 2020. We anticipate that the Singapore jobs support program will reduce operating expenses in the third quarter of 2020 by approximately $50,000.

Revenues

Our revenues increased by 6% to $16.0 million in the three months ended June 30, 2020, from $15.0 million in the three months ended June 30, 2019. Our revenues increased by 8% to $32.4 million in the six months ended June 30, 2020, from $30.0 million in the six months ended June 30, 2019. The following table sets forth revenues by product line for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	% Change	2020	2019	% Change
High Precision 3D and 2D Sensors	$4,745	$2,004	137%	$8,867	$5,753	54%
Inspection and Metrology Systems	7,661	9,918	(23)%	16,022	17,009	(6)%
Semiconductor Sensors	3,590	3,122	15%	7,536	7,258	4%
Total	$15,996	$15,044	6%	$32,425	$30,020	8%

Revenues from sales of high precision 3D and 2D sensors increased by $2.7 million or 137% to $4.7 million in the three months ended June 30, 2020, from $2.0 million in the three months ended June 30, 2019. Revenues from sales of high precision 3D and 2D sensors increased by $3.1 million or 54% to $8.9 million in the six months ended June 30, 2020, from $5.8 million in the six months ended June 30, 2019. The increases in both periods were primarily due to higher sales of 3D MRS-enabled sensors. Sales of high precision 3D MRS-enabled sensors increased by $1.9 million or 170% to $3.0 million in the three months ended June 30, 2020 from $1.1 million in the three months ended June 30, 2019. Sales of high precision 3D MRS-enabled sensors increased by $3.2 million or 113% to $6.0 million in the six months ended June 30, 2020 from $2.8 million in the six months ended June 30, 2019. The increase was due to improving conditions in the global semiconductor capital equipment market. Sales of high precision 3D and 2D sensors are dependent on the success of our OEM customers selling products that incorporate our sensors. We believe sales of our new 3D MRS enabled sensors, including our next generation ultra-high resolution three micron pixel 3D NanoResolution MRS sensor, will represent an increasing percentage of our total high precision 3D and 2D sensor sales in the future. Sales of high precision 3D and 2D sensors, including 3D-MRS enabled sensors, are prone to significant quarterly fluctuations due to variations in market demand and customer inventory levels. Revenues from sales of high precision 3D and 2D sensors are expected to decline modestly on a sequential basis in the third quarter of 2020.

Revenues from sales of inspection and metrology systems decreased by $2.3 million or 23% to $7.7 million in the three months ended June 30, 2020, from $9.9 million in the three months ended June 30, 2019. Revenues from sales of inspection and metrology systems decreased by $1.0 million or 6% to $16.0 million in the six months ended June 30, 2020, from $17.0 million in the six months ended June 30, 2019. The revenue decreases were mainly due to lower sales of legacy products and 2D MX600 memory module inspection systems. Sales of SQ3000™ Multi-Function systems increased modestly to $4.7 million in the three months ended June 30, 2020, from $4.6 million in the three months ended June 30, 2019. Sales of  SQ3000™ Multi-Function systems increased by $873,000 or 12% to $8.0 million in the six months ended June 30, 2020, from $7.1 million in the six months ended June 30, 2019. Sales of  SQ3000™ Multi-Function systems in the three months ended June 30, 2020 were negatively impacted by delays in obtaining $1.5 million of customers acceptances due to travel restrictions and the inability to gain access to customer's factories because of the Covid-19 pandemic.

We believe the increase in sales of SQ3000™ Multi-Function systems in the first half of 2020 was due to the competitive advantages offered by our SQ3000™ Multi-Function system products, and resulted from many companies transitioning from 2D AOI to 3D AOI to meet the increasingly demanding product inspection and metrology requirements in the SMT and semiconductor markets. The market transition away from 2D AOI systems is expected to result in an industry-wide 20% compound annual rate of growth in global sales of 3D AOI systems through 2025. In addition, we believe the demonstrated advantages of the SQ3000™ Multi-Function system has allowed us to attain first-mover status in the high growth micro-LED inspection and metrology market. Given these market dynamics and because of the competitive advantages inherent in our 3D MRS sensor technology, we anticipate sales of SQ3000™ Multi-Function systems will represent an increasing percentage of our total inspection and metrology system sales in the future. Revenues from sales of inspection and metrology systems are expected to increase significantly in the third quarter of 2020, both sequentially and on a year-over-year basis.

Revenues from sales of semiconductor sensors, principally our WaferSense® line of products, increased by $468,000 or 15% to $3.6 million in the three months ended June 30, 2020, from $3.1 million in the three months ended June 30, 2019. Revenues from sales of semiconductor sensors increased by $278,000 or 4% to $7.5 million in the six months ended June 30, 2020, from $7.3 million in the six months ended June 30, 2019. The revenue increases were due to growing acceptance of our WaferSense® products as important productivity enhancement tools by semiconductor manufacturers, and improved account penetration at major semiconductor manufacturers and capital equipment suppliers. Over the longer term, we anticipate that the benefits from growing market awareness of our WaferSense® products, improved account penetration at major semiconductor manufacturers and capital equipment suppliers and new product introductions will lead to additional WaferSense® product sales. Revenues from sales of semiconductor sensors in the third quarter of 2020 are forecasted to grow modestly on both a quarterly sequential and year-over-year basis.

Export revenues totaled $13.4 million or 84% of our total revenues in the three months ended June 30, 2020, compared to $10.9 million or 73% of total revenues in the three months ended June 30, 2019. Export revenues totaled $25.2 million or 78% of our total revenues in the six months ended June 30, 2020, compared to $21.5 million or 72% of total revenues in the six months ended June 30, 2019. The increase in export revenues as a percentage of total revenues in the three and six months ended June 30, 2020, when compared to the three and six months ended June 30, 2019, was due to lower domestic sales resulting from travel restrictions and quarantine measures related to Covid-19.

Cost of Revenues and Gross Margin

Cost of revenues increased by $227,000 or 3% to $8.7 million in the three months ended June 30, 2020, from $8.5 million in the three months ended June 30, 2019. Cost of revenues increased by $1.4 or 9% to $17.8 million in the six months ended June 30, 2020, from $16.4 million in the six months ended June 30, 2019. The increase in cost of revenues in both periods were mainly due to revenue increases and a change in product mix. Revenues increased by 6% in the three months ended June 30, 2020, when compared to the three months ended June 30, 2019, and revenues increased by 8% in the six months ended June 30, 2020, when compared to the six months ended June 30, 2019.

Total gross margin as a percentage of revenues was 46% in the three months ended June 30, 2020, compared to 44% in the three months ended June 30, 2019. Total gross margin as a percentage of revenues was 45% in both the six months ended June 30, 2020 and the six months ended June 30, 2019. The increase in gross margin percentage in the three months ended June 30, 2020 was primarily due to a more favorable product mix. Product mix reflected decreased sales of lower margin legacy products as a percentage of our total revenues in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019.

Our total gross margin as a percentage of revenues in the third quarter of 2020 is expected to be at or slightly below the level in this year's second quarter.

Our markets are highly price competitive, particularly in the electronics assembly and SMT markets. As a result, we have experienced continual pressure on our gross margins. We compensate for the pressure to reduce the price of our products by introducing new products with more features and improved performance and through manufacturing cost reduction programs. Sales of many products that we have recently introduced or are about to introduce, including our current and future MRS-enabled SQ3000™ Multi-Function inspection and measurement systems, next generation 3D MRS sensors and semiconductor sensors (consisting primarily of our WaferSense® line of products) have, or are expected to have, more favorable gross margins than many of our existing products. Our next generation 3D MRS-enabled sensor and system products, including wafer level and advanced packaging inspection and metrology products, are being designed for more complex and demanding inspection and metrology applications in the SMT and semiconductor markets. Sales prices and gross profit margins for these applications tend to be higher than margins for products sold in the broader SMT market. However, the gross margin percentage for our next generation 3D MRS-enabled MX3000 AOI system for inspection of memory modules will be lower than our current total gross margin percentage due to the significant material handling and automation required for this product.

Operating Expenses

R&D expenses were $2.2 million or 14% of revenues in the three months ended June 30, 2020, compared to $2.2 million or 15% of revenues in the three months ended June 30, 2019. R&D expenses were $4.6 million or 14% of revenues in the six months ended June 30, 2020, compared to $4.5 million or 15% of revenues in the six months ended June 30, 2019. R&D expenses in both the three and six months ended June 30, 2020 were reduced by approximately $225,000 due to the favorable impact of the Singapore Government's jobs support program on wage costs discussed above. This benefit was offset by higher compensation costs for new and existing R&D employees, including higher bonus accruals due to our improved financial performance. Current R&D expenditures are primarily focused on the continued development of our portfolio of next generation 3D MRS-enabled sensor and system products, and continued R&D work on new WaferSense® products. We also continue to enhance our SQ3000™ Multi-Function inspection and measurement machines.

Selling, general and administrative ("S,G&A") expenses were $3.7 million or 23% of revenues in the three months ended June 30, 2020, compared to $3.8 million or 25% of revenues in the three months ended June 30, 2019. S,G&A expenses were $7.8 million or 24% of revenues in the six months ended June 30, 2020, compared to $7.9 million or 26% of revenues in the six months ended June 30, 2019. The decrease in S,G&A expenses as a percentage of revenues in both the three and six months ended June 30, 2020 resulted from a decrease in costs and higher revenues. S,G&A expenses in both the three and six months ended June 30, 2020 benefited from lower costs for travel and the cancellation of trade shows due to the Covid-19 pandemic, and the favorable impact of the Singapore Government's jobs support program on wage costs. Commissions paid to third party sales representatives were also lower due to the decrease in U.S. sales. These decreases were mostly offset by higher bonus accruals due to our improved financial performance.

We anticipate that operating expenses in the third quarter of 2020 will increase, and be comparable to the level of these expenses in the first quarter of 2020. The anticipated increase is due to phase-out of the Singapore Government's jobs support program, and our expectation that travel, trade shows and other costs will increase in the third quarter of 2020.

Interest Income and Other

Interest income and other includes interest earned on investments and gains and losses associated with foreign currency transactions, primarily intercompany financing transactions associated with our subsidiaries in the United Kingdom, Singapore and China. We recognized losses from foreign currency transactions of $24,000 in the three months ended June 30, 2020, compared to losses from foreign currency transactions of $7,000 in the three months ended June 30, 2019. We recognized gains from foreign currency transactions of $146,000 in the six months ended June 30, 2020, compared to gains from foreign currency transactions of $25,000 in the six months ended June 30, 2019.

Income Taxes

We recorded an income tax benefit of $96,000 in the three months ended June 30, 2020, compared to income tax expense of $192,000 in the three months ended June 30, 2019. We recorded income tax expense of $53,000 in the six months ended June 30, 2020, compared to income tax expense of $326,000 in the six months ended June 30, 2019. The income tax benefit in the three months ended June 30, 2020 includes $340,000 in excess tax benefits from employee stock option exercises. Our income tax expense in the six months ended June 30, 2020 reflected an effective tax rate of approximately 2%, compared to an effective tax rate of approximately 25% in the six months ended June 30, 2019. The reduction in effective tax rate in the six months ended June 30, 2020, when compared to the six months ended June 30, 2019, was due to the significant excess tax benefits from employee stock option exercises recognized in the six months ended June 30, 2020, deductions for Foreign Derived Intangible Income ("FDII") and Global Intangible Low-Taxed Income ("GILTI") and foreign tax credits. We were unable to take advantage of the FDII and GILTI deductions and foreign credits in 2019 because we had un-used federal net operating loss carry-forwards. We expect to use our remaining federal net operating loss carry forwards in 2020.

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

The Inland Revenue Authority of Singapore has initiated a routine compliance review of our 2018 income tax return. We presently anticipate that the outcome of this audit will not have a significant impact on our financial position or results of operations.

Liquidity and Capital Resources

Our cash and cash equivalents increased by $773,000 in the six months ended June 30, 2020. Cash provided by operating activities of $3.2 million and proceeds of $6.2 million from maturities of marketable securities were partially offset by purchases of marketable securities totaling $8.0 million and purchases of fixed assets and capitalized patent costs totaling $518,000. In addition, we used $420,000 of cash as tax payments for shares withheld related to stock option exercises which were mostly offset by the proceeds from the stock option exercises totaling $256,000. Our cash and cash equivalents fluctuate in part because of sales and maturities of marketable securities and investment of cash balances in marketable securities, and from other sources of cash. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity than cash balances alone. Combined balances of cash and marketable securities increased by $2.8 million to $29.1 million as of June 30, 2020, from $26.3 million as of December 31, 2019.

Operating activities provided $3.2 million of cash in the six months ended June 30, 2020. The amount of cash provided by operations was favorably impacted by net income of $2.5 million. Net income was affected by non-cash expenses totaling $1.8 million for depreciation and amortization, non-cash operating lease expense, recovery for doubtful accounts, deferred taxes, non-cash gains from foreign currency transactions, share-based compensation costs and an unrealized loss on our available-for-sale equity security. Changes in operating assets and liabilities providing cash included a decrease in accounts receivable of $1.4 million, an increase in accounts payable of $2.7 million and an increase in accrued expenses of $780,000. Changes in operating assets and liabilities using cash included an increase in inventories of $5.0 million, an increase in prepaid expenses and other current assets of $782,000 and minimal changes in other operating assets and liabilities totaling $76,000. Accounts receivable decreased due to faster collections and a decrease in sales in the second quarter of 2020 when compared to the fourth quarter of 2019. We ended the second quarter of 2020 with a large backlog of orders. Inventories and accounts payable at June 30, 2020 increased due to planned purchases of raw materials to meet customer demand. The increase in accrued expenses was mainly due to bonus accruals resulting from our improved financial performance. The increase in prepaid expenses and other current assets was due to advance payments to a key materials supplier for the MX600 systems.

Investing activities used $2.3 million of cash in the six months ended June 30, 2020. Changes in the level of investment in marketable securities, resulting from purchases and maturities of those securities, used $1.8 million of cash in the six months ended June 30, 2020. We used $518,000 of cash in the six months ended June 30, 2020 for the purchase of fixed assets and capitalized patent costs.

Financing activities used $164,000 of cash in the six months ended June 30, 2020. Tax payments for shares withheld related to stock option exercises were mostly offset by the proceeds from the exercise of stock options.

In July 2019, our Board of Directors authorized a $3.0 million share repurchase program which expired on June 30, 2020. No shares were repurchased under this program in the six months ended June 30, 2020.

In February 2020, we finalized an extension to our lease for our existing 19,805 square foot mixed office and warehouse facility in Singapore, which serves as a sales, development and final assembly and integration facility for our inspection and metrology system products. The new lease runs from the expiration date of our old lease in July 2020 through July 24, 2023. Rent and facility operating costs under the new lease are expected to remain unchanged from the old lease that expired in July 2020.

At June 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. These entities are established by some companies for the purpose of establishing off-balance sheet arrangements or for other contractually narrow or limited purposes.

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

PART II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. The risks identified in these risk factors which could materially affect our business, financial condition or future results. There are no material changes from these risk factors, other than the addition of the following risk factor:

The Covid-19 pandemic has significantly and negatively impacted worldwide economic conditions resulting in a recession or depression, and could have a material adverse effect on our operations and business in the future.  The Covid-19 pandemic is likely to affect our business, especially if government authorities continue to impose or re-impose mandatory closures, shelter-in-place mandates and social distancing protocols, and seek voluntary facility closures or impose other restrictions. Recently, most domestic and foreign governments have taken actions to re-open their economies. However, as a result of increased cases of Covid-19 infections and deaths, certain domestic and foreign governments have taken steps to reverse some of these actions. Actions to impede spread of Covid-19 could materially adversely affect our ability to adequately staff and maintain our operations and negatively impact long-term research and development projects. Global travel restrictions could continue to hinder our ability to obtain timely customer acceptance for some product sales, which would negatively impact our revenue and operating results. Our global supply chain has been and may continue to be disrupted, which could negatively impact our sales, ability to provide products to our customers and ability to service our customers. In addition, the economic disruptions caused by the Covid-19 outbreak could prevent customers from paying us for our products and result in significant credit losses. A prolonged global recession or depression resulting from the Covid-19 pandemic most likely would have a significant negative impact on our revenue and operating results, and could lead to asset impairment charges. As we cannot predict the duration or scope of the Covid-19 pandemic, the anticipated negative financial impact to our operating results cannot be reasonably estimated, but could be material and last for an extended period of time.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

In July 2019, our Board of Directors authorized a $3.0 million share repurchase program which expired on June 30, 2020. There were no share repurchases under this program in the six months ended June 30, 2020.

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

Dated: August 7, 2020

