Form 10-K
period 2020-12-31
CYBEROPTICS CORP
filed 2021-03-12
CIK 768411

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange

Act of 1934 for the Year Ended December 31, 2020.

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the company has filed an attestation report regarding management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accountants that audited the company's financial statements. Yes ☐ No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $225,286,757

As of February 28, 2021, there were 7,297,867 shares of the registrant’s Common Stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The responses to Part III items 10, 11, 12, 13 and 14 herein are incorporated by reference to certain information in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 13, 2021.

CYBEROPTICS CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2020

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Background

CyberOptics Corporation was founded in 1984 and is a leading global developer and manufacturer of high precision sensing technology solutions and system products for inspection and metrology. Our headquarters are located at 5900 Golden Hills Drive in Golden Valley, Minnesota. Our website address is www.cyberoptics.com. You can access, free of charge, our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, at our website, or at the Commission’s website at www.sec.gov. Proxy materials for our upcoming 2021 annual shareholders meeting to be held on May 13, 2021 will be available electronically via the internet at the following address: http://www.idelivercommunications.com/proxy/cybe/.

We are a leading global developer and manufacturer of high precision 3D sensors and system products for inspection and metrology. We also develop and manufacture our WaferSense® products, a family of wireless, wafer-shaped sensors that provide measurements of critical factors in the semiconductor fabrication process. We intend to leverage our sensor technologies in the surface mount technology (SMT) and semiconductor industries to deliver profitable growth. A key element of our strategy is the continued development and sale of high precision 3D sensors and system products based on our proprietary Multi-Reflection Suppression™ (MRS™) technology. We believe that our MRS technology is a breakthrough 3D optical technology for high-end inspection and metrology with the potential to significantly expand our markets. Another key element in our strategy is the continued development and introduction of new sensor applications for our WaferSense family of products.

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

Manufacturing yield challenges as electronics and semiconductors become more complex are driving the need for more precise inspection and metrology. As a result, we believe 3D inspection and metrology represent high-growth segments in both the SMT and semiconductor capital equipment markets. We expect a growing number of opportunities in the markets for SMT and semiconductor inspection and metrology, because our 3D MRS technology platform is well suited for many of these applications, particularly with respect to complex circuit boards and semiconductor wafer and advanced packaging inspection and metrology applications.

We manufacture 3D and 2D optical sensors for use in our own proprietary inspection system products and for sale to original equipment manufacturers (OEMs), system integrators and end customers in the SMT and semiconductor capital equipment markets. Our inspection system products are sold to manufacturers of SMT electronic circuit boards to control quality as in-line systems, particularly with respect to complex circuit boards used in smart phones and other high-end electronic products. These products are used by manufacturers to measure screen-printed solder paste, to inspect circuit boards and components after component placement, to confirm proper placement after full assembly of circuit boards and to inspect solder joints on printed circuit boards. We also sell our inspection system products to leading semiconductor manufacturers and outsourced semiconductor assembly and test (OSAT) companies. Manufacturers of DRAM and Flash Memory use our inspection system products to inspect assembly of their memory modules. Increasingly, our inspection system products are being used for various semiconductor related inspection and metrology applications, including advanced packaging.

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

Our WaferSense family of products assist with yield improvement and tool uptime in semiconductor wafer fabrication and flat panel display manufacturing by providing highly accurate measurements of critical process factors. These measurements are impossible or very difficult to obtain without powering down the equipment used for wafer fabrication and flat panel display manufacturing. Customers who use our products have better yields, through-put and tool up-time. Our products are more accurate when compared to the various manual techniques historically used by semiconductor manufacturers to obtain critical wafer fabrication process measurements. We have continued to invest in our WaferSense product family and anticipate strong future sales growth for these products.

Covid-19 was first identified in December 2019, and in March 2020, the World Health Organization categorized Covid-19 as a pandemic. The Covid-19 pandemic is affecting our customers, suppliers, service providers and employees, and the ultimate impacts of Covid-19 on our business, results of operations, liquidity and prospects are not fully known at this time. However, the Covid-19 outbreak has had a relatively minimal impact on our business to date. Our revenues increased by 18% to $70.1 million in 2020, from $59.3 million in 2019. We are forecasting modest revenue growth in the first quarter of 2021. Our forecast for the first quarter of 2021 could change if the Covid-19 pandemic worsens, or if unforeseen events related to the pandemic occur. We currently do not anticipate any significant credit losses or asset impairments resulting from the Covid-19 pandemic. As of December 31, 2020, our available balances of cash and marketable securities totaled $30.6 million. We believe that we have the resources required to attain our growth objectives and to meet any unforeseen difficulties resulting from the Covid-19 pandemic. We will continue to closely monitor the Covid-19 pandemic and its impact on our business. There have been recent spikes in Covid-19 cases, and some health experts have predicted that the Covid-19 pandemic may worsen in the coming months.

Our ability to implement our strategy effectively is subject to numerous uncertainties and risks, including the risks identified in Item 1A of this Annual Report on Form 10-K. There can be no assurance that our strategy will be successful.

OPERATIONS AND PRODUCTS

Multi-Reflection Suppression Technology

We have successfully launched a number of products based on our 3D MRS technology, including our SQ3000™ Multi-Function systems (SQ3000 and SQ3000 3D CMM) for inspection and metrology, MX3000™ memory module inspection system and our recently introduced 3D NanoResolution MRS™ sensor and WX3000™ inspection and metrology system for semiconductor wafer and advanced packaging inspection and metrology. We are continually developing new high precision 3D sensors and system products based on our proprietary MRS technology. We believe 3D inspection and metrology represent a high growth segment for both the SMT and semiconductor capital equipment markets. Our recent and planned product introductions are designed to strengthen our competitive position in our current markets and expand into adjacent markets.

Challenges with shrinking transistor dimensions has driven the need for advances in semiconductor packaging applications, including 3D stacking of chips. Accordingly, advanced semiconductor packaging is expected to experience significant growth in the next 5 to 10 years. Micro electromechanical systems devices (MEMS) are now being used for many advanced applications. Yield challenges with these products are driving the need for inspection and metrology, and we believe our 3D MRS technology platform is well suited for many of these applications. We are introducing new products based on our MRS technology that we believe will allow us to capitalize on these opportunities and increase our revenues in the future.

We have significantly advanced our 3D MRS sensor technology as part of a research initiative aimed at applying our 3D MRS sensor technology to semiconductor advanced packaging inspection and metrology. Our next generation ultra-high resolution 3-micron pixel 3D NanoResolution MRS sensor and WX3000 inspection and metrology system perform two to three times faster than alternate technologies at data processing speeds in excess of 75 million 3D data points per second. The 3D NanoResolution MRS sensor and WX3000 system perform 100% 3D and 2D inspection and metrology simultaneously at high speeds, deliver throughput of more than 25 wafers per hours and are capable of accurately measuring feature sizes down to 25 microns, which makes these products suitable for many semiconductor wafer and advanced packaging inspection and metrology applications. We anticipate that sales of sensors and systems based on 3D MRS technology, including for semiconductor wafer and advanced packaging inspection and metrology, will provide us with long-term growth opportunities.

We intend to expand sales of products based on our MRS technology in the SMT and semiconductor markets through current and new distribution channels, OEM partners, system integrators and direct sales to end-user customers.

High Precision 3D and 2D Sensors

We manufacture high precision sensors for inspection and metrology in the SMT and semiconductor markets. We sell our 3D MRS sensors to OEMs and system integrators for use in their proprietary system products, and we integrate our 3D MRS sensors into our own proprietary system products for inspection and metrology. Our SMT electronic assembly alignment sensor products are a family of sensors that are customized and incorporated into the equipment manufactured by our customers for use in SMT circuit board assembly. We work closely with our OEM customers and system integrators to incorporate our high precision 3D and 2D sensors into their product offerings. Sales of high precision 3D and 2D sensors accounted for 25% of our revenues in 2020 and 21% of our revenues in 2019.

3D MRS Sensors

Our proprietary 3D MRS sensor technology enables metrology grade accuracy by inhibiting optical measurement distortions and reflections. Our sensor architecture simultaneously captures and transmits multiple images in parallel while proprietary 3D fusing algorithms merge the images together. The result is ultra-high quality 3D images and high-speed inspection. Our 3D MRS sensors are used for inspection and metrology in a variety of applications, including SMT (printed circuit boards), CPU sockets, solder balls and bumps, wafer bumps, copper pillars and other semiconductor wafer and advanced packaging applications. Our 3D MRS sensors can also be used for industrial metrology. Our high precision 3D MRS sensors are based on commercially available cameras, digital light projectors and other hardware components, which are combined with our proprietary MRS technology, 3D fusing algorithms and precision optics. The combination of these elements allow our sensors to capture microscopic quality images at production speeds. Our 3D MRS sensors include six models featuring varying fields of view (FOV), 3D acquisition time and minimum feature sizes. Our next generation ultra-high resolution three-micron pixel 3D NanoResolution MRS sensor is capable of measuring feature sizes down to 25 microns accurately and at high speeds, and is suitable for many semiconductor wafer and advanced packaging inspection and metrology applications. We are targeting one micron, three-sigma accuracy, at speeds that would inspect more than 25 300-millimeter wafers in an hour. Sales of high precision 3D MRS sensors accounted for 17% of our revenues in 2020 and 10% of our revenues in 2019.

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

Sales of SMT Electronic Assembly Alignment Sensors accounted for 8% of our revenues in 2020 and 10% of our revenues in 2019.

Inspection and Metrology Systems

Our inspection and metrology system products are primarily used in the SMT and semiconductor industries for process control, inspection and metrology. These systems are sold to end-user manufacturing customers that use them in a production line or alongside a production line to maintain process and quality control. Our products incorporate our proprietary 3D and 2D optical sensors, off the shelf, translation or robotics hardware and conveyors and complete computer systems or processors with internally developed software. Sales of inspection and metrology systems accounted for 54% of our revenues in 2020 and 55% of our revenues in 2019.

Automated Optical Inspection (AOI) Products

We have been selling AOI products for well over a decade and have continued to develop and improve our AOI offerings since they were first introduced. These products are typically used to inspect circuit boards after component placement to determine whether all components have been placed correctly, and to measure the quality of solder joints after reflow. These products can also be used for various semiconductor related inspection and metrology applications, including wafer and advanced packaging applications, and for certain industrial metrology applications.

SQ3000 Multi-Function systems (SQ3000 and SQ3000 3D CMM). Our SQ3000 Multi-Function systems for AOI, solder paste inspection (SPI) and coordinate measurement (CMM) applications, are designed to expand our presence in markets requiring high precision inspection and metrology. In these markets, identifying defects has become highly challenging and critical due to smaller semiconductor and electronics packaging and increasing component density on circuit boards. We believe the combination of our proprietary 3D MRS sensor technology, Ai2 (Autonomous Image Interpretation) software and sophisticated 3D fusing algorithms allows us to offer microscopic image quality at production line speeds. The SQ3000 is an all-in-one solution for AOI and SPI in a single product. The SQ3000 3D CMM goes a step further by adding metrology functionality. Manufacturers in a variety of industries, including the SMT and semiconductor markets, can use the SQ3000 3D CMM as an in-line or off-line metrology tool to help solve complex manufacturing and product quality challenges.

We believe there are a growing number of sales opportunities for our SQ3000 Multi-Function systems in the markets for SMT and semiconductor inspection and metrology. We believe our 3D MRS sensor technology is uniquely suited for many of these applications. Our SQ3000 Multi-Function systems are available in versions that can accommodate dual production lanes and larger circuit board sizes. Sales of SQ3000 Multi-Function systems accounted for 27% of our revenues in 2020 and 30% of our revenues in 2019.

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

MX products. Our MX products are used for inspection of memory modules following the singulation step of the manufacturing process. Our MX600™ system utilizes our SIM sensor technology and Ai2 software, and is used for 2D inspection of memory modules. Our MX3000™ system utilizes our 3D MRS sensor technology, SQ3000 system software and Ai2 software, and is used for 3D inspection of memory modules. We recently received purchase orders for the MX3000 valued at $4.2 million for multiple subcontractors of a large memory manufacturer. These orders are expected to be recognized as revenue in the second and third quarters of 2021. Two of the world’s three largest memory manufacturers now use either our 2D MX600 or 3D MX3000 memory module inspection systems. We believe the potential market opportunity for the MX3000 system is significant.

SPI Products

SE3000™. The SE3000 is an in-line system solder paste inspection system based on our 3D MRS sensor technology. The SE3000 measures in 3D the amount of solder paste applied to a circuit board after the first step of the SMT circuit board assembly process. Because of the small size of the components that must be placed on each pad of solder paste and the density of components placed on the circuit board, a significant amount of SMT assembly problems are related to the quality of solder paste deposition. Misplaced solder paste or excess or inadequate amounts of paste can lead to improper connections or bridges between leads causing an entire circuit board to malfunction. The SE3000 inspects the height, area and volume of solder paste placed on an entire circuit board at production line speeds and with resolution that allows the SE3000 to measure the smallest chip scale packages and micro ball array component sites. The SE3000 can be integrated into most SMT production lines, providing real time quality control immediately after a printed circuit board leaves the screen printer and before component placement commences.

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

Semiconductor Wafer and Advanced Packaging Products

Our new WX3000 system is suitable for many semiconductor wafer and advanced packaging inspection and metrology applications. The WX3000, which incorporates our next generation ultra-high resolution 3D NanoResolution MRS sensor, performs 100% 3D and 2D inspection and metrology simultaneously at high speeds and delivers throughput of more than 25 wafers per hour. We believe the WX3000 performs two to three times faster than alternate technologies at data processing speeds in excess of 75 million 3D data points per second. The WX3000 is suitable for many high volume semiconductor wafer and advanced packaging inspection and metrology applications for feature sizes down to 25 microns.

General Industrial Metrology Products and Services

CyberGage®360. Manufacturers in a variety of industries use CyberGage360 as a near-line or off-line metrology tool to capture surface data to help solve complex manufacturing and product quality challenges. Our sales of CyberGage360 to date have not been significant. There can be no assurance that CyberGage360 will ever achieve widespread market acceptance.

Other Metrology Products and Services. We also sell 3D scanning and metrology equipment manufactured by other suppliers and provide 3D scanning and metrology services for objects of all sizes and complexity for customers that do not have their own 3D scanning and metrology equipment.

Semiconductor Sensors

Our principal semiconductor products, the WaferSense family of products, are a series of wireless sensors that provide measurements of critical factors in the semiconductor fabrication process. We designed our WaferSense family of sensors to be used where wafers or reticles are located in semiconductor fabrication to provide measurements of critical factors that are currently impossible or extremely difficult to obtain without powering down the fabrication process equipment. Because the user is not required to break down semiconductor fabrication equipment when using our WaferSense products, significant time is saved. In addition, measurement accuracy is increased over the accuracy of the manual techniques currently used by many customers when checking the process parameters measured by our WaferSense products. As a result of WaferSense technology, our customers are able to improve the up-time, through-put and process yield for their semiconductor fabrication equipment. We intend to continue to enhance and expand the WaferSense family of products in the future. Sales of semiconductor sensors accounted for 21% of our revenues in 2020 and 24% of our revenues in 2019.

Automatic Leveling Sensor™ (ALS™). The ALS is a wireless, vacuum-compatible sensor that can be placed in cassettes, FOUPS, on-end effectors, aligners, in-load locks and process chambers used in semiconductor fabrication to ensure that all stations are level and coplanar.

Automatic Gapping Sensor™ (AGS™). The AGS is a gapping tool that measures the gap in three places between the showerhead and pedestal in semiconductor process equipment. The amount of gap between the showerhead and pedestal can affect uniformity when material is deposited on semiconductor wafers.

Automatic Teaching Sensor™ (ATS™). The ATS measures X-Y-Z offset from robotic transfers of wafers to the pedestal in semiconductor process equipment. The amount of gap and offset after robotic transfer of wafers to the shower pedestal can affect film thickness and uniformity when material is deposited or etched on semiconductor wafers, impacting quality and product yields.

Automatic Vibration Sensor™ (AVS™). The AVS measures X-Y-Z acceleration for shock and vibration, which can generate wafer particles, scratches or wafer breakage that reduce yield.

WaferSense Airborne Particle Sensor™. The WaferSense airborne particle sensors (APS™) allow engineers to efficiently detect and classify particles and their exact sources in a process as wafers are transferred, slit valves are actuated and chambers are cycled, pumped down and purged. APS sensors are designed to be compatible with front-ends, coater/developer tracks, and deposition and etch equipment. ReticleSense® Airborne Particle Sensors allow users to quickly identify geographic particle sources in reticle environments. The ReticleSense Airborne Particle Sensor is compatible with ASML, Nikon and Canon scanners and can travel the entire reticle path to detect in real-time when and where particles might exist. The ReticleSense Airborne Particle Sensor helps our customers exceed manufacturing quality and productivity standards in the Photo lithography scanner environment.

In-Line Particle Sensor™. The In-Line Particle Sensor (IPS™) with CyberSpectrum software detects particles in gas and vacuum lines 24/7 in semiconductor process equipment. The IPS quickly identifies, monitors and enables troubleshooting of particles down to 0.1 micron in size. The IPS can be installed in any gas or vacuum system, and is particularly relevant for EUV lithography tools where the ability to monitor particles in-line can significantly improve EUV lithography tool yield and productivity. For example, an IPS can be installed at the vacuum line in between the EUV process chamber and the vacuum pump, saving significant time compared to current methods of sending a monitor dummy reticle into the EUV system to check for particles before and after sending the reticle into the EUV system. The IPS is constantly collecting data, which is especially critical during chamber purging. Process and equipment engineers in semiconductor fabs can increase the speed of equipment qualification. Contamination sources can be identified quickly and the effects of cleaning, adjustments and repairs can be seen in real-time. Through use of the IPS, fabs can shorten equipment maintenance cycles, lower equipment expenses and optimize preventative maintenance plans.

WaferSense Auto Multi Sensor™. The WaferSense Auto Multi Sensor is an all-in-one wireless real-time device that allows engineers to quickly take leveling, vibration and humidity measurements. Humidity measurements are becoming more important as the use of Fin Field Effect Transistor technology increases among semiconductor manufacturers. The ReticleSense Auto Multi Sensor allows users to quickly take leveling, vibration and humidity measurements in reticle environments.

WaferSense 300mm Auto Resistance Sensor™. The WaferSense 300mm Auto Resistance Sensor(ARS™) with CyberSpectrum software enables real-time resistance measurements of plating cell contacts in semiconductor Electrochemical Deposition (ECD) applications. The ARS quickly identifies and monitors resistance measurements with 50 separate pads around the perimeter utilizing a Kelvin sensing (4-wire resistance) method to detect residue affecting plating pins. Process and equipment engineers in semiconductor fabs can predict when a tool needs maintenance with quantitative analysis of measured mean resistance over time, shorten equipment maintenance cycles, and improve cell-to-cell uniformity with the wafer-like, 4-wire resistance sensor and CyberSpectrum software's objective and repeatable data.

WaferSense Auto Vibration and Leveling Sensor™.  The WaferSense Auto Vibration and Leveling Sensor (AVLS3™) with a thickness of 3.5mm can travel to most locations and tools within a semiconductor fab where a real semiconductor wafer travels. The Chemically Hardened Glass (CHG) substrate enables smooth wafer handling and improved vacuum chucking. The AVLS3, with CyberSpectrum software, collects and displays both vibration and leveling data simultaneously for fast equipment set-up and alignment and real-time equipment diagnostics to speed equipment qualification and shorten equipment maintenance cycles.

Markets and Customers

We sell the majority of our products into the markets for SMT and semiconductor inspection and metrology. The value of automation is high in these markets because the products produced have high unit costs and are manufactured at speeds too great for effective human involvement. Trends in these markets include further efforts to reduce the cost of the manufacturing process and to increase automation. Moreover, the trend toward smaller electronic devices with higher circuit densities, smaller circuit paths and extremely small components requires manufacturing and testing equipment capable of extremely accurate alignment and multidimensional measurement. Challenges with shrinking transistor dimensions has driven the need for advances in semiconductor packaging applications, including 3D stacking of chips. Yield challenges with these products are driving the need for more accurate inspection and metrology. We expect a growing number of opportunities in the markets for SMT and semiconductor inspection and metrology, because our 3D MRS technology platform is well suited for many of these applications.

High Precision 3D and 2D Sensors

3D MRS Sensors

We sell our 3D MRS sensors to OEM customers for use in semiconductor component package inspection. We have an agreement to supply Nordson-YESTECH with 3D MRS sensors for its 3D AOI inspection equipment serving the SMT market. We sell our 3D MRS sensors, including our next generation ultra-high resolution 3D NanoResolution MRS sensor, to OEMs and system integrators that make capital equipment for semiconductor manufacturers and OSAT's. We believe sales of 3D MRS sensors for semiconductor wafer and advanced packaging inspection and metrology applications represent compelling long-term growth opportunities. We estimate that the total available market for sales of our 3D MRS sensors to manufacturers of inspection and metrology equipment for the semiconductor wafer and advanced packaging inspection and metrology market was approximately $60 million in 2020, and will grow to approximately $150 million in 2025. We have just started selling our 3D MRS sensors for use in semiconductor wafer and advanced packaging inspection and metrology equipment and our sales to date have not been significant.

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

Inspection and Metrology Systems

We sell our AOI and SPI inspection and metrology systems to many of the leading SMT electronic assembly circuit board manufacturers, end-user customers manufacturing their own circuit boards, semiconductor manufacturers and OSAT companies. Manufacturers of DRAM and Flash Memory use our inspection system products to inspect assembly of their memory modules. Sales of AOI systems account for roughly two-thirds of the approximately $800 million total annual SPI and AOI SMT inspection systems market, with 3D AOI representing the fastest growing segment of this market. We estimate that the total available market for sales of 3D AOI systems to the SMT inspection systems and metrology markets was approximately $250 million in 2020, and will grow to approximately $1.4 billion by 2025. The markets for 3D and 2D semiconductor wafer and advanced packaging inspection and metrology equipment totals approximately $500 million per year.

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

Export Sales and Significant Customers

Export sales totaled $56.0 million or 80% of our total sales in 2020, compared to $44.8 million or 76% of our total sales in 2019. Export sales represent a large percentage of our total sales because a large portion of electronics assembly and semiconductor production occurs outside the United States. In addition, a significant portion of our export sales include high precision 3D and 2D sensors sold to OEM customers located in Europe and Asia. See Note 13 to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for information regarding the percentage of total sales revenue represented by total export sales (sales of products into countries other than the United States, including sales delivered through distributors) by location during the past two years. Most of our international export sales are negotiated, invoiced and paid in U.S. dollars. We manufacture our inspection system products in Singapore and a portion of our raw material purchases are denominated in Singapore dollars. We also have R&D and sales personnel located in Singapore and sales offices located in other parts of the world. Although currency fluctuations do not significantly affect our revenue, they can impact our costs and influence the price competitiveness of our products and the willingness of existing and potential customers to purchase our products.

In 2020, sales to our largest customer accounted for 14% of our total revenues, and sales to our second largest customer accounted for 13% of our total revenues. No other customer accounted for more than 10% of our total revenues in 2020. No customer accounted for more than 10% of our total revenues in 2019.

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

High Precision 3D and 2D Sensors

Our high precision 3D and 2D sensors are sold in most countries to OEMs and system integrators by direct sales personnel located in Minnesota and Asia. Some of the global channel partners for our other products also market our high precision 3D MRS sensors to system integrators and semiconductor manufacturers.

Inspection and Metrology Systems

Our AOI and SPI inspection and metrology system products are sold in most countries. We have just started marketing our new WX3000 system for semiconductor wafer and advanced packaging inspection and metrology. Sales and marketing of our AOI, SPI and WX3000 system products are more heavily concentrated in Asia where a significant portion of the worldwide production capacity for circuit board assembly and semiconductor manufacturing occurs. Our AOI, SPI and WX3000 system products are sold by direct sales personnel located in the United States, the United Kingdom, Singapore, Taiwan and China and through independent sales representatives and distributors. We have sales and service team members based in the United States and Mexico to serve the Americas market. Our sales and service office in the United Kingdom serves the European market. We have sales and service offices in Singapore, Taiwan and China to serve the markets for SMT and semiconductor inspection and metrology equipment in Asia. We have agreements with 43 independent sales representatives and distributors, which focus on sales and service of our AOI, SPI and WX3000 inspection and metrology system products to end-user customers. These agreements cover North and South America (14), Europe (16) and China and Asia-Pacific (13). We sell our general industrial metrology products and services to end-user customers mainly through a direct sales staff located in Minnesota.

Semiconductor Sensors

We sell our semiconductor products, primarily our WaferSense family of products, to semiconductor fabrication facilities through a separate worldwide sales channel of independent sales representatives and distributors. We also sell our WaferSense products directly to large OEM customers, which are mainly semiconductor capital equipment manufacturers. We currently have agreements in place or in process with 14 independent sales representatives and distributors, which focus on sales and service for our WaferSense products. These agreements cover the United States (4), Europe (3) and the Asia-Pacific (7). Our sales to OEM customers and our worldwide network of independent sales representatives and distributors are managed by direct sales personnel located in the United States and Asia.

Backlog and Seasonality

Product backlog was $23.0 million at December 31, 2020, $17.7 million at December 31, 2019 and $13.6 million at December 31, 2018. Product backlog at September 30, 2020 was $17.7 million. Our products are typically shipped two weeks to six months after the receipt of an order. However, in some cases we have received orders from OEM customers which cover a period of several years. Sales of some inspection and metrology system products may require customer acceptance due to performance or other acceptance criteria included in the terms of sale. For these product sales, revenue is recognized at the time of customer acceptance. Although our business is generally not of a highly seasonal nature, sales may vary based on the capital procurement practices in the SMT and semiconductor fabrication industries. However, we are not able to quantify with any level of precision the impact of these practices on our sales in any given quarterly period, and any seasonal cyclicality is often masked by more dramatic changes in demand caused by the normal volatility in electronics and semiconductor markets that are associated with changes in the economy. Our scheduled backlog at any time may vary significantly based on the timing of orders from OEM customers or the receipt of large orders for inspection and metrology system products.

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

We commit substantial resources to the development of important next-generation technologies that, we believe, will position us to be a global technology leader in high precision 3D sensors and capture additional market share in our key markets of SMT and semiconductor inspection and metrology. We maintain our commitment to research and development and product development even during periods when strong demand in the markets for our products does not exist. During the past two years, research and development efforts have been focused on a number of activities that are critical to our future growth and success, including the following:

•

Our next generation ultra-high resolution three-micron pixel 3D NanoResolution MRS sensor is capable of measuring feature sizes down to 25 microns accurately and at high speeds. We are targeting one micron, three-sigma accuracy, at speeds that would inspect more than 25 300-millimeter wafers in an hour. The 3D NanoResolution MRS sensor is suitable for many semiconductor wafer and advanced packaging inspection and metrology applications. We have adapted the system software used in our SQ3000 Multi-Function systems to work with wafer handling equipment to facilitate sales of our NanoResolution sensor to OEMs and system integrators.

•	Additional new MRS sensors for semiconductor component package inspection and metrology, in-line CPU socket metrology and semiconductor wafer and advanced packaging inspection and metrology applications.

•	Our next generation MX3000 system for 3D inspection of memory modules following the singulation step of the manufacturing process. The MX3000 utilizes our MRS sensor technology, SQ3000 system software and Ai2 software. We recently received purchase orders for the MX3000 valued at $4.2 million for multiple subcontractors of a large memory manufacturer. These orders are expected to be recognized as revenue in the second and third quarters of 2021.

•

Our new system, WX3000, for semiconductor wafer and advanced packaging inspection and metrology. The WX3000, which utilizes our 3D NanoResolution MRS sensor and SQ3000 system software, performs 100% 3D and 2D inspection and metrology simultaneously at high speeds and delivers throughput of more than 25 wafers per hour. We believe the WX3000 performs two to three times faster than alternate technologies at data processing speeds in excess of 75 million 3D data points per second. The WX3000 is suitable for many high volume semiconductor wafer and advanced packaging inspection and metrology applications for feature sizes down to 25 microns.

•

We have continued to advance our SQ3000 Multi-Function systems for 3D AOI, SPI and CMM applications, which are designed to expand our presence in markets requiring high precision inspection and metrology. Improvements include faster programming time and more software features to support new applications. We believe there are a growing number of sales opportunities for our SQ3000 Multi-Function systems in the markets for 3D AOI of complex circuit boards and semiconductor inspection and metrology.

•

Development of new semiconductor products, including new applications for our WaferSense family of products. We recently launched an In-Line Particle Sensor (IPS) to detect particles in gas and vacuum lines 24/7 in semiconductor process equipment. We also recently launched a WaferSense 300mm Auto Resistance Sensor (ARS) that enables real-time resistance measurements of plating cell contacts in semiconductor ECD applications. Other new WaferSense products are under development which have the potential to expand our market opportunity in the future, including next generation ATS products.

Research and development expenses were $9.6 million or 14% of revenue in 2020 and $9.4 million or 16% of revenue in 2019. Research and development expenses consist primarily of salaries, project materials, contract labor and other costs associated with ongoing product development and enhancement efforts. Research and development resource utilization is centrally managed based on market opportunities and the status of individual projects.

Manufacturing

All of our high precision 3D and 2D sensors and semiconductor sensors are assembled at our Minneapolis, Minnesota headquarters facility. Our inspection and metrology systems, including our SQ3000 Multi-Function system products, are assembled in Singapore. We rely on third party automation suppliers to provide the material handling platforms for our 2D MX600, 3D MX3000 and WX3000 system products. Much of our product manufacturing, which is primarily circuit board manufacturing, lens manufacturing and metal parts production, is performed by outside contractors. Our production personnel inspect incoming parts, perform final assembly, calibrate and perform final quality control testing of finished products. We have elected not to make the capital investments necessary for complete internal manufacturing of our products.

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

High Precision 3D and 2D Sensors

Our high precision 3D and 2D sensors mainly compete with the sensors and vision systems developed by OEMs using their own design employees for incorporation into their products. Some of the competitors in the capital equipment markets for SMT inspection, semiconductor component package inspection and semiconductor wafer and advanced packaging inspection and metrology rely on 3D sensors manufactured by Keyence Corporation. We believe the advantages offered by our 3D MRS sensor technology and SQ system software allow our customers, including OEMs and system integrators, to compete favorably in these markets.

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

Inspection and Metrology Systems

The primary competition for sales of our AOI and SPI inspection and metrology system products has been from Korean-based companies, including Koh Young Technology, MirTec Ltd., and PARMI Co. Ltd. We also compete with Taiwanese-based Test Research, Inc. and German-based Viscom AG, among others. In our view, the 3D MRS sensor technology, system software and Ai2 software used in our SQ3000 Multi-Function systems differentiate our products from competing products and that our products compete effectively in the SMT inspection systems and metrology markets based on performance, ease of use and the low rate of false calls. We also believe that our SQ3000 Multi-Function systems, enabled by our proprietary MRS technology, 3D fusing algorithms and precision optics, offer advantages over competing products and will allow us to gain market share based on our ability to offer microscopic quality images at fast production line speeds.

The markets for semiconductor wafer and advanced packaging inspection and metrology equipment are fragmented. Our competitors in the markets for semiconductor wafer and advanced packaging inspection and metrology equipment include, among others, Camtek, Inc., Unity SC, Utechzone Co. Ltd. and Onto Innovation, Inc.

The multi-billion dollar market for 3D scanning and metrology products is highly fragmented. The primary competition for the various metrology products and solutions we sell include coordinate-measuring machines sold by Hexagon, Zeiss and others, and assorted other 3D measurement products offering varying combinations of speed and accuracy, including X-ray systems. The market for 3D scanning and metrology services is dominated by small regional market participants.

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

Employees

As of December 31, 2020, we had 183 full-time employees worldwide, including 41 in sales, marketing and customer support, 57 in manufacturing, purchasing and production operations, 66 in engineering, research and development, and 19 in finance, administration and information services. Of these employees, 108 are located at our corporate headquarters in Minneapolis, Minnesota and 75 are located in other offices (7 in other states throughout the U.S., 5 in the United Kingdom, 47 in Singapore, 6 in China, 5 in Taiwan, 2 in Mexico, 1 in Malaysia, 1 in Japan and 1 in Korea). Although we have been successful in attracting and retaining qualified technical personnel, there is an ongoing need for more employees with advanced degrees and training in mathematics, optical physics and other key disciplines. There can be no assurance that we will be able to successfully retain or recruit qualified technical personnel in the future. None of our employees are covered by collective bargaining agreements or are members of a union.

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

We hold 53 patents (28 U.S. and 25 foreign) on a number of technologies, including the technologies used in our SQ3000 Multi-Function systems for AOI, SPI and CMM applications; other SMT inspection systems; MRS high-precision 3D sensors; SMT electronic assembly alignment sensors, SIM sensors and semiconductor sensors, primarily consisting of our WaferSense wireless measurement devices; and other products. In addition, we have 44 pending patents (10 U.S. and 34 foreign). We protect the proprietary nature of our software primarily through copyright and license agreements, and also through close integration with our hardware offerings. We utilize 31 registered trademarks (12 U.S. and 19 foreign) and have 4 trademark registrations pending. We also have 12 domain names and several common law trademarks. It is our policy to protect the proprietary nature of our new product developments whenever they are likely to become significant sources of revenue. No guarantee can be given that we will be able to obtain patent or other protection for other products.

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

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may,” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in this Annual Report on Form 10-K under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the Securities and Exchange Commission, or the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events, or otherwise.

Important factors, among others, that may affect our actual results include: a possible world-wide recession or depression resulting from the economic consequences of the COVID-19 pandemic; the negative effect on our revenue and operating results of the COVID-19 crisis on our customers and suppliers and the global supply chain; market conditions in the global SMT and semiconductor capital equipment industries; trade relations between the United States and China and other countries; the timing of orders and shipments of our products, particularly our 3D MRS SQ3000 Multi-Function systems and MX systems for memory module inspection; increasing price competition and price pressure on our product sales, particularly our SMT systems; the level of orders from our OEM customers; the availability of parts required to meet customer orders; unanticipated product development challenges; the effect of world events on our sales, the majority of which are from foreign customers; rapid changes in technology in the electronics and semiconductor markets; product introductions and pricing by our competitors; the success of our 3D technology initiatives; the market acceptance of our SQ3000 Multi-Function inspection and measurement systems and products for semiconductor advanced packaging inspection and metrology; costly and time consuming litigation with third parties related to intellectual property infringement; the negative impact on our customers and suppliers due to past and future terrorist threats and attacks and any acts of war; the impact of the MX3000 orders on our consolidated gross margin percentage in any future period; and risks related to cancellation or renegotiation of orders we have received. Our ability to implement our strategy effectively is subject to numerous uncertainties and risks, including the risks identified in Item 1A of this Annual Report on Form 10-K. There can be no assurance that our strategy will be successful.

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

Risks Related to the Global Economy and Public Health Crises

•

The Covid-19 pandemic has significantly and negatively impacted worldwide economic conditions that could have a material adverse effect on our operations and business in the future. The Covid-19 pandemic is likely to continue to affect our business, especially if government authorities continue to impose or re-impose mandatory closures, shelter-in-place mandates and social distancing protocols, and seek voluntary facility closures or impose other restrictions. Recently, some domestic and foreign governments have taken actions to re-open their economies. However, as a result of increased cases of Covid-19 infections and deaths, certain domestic and foreign governments have taken steps to reverse some of these re-opening initiatives. Actions to impede spread of Covid-19 could materially adversely affect our ability to adequately staff and maintain our operations and negatively impact long-term research and development projects. Global travel restrictions could continue to hinder our ability to obtain timely customer acceptance for some product sales, thereby negatively impacting our revenue and operating results. Our global supply chain has been and may continue to be disrupted, which could negatively affect our sales, ability to provide products to our customers and ability to service our customers. In addition, the economic disruptions caused by the Covid-19 outbreak could prevent customers from paying us for our products and result in significant credit losses. A prolonged global recession or depression resulting from the Covid-19 pandemic most likely would have a significant negative impact on our revenue and operating results, and could lead to asset impairment charges. As we cannot predict the duration or scope of the Covid-19 pandemic, the anticipated negative financial impact to our operating results cannot be reasonably estimated, but could be material and last for an extended period of time.

•	Our business has been and will continue to be significantly impacted by the global economy and uncertainty in the outlook for the global economy makes it more likely that our actual results will differ materially from expectations. Economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities, and negatively impacting our operating results. Economic instability or uncertainty could cause tightening of credit in financial markets, may lead consumers and businesses to postpone spending, and may cause our customers to cancel, decrease or delay their existing and future orders with us. In addition, financial difficulties experienced by our suppliers, distributors or customers could result in product delays, increased accounts receivable defaults and inventory challenges. The OEMs, system integrators and equipment manufacturers that purchase our sensors, and the semiconductor and SMT manufacturers that purchase our WaferSense® and inspection and metrology system products, are largely dependent on continued demand for consumer and commercial electronics, including smartphones, tablets and computers. Demand for electronics is a function of the health of the economies in the United States and around the world. Sales of our general purpose metrology products and services are also dependent upon the health of the global economy and the competitiveness of the end products manufactured by the customers we serve. Our results would be adversely affected in the future if these economies were to experience recessions, or if the products manufactured by our end customers are not successful in the marketplace.

•	World events beyond our control may affect our operations. Our operations and markets could be negatively affected by world events that effect economies and commerce in specific countries, such as China, Singapore, Taiwan and Japan, in which we do business. Natural disasters have affected travel patterns and accessibility in these countries in the past and other natural occurrences could affect the business we do in these countries in the future. Terrorist activity or other armed conflicts that could occur in countries in which we do business, labor disputes that impact complex international shipping arrangements, or other unanticipated actions by local populations could affect our ability to do business in specific geographies. Many of the countries in which we do business can be affected by economic forces that are different from the forces that affect the United States and change the amount of business we conduct.

•	Global trade conflicts may negatively impact our sales and results of operations. Ongoing trade conflicts with other countries, particularly China, may impact our sales and results of operations. Concerns over the impact of the U.S. and China trade war on the global economy may cause our customers to refrain from making investments in capital equipment, which would negatively impact our sales. We or our suppliers source certain raw materials and components from China. If the United States were to increase existing tariff levels or impose new tariffs, our supply chain and costs would be negatively impacted, resulting in an increase in our cost structure and negatively impacting our operating profits.

13

•

We generate approximately 80% of our revenue from export sales that are subject to risks of international operations. Our export sales are subject to many of the risks of international operations, including:

•	currency controls and fluctuations in currency exchange rates;

•	changes in local market business requirements and increased cost and development time required to modify and translate our products for local markets;

•	inability to recruit qualified personnel in a specific country or region;

•	difficulty in establishing and maintaining relationships with local vendors;

•	differing foreign technical standards;

•	differing regulatory requirements;

•	export restrictions and controls, tariffs and other trade barriers;

•	reduced protection for intellectual property rights;

•	changes in political and economic conditions;

•	potentially adverse tax assessments; and

•	terrorism, pandemics or other events that may affect local economies and our access to markets outside the U.S.

•	Exchange rate fluctuations may have a significant negative impact on our revenue and results of operations. Most of our international export sales are negotiated, invoiced and paid in U.S. dollars. Significant fluctuations in the value of the U.S. dollar relative to other currencies could have a negative impact on the price competitiveness of our products relative to foreign competitors and the willingness of customers to purchase our products. A significant portion of our cost of revenues, research and development and sales and marketing costs are denominated in the Singapore dollar. In addition, other sales and marketing costs are denominated in British Pounds Sterling, the new Taiwan dollar and the Chinese Yuan. Our costs will increase and our results will be negatively impacted in future periods, if the U.S. dollar weakens relative to the currencies of these countries. Fluctuations in the relationship between the U.S. dollar and the currencies of other geographies could have a significant negative impact on our future revenue, costs and results of operations.

Risks Related to Our Products and Customer Preferences

•	The markets for capital equipment in the SMT and semiconductor industries in which we operate are cyclical, and market downturns have occurred, such as the industry-wide slowdown in demand for SMT and semiconductor capital equipment that we experienced in 2019. We operate in cyclical markets – the SMT and semiconductor capital equipment markets – that periodically adjust independent of global economic conditions. For example, sluggish conditions in the markets for SMT and semiconductor capital equipment emerged late in the fourth quarter of 2018 and continued through the third quarter of 2019. In the past, we have not been able to predict with accuracy the timing or magnitude of periodic downturns in these markets. Some of these downturns have severely affected our operations and generated several years of unprofitable operations. Ultimately, we have difficulty determining the duration or severity of any market downturns, the strength of any subsequent recoveries, and the long-term impact that economic conditions may have on our business.

•	We have recently introduced or are in the process of introducing a number of products based upon our 3D MRS™ technology, the failure of new products employing this technology to achieve acceptance in the marketplace would materially adversely affect our future anticipated operating results. We have incorporated our MRS technology into various products, including our next generation ultra-high resolution 3-micron pixel 3D NanoResolution MRS™ sensor, other 3D MRS sensor offerings, WX3000™ system, MX3000™ system and SQ3000™ Multi-Function systems. We also expect to use this technology in other new products, including next generation sensors and systems for semiconductor component package inspection, semiconductor wafer and advanced packaging inspection and metrology. If the products we have introduced or are about to introduce based upon the MRS technology do not operate up to specifications, if the market otherwise does not find these products attractive, or if we are unable to efficiently identify new customers and new applications for these products given our current sales channels, our operating results for 2021 and longer-term growth in revenue and operating results would be materially adversely affected.

•	Sales of sensors to five OEM customers constituted 23% of our revenues in 2020, and the loss of any of these customers could have a materially adverse impact on our results of operations. If the order rates from these five OEM customers are negatively impacted by global economic events or competitive factors, if they choose sensors manufactured by other suppliers, or otherwise terminate their relationships with us, our results of operations could be adversely affected.

•

Our products could become obsolete. Our current products, as well as the products we have under development, are designed to operate with the technology that we believe currently exists or may exist for electronic components, printed circuit boards, memory modules and semiconductor manufacturing markets, including semiconductor component package, semiconductor wafer and advanced packaging inspection and metrology. The products we develop to meet customer needs and requirements are subject to rapid technological change and, because it takes considerable time to develop new products, we must anticipate industry trends, as well as technological developments, in order to effectively compete. Further, because we do not have unlimited development resources, we might choose to forgo the pursuit of what becomes a leading technology or market and devote our resources to technologies and markets that are less successful. If we incorrectly anticipate technology developments or market trends, or have inadequate resources to develop our products to deal with changes in technology and markets, our products could become obsolete, and our future revenue and operating results would be negatively impacted.

•

The market for most SMT capital equipment has become more mature and price competitive. The electronics capital equipment market for surface mount technologies is becoming more mature, resulting in increased price pressure on suppliers of this type of equipment. Consequently, our SMT inspection systems and SMT electronic assembly alignment sensor products have become subject to increased levels of price competition and competition from other suppliers, which may or may not utilize different technology, including lower cost Asian based suppliers.

•

The market for 3D AOI equipment for printed circuit board inspection has become more price competitive, which has negatively impacted our margins. Pricing for 3D AOI equipment for inspection of printed circuit boards with less demanding features and complexity has become more competitive, resulting in increased price pressure. In some instances, our SQ3000 Multi-Function systems compete in the marketplace for inspection of printed circuit boards in which the inspection requirements are less complex and stringent. In this segment of the market, we have experienced competitive pressures that have reduced the sales prices, which in turn has negatively impacted our revenue and gross margins. If this level of competition were to increase in the future, our revenue and gross margins would be negatively impacted.

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

Risks Related to Our Business

•	Our operating results have varied, and will likely continue to vary significantly, from quarter to quarter. Our quarterly operating results have varied in the past and will likely continue to vary significantly from quarter to quarter. Some of the factors that may influence our operating results include the following: changes in customer demand for our sensors, inspection and metrology systems, which is influenced by economic conditions in our markets and the overall health of the global economy; demand for products that use circuit boards and semiconductors; market acceptance of our products and those that have integrated our 3D MRS sensors into their product offerings, including OEM's and system integrators; competition; seasonal variations in customer demand; the timing, cancellation or delay of customer orders, particularly our SQ3000 Multi-Function systems, 3D MX3000 and 2D MX600™ memory module inspection systems; the timing of product shipments and related customer acceptances; and product development and other costs, including increased research, development, engineering and marketing expenses associated with our introduction of new products and product enhancements, and ongoing sales and marketing activities.

•	Our development and assembly operations in Singapore, and our sales operations in Asia and Europe, are subject to unique risks because of the remote nature of the operations. Our Singapore development and manufacturing operations, and our Asian and European sales operations, present a number of risks. These risks relate to the retention of personnel, management of product development and operations, management and access to customer and distributor interactions, control over administrative and business processes, regulatory and legal issues and other matters relating to foreign operations. Our financial performance, ability to serve our customers and ability to manufacture and sell products in Asia and Europe could be negatively impacted if we are unable to retain our Asian and European based employees, if it costs more than expected to retain these employees or hire other experienced employees in a timely manner, if we are unable to manage these employees appropriately, or if we are unable to locate suitable sources of components for our products manufactured in Asia.

•	Our ability to compete in the markets for our products is dependent upon our ability to recruit new capable channel partners and direct sales employees and the sales skills of our channel partners and employees. In order to generate significant incremental revenue in the future, we need to expand and enhance our sales capabilities by recruiting new, high quality channel partners and sales employees. Our efforts to increase the size and capability of our direct sales team and channel partners will increase our cost structure. If we are unable to successfully improve our direct sales team and sales channel, our future sales will be negatively impacted, and we will not obtain an adequate return on the increase in our cost structure, including obtaining an adequate return on our investment in research and development. To the extent our competitors have relationships with stronger channel partners, it may be difficult for us to achieve significant incremental revenue, even if our products are technologically superior.

•	Competitors in Asia may be able to compete favorably with us based on lower production and employee costs, greater financial resources and larger sales distribution networks. We compete with large multinational companies when selling our inspection and metrology system products. These competitors are able to take advantage of greater financial resources and larger sales distribution networks. We also compete with new Asian based suppliers, many of which may have lower overall production and employee costs and are willing to offer their products at lower selling prices to customers.

•

We are exposed to credit risk through sales to our OEM customers and distributors of our inspection and metrology system products. We sell our products through key OEM customers, and usually have significant credit exposure with respect to these customers. In addition, we sell our inspection and metrology system products through a network of international distributors. These distributors tend to be small and have limited financial resources and access to capital. Although these distributors do not hold our products in inventory for re-sale, we are exposed to credit risk and would incur losses if they are unable to pay for the products they have purchased from us.

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

•	We must attract, engage, retain and integrate key research and development employees in order to be successful, and failure to do so could have an adverse effect on our ability to profitably grow our business. Identifying, hiring, developing, training and retaining highly-skilled research and development employees is critical to our future, and competition for these types of employees is intense. Failure to successfully hire key research and development employees or the loss of key research and development employees could have a significant negative impact on our ability to create innovative new products, effectively compete in the markets we serve, and on our ability to profitably grow our business.

•	We are dependent on several key employees, including Dr. Subodh Kulkarni, our President and Chief Executive Officer, for new product innovation and much of the sales, marketing and business development activity related to our products (especially our MRS sensors). These key employees perform a critical role for us with respect to product strategy and new product development. Also, they have been instrumental in development and expansion of our relationships with key OEM customers, system integrators and others. If the employment of Dr. Kulkarni and other key employees with CyberOptics were to end for any reason, our ability to develop innovative products and achieve sustained long-term revenue growth may be negatively impacted.

Risks Related to Legal and Regulatory Proceedings

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

16

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

Risks Related to Financial and Capital Markets and Tax Matters

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

17

•

The absence of significant market liquidity in our common stock could impact the ability of our shareholders to purchase and sell larger blocks, the attractiveness of our stock to institutional shareholders, and the market value of our common stock. There were 7,294,617 shares of our common stock outstanding as of December 31, 2020. Although our common stock is traded on the NASDAQ Stock Market, in part because of the number of shares we have outstanding and available for trading, the daily trading volume in our stock is low, averaging less than 150,000 shares per day. Shareholders wishing to purchase or sell larger blocks of stock may not be able to do so quickly, and disposal by any shareholder of a significant block of stock could adversely affect the sale price in the marketplace. Further, institutional investors often have policies against investment in stock that is illiquid, and many institutional investors may elect not to purchase or hold our stock because of the inability to dispose of it. Lack of institutional interest in our common stock can negatively impact its market price and liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease a 61,208 square foot mixed office and warehouse facility built to our specifications in Golden Valley, Minnesota, which functions as our corporate headquarters and primary manufacturing facility for our sensor products, including those used in our inspection and metrology system products. Our lease for the Golden Valley facility expires July 31, 2026, contains a rent escalation clause and one renewal option of five years.

We lease a 19,805 square foot mixed office and warehouse facility in Singapore that serves as a sales, development and final assembly and integration facility for our inspection and metrology system products. Our lease for the Singapore facility expires on July 24, 2023.

As of December 31, 2020, we also have operating leases for small facilities in Taiwan, the United Kingdom and China, which expire in June 2023, May 2023 and November 2022, respectively.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material pending or threatened legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the trading symbol "CYBE".

As of February 28, 2021, there were approximately 200 holders of record of our common stock and approximately 5,500 beneficial holders. We have never paid a dividend on our common stock. Dividends are payable at the discretion of the Board of Directors out of funds legally available. Our Board has no current intention of paying dividends.

In July 2019, our Board of Directors authorized a $3.0 million share repurchase program which expired on June 30, 2020. There were no share repurchases under this program in 2020 prior to its expiration. In 2019, we spent $353,000 under this program to repurchase 25,985 shares of our common stock. We also withhold common shares to cover employee tax withholding obligations from the exercise of stock options and the vesting of restricted stock units. In the three months ended December 31, 2020, we withheld 7,393 shares to satisfy employee tax withholding requirements of $185,000. In the year ended December 31, 2020, we withheld 23,068 shares to satisfy employee tax withholding requirements of $605,000.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global developer and manufacturer of high precision 3D sensors and system products for inspection and metrology. We also develop and manufacture our WaferSense® products, which is a family of wireless, wafer-shaped sensors that provide measurements of critical factors in the semiconductor fabrication process. We intend to leverage our sensor technologies in the surface mount technology (SMT) and semiconductor industries to deliver profitable growth. A key element of our strategy is the continued development and sale of high precision 3D sensors and system products based on our proprietary Multi-Reflection Suppression™ (MRS™) technology. We believe that our MRS technology is a breakthrough 3D optical technology for high-end inspection and metrology with the potential to significantly expand our markets. Another key element in our strategy is the continued development and introduction of new sensor applications for our WaferSense family of products.

Our operating results in 2019 were affected by the cyclical, industry-wide slowdown in demand for SMT and semiconductor capital equipment as well as uncertainty surrounding the global trade environment. We believe that the three months ended September 30, 2019 marked the trough of the downturn in the SMT and semiconductor capital equipment markets. We believe that conditions in the SMT and semiconductor capital equipment markets started to strengthen in 2020 and will remain solid through 2021. Over the longer-term (i.e., the next several years), we expect a growing number of opportunities in the markets for SMT and semiconductor inspection and metrology. We believe that our 3D MRS sensor and system products and our WaferSense family products have the potential to expand our presence in the markets for SMT and semiconductor capital equipment.

Manufacturing yield challenges as electronics and semiconductors become more complex are driving the need for more precise inspection and metrology. We believe 3D inspection and metrology represent high-growth segments in both the SMT and semiconductor capital equipment markets. We believe our 3D MRS technology platform is well suited for many applications in these markets, particularly with respect to complex circuit boards and semiconductor wafer and advanced packaging inspection and metrology applications. We are taking advantage of current market trends by deploying our 3D MRS sensor technology in the following products:

•

Our SQ3000™ Multi-Function systems for Automated Optical Inspection (AOI), Solder Paste Inspection (SPI) and coordinate measurement (CMM) applications, which are designed to expand our presence in markets requiring high precision inspection and metrology. In these markets, identifying defects has become highly challenging and critical due to smaller semiconductor and electronics packaging and increasing component density on circuit boards. We believe our 3D MRS sensor technology used in our products is uniquely suited for many of these applications because of its ability to offer microscopic image quality and superior measurement performance at production line speeds.

•

Our next generation MX3000™ AOI system for 3D inspection of memory modules following the singulation step of the manufacturing process. We recognized our first revenue from the sale of the MX3000 in the first quarter of 2020. In the fourth quarter of 2020, we received new purchase orders for the MX3000 valued at $4.2 million. We expect to recognize the revenue from these orders in the second and third quarters of 2021.

•

Our next generation ultra-high resolution three micron pixel 3D NanoResolution MRS™ sensor, which is capable of measuring feature sizes down to 25 microns accurately and at high speeds, and is suitable for many semiconductor wafer and advanced packaging inspection and metrology applications. We have adapted the software used in our SQ3000 Multi-Function systems to work with wafer handling equipment to facilitate sales of our 3DNanoResolution MRS sensor to OEM's and system integrators.

•	Our new WX3000™ metrology and inspection system for semiconductor wafer and advanced packaging applications, which incorporates our next generation ultra-high resolution 3D NanoResolution MRS sensor. The WX3000 platforms performs 100% 3D and 2D inspection and metrology simultaneously at high speeds and delivers throughput of more than 25 wafers per hour. We believe the WX3000 performs two to three times faster than alternate technologies at data processing speeds in excess of 75 million 3D data points per second. The WX3000 is suitable for many semiconductor wafer and advanced packaging inspection and metrology applications for feature sizes down to 25 microns. We anticipate that sales of sensors and systems based on our 3D MRS technology for semiconductor wafer and advanced packaging inspection and metrology applications will provide us with long-term growth opportunities.

Revenue from MRS based products, including 3D AOI systems and high precision 3D MRS sensors, increased by $7.9 million or 33% to $31.8 million in 2020, from $23.9 million in 2019. Over the long term, we anticipate continued increases in sales of products based on our MRS technology in the SMT and semiconductor capital equipment markets. In particular, we believe inspection and metrology for micro LED, memory modules and semiconductor wafer and advanced packaging applications represent significant long-term growth opportunities. We anticipate increasing sales of MRS-based products by selling them to new OEM customers and system integrators, and by expanding direct sales of inspection and metrology system products to end-user customers.

We have continued to invest in our WaferSense family of products, because fabricators of semiconductors and other customers view these products as valuable tools for improving yields and productivity. We have recently introduced several new WaferSense products to further increase our revenue growth, including the In-Line Particle Sensor™ (IPS™). This sensor detects particles in gas and vacuum lines in semiconductor process equipment, and is particularly relevant for EUV lithography tools. Additional WaferSense applications are under development. Over the long-term, strong future sales growth is anticipated for our WaferSense family of products.

Our backlog was $23.0 million at December 31, 2020, an increase from $17.7 million at September 30, 2020, and $17.7 million at December 31, 2019. We are forecasting sales of $16.5 to $17.5 million for the first quarter of 2021. Our forecast for the first quarter of 2021 does not include any significant new orders for SQ3000 Multi-Function systems for micro LED inspection and metrology or MX systems for memory module inspection. We believe that demand in the SMT and semiconductor capital equipment markets will remain solid through 2021. However, an increase in the severity of the current Covid-19 outbreak, or a resulting prolonged economic recession or depression, could cause a slow-down in demand for SMT and semiconductor capital equipment. Over the long term, we believe anticipated sales growth of our products based on 3D MRS technology and WaferSense sensors should increase revenues and net income. We believe that we have the resources required to attain our growth objectives, given our available cash and marketable securities balances totaling $30.6 million at December 31, 2020.

Impact from Covid-19

Effect of Covid-19 Outbreak on Business Operations

Covid-19 was first identified in December 2019, and in March 2020, the World Health Organization categorized Covid-19 as a pandemic. The Covid-19 pandemic is affecting our customers, suppliers, service providers and employees, and the ultimate impacts of Covid-19 on our business, results of operations, liquidity and prospects are not fully known at this time. However, the Covid-19 outbreak has had a relatively minimal impact on our business to date. Our revenues increased by 18% to $70.1 million in 2020, from $59.3 million in 2019. We are forecasting revenues of $16.5 to $17.5 million for the first quarter of 2021, up modestly from $16.4 million in the first quarter of 2020. Our forecast for the first quarter of 2021 could change if the Covid-19 pandemic worsens, or if unforeseen events related to the pandemic occur. The most significant impacts on our business from the Covid-19 pandemic include the following:

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

•	Sales of some products, mainly our SQ3000 Multi-Function systems and MX memory module inspection products, require customer acceptance due to performance or other criteria that is considered more than a formality. Most of our customer’s factories have remained open during the Covid-19 pandemic because they are deemed to be essential under government shelter-in-place mandates. However, global travel restrictions and quarantine measures have hindered our ability to obtain customer acceptances for certain of our products at various times in 2020. Continuing or new global travel restrictions and quarantine measures could hinder our ability to obtain customer acceptances in a timely manner in the future, and therefore impact the timing of revenue recognition.

•	Total operating expenses were reduced in 2020 due to the Covid-19 pandemic. Wage costs were reduced in 2020 by approximately $410,000 from a jobs support program implemented by the government of Singapore. In addition, travel, trade show and other costs were reduced due to changes in employee travel patterns and trade show cancellations.

•	We have experienced some supply disruptions due to the Covid-19 pandemic, mainly from suppliers not deemed essential by shelter-in-place mandates in certain countries. Key supply chain disruptions have been resolved to date. However, supply chain disruptions could increase significantly if the pandemic worsens and continues for an extended period of time. To date, our on-hand inventories have been sufficient to enable us to mitigate any supply disruptions with minimal impact on our sales or ability to service customers. We presently do not expect that supply chain disruptions will have a significant impact on our revenue in the first quarter of 2021.

We currently do not anticipate any significant credit losses or asset impairments resulting from the Covid-19 pandemic. As of December 31, 2020, our available balances of cash and marketable securities totaled $30.6 million. We believe that we have the resources required to attain our growth objectives and to meet any unforeseen difficulties resulting from the Covid-19 pandemic. However, we will continue to closely monitor the Covid-19 pandemic and its impact on our business. There have been recent spikes in Covid-19 cases, and some health experts have predicted that the Covid-19 pandemic will worsen in the coming months.

United States Covid-19 Relief Legislation

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods and alternative tax credit refunds. The CARES Act also appropriated funds for the Small Business Administration Paycheck Protection Program loans that are forgivable in certain circumstances to promote continued employment. On December 27, 2020, a second relief package, the Consolidated Appropriations Act, 2021, was signed into law which set aside funding for additional loans under the Paycheck Protection Program established by the CARES Act. We have analyzed both pieces of legislation and presently do not believe they will have a material impact on our financial condition, results of operations or liquidity. However, we will continue to monitor the impact that these pieces of legislation could have on our business in the future.

Singapore Jobs Support Program

As stated above, the Singapore Government implemented a jobs support program in 2020 that was intended to support businesses and encourage retention of employees during the period of economic uncertainty caused by the Covid-19 pandemic. Under the jobs support program, the Singapore Government co-funded a portion of the gross monthly wages paid to local employees, which reduced our operating expense by $410,000 in 2020. We do not expect to receive any material benefit from the Singapore jobs support program in 2021.

Our ability to implement our strategy effectively is subject to numerous uncertainties and risks, including the risks identified in Item 1A of this Annual Report on Form 10-K.

Revenues

Our revenues increased by 18% to $70.1 million in 2020, from $59.3 million in 2019, and decreased by 8% to $59.3 million in 2019, from $64.7 million in 2018. The following table sets forth, for the years indicated, revenues by product line:

(In thousands)	2020	2019	2018
High precision 3D and 2D sensors	$17,522	$12,579	$21,532
Inspection and metrology systems	37,547	32,713	29,582
Semiconductor sensors	15,048	13,971	13,606
Total	$70,117	$59,263	$64,720

Revenues from sales of high precision 3D and 2D sensors increased by $4.9 million or 39% to $17.5 million in 2020, from $12.6 million in 2019, and decreased by $9.0 million or 42% to $12.6 million in 2019, from $21.5 million in 2018. The revenue increase in 2020 was due to higher sales of 3D MRS sensors resulting from improving conditions in the global semiconductor capital equipment market, higher adoption rates by existing OEM customers and sales of 3D MRS sensors to new OEM customers and system integrators. The revenue decrease in 2019 resulted from a reduction of purchases by OEM customers for high precision 3D and 2D sensors due to weak demand in the global SMT and semiconductor capital equipment markets.

Sales of high precision 3D and 2D sensors are dependent on the success of our OEM customers and system integrators selling products that incorporate our sensors. We believe sales of our 3D MRS sensors, including our next generation ultra-high resolution three micron pixel 3D NanoResolution MRS sensor, will represent an increasing percentage of our total high precision 3D and 2D sensor sales. Sales of high precision 3D and 2D sensors, including 3D MRS sensors, are prone to significant quarterly fluctuations due to variations in market demand and customer inventory levels.

Revenues from sales of inspection and metrology systems increased by $4.8 million or 15% to $37.5 million in 2020, from $32.7 million in 2019, and increased by $3.1 million or 11% to $32.7 million in 2019, from $29.6 million in 2018. The revenue increases in both periods were mainly due to higher sales of SQ3000 Multi-Function systems and MX memory module inspection systems. Sales of SQ3000 Multi-Function systems increased by $1.4 million or 8% to $18.9 million in 2020, from $17.5 million in 2019, and increased by $4.6 million or 36% in 2019, from $12.9 million in 2018. Sales of 2D and 3D MX memory module inspection systems totaled $6.7 million in 2020, compared to $3.3 million in 2019 and $1.1 million in 2018.

We believe the increase in sales of SQ3000 Multi-Function systems in 2020 and 2019 was due to the competitive advantages offered by our SQ3000 Multi-Function system products, and resulted from many companies transitioning from 2D to 3D AOI systems to meet the increasingly demanding product inspection and metrology requirements in the SMT and semiconductor markets. The market transition away from 2D AOI systems is expected to result in an industry-wide 20% compound annual rate of growth in global sales of 3D AOI systems through 2025. In addition, we believe the performance advantages of our SQ3000 Multi-Function system has allowed us to attain a leading position in the high growth micro LED inspection and metrology market. Sales of SQ3000 Multi-Function systems for micro LED inspection and metrology applications totaled $4.6 million in 2020, compared to $2.2 million in 2019 and $348,000 in 2018. Given these market dynamics and because of the competitive advantages of our 3D MRS sensor technology, we anticipate sales of SQ3000 Multi-Function systems will represent an increasing percentage of our total inspection and metrology system sales in the future.

In the fourth quarter of 2020, we received new purchase orders for our 3D MX3000 memory module inspection systems valued at $4.2 million. We expect to recognize the revenue from these orders in the second and third quarters of 2021. We believe memory manufacturers have determined that post singulation automated optical inspection of memory modules is an important step in their manufacturing process to improve yields and product quality. Two of the world’s three largest memory manufacturers now use either our 2D MX600™ or 3D MX3000 memory module inspection systems. As a result, we believe the potential market opportunity for our 2D and 3D memory module inspection systems is significant and anticipate that sales of these systems will continue in the future.

Revenues from sales of semiconductor sensors, principally our WaferSense line of products, increased by $1.1 million or 8% to $15.0 million in 2020, from $14.0 million in 2019, and increased by $365,000 or 3% to $14.0 million in 2019, from $13.6 million in 2018. The revenue increases were due to growing acceptance of our WaferSense products as important productivity enhancements tools by semiconductor manufacturers, and improved account penetration at major semiconductor manufacturers and capital equipment suppliers. Over the longer-term, we anticipate that the benefits from growing market awareness of our WaferSense products, improved account penetration at major semiconductor manufacturers and capital equipment suppliers and new product introductions will lead to additional WaferSense product sales.

Export revenues totaled $56.0 million or 80% of our revenues in 2020, compared to $44.8 million or 76% of total revenues in 2019, and $46.4 million or 72% of total revenues in 2018. Export revenues as a percentage of total revenues increased in 2020 and 2019 due to higher sales of 3D MRS sensors, SQ3000 Multi-Function systems and MX memory module inspection systems. A higher proportion of these products are generally sold outside the United States as compared to our other products. In addition, the Covid-19 pandemic has had a more negative impact on sales in the U.S., when compared to the effect on sales in Europe and Asia.

Cost of Revenues and Gross Margin

Cost of revenues increased by $5.9 million or 18% to $38.9 million in 2020, and decreased by $3.1 million or 9% to $33.0 million in 2019, from $36.1 million in 2018. Fluctuations in cost of revenues in 2020 and 2019 were primarily due to the corresponding fluctuations in revenue levels. Total revenues increased by 18% in 2020 and decreased by 8% in 2019. Items included in cost of revenues that fluctuate with the level of sales include raw materials, direct labor and factory overhead costs. Revenue mix also contributed to the changes in cost of revenues.

Total gross margin as a percentage of revenue was 45% in 2020, 44% in 2019, and 44% in 2018. There was no significant change in our total gross margin as a percentage of revenue in 2020, when compared to 2019 or 2018.

Our markets are highly price competitive, particularly in the electronics assembly and SMT markets. As a result, we have experienced continual pressure on our gross margins. We compensate for the pressure to reduce the price of our products by introducing new products with more features and improved performance and through manufacturing cost reduction programs. Sales of many products that we have recently introduced or are about to introduce, including our current and future SQ3000 Multi-Function systems, WX3000 system for semiconductor wafer and advanced packaging inspection and metrology, next generation 3D MRS sensors and semiconductor sensors, (consisting primarily of our WaferSense line of products) have, or are expected to have, more favorable gross margins than many of our existing products. Our next generation 3D MRS sensor and system products are being designed for more complex and demanding inspection and metrology applications in the SMT and semiconductor markets. Sales prices and gross profit margins for these applications tend to be higher than margins for products sold in the general purpose SMT market. However, the gross margin percentage for our 3D MX3000 system for inspection of memory modules will be lower than our current total gross margin percentage due to the significant costs for material handling and automation required for this product. We are working on cost reduction strategies for our SQ3000 Multi-Function system which should benefit gross margins for this product starting in the third quarter of 2021.

Operating Expenses

Research and development (R&D) expenses were $9.6 million or 14% of revenues in 2020, $9.4 million or 16% of revenues in 2019, and $8.8 million or 14% of revenues in 2018. The increase in R&D expenses in 2020 was due to higher compensation costs for new and existing R&D employees, including higher bonus accruals resulting from our improved financial performance. These cost increases were mostly offset by the $340,000 favorable impact from the Singapore Government's jobs support program on wage costs discussed above. Travel costs were also lower due to the Covid-19 pandemic. The increase in R&D expenses in 2019 was the result of higher compensation costs for new and existing R&D employees, and expenses related to development of our next generation 3D NanoResolution MRS sensor, offset in part by lower bonus accruals for employees working in our R&D department. Current R&D expenditures are primarily focused on continued development of our portfolio of next generation 3D MRS sensor and system products and continued R&D work on WaferSense products. We also continue to enhance our SQ3000 Multi-Function systems and 3D MX3000 memory module inspection systems.

Selling, general and administrative ("S,G&A") expenses were $15.6 million or 22% of revenues in 2020, $16.0 million or 27% of revenues in 2019, and $16.4 million or 25% of revenues in 2018. The decrease in S,G&A expenses as a percentage of revenues in 2020 was mainly due to higher revenue levels. The decrease in S,G&A expenses in 2020 was due to lower costs for travel and trade shows resulting from the Covid-19 pandemic, lower costs for professional fees and a $70,000 benefit from the Singapore Government's jobs support program, offset in part by higher compensation costs, including higher bonus accruals due to our improved financial performance. The increase in S,G&A expenses as a percentage of revenues in 2019 primarily reflected our lower revenue levels, offset in part by lower expense levels. The decrease in S,G&A expenses in 2019 was due to lower compensation costs resulting from employee departures and lower bonus accruals and sales commissions resulting from the declines in our revenues and financial performance.

We anticipate that operating expenses will increase in 2021 when compared to 2020. We expect travel and trade show costs to increase once the Covid-19 pandemic begins to ease. We also expect that any impact from the Singapore Government's jobs support program on 2021 operating costs will be inconsequential.

Interest Income and Other

Interest income and other includes interest earned on investments and gains and losses associated with foreign currency transactions, primarily intercompany financing transactions associated with our subsidiaries in the United Kingdom, Singapore, China and Taiwan. We recognized foreign currency transaction gains of $27,000 in 2020, compared to foreign currency transaction losses of $127,000 in 2019.

Provision for Income Taxes

We recorded income tax expense of $612,000 in 2020, compared to income tax expense of $386,000 in 2019. Our income tax expense in 2020 reflected an effective income tax rate of approximately 10%, which was favorably impacted by significant excess tax benefits from employee stock option exercises and vesting of restricted stock units and restricted shares, and favorable benefits from U.S. federal R&D tax credits and foreign tax credits. We were able to take advantage of the Foreign Derived Intangible Income deduction and foreign tax credits in 2020 because we have used up our remaining federal net operating loss carry forwards. Our income tax expense in 2019 reflected an effective tax rate of approximately 33%, which was negatively impacted by Global Intangible Low-Taxed Income (GILTI) income and an increase in our valuation allowance for deferred income taxes, offset by the favorable benefits from U.S. federal R&D tax credits and a non-cash benefit from completion of an audit of our income taxes in the Singapore tax jurisdiction.

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

Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, our experience with credit and loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, we first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions in which we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. In addition, we considered both our near-term and long-term financial outlook. After considering all available evidence (both positive and negative), we concluded that recognition of valuation allowances for substantially all of our U.S. and Singapore based deferred tax assets was not required at December 31, 2020 or December 31, 2019. The valuation allowance recorded against our deferred tax assets at December 31, 2020 was reduced by $265,000, mainly for U.S. federal R&D tax credits that were used or expired.

We file income tax returns in the United States and various state and foreign jurisdictions. Our federal income tax returns for years after 2016 are still subject to examination by the Internal Revenue Service. We are no longer subject to state and local income tax examinations for years prior to 2016. The Inland Revenue Authority of Singapore has initiated a routine compliance review of our 2018 income tax return. We presently anticipate that the outcome of this audit will not have a significant impact on our financial position or results of operations.

Liquidity and Capital Resources

Our cash and cash equivalents increased by $2.6 million in 2020. Cash provided by operating activities of $6.0 million and proceeds of $11.6 million from maturities of marketable securities were more than offset by purchases of marketable securities totaling $13.2 million and purchases of fixed assets and payment of capitalized patent costs totaling $1.7 million. Proceeds from stock option exercises and share purchases under our Employee Stock Purchase Plan totaling $582,000, were more than offset by $605,000 of cash used to make employee withholding tax payments for shares withheld related to stock option exercises and vesting of restricted stock units. Our cash and cash equivalents fluctuate in part because of sales and maturities of marketable securities and investment of cash balances in marketable securities, and from other sources of cash. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity than cash balances alone. Combined balances of cash and marketable securities increased by $4.3 million to $30.6 million as of December 31, 2020, from $26.3 million as of December 31, 2019.

Operating activities provided $6.0 million of cash in 2020. The amount of cash provided by operations was favorably impacted by our net income of $5.7 million. Net income was affected by non-cash expenses totaling $4.6 million for depreciation and amortization, non-cash operating lease expense, provision for doubtful accounts, deferred taxes, non-cash gains from foreign currency transactions, share-based compensation costs and an unrealized loss on our available-for-sale equity security. Changes in operating assets and liabilities providing cash included a decrease in accounts and trade notes receivable of $1.9 million, an increase in accrued expenses of $1.3 million and an increase in advance customer payments of $247,000. Changes in operating assets and liabilities using cash included an increase in inventories of $5.2 million, a decrease in accounts payable of $1.9 million and a decrease in operating lease liabilities of $772,000. Accounts and trade notes receivable decreased due to an improvement in the rate of collections. Sales of sensor products, which typically have shorter collection cycles than sales of our inspection and metrology system products, were higher in the fourth quarter of 2020, when compared to the fourth quarter of 2019. The increase in accrued expenses was mainly due to bonus accruals resulting from our improved financial performance. Advance customer payments were up due to an increase in deposits for equipment prior to transfer of control. The increase in inventories was due to planned purchases of raw materials in the third quarter of 2020 to meet anticipated customer demand for SQ3000 Multi-Function systems. The decrease in accounts payable was due to the timing of raw material purchases, with lower purchases of raw materials in the fourth quarter of 2020, when compared to the fourth quarter of 2019. Operating lease liabilities decreased due to monthly rental payments under our facility leases.

Operating activities provided $2.1 million of cash in 2019. The amount of cash provided by operations was favorably impacted by our net income of $774,000. Net income was affected by non-cash expenses totaling $5.2 million for depreciation and amortization, non-cash operating lease expense, provision for doubtful accounts, deferred taxes, non-cash losses from foreign currency transactions, share-based compensation costs, and various non-cash gains and losses. Changes in operating assets and liabilities providing cash included a decrease in prepaid expenses and other assets of $539,000. Changes in operating assets and liabilities using cash included an increase in accounts and trade notes receivable of $1.2 million, an increase in inventories of $439,000, a decrease in accounts payable of $1.5 million, a decrease in accrued expenses of $856,000 and a decrease in operating lease liabilities of $308,000. Prepaid expenses and other assets mainly decreased because deposits previously paid to a key supplier of materials were used to purchase inventories. Accounts and trade notes receivable increased due to slower collection of accounts receivable. Sales of inspection and metrology systems, which typically have longer collection periods than sales of our sensor products, were higher in the later half of 2019, when compared to the later half of 2018. The increase in inventories was due to the purchase of materials to support the launch of new products, including our ultra-high resolution 3D NanoResolution MRS sensor and 3D MX3000 AOI system for inspection of memory modules. Accounts payable decreased due to the timing of inventory purchases, with excess raw material purchases from the first half of 2019 being consumed in the later half of 2019, resulting in fewer raw material purchases in the fourth quarter of 2019, when compared to the fourth quarter of 2018. Accrued expenses decreased due to lower compensation accruals, resulting from payment of 2018 bonuses in early 2019, and lower bonuses for 2019. Operating lease liabilities decreased due to monthly rental payments under our facility leases.

Investing activities used $3.3 million of cash in 2020 and $5.6 million of cash in 2019. Changes in the level of investment in marketable securities, resulting from the purchases, sales and maturities of those securities used $1.6 million of cash in 2020 and $4.2 million of cash in 2019. We used $1.7 million of cash in 2020 and $1.5 million of cash in 2019 for the purchase of fixed assets and capitalized patent costs. Proceeds of $84,000 were received in 2019 from the sale of equipment.

Financing activities used $23,000 of cash in 2020 and provided $31,000 of cash in 2019. Proceeds from the exercise of stock options and share purchases under our employee stock purchase plan provided $582,000 of cash in 2020 and $451,000 of cash in 2019. Tax payments for shares withheld related to stock option exercises and vesting of restricted stock units used $605,000 of cash in 2020 and $67,000 of cash in 2019. In July 2019, our Board of Directors authorized a $3.0 million share repurchase program which expired on June 30, 2020. No shares were repurchased under this program in 2020 prior to its expiration. Share repurchases under this program used $353,000 of cash in 2019.

At December 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. These entities are established by some companies for the purpose of establishing off-balance sheet arrangements or for other contractually narrow or limited purposes.

In February 2020, we finalized a new lease for our existing 19,805 square foot mixed office and warehouse facility in Singapore, which serves as a sales, development and final assembly and integration facility for our inspection and metrology system products. The new lease does not contain any incentives or renewal options and runs through July 24, 2023. Rent and facility operating costs under the new lease are expected to remain unchanged when compared to the old lease that expired in July 2020.

Except for obligations under facility leases and purchase contracts, we had no material commitments for expenditures as of December 31, 2020. Purchase commitments for raw materials and other inventory can vary based on the volume of revenue and resulting inventory requirements.

Our cash, cash equivalents and marketable securities totaled $30.6 million at December 31, 2020. We believe that on-hand cash, cash equivalents and marketable securities, coupled with anticipated future cash flow from operations, will be adequate to fund our cash flow needs for the foreseeable future, including the contractual obligations mentioned above.

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

Our performance obligations are satisfied at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a point in time totaled $68.4 million, or 98% of our total revenue in 2020, and $57.2 million, or 97% of our total revenue in 2019. Revenue from these contracts is recognized when obligations under the terms of the contract with our customers are satisfied, which is generally with the transfer of control upon shipment. Sales of some products may require customer acceptance due to performance or other acceptance criteria that is considered more than a formality. For these product sales, revenue is recognized upon notification of customer acceptance.

Revenue from products and services transferred to customers over time totaled $1.7 million, or 2% of our total revenue in 2020, and $2.0 million, or 3% of our total revenue in 2019. Periodically, sensor product arrangements with our OEMs will create an asset with no alternative use and include an enforceable right to payment. For these arrangements, control is transferred over the manufacturing process; therefore, revenue is recognized over time utilizing an input method based on actual costs incurred in the manufacturing process to date relative to total expected production costs. For certain longer duration 3D scanning service projects, we progress bill as the services are performed. These arrangements create an asset with no alternative use and include an enforceable right to payment. For these arrangements, control is transferred over the hours incurred to complete the scanning project; therefore, revenue is recognized over time utilizing an input method based on actual hours incurred relative to total projected project hours. For maintenance and extended warranty contracts, revenue is recognized over time on a straight-line basis over the term of the contract as the customer simultaneously receives and consumes the benefits of the coverage.

 Allowance for Doubtful Accounts and Trade Notes.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In making the determination of the appropriate allowance for doubtful accounts, we consider specific accounts, historical write-offs, changes in customer relationships and credit worthiness and concentrations of credit risk. Specific accounts and trade notes receivable are written-off once a determination is made that the account is uncollectible. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts and trade notes was $302,000 at December 31, 2020 and $322,000 at December 31, 2019.

Allowance for Warranty Expenses.

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of components provided by suppliers, warranty obligations do arise. These obligations are affected by product failure rates, the costs of materials used and service delivery expenses incurred in correcting a product failure. If actual product failure rates and material or service delivery costs differ from our estimates, revisions to the estimated warranty liability are required and could be material. The allowance for warranties was $839,000 at December 31, 2020 and $798,000 at December 31, 2019.

Inventory Write Downs.

We write down inventory for estimated obsolescence or lack of marketability equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. We formulate our assumptions regarding future demand and market conditions based on order trends and input from customers regarding their future requirements. If actual market conditions are less favorable than those projected, or if in the future we decide to discontinue sales and marketing of any of our products, additional inventory write-downs may be required. Excess and obsolete inventories were written down by $752,000 at December 31, 2020 and $649,000 at December 31, 2019.

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
28

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

At December 31, 2020, we had goodwill of $1.4 million. Our recent analysis performed as of December 31, 2020 indicates that our goodwill is not impaired. However, our conclusion could change in the future, if our assumptions about future economic conditions, revenue growth or profitability change. Any resulting impairment charge could have a material effect on our financial position and results of operations in the future.

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

We have significant deferred tax assets as a result of temporary differences between the taxable income on our tax returns and U.S. GAAP income, R&D tax credit carry forwards and state net operating loss carry forwards. A deferred tax asset generally represents future tax benefits to be received when temporary differences previously reported in our consolidated financial statements become deductible for income tax purposes, when net operating loss carry forwards could be applied against future taxable income, or when tax credit carry forwards are utilized on our tax returns. We assess the realizability of our deferred tax assets and the need for a valuation allowance based on the guidance provided in current financial accounting standards.

Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, our experience with credit and loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, we first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions in which we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. In addition, we considered both our near-term and long-term financial outlook. After considering all available evidence (both positive and negative), we concluded that recognition of valuation allowances for substantially all of our U.S. and Singapore based deferred tax assets was not required at December 31, 2020 or December 31, 2019. The valuation allowance recorded against our deferred tax assets at December 31, 2020 was reduced by $265,000, mainly for U.S. federal R&D tax credits that were used or expired.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

CYBEROPTICS CORPORATION

	December 31,	December 31,
(In thousands, except share information)	2020	2019
ASSETS
Cash and cash equivalents	$8,399	$5,836
Marketable securities	8,121	8,295
Accounts receivable, less allowance for doubtful accounts of $302 at December 31, 2020 and $322 at December 31, 2019	14,735	16,059
Inventories	20,271	15,580
Prepaid expenses	686	559
Other current assets	890	1,020
Total current assets	53,102	47,349

Marketable securities, long-term	14,052	12,168
Equipment and leasehold improvements, net	3,235	3,341
Intangibles, net	325	310
Goodwill	1,366	1,366
Right-of-use assets (operating leases)	2,621	2,111
Trade notes receivable, long-term	418	962
Deferred tax assets	4,597	4,992
Total assets	$79,716	$72,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$5,118	$7,023
Advance customer payments	823	499
Accrued expenses	3,893	2,572
Current operating lease liabilities	819	688
Total current liabilities	10,653	10,782

Other liabilities	134	202
Long-term operating lease liabilities	3,244	3,141
Reserve for income taxes	157	150
Total liabilities	14,188	14,275

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 7,294,617 shares issued and outstanding at December 31, 2020 and 7,154,591 shares issued and outstanding at December 31, 2019	37,817	36,659
Accumulated other comprehensive loss	(1,102)	(1,406)
Retained earnings	28,813	23,071
Total stockholders’ equity	65,528	58,324
Total liabilities and stockholders’ equity	$79,716	$72,599

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS

CYBEROPTICS CORPORATION

	Year Ended December 31,
(In thousands, except per share amounts)	2020	2019
Revenues	$70,117	$59,263
Cost of revenues	38,900	32,961

Gross margin	31,217	26,302

Research and development expenses	9,572	9,362
Selling, general and administrative expenses	15,648	16,004

Income from operations	5,997	936

Interest income and other, net	357	224

Income before income taxes	6,354	1,160

Income tax provision	612	386

Net income	$5,742	$774

Net income per share – Basic	$0.80	$0.11
Net income per share – Diluted	$0.77	$0.11

Weighted average shares outstanding – Basic	7,215	7,113
Weighted average shares outstanding – Diluted	7,454	7,262

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CYBEROPTICS CORPORATION

	Year Ended December 31,
(In thousands)	2020	2019
Net income	$5,742	$774

Other comprehensive income, before tax:
Foreign currency translation adjustments	190	174

Unrealized gains on available-for-sale securities	145	138

Total other comprehensive income before income taxes	335	312

Income tax provision	31	28

Total other comprehensive income after income taxes	304	284

Total comprehensive income	$6,046	$1,058

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

CYBEROPTICS CORPORATION

	Year Ended December 31,
(In thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,742	$774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,629	2,832
Non-cash operating lease expense	521	828
(Recovery) provision for doubtful accounts	(20)	8
Deferred taxes	366	393
Foreign currency transaction (gains) losses	(97)	127
Share-based compensation	1,181	991
Unrealized loss on available for sale equity security	18	12
Gain on sale of equipment	—	(26)
Changes in operating assets and liabilities:
Accounts and trade notes receivable	1,888	(1,170)
Inventories	(5,212)	(439)
Prepaid expenses and other assets	49	539
Accounts payable	(1,903)	(1,529)
Advance customer payments and other	247	(49)
Accrued expenses	1,321	(856)
Operating lease liabilities	(772)	(308)
Net cash provided by operating activities	5,958	2,127

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale marketable securities	11,576	7,835
Purchases of available-for-sale marketable securities	(13,186)	(12,033)
Proceeds from sale of equipment	—	84
Additions to equipment and leasehold improvements	(1,527)	(1,301)
Additions to patents	(212)	(150)
Net cash used in investing activities	(3,349)	(5,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	358	248
Tax payments related to shares withheld for share-based compensation plans	(605)	(67)
Common stock repurchases	—	(353)
Proceeds from issuance of common stock under employee stock purchase plan	224	203
Net cash (used in) provided by financing activities	(23)	31

Effects of exchange rate changes on cash and cash equivalents	(23)	(5)

Net increase (decrease) in cash and cash equivalents	2,563	(3,412)

Cash and cash equivalents – beginning of period	5,836	9,248
Cash and cash equivalents – end of period	$8,399	$5,836

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

CYBEROPTICS CORPORATION

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
BALANCE, December 31, 2018	7,101	$35,637	$(1,690)	$22,264	$56,211

Adoption of ASU 2016-02	—	—	—	33	33

Exercise of stock options and vesting of restricted stock units, net of shares exchanged as payment	58	248	—	—	248

Tax payments related to shares withheld for share-based compensation plans	(4)	(67)	—	—	(67)

Share issuances for director compensation	8	—	—	—	—

Share-based compensation	—	991	—	—	991

Issuance of common stock under Employee Stock Purchase Plan	18	203	—	—	203

Repurchase of common stock	(26)	(353)	—	—	(353)

Other comprehensive income, net of tax	—	—	284	—	284

Net income	—	—	—	774	774

BALANCE, December 31, 2019	7,155	36,659	(1,406)	23,071	58,324

Exercise of stock options and vesting of restricted stock units, net of shares exchanged as payment	135	358	—	—	358

Tax payments related to shares withheld for share-based compensation plans	(23)	(605)	—	—	(605)

Share issuances for director compensation	8	—	—	—	—

Share-based compensation	—	1,181	—	—	1,181

Issuance of common stock under Employee Stock Purchase Plan	20	224	—	—	224

Other comprehensive income, net of tax	—	—	304	—	304

Net income	—	—	—	5,742	5,742

BALANCE, December 31, 2020	7,295	$37,817	$(1,102)	$28,813	$65,528

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash and cash equivalents consist of funds maintained in demand deposit accounts, money market accounts, certificate of deposits, corporate debt instruments and U.S. government backed obligations. Cash and cash equivalent balances, at times, may exceed federally insured limits.

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

Available-for-sale securities are carried at fair value. Unrealized gains and losses for marketable debt securities are reported as a separate component of stockholders’ equity until realized. Unrealized gains and losses for marketable equity securities are recognized in net income. Fair values are primarily determined using quoted market prices or valuations provided by external investment managers who obtain them from a variety of industry standard data providers. The carrying amounts of securities, for purposes of computing unrealized gains and losses, are determined by specific identification. The cost of securities sold is also determined by specific identification.

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

Cash and marketable securities held by foreign subsidiaries totaled $672,000 at December 31, 2020 and $327,000 at December 31, 2019.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out (FIFO) method. Appropriate consideration is given to deterioration, obsolescence, and other factors in evaluating net realizable value.

Accounts and Trade Notes Receivable

We extend unsecured credit to our customers in the normal course of business. We periodically provide financing to customers for the purchase of SQ3000 Multi-Function system products. Trade notes receivable bear interest at annual effective rates ranging from approximately 5% to 7%, and are repayable over periods ranging from 18 to 36 months. The current portion of the trade notes are classified as accounts receivable in the accompanying balance sheets.

Interest income will be discontinued for any trade notes receivable with a specific reserve established if it is likely that we will be unable to collect all amounts due according to the original terms of the trade notes. For these trade notes receivable, cash collection will first be applied as a reduction to principal outstanding. Any cash received in excess of the outstanding principal payments will be recognized as interest income. Trade notes receivable may be removed from non-accrual status with respect to interest income based upon changes in customer circumstances, including a sustained history of payments. At December 31, 2020, none of our trade notes receivable were in a non-accrual status with respect to interest income.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired in a business combination. We have determined that we have one reporting unit. We evaluate the carrying value of goodwill annually on December 31st and more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. We first assess qualitative factors to determine whether it is more likely than not that our fair value is greater than carrying value (i.e. net book value). If we conclude that it is more likely than not that our fair value is greater than carrying value, no further testing is required. If we conclude that it is more likely than not that our fair value is less than carrying value, we estimate our fair value using the income approach. The income approach is a valuation technique under which we estimate future cash flows using financial forecasts. Future estimated cash flows are discounted to their present value to calculate fair value. When considering fair value, we also give consideration to the control premium in excess of our current market capitalization that might be obtained from a third party acquirer. Goodwill impairment is measured as the amount by which our carrying value exceeds our fair value, but not in an amount in excess of the carrying value of goodwill.

On December 31, 2020 and 2019, we performed a qualitative assessment to determine if there was any indication that our goodwill might be impaired. After considering all available evidence, including our financial performance, financial outlook and current market capitalization, we concluded that it is more likely than not that our fair value is greater than carrying value. As a result, no further testing was deemed necessary, and we determined that our goodwill was not impaired. Therefore, no amounts were recorded for goodwill impairment in 2020 or 2019.

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

Operating Leases

We determine if an arrangement is a lease at inception. Operating leases are recorded in operating lease right-of-use (ROU) assets, current operating lease liabilities, and long-term operating lease liabilities in our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized based on the present value of lease payments over the lease term. The operating lease ROU assets exclude lease incentives. As our leases do not provide an implicit rate, we use our incremental borrowing rate to determine the present value of lease payments. Our leases may include renewal options to extend the lease term, the exercise of which are at our sole discretion. In our accounting treatment of leases, the lease terms used do not include any option to extend the lease, because it is not reasonably certain that we will exercise the option. Lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components (e.g., common-area or other maintenance costs) which are generally accounted for separately and expensed monthly. We do not recognize a ROU asset and lease liability for leases having a term of 12 months or less at the effective date.

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

Sales involving multiple performance obligations typically include the sale of an inspection or metrology systems product, installation and training, and in some cases, an extended warranty. When a sale involves multiple performance obligations, we account for individual products and services separately if the customer can benefit from the product or service on its own or with other resources that are readily available to the customer and the product or service are separately identifiable from other promises in the arrangement. Undelivered performance obligations in an arrangement are typically minimal, consisting of undelivered installation and training services. The consideration is allocated between separate performance obligations in proportion to their estimated stand-alone selling price. If the stand-alone selling price is not directly observable, we use the cost plus margin approach to estimate stand-alone selling price. Costs related to products delivered are recognized in the period revenue is recognized; including product warranties for periods ranging from 1 to 3 years (see Note 9).

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

Foreign Currency Transactions

Foreign currency transaction gains and losses are included in interest income and other, net in the statement of operations. We recognized foreign currency transaction gains of $27,000 in 2020. We recognized foreign transaction losses of $127,000 in 2019.

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

Advertising Costs

We expense all advertising costs as incurred. Advertising expenses were $371,000 in 2020 and $408,000 in 2019.

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

Deferred income taxes are recorded to reflect the tax consequences in future years of differences between the financial reporting and tax bases of assets and liabilities. Income tax expense is the sum of the tax currently payable and the change in the deferred tax assets and liabilities during the period, excluding changes in deferred tax assets recorded to goodwill. Valuation allowances are established when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We assess the realizability of our deferred tax assets and the need for a valuation allowance based on all positive and negative evidence.

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

Comprehensive Income

Total comprehensive income and the components of accumulated other comprehensive loss are presented in the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Stockholders' Equity. Accumulated other comprehensive loss is composed of foreign currency translation effects and unrealized gains and losses on available-for-sale marketable debt securities. We use the individual item approach for releasing income tax effects from accumulated other comprehensive loss.

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

See Note 7 to the consolidated financial statements for additional information related to employee share-based compensation.

Related Party Transactions

We periodically sell or purchase products from companies for which our board members serve in an executive capacity and in some cases on the board of directors. These transactions occur in the normal course of business. Our cumulative sales to these companies were $40,000 in 2020 and $4,000 in 2019.  Our cumulative purchases from these companies were $59,000 in 2020.  There were no such purchases in 2019.

Recent Accounting Developments

In February 2016, the Financial Accounting Standards Board (FASB) issued new lease accounting guidance, ASU 2016-02, Leases (Topic 842), which we adopted on January 1, 2019. Under Topic 842, lessees are required (a) to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and (b) to record a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which gave companies the option of applying the new standard at the adoption date, rather than retrospectively to the earliest period presented in the financial statements, with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We chose the option to apply the new standard at the adoption date, and therefore we were not required to restate the financial statements of prior periods. Our adoption of Topic 842 on January 1, 2019 resulted in a $33,000 increase in retained earnings to record the cumulative effect adjustment. Our adoption of Topic 842 did not impact our cash flows or have a material impact on our results of operations.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which revises guidance for the accounting for credit losses on financial instruments within its scope, and in November 2018, issued ASU No. 2018-19, which amended the standard. The new standard introduces an approach to estimating credit losses that is based on expected losses (referred to as the current expected credit losses model), and applies to most financial assets measured at amortized cost and certain other instruments, including available-for-sale marketable debt securities, trade and other receivables. The new standard is effective for us on January 1, 2023, with early adoption permitted. We are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We presently do not believe the new standard will have a material impact on our consolidated financial statements.

No other new accounting pronouncements are expected to have a significant impact on our consolidated financial statements.
39

NOTE 2 - COVID-19 PANDEMIC:

Effect of Covid-19 Outbreak on Business Operations

A novel strain of coronavirus ("Covid-19") was first identified in December 2019, and in March 2020, the World Health Organization categorized Covid-19 as a pandemic. The Covid-19 pandemic is affecting our customers, suppliers, service providers and employees, and the ultimate impacts of Covid-19 on our business, results of operations, liquidity and prospects are not fully known at this time. The Covid-19 outbreak has not had a significant impact on our business to date. However, the following factors have affected and may continue to affect our business:
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
  Sales of some products, mainly our SQ3000 Multi-Function systems and MX memory module inspection products, require customer acceptance due to performance or other criteria that is considered more than a formality. Most of our customer’s factories have remained open during the Covid-19 pandemic because they are deemed to be essential under government shelter-in-place mandates. However, global travel restrictions and quarantine measures have hindered our ability to obtain customer acceptances for certain of our products at various times in 2020. Continuing or new global travel restrictions and quarantine measures could hinder our ability to obtain customer acceptances in a timely manner in the future, and therefore impact the timing of revenue recognition.
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

Although we cannot estimate the length or gravity of the impact of the Covid-19 outbreak at this time, if the pandemic continues as expected for the foreseeable future, it may have an adverse effect on our results of future operations, financial position and liquidity in 2021 and beyond. There have been recent spikes in Covid-19 cases, and some health experts have predicted that the Covid-19 pandemic will worsen during the coming months.

United States Covid-19 Relief Legislation

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law in the United States. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods and alternative tax credit refunds. The CARES Act also appropriated funds for the Small Business Administration Paycheck Protection Program loans that are forgivable in certain circumstances to promote continued employment. On December 27, 2020, a second relief package, the Consolidated Appropriations Act, 2021 was signed into law which set aside funding for additional loans under the Paycheck Protection Program established by the CARES Act. We have analyzed both pieces of legislation and presently do not believe they will have a material impact on our financial condition, results of operations or liquidity. However, we will continue to monitor the impact these pieces of legislation could have on our business in the future.

Singapore Jobs Support Program

The Singapore Government implemented a jobs support program in 2020 that was intended to support businesses and encourage retention of employees during the period of economic uncertainty caused by the Covid-19 pandemic. Under the jobs support program, the Singapore Government co-funded a portion of the gross monthly wages paid to local employees, which reduced our operating expense by $410,000 in 2020. We do not expect to receive any material benefit from the Singapore jobs support program in 2021.

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
  Our revenue and profitability in the year ended December 31, 2020;
  Our backlog at December 31, 2020, which stood at $23.0 million;
  Our forecasts for revenue and profitability for the first quarter of 2021 and beyond;
  The manner of use and applicability of our intangibles, which is not expected to change; and
  Our stock market capitalization, which is significantly greater than our net book value.

After carefully considering the factors outlined above, among others, we determined that it is more likely than not that our goodwill and intangibles were not impaired as of December 31, 2020.

NOTE 3 – REVENUE RECOGNITION

Performance Obligations

Our revenue performance obligations are primarily satisfied at a point in time and limited revenue streams are satisfied over time as work progresses.

The following is a summary of our revenue performance obligations:

	For the Year Ended December 31,
	2020		2019
(In thousands)	Revenues	Percent of Revenues	Revenues	Percent of Revenues
Revenue recognized over time	$1,715	2%	$2,029	3%
Revenue recognized at a point in time	68,402	98%	57,234	97%
	$70,117	100%	$59,263	100%

See Note 13 for additional information regarding disaggregation of revenue.

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

The following summarizes our contract assets and contract liabilities:

(In thousands)	December 31, 2020	December 31, 2019
Contract assets, included in other current assets	$2	$2
Contract liabilities - advance customer payments	$567	$389
Contract liabilities - deferred warranty revenue	$344	$275

Changes in contract assets in 2020 and 2019 resulted from unbilled amounts under sensor product arrangements and longer duration 3D scanning service projects in which revenue is recognized over time. Changes in contract liabilities primarily resulted from reclassification of beginning contract liabilities to revenue as performance obligations were satisfied or from cash received in advance and not recognized as revenue. See Note 9 for changes in contractual obligations related to deferred warranty revenue. Unsatisfied performance obligations for deferred warranty revenue are generally expected to be recognized as revenue over the next one to three years. There were no impairment losses for contract assets in 2020 or 2019.

The following summarizes the amounts reclassified from beginning contract liabilities to revenue:

	Year Ended December 31,
(In thousands)	2020	2019
Amounts reclassified from beginning contract liabilities to revenue	$171	$334
Amounts reclassified from deferred warranty revenue	193	213
Total	$364	$547

NOTE 4 – MARKETABLE SECURITIES

Our investments in marketable securities are classified as available-for-sale and consist of the following:

	December 31, 2020
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$4,817	$36	$—	$4,853
Corporate debt securities and certificates of deposit	3,113	21	—	3,134
Asset backed securities	133	1	—	134
Marketable securities – short-term	$8,063	$58	$—	$8,121
Long-Term
U.S. government and agency obligations	$7,529	$66	$—	$7,595
Corporate debt securities and certificates of deposit	3,975	61	(1)	4,035
Asset backed securities	2,347	45	—	2,392
Equity security	42	—	(12)	30
Marketable securities – long-term	$13,893	$172	$(13)	$14,052

	December 31, 2019
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$5,766	$22	$—	$5,788
Corporate debt securities and certificates of deposit	1,085	1	—	1,086
Asset backed securities	1,417	4	—	1,421
Marketable securities – short-term	$8,268	$27	$—	$8,295
Long-Term
U.S. government and agency obligations	$6,524	$30	$(1)	$6,553
Corporate debt securities and certificates of deposit	3,004	14	—	3,018
Asset backed securities	2,535	15	(1)	2,549
Equity security	42	6	—	48
Marketable securities – long-term	$12,105	$65	$(2)	$12,168

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2020
U.S. government and agency obligations	$330	$—	$—	$—
Corporate debt securities and certificates of deposit	411	(1)	—	—
Marketable securities	$741	$(1)	$—	$—
December 31, 2019
U.S. government and agency obligations	$149	$(1)	$—	$—
Corporate debt securities and certificates of deposit	271	—	—	—
Asset backed securities	684	(1)	—	—
Marketable securities	$1,104	$(2)	$—	$—

Our investments in marketable debt securities all have maturities of less than 5 years. Net pre-tax unrealized gains for marketable debt securities of $229,000 at December 31, 2020 and $84,000 at December 31, 2019 have been recorded as a component of accumulated other comprehensive loss in stockholders’ equity. We have determined that the net pre-tax unrealized gains and losses for marketable debt securities at December 31, 2020 and December 31, 2019 were caused by fluctuations in interest rates and are temporary in nature. We review our marketable debt securities to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. No marketable securities were sold in 2020 or 2019. See Note 6 for additional information regarding the fair value of our investments in marketable securities.

Investments in marketable debt securities classified as cash equivalents of $1.3 million at December 31, 2020 and $2.6 million at December 31, 2019, consist of corporate debt securities and certificates of deposit. There were no unrealized gains or losses associated with any of these securities at December 31, 2020 or December 31, 2019.

NOTE 5 – COMPREHENSIVE INCOME

There were no reclassification adjustments in 2020 or 2019. Changes in components of comprehensive income and taxes related to items of other comprehensive income are as follows:

	Year Ended December 31, 2020			Year Ended December 31, 2019
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount	Before Tax	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments	$190	$—	$190	$174	$—	$174
Unrealized gains on available-for-sale securities	145	(31)	114	138	(28)	110
Other comprehensive income	$335	$(31)	$304	$312	$(28)	$284

At December 31, 2020 and December 31, 2019 components of accumulated other comprehensive loss is as follows:

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balances at December 31, 2018	$(1,649)	$(41)	$(1,690)
Other comprehensive income for the year ended December 31, 2019	174	110	284
Balances at December 31, 2019	$(1,475)	$69	$(1,406)
Other comprehensive income for the year ended December 31, 2020	190	114	304
Balances at December 31, 2020	$(1,285)	$183	$(1,102)

NOTE 6 – FAIR VALUE MEASUREMENTS

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last is considered unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our marketable securities as of December 31, 2020 and December 31, 2019 according to the three-level fair value hierarchy.

	Fair Value Measurements at December 31, 2020 Using
(In thousands)	Balance December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$12,448	$—	$12,448	$—
Corporate debt securities and certificates of deposit	7,169	—	7,169	—
Asset backed securities	2,526	—	2,526	—
Equity security	30	30	—	—
Total marketable securities	$22,173	$30	$22,143	$—

	Fair Value Measurements at December 31, 2019 Using
(In thousands)	Balance December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$12,341	$—	$12,341	$—
Corporate debt securities and certificates of deposit	4,104	—	4,104	—
Asset backed securities	3,970	—	3,970	—
Equity security	48	48	—	—
Total marketable securities	$20,463	$48	$20,415	$—

During 2020 and 2019, we owned no Level 3 securities and there were no transfers within the three level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed which merit a transfer between the levels of the valuation hierarchy.

The fair value for our U.S. government and agency obligations, corporate debt securities and certificates of deposit and asset backed securities are determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers. The fair value for our equity security is based on a quoted market price obtained from an active market. The carrying amounts of financial instruments included in cash equivalents approximate their related fair values due to the short-term maturities of those instruments. See Note 4 for additional information regarding our investments in marketable securities.

Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets and right-of-use assets for operating leases are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value in 2020 or 2019.

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

NOTE 7 – SHARE-BASED COMPENSATION

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

Employee Stock Incentive Plan

As of December 31, 2020, there are 124,501 shares of common stock reserved in the aggregate for issuance pursuant to future awards under our Employee Stock Incentive Plan and 471,554 shares of common stock reserved in the aggregate for issuance pursuant to outstanding awards under such plan. Although our Compensation Committee has authority to issue options, restricted stock, restricted stock units, share grants and other share-based benefits under our Employee Stock Incentive Plan, to date only restricted stock units and stock options have been granted under the plan. Options have been granted at an option price per share equal to the market value of our common stock on the date of grant, vest over a four year period and expire seven years after the date of grant. Restricted stock units vest over a four year period and entitle the holders to one share of our common stock for each restricted stock unit. Reserved shares underlying outstanding awards, including options and restricted stock units, that are forfeited are available under the Employee Stock Incentive Plan for future grant.

Non-Employee Director Stock Plan

As of December 31, 2020, there were 44,000 shares of common stock reserved in the aggregate for issuance pursuant to future restricted share grants under our Non-Employee Director Stock Plan and 12,000 shares of common stock reserved in the aggregate for issuance pursuant to outstanding stock option awards under our Non-Employee Director Stock Plan (which previously authorized the granting of stock options to non-employee directors). Under the terms of the plan, each non-employee director receives annual restricted share grants of 2,000 shares of our common stock on the date of each annual meeting at which such director is elected to serve on the board. The annual restricted share grants of common stock vest in four equal quarterly installments during the year after the grant date, provided the non-employee director is still serving as a director on the applicable vesting date.

On the dates of our 2020 and 2019 annual meetings, we issued 8,000 shares of our common stock to our non-employee directors, which were restricted as specified in the Non-Employee Director Stock Plan. The shares granted at the 2020 annual meeting had an aggregate fair market value on the date of grant equal to $227,000 (grant date fair value of $28.34 per share). As of December 31, 2020, 4,000 of these shares were vested. The aggregate fair value of the 4,000 unvested shares based on the closing price of our common stock on December 31, 2020 was $91,000. The shares granted at the 2019 annual meeting had an aggregate fair market value on the date of grant equal to $138,000 (grant date fair value of $17.26 per share). As of December 31, 2020, all of the shares granted at the 2019 annual meeting were vested.

Stock Option Activity

The following is a summary of activity in stock options for 2020:

	Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2019	520,513	$12.25
Granted	38,150	28.32
Exercised	(139,563)	7.71
Outstanding, December 31, 2020	419,100	$15.22
Exercisable, December 31, 2020	294,026	$13.01

The intrinsic value of an option is the amount by which the market price of the underlying common stock exceeds the option's exercise price. For options outstanding at December 31, 2020, the weighted average remaining contractual term of all outstanding options was 3.65 years and their aggregate intrinsic value was $3.5 million. At December 31, 2020, the weighted average remaining contractual term of options that were exercisable was 2.74 years and their aggregate intrinsic value was $3.0 million. The aggregate intrinsic value of stock options exercised was $2.7 million in 2020 and $359,000 in 2019. We received proceeds from stock option exercises of $358,000 in 2020 and $248,000 in 2019. The aggregate fair value of options that vested was $456,000 in 2020 and $439,000 in 2019.  No stock options expired or were forfeited in 2020.

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

For stock options granted in the two-year period ended December 31, 2020, we utilized the fair value of our common stock on the date of grant and employed the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

	2020	2019
Risk-free interest rates	0.44% - 0.50%	1.67% - 1.69%
Expected life in years	5.12 - 5.55	5.00 - 5.40
Expected volatility	59.43% - 59.81%	54.38% - 54.87%
Dividend yield	0.00%	0.00%
Weighted average fair value on grant date	$14.58	$7.96

Restricted Shares and Restricted Stock Units

Restricted shares are granted under our Non-Employee Director Stock Plan. Restricted stock units are granted under our Employee Stock Incentive Plan. The fair value of restricted shares and restricted stock units is equal to the market value of our common stock on the date of grant. There were 30,700 restricted shares and restricted stock units granted in 2020 (weighted average grant date fair value of $28.33 each). There were 39,550 restricted shares and restricted stock units granted in 2019 (weighted average grant date fair value of $16.44 each). The aggregate fair value of outstanding restricted shares and restricted stock units based on the closing share price of our common stock as of December 31, 2020 was $1.6 million. The aggregate fair value of restricted shares and stock units that vested, based on the closing share price of our common stock on the vesting date, was $857,000 in 2020 and $458,000 in 2019. No restricted shares or restricted stock units expired or were forfeited in 2020.

The following is a summary of activity in restricted shares and restricted stock units for 2020:

Non-vested restricted stock units	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	68,204	$17.39
Granted	30,700	28.33
Vested	(30,450)	19.29
Non-vested at December 31, 2020	68,454	$21.45

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. Purchases under this plan were 19,897 shares in 2020 and 17,781 shares in 2019. As of December 31, 2020, 136,791 shares remain available for future issuance under this plan.

Share-Based Compensation Information

Pre-tax share-based compensation expense for 2020 includes $876,000 for stock options and restricted stock units, $111,000 for our employee stock purchase plan, and $194,000 for restricted shares issued to board members. Pre-tax share-based compensation expense for 2019 includes $751,000 for stock options and restricted stock units, $107,000 for our employee stock purchase plan, and $133,000 for restricted shares issued to board members.

(In thousands)	2020	2019
Pre-tax share-based compensation expense	$1,181	$991
Income tax benefits related to share-based compensation	$712	$211

At December 31, 2020, the total unrecognized compensation cost related to non-vested share-based compensation arrangements was $2.7 million and the related weighted average period over which such cost is expected to be recognized is 2.9 years.

In 2020, we recognized a $717,000 income tax benefit from the exercise of stock options and vesting of share-based payments, including $497,000 of excess tax benefits. In 2019, we recognized a $165,000 income tax benefit from the exercise of stock options and vesting of share-based payments, including $42,000 of excess tax benefits.

NOTE 8 – NET INCOME PER SHARE

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

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Year Ended 12/31/2020:
Basic	$5,742	7,215	$0.80
Dilutive effect of common equivalent shares	—	239	(0.03)
Dilutive	$5,742	7,454	$0.77

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Year Ended 12/31/2019:
Basic	$774	7,113	$0.11
Dilutive effect of common equivalent shares	—	149	—
Dilutive	$774	7,262	$0.11

Potentially dilutive shares consist of stock options, restricted stock units, restricted shares and purchases of shares under our Employee Stock Purchase Plan. Potentially dilutive shares excluded from the calculations of net income per diluted share due to their anti-dilutive effect were as follows: 57,000 shares in 2020 and 291,000 shares in 2019.

NOTE 9 – OTHER FINANCIAL STATEMENT DATA

Inventories consist of the following:

	December 31,
(In thousands)	2020	2019
Raw materials and purchased parts	$11,903	$9,845
Work in process	2,459	1,837
Finished goods	4,208	2,373
Demonstration inventories, net	1,701	1,525
Total inventories	$20,271	$15,580

Demonstration inventories are stated at cost less accumulated amortization, generally based on a 36 month useful life. Accumulated amortization for demonstration inventories totaled $2.7 million at December 31, 2020 and $2.4 million at December 31, 2019.

Equipment and leasehold improvements consist of the following:

	December 31,
(In thousands)	2020	2019
Equipment	$15,070	$14,742
Leasehold improvements	3,072	2,987
	18,142	17,729
Accumulated depreciation and amortization	(14,907)	(14,388)
	$3,235	$3,341

Depreciation and amortization expense related to equipment and leasehold improvements was $1.7 million in 2020 and $1.6 million in 2019.

Intangible assets consist of the following:

	December 31, 2020			December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$1,832	$(1,542)	$290	$2,898	$(2,662)	$236
Software	206	(200)	6	206	(170)	36
Marketing assets and customer relationships	101	(72)	29	101	(63)	38
	$2,139	$(1,814)	$325	$3,205	$(2,895)	$310

Amortization expense in 2020 and 2019 was as follows:

	Year Ended December 31,		Weighted Avg. Remaining Life-Years at December 31, 2020
(In thousands)	2020	2019
Patents	$153	$134	1.7
Software	29	29	0.2
Marketing assets and customer relationships	9	9	3.2
	$191	$172

Estimated aggregate amortization expense based on current intangible assets for the next four years is expected to be as follows: $160,000 in 2021; $106,000 in 2022; $57,000 in 2023; and $2,000 in 2024.

Accrued expenses consist of the following:

	December 31,
(In thousands)	2020	2019
Wages and benefits	$2,768	$1,319
Warranty liability	793	761
Income taxes payable	269	333
Other	63	159
	$3,893	$2,572

Other liabilities consist of the following:

	December 31,
(In thousands)	2020	2019
Deferred warranty revenue	$88	$81
Warranty liability	46	37
Contract liabilities	—	84
	$134	$202

See Note 3 for additional information related to contract liabilities.

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

A reconciliation of the changes in our estimated warranty liability is as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Balance at beginning of period	$798	$789
Accrual for warranties	836	815
Warranty revision	43	186
Settlements made during the period	(838)	(992)
Balance at end of period	839	798
Current portion of estimated warranty liability	(793)	(761)
Long-term estimated warranty liability	$46	$37

Deferred warranty revenue:

The current portion of our deferred warranty revenue is included as a component of advance customer payments. The long-term portion of our deferred warranty revenue is included as a component of other liabilities. A reconciliation of the changes in our deferred warranty revenue is as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Balance at beginning of period	$275	$218
Revenue deferrals	434	488
Amortization of deferred revenue	(365)	(431)
Total deferred warranty revenue	344	275
Current portion of deferred warranty revenue	(256)	(194)
Long-term deferred warranty revenue	$88	$81

NOTE 10 – INCOME TAXES

Income before income taxes consists of the following:

	Year Ended December 31,
(In thousands)	2020	2019
Sources of income (loss) before income taxes:
United States	$4,876	$(172)
Foreign	1,478	1,332
Total income before income taxes	$6,354	$1,160

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
(In thousands)	2020	2019
Current:
Federal	$26	$—
State	19	30
Foreign	201	(37)
Total current	$246	$(7)
Deferred:
Federal	$361	$338
State	—	1
Foreign	5	54
Total deferred	$366	$393
Total provision for income taxes	$612	$386

A reconciliation of the statutory rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	0.2	2.1
U.S. Subpart F income	0.6	1.2
Global Intangible Low-Taxed Income (GILTI)/Foreign Derived Intangible Income	2.1	17.4
Share-based compensation	(7.4)	(0.2)
Research and experimentation (R&D) credit	(3.2)	(16.8)
Foreign tax credit	(2.2)	—
Foreign rate difference	(1.1)	(6.0)
Singapore jobs support program	(1.3)	—
Unrecognized tax benefit	0.4	(16.6)
Valuation allowance	(4.2)	10.5
Expiring and unrecognized deferred tax attributes	3.7	16.1
Other, net	1.0	4.6
Effective tax rate	9.6%	33.3%
50

Our effective tax rate in 2020 was favorably impacted by $497,000 of excess tax benefits from employee stock option exercises and vesting of restricted stock units and restricted shares, and favorable benefits from U.S. federal R&D tax credits and foreign tax credits, offset in part by the GILTI. Our effective tax rate in 2019 was negatively impacted by the GILTI and an increase in our valuation allowance for deferred income taxes related to U.S. federal R&D tax credits expiring in 2020, offset in part by the favorable benefits from U.S. federal R&D tax credits earned in 2019 and a non-cash benefit from completion of an audit of our income taxes in the Singapore tax jurisdiction. We have elected to account for the tax on the U.S. GILTI as a period cost and not as a measure of deferred taxes.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

	Year Ended December 31,
(In thousands)	2020	2019
Gross UTB balance at beginning of year

$

	1,761	$2,542
Additions based on tax positions related to the current year	137	97
Additions for tax positions of prior years	60	18
Reductions for tax positions of prior years	(169)	(896)
Reductions due to lapse of applicable statute of limitations	—	—
Gross UTB balance at end of year	$1,789	$1,761
Net UTB balance at end of year	$197	$160

The ending net UTB results from adjusting the gross balance for items such as federal, state, and non-U.S. deferred items, interest and penalties, and deductible taxes. The increase in our gross and net UTB balance as of December 31, 2020 was related to a potential exposure resulting from an ongoing audit of our income taxes in Singapore. We have classified $40,000 of our net UTB as a current liability, because we anticipate having to pay this liability within the next year. The remaining net UTB is a long-term income tax reserve within our consolidated balance sheets. We recognize interest and penalties related to unrecognized tax benefits in tax expense. Accrued interest and penalties on a gross basis and estimated gross interest and penalties included in the above amounts for all years were inconsequential. The gross UTB at December 31, 2020 and 2019, if recognized, would favorably impact our effective tax rate.

We file income tax returns in the United States and various state and foreign jurisdictions. Our federal income tax returns for years after 2016 are still subject to examination by the Internal Revenue Service. We are no longer subject to state and local income tax examinations for years prior to 2016.

The Inland Revenue Authority of Singapore has initiated a routine compliance review of our 2018 income tax return. We presently anticipate that the outcome of this audit will not have a significant impact on our financial position or results of operations.

Deferred tax assets and liabilities consist of the following:

	December 31, 2020		December 31, 2019
(In thousands)	Assets	Liabilities	Assets	Liabilities
Equipment, leaseholds and intangible amortization, net	$176	$251	$200	$287
Operating lease liabilities	839	—	755	—
Right-of-use assets (operating leases)	—	478	—	340
Inventory allowances	549	5	610	—
Accrued expenses	129	—	110	—
Warranty accrual	182	—	173	—
Deferred revenue	214	—	429	—
Federal and state tax credits	3,960	—	4,001	—
Federal and state net operating loss carry forwards	275	—	555	—
Share-based compensation	358	—	369	—
Other, net	113	50	114	18
Subtotal	6,795	784	7,316	645
Valuation allowance	(1,414)	—	(1,679)	—
Total deferred tax assets and liabilities	$5,381	$784	$5,637	$645

We have significant deferred tax assets as a result of temporary differences between the taxable income on our tax returns and U.S. GAAP income, R&D tax credit carry forwards and state net operating loss carry forwards. A deferred tax asset generally represents future tax benefits to be received when temporary differences previously reported in our consolidated financial statements become deductible for income tax purposes, when net operating loss carry forwards could be applied against future taxable income, or when tax credit carry forwards are utilized on our tax returns. We assess the realizability of our deferred tax assets and the need for a valuation allowance based on the guidance provided in current financial accounting standards.

Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, our experience with loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, we first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions in which we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. In addition, we considered both our near-term and long-term financial outlook. After considering all available evidence (both positive and negative), we concluded that recognition of valuation allowances for substantially all of our U.S. and Singapore based deferred tax assets was not required at December 31, 2020 or December 31, 2019. The valuation allowance recorded against our deferred tax assets at December 31, 2020 was reduced by $265,000, mainly for U.S. federal R&D tax credits that were used or expired. The valuation allowance recorded against our deferred tax assets at December 31, 2019 was increased by $122,000, primarily for U.S. federal R&D tax credits expiring in 2020, offset in part by the reduction for U.S. federal R&D tax credits that expired in 2019. At December 31, 2020, we have federal R&D tax credit carry forwards of approximately $4.0 million that will begin to expire in 2021, if unused.  All of our remaining federal net operating loss carry forwards were fully utilized in 2020.

We determine on a regular basis the amount of undistributed earnings that will be reinvested in our non-U.S. operations. This assessment is based on our fiscal objectives and the working capital requirements for each of our foreign subsidiaries. The Tax Cuts and Jobs Act provides for a 100% dividends-received-deduction for foreign-source dividends received from 10% or more owned foreign corporations. Additionally, our foreign income is subject to Subpart F, GILTI and is eligible for foreign tax credits. The tax jurisdictions for the vast majority of our foreign operations do not impose a withholding tax. For these reasons, we have not recognized a deferred tax liability for the unremitted earnings of any of our foreign subsidiaries. Determination of the amount of any deferred income or withholding tax liability is not practicable because of the complexities of the hypothetical calculation.

Cash payments for income taxes, net of refunds received, were $59,000 in 2020 and $46,000 in 2019.

NOTE 11 – OPERATING LEASES

We lease a 61,208 square foot mixed office and warehouse facility in Golden Valley, Minnesota. The lease has a term of 91 months and expires on July 31, 2026. The lease contains a rent escalation clause, one three year renewal option and incentives. Rental expense, including the effects of lease incentives, is recognized on a straight-line basis over the term of the lease. We did not include the renewal option in our accounting for the lease because it is not reasonably certain that we will exercise the option. We are also required to pay insurance, property taxes and other operating expenses related to the leased facility, which are not fixed or tied to an index.

In February 2020, we finalized a new lease for our existing 19,805 square foot mixed office and warehouse facility in Singapore, which serves as a sales, development and final assembly and integration facility for our inspection and metrology system products. The new lease does not contain any incentives or renewal options and runs through July 2023. We also have operating leases for small facilities in Taiwan, the United Kingdom and China which expire in June 2023, May 2023 and November 2022, respectively.

The components of our costs for operating leases are as follows:

	Year Ended	Year Ended
Component (in thousands)	December 31, 2020	December 31, 2019
Operating lease cost	$723	$718
Variable lease cost	272	269
Short-term lease cost	38	21
Total	$1,033	$1,008

Variable lease costs generally consists of real estate taxes and insurance for leased facilities, which are paid based on actual costs incurred by the lessor.

At December 31, 2020, the future maturities of lease liabilities are as follows:

Twelve months ending December 31,	(In thousands)
2021	$1,011
2022	1,023
2023	878
2024	658
2025	674
2026 & Thereafter	403
Total lease payments	4,647
Less: amount representing interest	584
Present value of operating lease liabilities	$4,063

At December 31, 2020, the weighted average remaining term of our operating leases was 4.85 years, and the weighted average discount rate applied to our operating leases was 5.2%. At December 31, 2019, the weighted average remaining term of our operating leases was 6.11 years, and the weighted average discount rate applied to our operating leases was 5.7%.

Cash paid for amounts included in the measurement of operating lease liabilities was $975,000 in 2020 and $635,000 in 2019. Operating lease liabilities and right-of-use assets were increased for new non-cash leases by $941,000 in 2020 and $70,000 in 2019. Incentives from the landlord recorded as leasehold improvements in 2019 were $783,000.

NOTE 12 – 401(K) AND OTHER DEFINED CONTRIBUTION PLANS

We have a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code (Code), under which eligible employees may contribute a portion of their earnings, not to exceed annual amounts allowed under the Code. In addition, we may also make contributions at the discretion of the Board of Directors. We provided matching contributions to employees totaling $303,000 in 2020 and $317,000 in 2019.

We also contribute to defined contribution retirement savings plans on behalf of our employees in the United Kingdom and Taiwan. We made contributions to these plans totaling $39,000 in 2020 and $32,000 in 2019.

NOTE 13 – REVENUE CONCENTRATIONS, SIGNIFICANT CUSTOMERS, AND GEOGRAPHIC AREAS

The following summarizes our revenue by product line:

	Year Ended December 31,
(In thousands)	2020	2019
High Precision 3D and 2D Sensors	$17,522	$12,579
Inspection and Metrology Systems	37,547	32,713
Semiconductor Sensors	15,048	13,971
Total	$70,117	$59,263

Revenue from sales of high precision 3D and 2D sensors based on our 3D Multi-Reflection Suppression™ (MRS™) technology was $11.6 million in 2020 and $6.0 million in 2019. Revenue from sales of inspection and metrology systems based on our 3D MRS sensor technology was $20.2 million in 2020 and $17.9 million in 2019.

In 2020, sales to significant customer A accounted for 14% of our total revenues, and sales to significant customer B accounted for 13% of our total revenues. As of December 31, 2020, accounts receivable from significant customer A were $2.1 million, accounts receivable from significant customer B were $905,000 and accounts receivable from significant customer C were $1.9 million. No customer accounted for more than 10% of our total revenues in 2019.

Export revenues as a percentage of total revenues were 80% in 2020 and 76% in 2019. Export revenues are attributed to the country where the product is shipped. Substantially all of our export revenues are negotiated, invoiced and paid in U.S. dollars.

Revenues by geographic area is summarized as follows:

	Year Ended December 31,
(In thousands)	2020	2019
United States	$14,134	$14,459
Netherlands	2,237	1,658
Other Europe	7,017	8,009
China	18,903	11,553
Singapore	3,797	4,120
South Korea	6,376	4,678
Japan	3,172	3,630
Other Asia	11,702	8,496
Other	2,779	2,660
Total revenues	$70,117	$59,263

Long-lived assets include equipment and leasehold improvements and intangible and other assets attributable to each geographic area’s operations. Long-lived assets at December 31, 2020 and 2019 are as follows:

(In thousands)	2020	2019
Long-lived assets:
United States	$2,814	$3,256
Europe	6	—
Asia and other	740	395
Total long-lived assets	$3,560	$3,651

NOTE 14 – SHARE REPURCHASES

In July 2019, our Board of Directors authorized a $3.0 million share repurchase program which expired on June 30, 2020. There were no share repurchases under this program in 2020 prior to its expiration. In 2019, we spent $353,000 under this program to repurchase 25,985 shares of our common stock.

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

NOTE 16 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In thousands, except per share amounts)

2020	March 31	June 30	September 30	December 31	Total
Revenues	$16,429	$15,996	$20,820	$16,872	$70,117
Gross margin	7,283	7,314	8,695	7,925	31,217
Income from operations	729	1,473	2,210	1,585	5,997
Net income	844	1,633	1,799	1,466	5,742
Net income per share - Basic (1)	0.12	0.23	0.25	0.20	0.80
Net income per share - Diluted (1)	0.11	0.22	0.24	0.20	0.77

2019	March 31	June 30	September 30	December 31	Total
Revenues	$14,976	$15,044	$12,391	$16,852	$59,263
Gross margin	7,026	6,589	5,506	7,181	26,302
Income (loss) from operations	570	579	(757)	544	936
Net income (loss)	495	464	(353)	168	774
Net income (loss) per share - Basic (1)	0.07	0.07	(0.05)	0.02	0.11
Net income (loss) per share - Diluted (1)	0.07	0.06	(0.05)	0.02	0.11

(1)	The summation of quarterly per share amounts may not equal the calculation for the full year, as each quarterly calculation is performed discretely.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

CyberOptics Corporation

Minneapolis, Minnesota

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CyberOptics Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Realizability of deferred tax assets related to research and development tax credits

As described in Note 10 to the consolidated financial statements, the Company has recorded $4.0 million in deferred tax assets related to U.S. federal and state research and development tax credits (“R&D credits”) as of December 31, 2020. In evaluating the need, or continued need, for a valuation allowance relating to these R&D credits, management’s assessment involved complex and significant judgment in determining forecasts of future taxable income in relation to the duration of statutory carryforward periods for the use of these R&D credits.

We identified the realizability of deferred tax assets related to R&D credits to be a critical audit matter. The principal consideration for our determination is the significant audit effort that was necessary in evaluating the Company’s significant judgment and inputs used in determining the forecasts of future taxable income during the duration of statutory carryforward periods to utilize these assets.

The primary procedures we performed to address this critical audit matter included:

•	Tested the completeness and accuracy of the underlying data used in the future taxable income forecasts.
•	Evaluated the future taxable income forecasts including the trends of both the historical financial results and the projected sources of taxable income.
•	Utilized personnel with specialized knowledge and skill in tax to assess the reasonableness of positive and negative evidence applied to determine realizability of the deferred tax assets related to R&D credits.

/s/BDO USA, LLP

We have served as the Company's auditor since 2019.

Minneapolis, Minnesota

March 12, 2021

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

During the quarter ended December 31, 2020, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this evaluation, our management used the criteria for effective internal control over financial reporting described in the 2013 “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

ITEM 9B. OTHER INFORMATION

NONE.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the headings “Proposal I–Election of Directors,” “Information About our Board of Directors and its Committees and Other Corporate Governance Matters” and "Executive Compensation-Information about Our Executive Officers" of the Company’s definitive proxy statement for its annual meeting of shareholders to be held May 13, 2021 (Proxy Statement), is hereby incorporated by reference.

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

The following table describes shares of our common stock that are available as of December 31, 2020 for purchase under outstanding stock-based awards, or reserved for issuance under stock-based awards or other rights that may be granted in the future, under our equity compensation plans:

Equity compensation plans approved by security holders	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in column (a))
Employee Stock Incentive Plan[1]	471,554	$ 15.17	124,501
Non-Employee Director Stock Plan	12,000	16.97	44,000
Employee Stock Purchase Plan[2]	N/A	N/A	136,791
Total	483,554	$ 15.22	305,292

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

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)      Financial Statements: The Consolidated Financial Statements included in Item 8 to this Form 10-K consist of the following:

Consolidated Balance Sheets as of December 31, 2020 and 2019.
Consolidated Statements of Operations for the years ended December 31, 2020 and 2019.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019.
Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019.
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019.
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

10.9	Tenancy agreement between RBC Investor Services Trust Singapore Limited (in its capacity as trustee of ESR-REIT) and CyberOptics Singapore Private Limited dated February 25, 2020 (incorporated by reference to Exhibit 10.9 to the Company's annual report on Form 10-K for the year ended December 31, 2019)
*10.10	Form of stock option agreement used for option grants to employees (incorporated by reference to Exhibit 10.9 to the Company's annual report on Form 10-K for the year ended December 31, 2014).
*10.11	Form of restricted stock award agreement used for awards to employees (incorporated by reference to Exhibit 10.10 to the Company's annual report on Form 10-K for the year ended December 31, 2014).
21	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements formatted in Inline Extensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity, and (vi) the Notes to the Consolidated Financial Statements.

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

Name	Title	Date

/s/ SUBODH KULKARNI	President and CEO	March 12, 2021
Subodh Kulkarni	(Principal Executive Officer)

/s/ VIVEK MOHINDRA	Director	March 12, 2021
Vivek Mohindra

/s/ MICHAEL M. SELZER JR.	Director	March 12, 2021
Michael M. Selzer, Jr.

/s/ CHERYL BERANEK	Director	March 12, 2021
Cheryl Beranek

/s/ CRAIG D. GATES	Chairman, Director	March 12, 2021
Craig D. Gates

/s/ JEFFREY A. BERTELSEN	Vice President, CFO, and COO	March 12, 2021
Jeffrey A. Bertelsen	(Principal Financial Officer
and Principal Accounting Officer)

