Form 10-Q
period 2021-03-31
CYBEROPTICS CORP
filed 2021-05-07
CIK 768411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At April 30, 2021, there were 7,299,376 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

CYBEROPTICS CORPORATION

(Unaudited)

(In thousands, except share information)	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$10,031	$8,399
Marketable securities	8,680	8,121
Accounts receivable, less allowances of $332 at March 31, 2021 and $302 at December 31, 2020	15,914	14,735
Inventories	20,662	20,271
Prepaid expenses	901	686
Other current assets	754	890
Total current assets	56,942	53,102

Marketable securities, long-term	13,587	14,052
Equipment and leasehold improvements, net	3,446	3,235
Intangible assets, net	303	325
Goodwill	1,366	1,366
Right-of-use assets (operating leases)	2,469	2,621
Trade notes receivable, long-term	333	418
Deferred tax assets	4,488	4,597
Total assets	$82,934	$79,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$7,784	$5,118
Advance customer payments	687	823
Accrued expenses	3,103	3,893
Current operating lease liabilities	827	819
Total current liabilities	12,401	10,653

Other liabilities	143	134
Long-term operating lease liabilities	3,025	3,244
Reserve for income taxes	209	157
Total liabilities	15,778	14,188

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 7,299,376 shares issued and outstanding at March 31, 2021 and 7,294,617 shares issued and outstanding at December 31, 2020	38,208	37,817
Accumulated other comprehensive loss	(1,306)	(1,102)
Retained earnings	30,254	28,813
Total stockholders’ equity	67,156	65,528
Total liabilities and stockholders’ equity	$82,934	$79,716

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME

CYBEROPTICS CORPORATION

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2021	2020
Revenues	$17,732	$16,429
Cost of revenues	9,353	9,146

Gross margin	8,379	7,283

Research and development expenses	2,761	2,395
Selling, general and administrative expenses	3,888	4,159

Income from operations	1,730	729

Interest income and other	22	264

Income before income taxes	1,752	993

Income tax expense	311	149

Net income	$1,441	$844

Net income per share – Basic	$0.20	$0.12
Net income per share – Diluted	$0.19	$0.11

Weighted average shares outstanding – Basic	7,293	7,157
Weighted average shares outstanding – Diluted	7,463	7,367

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CYBEROPTICS CORPORATION

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
Net income	$1,441	$844

Other comprehensive loss before income taxes:
Foreign currency translation adjustments	(147)	(600)

Unrealized gains (losses) on available-for-sale securities	(72)	140

Total other comprehensive loss before income taxes	(219)	(460)

Income tax provision	15	(30)

Total other comprehensive loss after income taxes	(204)	(490)

Total comprehensive income	$1,237	$354

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CYBEROPTICS CORPORATION

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,441	$844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	634	664
Non-cash operating lease expense	152	137
Provision (recovery) for doubtful accounts	30	(23)
Deferred taxes	122	64
Foreign currency transaction losses (gains)	6	(381)
Share-based compensation	334	272
Unrealized (gain) loss on available-for-sale equity security	(17)	18
Changes in operating assets and liabilities:
Accounts and trade notes receivable	(1,124)	1,841
Inventories	(721)	(2,086)
Prepaid expenses and other assets	(73)	(111)
Accounts payable	2,703	1,348
Advance customer payments and other	(120)	51
Accrued expenses	(738)	14
Operating leases	(211)	(200)
Net cash provided by operating activities	2,418	2,452

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale marketable securities	2,597	3,106
Purchases of available-for-sale marketable securities	(2,767)	(5,294)
Additions to equipment and leasehold improvements	(650)	(129)
Additions to patents	(34)	(17)
Net cash used in investing activities	(854)	(2,334)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	57	85
Net cash provided by financing activities	57	85

Effects of exchange rate changes on cash and cash equivalents	11	30

Net increase in cash and cash equivalents	1,632	233

Cash and cash equivalents – beginning of period	8,399	5,836
Cash and cash equivalents – end of period	$10,031	$6,069

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CYBEROPTICS CORPORATION

1. INTERIM REPORTING:

The interim condensed consolidated financial statements of CyberOptics Corporation and its wholly-owned subsidiaries ("we", "us" or "our") presented herein as of March 31, 2021, and for the three month periods ended March 31, 2021 and 2020, are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring adjustments necessary, for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three month period ended March 31, 2021 do not necessarily indicate the results to be expected for the full year. The December 31, 2020 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP"). The unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

2. COVID-19 PANDEMIC:

Effect of Covid-19 Outbreak on Business Operations

A novel strain of coronavirus ("Covid-19") was first identified in December 2019, and in March 2020, the World Health Organization categorized Covid-19 as a pandemic. The Covid-19 pandemic is affecting our customers, suppliers, service providers and employees, and the ultimate impacts of Covid-19 on our business, results of operations, liquidity and prospects are not fully known at this time. The Covid-19 outbreak has not had a significant impact on our business to date. However, the following factors have affected and may continue to affect our business:

•	Our key factories are located in Minnesota and Singapore. Both of these locations have been subject to government mandated shelter-in-place orders. Because our operations have been deemed essential, we were able to keep our factories up and running while the shelter-in-place mandates were in effect. If the pandemic worsens, it is possible that our operations may not be deemed essential under future government mandated shelter-in-place orders, and we may be required to shut-down factory operations. We have periodically implemented split-shifts for our factory operations to minimize the number of employees in our facilities at any given time, but these measures have not affected our production capacity. Most of the time, our non-factory employees are working remotely. To date, the shelter-in-place mandates and remote work arrangements have had a minimal impact on operations, but material negative effects on our business could result if the pandemic worsens and continues for an extended period of time.

•	Sales of some products, mainly our SQ3000 Multi-Function systems and MX memory module inspection products, require customer acceptance due to performance or other criteria that is considered more than a formality. Most of our customer’s factories have remained open during the Covid-19 pandemic because they are deemed to be essential under government shelter-in-place mandates. However, global travel restrictions and quarantine measures have hindered our ability to obtain customer acceptances of certain of our products at various times in 2020. Continuing or new global travel restrictions and quarantine measures could hinder our ability to obtain customer acceptances in a timely manner in the future, and therefore impact the timing of revenue recognition.

•	We have experienced some supply disruptions due to the Covid-19 pandemic, mainly from suppliers not deemed essential by shelter-in-place mandates in certain countries. Key supply chain disruptions have been resolved to date. However, supply chain disruptions could increase significantly if the pandemic worsens and continues for an extended period of time. To date, our on-hand inventories have been sufficient to enable us to mitigate supply disruptions.

Although we cannot estimate the length or gravity of the impact of the Covid-19 outbreak at this time, if the pandemic continues as expected for the foreseeable future, it may have an adverse effect on our results of future operations, financial position and liquidity in the remainder of 2021 and beyond.

United States Covid-19 Relief Legislation

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law in the United States. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods and alternative tax credit refunds. The CARES Act also appropriated funds for the Small Business Administration Paycheck Protection Program loans that are forgivable in certain circumstances to promote continued employment. Additional relief packages were passed in December 2020 and March 2021. We have analyzed these pieces of legislation and presently do not believe they will have a material impact on our financial condition, results of operations or liquidity. However, we will continue to monitor the impact these pieces of legislation could have on our business in the future.

Singapore Jobs Support Program

The Singapore Government implemented a jobs support program in 2020 that was intended to support businesses and encourage retention of employees during the period of economic uncertainty caused by the Covid-19 pandemic. Under the jobs support program, the Singapore Government co-funded a portion of the gross monthly wages paid to local employees, which reduced our operating expenses by $19,000 in the three months ended March 31, 2020. We did not receive any benefit from the Singapore jobs support program in the three months ended March 31, 2021, nor do we expect any benefit during the remainder of 2021.

3. RECENT ACCOUNTING DEVELOPMENTS:

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which revises guidance for the accounting for credit losses on financial instruments within its scope, and in November 2018, issued ASU No. 2018-19, which amended the standard. The new standard introduces an approach to estimating credit losses that is based on expected losses (referred to as the current expected credit losses model), and applies to most financial assets measured at amortized cost and certain other instruments, including available-for-sale marketable debt securities, trade and other receivables. The new standard is effective for us on January 1, 2023, with early adoption permitted. We are required to apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We presently do not believe the new standard will have a material impact on our consolidated financial statements.

No other new accounting pronouncements are expected to have a significant impact on our consolidated financial statements.

4. REVENUE RECOGNITION:

Our revenue performance obligations are primarily satisfied at a point in time and limited revenue streams are satisfied over time as work progresses.

The following is a summary of our revenue performance obligations:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
(In thousands except percentages)	Revenues	Percent of Revenues	Revenues	Percent of Revenues
Revenue recognized over time	$403	2.3%	$193	1.2%
Revenue recognized at a point in time	17,329	97.7%	16,236	98.8%
	$17,732	100.0%	$16,429	100.0%

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

The following summarizes our contract assets and contract liabilities:

(In thousands)	March 31, 2021	December 31, 2020
Contract assets, included in other current assets	$24	$2
Contract liabilities - advance customer payments	$406	$567
Contract liabilities - deferred warranty revenue	$385	$344

Changes in contract assets in the three months ended March 31, 2021 and the three months ended March 31, 2020 resulted from unbilled amounts under sensor product arrangements and longer duration 3D scanning service projects in which revenue is recognized over time. Changes in contract liabilities primarily resulted from reclassification of beginning contract liabilities to revenue as performance obligations were satisfied or from cash received in advance and not recognized as revenue. See Note 9 for changes in contractual obligations related to deferred warranty revenue. Unsatisfied performance obligations for deferred warranty revenue are generally expected to be recognized as revenue over the next one to three years. There were no impairment losses for contract assets in the three months ended March 31, 2021 or the three months ended March 31, 2020.

The following summarizes the amounts reclassified from beginning contract liabilities to revenue:

	Three Months Ended March 31,
(In thousands)	2021	2020
Amounts reclassified from beginning contract liabilities to revenue	$339	$76
Amounts reclassified from deferred warranty revenue	90	100
Total	$429	$176

5. MARKETABLE SECURITIES:

Our investments in marketable securities are classified as available-for-sale and consist of the following:

	March 31, 2021
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$4,750	$30	$—	$4,780
Corporate debt securities and certificates of deposit	3,746	24	—	3,770
Asset backed securities	130	—	—	130
Marketable securities – short-term	$8,626	$54	$—	$8,680
Long-Term
U.S. government and agency obligations	$7,704	$42	$(5)	$7,741
Corporate debt securities and certificates of deposit	3,470	34	(2)	3,502
Asset backed securities	2,263	34	—	2,297
Equity security	42	5	—	47
Marketable securities – long-term	$13,479	$115	$(7)	$13,587

	December 31, 2020
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$4,817	$36	$—	$4,853
Corporate debt securities and certificates of deposit	3,113	21	—	3,134
Asset backed securities	133	1	—	134
Marketable securities – short-term	$8,063	$58	$—	$8,121
Long-Term
U.S. government and agency obligations	$7,529	$66	$—	$7,595
Corporate debt securities and certificates of deposit	3,975	61	(1)	4,035
Asset backed securities	2,347	45	—	2,392
Equity security	42	—	(12)	30
Marketable securities – long-term	$13,893	$172	$(13)	$14,052

At March 31, 2021 and December 31, 2020, investments in marketable debt securities in an unrealized loss position were as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2021
U.S. government and agency obligations	$3,637	$(5)	$—	$—
Corporate debt securities and certificates of deposit	1,455	(2)	—	—
Asset backed securities	120	—	—	—
Marketable securities	$5,212	$(7)	$—	$—
December 31, 2020
U.S. government and agency obligations	$330	$—	$—	$—
Corporate debt securities and certificates of deposit	411	(1)	—	—
Marketable securities	$741	$(1)	$—	$—

Our investments in marketable debt securities all have maturities of less than five years. Net pre-tax unrealized gains for marketable debt securities of $157,000 at March 31, 2021 and $229,000 at December 31, 2020 have been recorded as a component of accumulated other comprehensive loss in stockholders’ equity. We have determined that the net pre-tax unrealized losses for marketable debt securities at March 31, 2021 and December 31, 2020 were caused by fluctuations in interest rates and are temporary in nature. We review our marketable debt securities to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. No marketable securities were sold in the three months ended March 31, 2021 or the three months ended March 31, 2020. See Note 6 for additional information regarding the fair value of our investments in marketable securities.

Investments in marketable securities classified as cash equivalents of $5.3 million at March 31, 2021 and $1.3 million at December 31, 2020, consist of corporate debt securities and certificates of deposit. There were no unrealized gains or losses associated with any of these securities at March 31, 2021 or December 31, 2020.

Cash and marketable securities held by foreign subsidiaries totaled $1.0 million at March 31, 2021 and $672,000 at December 31, 2020.

6. FAIR VALUE MEASUREMENTS:

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last is considered unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our marketable securities as of March 31, 2021 and December 31, 2020 according to the three-level fair value hierarchy:

	Fair Value Measurements at March 31, 2021 Using
(In thousands)	Balance March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$12,521	$—	$12,521	$—
Corporate debt securities and certificates of deposit	7,272	—	7,272	—
Asset backed securities	2,427	—	2,427	—
Equity security	47	47	—	—
Total marketable securities	$22,267	$47	$22,220	$—

	Fair Value Measurements at December 31, 2020 Using
(In thousands)	Balance December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$12,448	$—	$12,448	$—
Corporate debt securities and certificates of deposit	7,169	—	7,169	—
Asset backed securities	2,526	—	2,526	—
Equity security	30	30	—	—
Total marketable securities	$22,173	$30	$22,143	$—

During the three months ended March 31, 2021 and the year ended December 31, 2020, we owned no Level 3 securities and there were no transfers within the three level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed which merit a transfer between the levels of the valuation hierarchy.

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

Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets and right-of-use assets for operating leases are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value in the three months ended March 31, 2021 or the three months ended March 31, 2020.

The fair value for trade notes receivable is based on discounted future cash flows using current interest rates that would be offered for a similar transaction to a similarly situated customer. The difference between the carrying amount and estimated fair value for trade notes receivable is immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy. At March 31, 2021, our trade notes receivable were deemed to be fully collectible, and no trade notes receivable were past due more than 90 days or in a non-accrual status with respect to interest income.

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

Employee Stock Incentive Plan

As of March 31, 2021, there were 124,501 shares of common stock reserved in the aggregate for issuance pursuant to future awards under our Employee Stock Incentive Plan and 468,304 shares of common stock reserved in the aggregate for issuance pursuant to outstanding awards under such plan. Although our Compensation Committee has authority to issue options, restricted stock, restricted stock units, share grants and other share-based benefits under our Employee Stock Incentive Plan, to date only restricted stock units and stock options have been granted under the plan. Options have been granted at an option price per share equal to the market value of our common stock on the date of grant, vest over a four year period and expire seven years after the date of grant. Restricted stock units vest over a four year period and entitle the holders to one share of our common stock for each restricted stock unit. Reserved shares underlying outstanding awards, including options and restricted stock units, that are forfeited are available under the Employee Stock Incentive Plan for future grant.

Non-Employee Director Stock Plan

As of March 31, 2021, there were 44,000 shares of common stock reserved in the aggregate for issuance pursuant to future restricted share grants under our Non-Employee Director Stock Plan and 8,000 shares of common stock reserved in the aggregate for issuance pursuant to outstanding stock option awards under our Non-Employee Director Stock Plan (which previously authorized the granting of stock options to non-employee directors). Under the terms of the plan, each non-employee director receives annual restricted share grants of 2,000 shares of our common stock on the date of each annual meeting at which such director is elected to serve on the board. The annual restricted share grants of common stock vest in four equal quarterly installments during the year after the grant date, provided the non-employee director is still serving as a director on the applicable vesting date.

On the date of our 2020 annual meeting, we issued 8,000 shares of our common stock to our non-employee directors, which were restricted as specified in the Non-Employee Director Stock Plan. The shares granted at the 2020 annual meeting had an aggregate fair market value on the date of grant equal to $227,000 (grant date fair value of $28.34 per share). As of March 31, 2021, 6,000 of these shares were vested. The aggregate fair value of the 2,000 unvested shares based on the closing price of our common stock on March 31, 2021 was $52,000.

Stock Option Activity

The following is a summary of stock option activity in the three months ended March 31, 2021:

	Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2020	419,100	$15.22
Exercised	(7,250)	17.16
Outstanding, March 31, 2021	411,850	$15.19

Exercisable, March 31, 2021	286,776	$12.91

The intrinsic value of an option is the amount by which the market price of the underlying common stock exceeds the option's exercise price. For options outstanding at March 31, 2021, the weighted average remaining contractual term of all outstanding options was 3.37 years and their aggregate intrinsic value was $4.5 million. At March 31, 2021, the weighted average remaining contractual term of options that were exercisable was 2.44 years and their aggregate intrinsic value was $3.8 million. The aggregate intrinsic value of stock options exercised was $78,000 in the three months ended March 31, 2021 and $140,000 in the three months ended March 31, 2020. We received proceeds from stock option exercises of $57,000 in the three months ended March 31, 2021 and $85,000 in the three months ended March 31, 2020. No stock options vested in the three months ended March 31, 2021 or the three months ended March 31, 2020. No stock options were granted, forfeited or expired in the three months ended March 31, 2021.

Restricted Shares and Restricted Stock Units

Restricted shares are granted under our Non-Employee Director Stock Plan. Restricted stock units are granted under our Employee Stock Incentive Plan. The fair value of restricted shares and restricted stock units is equal to the fair market value of our common stock on the date of grant. The aggregate fair value of outstanding restricted shares and restricted stock units based on the closing share price of our common stock as of March 31, 2021 was $1.7 million. The aggregate fair value of restricted shares and restricted stock units that vested, based on the closing price of our common stock on the vesting date, was $56,000 in the three months ended March 31, 2021 and $45,000 in the three months ended March 31, 2020. No restricted shares or restricted stock units were granted or forfeited in the three months ended March 31, 2021.

The following is a summary of activity in restricted shares and restricted stock units in the three months ended March 31, 2021:

Restricted shares and restricted stock units	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	68,454	$21.45
Vested	(2,000)	28.34
Non-vested at March 31, 2021	66,454	$21.24

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under the terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period (which begins on August 1st and ends on July 31st of each year). No shares were purchased under this plan in the three months ended March 31, 2021 or the three months ended March 31, 2020.  As of March 31, 2021, 136,971 shares remain available for future purchase under the Employee Stock Purchase Plan.

Share-Based Compensation Information

All share-based payments to employees and non-employee directors, including grants of stock options, restricted stock units and restricted shares, are required to be recognized as an expense in our consolidated statements of income based on the grant date fair value of the award. We utilize the straight-line method of expense recognition over the award's service period for our graded vesting options. The fair value of stock options has been determined using the Black-Scholes model. We account for the impact of forfeitures related to employee share-based payment arrangements when the forfeitures occur. We have classified employee share-based compensation within our consolidated statements of income in the same manner as our cash-based employee compensation costs.

Pre-tax share-based compensation expense in the three months ended March 31, 2021 totaled $334,000, and included $123,000 for stock options, $32,000 for our Employee Stock Purchase Plan, $123,000 for restricted stock units and $56,000 for restricted shares.

Pre-tax share-based compensation expense in the three months ended March 31, 2020 totaled $272,000, and included $114,000 for stock options, $23,000 for our Employee Stock Purchase Plan, $101,000 for restricted stock units and $34,000 for restricted shares.

At March 31, 2021, the total unrecognized compensation cost related to non-vested share-based compensation arrangements was $2.4 million and the related weighted average period over which such cost is expected to be recognized was 2.78 years.

8. CHANGES IN STOCKHOLDERS’ EQUITY:

A reconciliation of the changes in our stockholders' equity is as follows:

Three Months Ended March 31, 2021:

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance, December 31, 2020	7,295	$37,817	$(1,102)	$28,813	$65,528
Exercise of stock options, net of shares exchanged as payment	4	57	—	—	57
Share-based compensation	—	334	—	—	334
Other comprehensive loss, net of tax	—	—	(204)	—	(204)
Net income	—	—	—	1,441	1,441
Balance, March 31, 2021	7,299	$38,208	$(1,306)	$30,254	$67,156

Three Months Ended March 31, 2020:

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance, December 31, 2019	7,155	$36,659	$(1,406)	$23,071	$58,324
Exercise of stock options, net of shares exchanged as payment	10	85	—	—	85
Share-based compensation	—	272	—	—	272
Other comprehensive loss, net of tax	—	—	(490)	—	(490)
Net income	—	—	—	844	844
Balance, March 31, 2020	7,165	$37,016	$(1,896)	$23,915	$59,035

9. OTHER FINANCIAL STATEMENT DATA:

Inventories consisted of the following:

(In thousands)	March 31, 2021	December 31, 2020
Raw materials and purchased parts	$12,766	$11,903
Work in process	3,038	2,459
Finished goods	3,328	4,208
Demonstration inventories, net	1,530	1,701
Total inventories	$20,662	$20,271

Demonstration inventories are stated at cost less accumulated amortization, generally based on a 36 month useful life. Accumulated amortization for demonstration inventories totaled $2.7 million at March 31, 2021 and $2.7 million at December 31, 2020. Amortization expense related to demonstration inventories was $154,000 in the three months ended March 31, 2021 and $230,000 in the three months ended March 31, 2020.

Accrued expenses consisted of the following:

(In thousands)	March 31, 2021	December 31, 2020
Wages and benefits	$1,886	$2,768
Warranty liability	851	793
Income taxes payable	245	269
Other	121	63
Total accrued expenses	$3,103	$3,893

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

A reconciliation of the changes in our estimated warranty liability is as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Balance at beginning of period	$839	$798
Accrual for warranties	272	230
Warranty revision	(40)	1
Settlements made during the period	(181)	(244)
Balance at end of period	890	785
Current portion of estimated warranty liability	(851)	(748)
Long-term estimated warranty liability	$39	$37

Deferred warranty revenue:

The current portion of our deferred warranty revenue is included as a component of advance customer payments. The long-term portion of our deferred warranty revenue is included as a component of other liabilities. A reconciliation of the changes in our deferred warranty revenue is as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Balance at beginning of period	$344	$275
Revenue deferrals	147	134
Amortization of deferred revenue	(106)	(100)
Total deferred warranty revenue	385	309
Current portion of deferred warranty revenue	(281)	(227)
Long-term deferred warranty revenue	$104	$82

10. INTANGIBLE ASSETS:

Intangible assets consist of the following:

	March 31, 2021			December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$1,866	$(1,585)	$281	$1,832	$(1,542)	$290
Software	206	(206)	—	206	(200)	6
Marketing assets and customer relationships	86	(64)	22	101	(72)	29
Total intangible assets	$2,158	$(1,855)	$303	$2,139	$(1,814)	$325

Amortization expense in the three months ended March 31, 2021 and the three months ended March 31, 2020 was as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Patents	$43	$38
Software	6	8
Marketing assets and customer relationships	2	2
Total amortization expense	$51	$48

Estimated aggregate amortization expense based on current intangible assets for the next four years is expected to be as follows: $116,000 for the remainder of 2021; $113,000 in 2022; $64,000 in 2023; and $10,000 in 2024.

11. REVENUE CONCENTRATIONS, SIGNIFICANT CUSTOMERS AND GEOGRAPHIC AREAS:

The following summarizes our revenue by product line:

	Three Months Ended March 31,
(In thousands)	2021	2020
High Precision 3D and 2D Sensors	$6,357	$4,122
Inspection and Metrology Systems	6,339	8,361
Semiconductor Sensors	5,036	3,946
Total	$17,732	$16,429

In the three months ended March 31, 2021, sales to significant customer A accounted for 22% of our total revenues. As of March 31, 2021, accounts receivable from significant customer A were $3.0 million.

Export revenues as a percentage of total revenues were 82% in the three months ended March 31, 2021 and 72% in the three months ended March 31, 2020. Export revenues are attributed to the country where the product is shipped. Substantially all of our export revenues are negotiated, invoiced and paid in U.S. dollars. Export revenues by geographic area are summarized as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Americas	$783	$401
Europe	3,500	2,103
China	5,163	3,880
Taiwan	730	1,716
Other Asia	4,143	3,680
Other	148	—
Total export sales	$14,467	$11,780

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

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended March 31, 2021
Basic	$1,441	7,293	$0.20
Dilutive effect of common equivalent shares	—	170	(0.01)
Dilutive	$1,441	7,463	$0.19

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended March 31, 2020
Basic	$844	7,157	$0.12
Dilutive effect of common equivalent shares	—	210	(0.01)
Dilutive	$844	7,367	$0.11

Potentially dilutive shares consist of stock options, restricted stock units, restricted shares and purchases of shares under our Employee Stock Purchase Plan. Potentially dilutive shares excluded from the calculations of net income per diluted share due to their anti-dilutive effect were as follows: 97,000 shares in the three months ended March 31, 2021 and 145,000 shares in the three months ended March 31, 2020.

13. OTHER COMPREHENSIVE LOSS:

Changes in components of other comprehensive loss and taxes related to items of other comprehensive loss are as follows:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount	Before Tax	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments	$(147)	$—	$(147)	$(600)	$—	$(600)
Unrealized gains (losses) on available-for-sale securities	(72)	15	(57)	140	(30)	110
Other comprehensive loss	$(219)	$15	$(204)	$(460)	$(30)	$(490)

At March 31, 2021 and 2020, components of accumulated other comprehensive loss is as follows:

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balances at December 31, 2020	$(1,285)	$183	$(1,102)
Other comprehensive loss for the three months ended March 31, 2021	(147)	(57)	(204)
Balances at March 31, 2021	$(1,432)	$126	$(1,306)

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balances at December 31, 2019	$(1,475)	$69	$(1,406)
Other comprehensive loss for the three months ended March 31, 2020	(600)	110	(490)
Balances at March 31, 2020	$(2,075)	$179	$(1,896)

14. INCOME TAXES:

We recorded income tax expense of $311,000 in the three months ended March 31, 2021, compared to income tax expense of $149,000 in the three months ended March 31, 2020. Our income tax expense in the three months ended March 31, 2021 reflected an effective tax rate of approximately 18%, compared to an effective tax rate of approximately 15% in the three months ended March 31, 2020. Our effective tax rate is impacted by the U.S. federal R&D tax credit and foreign tax credit. The increase in effective tax rate in the three months ended March 31, 2021 was primarily due to a reduction in the impact of the U.S. federal R&D tax credit and foreign tax credit on our effective tax rate due to the higher level of profitability expected in 2021.

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

Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, our experience with loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, we first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions in which we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. In addition, we considered both our near-term and long-term financial outlook. After considering all available evidence (both positive and negative), we concluded that recognition of valuation allowances for substantially all of our U.S. and Singapore based deferred tax assets was not required at March 31, 2021 or December 31, 2020.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS:

The following management’s discussion and analysis of the financial condition and results of operations of CyberOptics Corporation and its wholly-owned subsidiaries ("we", "us" and "our") contains a number of estimates and predictions that are forward looking statements rather than statements based on historical fact. Among other matters, we discuss (i) a possible world-wide recession or depression resulting from the economic consequences of the Covid-19 pandemic; (ii) the negative effect on our revenue and operating results of the Covid-19 crisis on our customers and suppliers, the market for our products and the global supply chain; (iii) the availability of parts to meet customer orders; (iv) the level of anticipated revenues, gross margins, and expenses; (v) the timing of orders and shipments of our existing products, particularly our SQ3000™ Multi-Function systems for automated optical inspection ("AOI") and MX systems for memory module inspection; (vi) the level of orders from our original equipment manufacturer ("OEM") customers; (vii) the timing of initial revenue and projected improvements in gross margins from sales of new products that have been recently introduced, that we have under development or that we anticipate introducing in the future; (viii) the timing of and improvement in gross margins resulting from future cost reduction programs; (ix) market acceptance of our SQ3000 Multi-Function systems and products for semiconductor wafer and advanced packaging inspection and metrology; (x) our assessment of trends in the surface mount technology ("SMT") and semiconductor capital equipment markets; (xi) the impact of lower margin MX3000™ memory module inspection systems on our consolidated gross margin in any future period; (xii) risks related to cancellation or renegotiation of orders we have received; and (xiii) changes in the level of tariffs and other trade policies of the United States, and trade relations with other countries. Although we have made these statements based on our experience and expectations regarding future events, there may be events or factors that we have not anticipated. Therefore, the accuracy of our forward-looking statements and estimates are subject to a number of risks, including those risks identified in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We believe that the three months ended September 30, 2019 marked the trough of the downturn in the SMT and semiconductor capital equipment markets. We believe that conditions in the SMT and semiconductor capital equipment markets started to strengthen in 2020 and will remain positive throughout 2021. Over the longer-term (i.e. the next several years), we expect a growing number of opportunities in the markets for SMT and semiconductor inspection and metrology. We believe that our 3D MRS sensor and system products and our WaferSense family of products have the potential to expand our presence in the markets for SMT and semiconductor capital equipment.

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

•

Our next generation MX3000™ AOI system for 3D inspection of memory modules following the singulation step of the manufacturing process. We recognized our first revenue from the sale of the MX3000 in the first quarter of 2020. Since late 2020, we have received new purchase orders for the MX3000 valued at $7.3 million, of which $2.4 million are expected to be recognized as revenue in the second quarter of 2021.

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

•

Our new WX3000™ metrology and inspection system for wafer and advanced packing applications, which incorporates our next generation ultra-high resolution 3D NanoResolution MRS sensor. The WX3000 performs 100% 3D and 2D inspection and metrology simultaneously at high speeds and delivers through-put of more than 25 wafers per hour. We believe the WX3000 performs two to three times faster than alternate technologies at data processing speeds in excess of 75 million 3D data points per second. The WX3000 is suitable for many semiconductor wafer and advanced packaging inspection and metrology applications for feature sizes down to 25-microns. We anticipate that sales of sensors and systems based on our 3D MRS technology for semiconductor wafer and advanced packaging inspection and metrology applications will provide us with long-term growth opportunities.

Revenue from our MRS-based products, including 3D AOI systems and high precision 3D MRS sensors, increased by $1.1 million or 15% to $8.3 million in the first quarter of 2021, from $7.2 million in the first quarter of 2020. Over the long term, we anticipate continued increases in sales of products based on our MRS technology in the SMT and semiconductor capital equipment markets. In particular, we believe inspection and metrology for mini LED, memory modules and semiconductor wafer and advanced packaging applications represent significant long-term growth opportunities. We anticipate increasing sales of MRS-based products by selling them to new OEM customers and system integrators, and by expanding direct sales of inspection and metrology system products to end-user customers.

We have continued to invest in our WaferSense family of products, because fabricators of semiconductors and other customers view these products as valuable tools for improving yields and productivity. We have recently introduced several new WaferSense products to further increase our revenue growth, including the In-Line Particle Sensor™ (IPS™). This sensor detects particles in gas and vacuum lines in semiconductor process equipment, and is particularly relevant for EUV lithography tools. Additional WaferSense applications are currently under development. Over the long-term, strong future sales growth is anticipated for our WaferSense family of products.

Our order backlog was $32.4 million at March 31, 2021, up from $23.0 million at December 31, 2020, and up from $24.8 million at March 31, 2020. We are forecasting sales of $21.0 to $23.0 million for the second quarter of 2021. Our forecast for the second quarter of 2021 includes $2.4 million of sales from our order backlog for MX3000 memory module inspection systems. We believe that demand in the SMT and semiconductor capital equipment markets will remain strong throughout 2021. However, an increase in the severity of the current Covid-19 outbreak, or a resulting prolonged economic recession or depression, could cause a slow-down in demand for SMT and semiconductor capital equipment. Over the long term, we believe anticipated sales growth of our products based on 3D MRS technology and WaferSense sensors should increase revenues and net income. We believe that we have the resources required to attain our growth objectives, given our available cash and marketable securities balances totaling $32.3 million at March 31, 2021.

Impact from Covid-19

Effect of Covid-19 Outbreak on Business Operations

Covid-19 was first identified in December 2019, and in March 2020, the World Health Organization categorized Covid-19 as a pandemic. The Covid-19 pandemic is affecting our customers, suppliers, service providers and employees, and the ultimate impacts of Covid-19 on our business, results of operations, liquidity and prospects are not fully known at this time. However, the Covid-19 outbreak has had a relatively minimal impact on our business to date. Our revenues increased by 8% to $17.7 million in the first quarter of 2021, from $16.4 million in the first quarter of 2020. We are forecasting revenues of $21.0 to $23.0 million for the second quarter of 2021, compared to $16.0 million in the second quarter of 2020. Our forecast for the second quarter of 2021 could change if the Covid-19 pandemic worsens, or if unforeseen events related to the pandemic occur. The most significant impacts on our business from the Covid-19 pandemic include the following:

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

19

•

Sales of some products, mainly our SQ3000 Multi-Function systems and MX memory module inspection products, require customer acceptance due to performance or other criteria that is considered more than a formality. Most of our customer’s factories have remained open during the Covid-19 pandemic because they are deemed to be essential under government shelter-in-place mandates. However, global travel restrictions and quarantine measures have hindered our ability to obtain customer acceptances of certain of our products at various times in 2020. Continuing or new global travel restrictions and quarantine measures could hinder our ability to obtain customer acceptances in a timely manner in the future, and therefore impact the timing of revenue recognition.

•

Total operating expenses were reduced in the three months ended March 31, 2021 due to the Covid-19 pandemic. Travel, trade show expenses and other costs were reduced due to changes in employee travel patterns and trade show cancellations.

•

We have experienced some supply disruptions due to the Covid-19 pandemic, mainly from suppliers not deemed essential by shelter-in-place mandates in certain countries. Key supply chain disruptions have been resolved to date. However, supply chain disruptions could increase significantly if the pandemic worsens and continues for an extended period of time. To date, our on-hand inventories have been sufficient to enable us to mitigate any supply disruptions with minimal impact on our sales or ability to service customers. We presently do not expect that Covid-19 related supply chain disruptions will have a significant impact on our revenue in the second quarter of 2021.

We currently do not anticipate any significant credit losses or asset impairments resulting from the Covid-19 pandemic. As of March 31, 2021, our available balances of cash and marketable securities totaled $32.3 million. We believe that we have the resources required to attain our growth objectives and to meet any unforeseen difficulties resulting from the Covid-19 pandemic. However, we will continue to closely monitor the Covid-19 pandemic and its impact on our business in the coming months.

United States Covid-19 Relief Legislation

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law in the United States. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods and alternative tax credit refunds. The CARES Act also appropriated funds for the Small Business Administration Paycheck Protection Program loans that are forgivable in certain circumstances to promote continued employment. Additional relief packages were passed in December 2020 and March 2021. We have analyzed these pieces of legislation and presently do not believe they will have a material impact on our financial condition, results of operations or liquidity. However, we will continue to monitor the impact that these pieces of legislation could have on our business in the future.

Singapore Jobs Support Program

The Singapore Government implemented a jobs support program in 2020 that was intended to support businesses and encourage retention of employees during the period of economic uncertainty caused by the Covid-19 pandemic. Under the jobs support program, the Singapore Government co-funded a portion of the gross monthly wages paid to local employees, which reduced our operating expenses in the first quarter of 2020 by approximately $19,000. We did not receive any benefit from the Singapore jobs support program in the three months ended March 31, 2021, nor do we expect any benefit during the remainder of 2021.

Revenues

Our revenues increased by 8% to $17.7 million in the three months ended March 31, 2021, from $16.4 million in the three months ended March 31, 2020. The following table sets forth revenues by product line for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In thousands)	2021	2020	% Change
High Precision 3D and 2D Sensors	$6,357	$4,122	54%
Inspection and Metrology Systems	6,339	8,361	(24)%
Semiconductor Sensors	5,036	3,946	28%
Total	$17,732	$16,429	8%

Revenues from sales of high precision 3D and 2D sensors increased by $2.2 million or 54% to $6.4 million in the three months ended March 31, 2021, from $4.1 million in the three months ended March 31, 2020. The increase was due to higher sales of both 3D MRS sensors and legacy 2D sensors resulting from improving conditions in the global semiconductor and SMT capital equipment markets. Sales of high precision 3D MRS sensors increased by $1.1 million or 37% to $4.2 million in the three months ended March 31, 2021 from $3.1 million in the three months ended March 31, 2020.

Sales of high precision 3D and 2D sensors are dependent on the success of our OEM customers and system integrators selling products that incorporate our sensors. We believe sales of our 3D MRS sensors, including our next generation ultra-high resolution three micron pixel 3D NanoResolution MRS sensor, will represent an increasing percentage of our total high precision 3D and 2D sensor sales. Sales of high precision 3D and 2D sensors, including 3D MRS sensors, are prone to significant quarterly fluctuations due to variations in market demand and customer inventory levels. Revenues from sales of high precision 3D and 2D sensors are forecasted to post strong year-over-year growth in the second quarter of 2021.

Revenues from sales of inspection and metrology systems decreased by $2.0 million or 24% to $6.3 million in the three months ended March 31, 2021, from $8.4 million in the three months ended March 31, 2020. The revenue decreases were due to lower sales of legacy 2D systems and no sales of memory module inspection systems, due to normal quarter-to-quarter fluctuations in demand for these products. Sales of 2D and 3D MX memory module inspection systems totaled $1.4 million in the three months ended March 31, 2020. Sales of SQ3000™ Multi-Function systems increased by $761,000 or 23% to $4.1 million in the three months ended March 31, 2021, from $3.3 million in the three months ended March 31, 2020. Revenues from sales of inspection and metrology systems are forecasted to post strong double digit growth on both a sequential and year-over-year basis in the second quarter of 2021.

We believe the increase in sales of SQ3000™ Multi-Function systems in the three months ended March 31, 2021 was due to the competitive advantages offered by our SQ3000™ Multi-Function system products, and resulted from many companies transitioning from 2D AOI to 3D AOI systems to meet the increasingly demanding product inspection and metrology requirements in the SMT and semiconductor markets. The market transition away from 2D AOI systems is expected to result in an industry-wide 20% compound annual rate of growth in global sales of 3D AOI systems through 2025. Given these market dynamics and because of the competitive advantages of our 3D MRS sensor technology, we anticipate sales of SQ3000™ Multi-Function systems will represent an increasing percentage of our total inspection and metrology system sales in the future.

Since late 2020, we have received orders valued at $7.3 million for 3D MX3000 memory module inspection systems, of which $2.4 million are expected to be recognized as revenue in the second quarter of 2021. We believe memory manufacturers have determined that post singulation automated optical inspection of memory modules is an important step in their manufacturing process to improve yields and product quality. Two of the world's three largest memory manufacturers now use either our 2D MX600™ or 3D MX3000 memory module inspection systems. As a result, we believe the potential market opportunity for our 2D and 3D memory module inspection systems is significant and anticipate that sales of these systems will continue in the future.

Revenues from sales of semiconductor sensors, principally our WaferSense line of products, increased by $1.1 million or 28% to $5.0 million in the three months ended March 31, 2021, from $3.9 million in the three months ended March 31, 2020. The revenue increases were due to favorable market conditions for semiconductor capital equipment spending, growing acceptance of our WaferSense products as important productivity enhancement tools by semiconductor manufacturers, and improved account penetration at major semiconductor manufacturers and capital equipment suppliers. Over the long term, we anticipate that the benefits from growing market awareness of our WaferSense products, improved account penetration at major semiconductor manufacturers and capital equipment suppliers and new product introductions will lead to additional WaferSense product sales. Revenues from sales of semiconductor sensors are forecasted to post strong growth on both a sequential and year-over-year basis in the second quarter of 2021, driven in part by demand from two new semiconductor fabs during this period.

Export revenues totaled $14.5 million or 82% of our revenues in the three months ended March 31, 2021, compared to $11.8 million or 72% of total revenues in the three months ended March 31, 2020.  Export revenues as a percentage of total revenues increased in the three months ended March 31, 2021 due to higher sales of 3D and 2D high precision sensors and semiconductor sensors. A higher proportion of these products are generally sold outside the United States as compared to our other products. In addition, the Covid-19 pandemic has had a more negative impact on sales in the U.S., when compared to the effect on sales in Europe and Asia.

Cost of Revenues and Gross Margin

Cost of revenues increased by $207,000 or 2% to $9.4 million in the three months ended March 31, 2021, from $9.1 million in the three months ended March 31, 2020. The increase in cost of revenues was due to higher revenues, offset in part by the impact of a more favorable sales mix of higher gross margin products. Revenues increased by 8% in the three months ended March 31, 2021, when compared to the three months ended March 31, 2020. Total gross margin as a percentage of revenues was 47% in the three months ended March 31, 2021, compared to 44% in the three months ended March 31, 2020. Higher margin 3D MRS sensors and semiconductor sensors were a larger percentage of our total revenues in the three months ended March 31, 2021, when compared to the three months ended March 31, 2020.

Our total gross margin as a percentage of revenues in the second quarter of 2021 is expected to decline by roughly three percentage points from the level in the first quarter of 2021, reflecting an increased proportion of lower margin inspection and metrology system products in our revenue mix, including $2.4 million of MX3000 memory module inspection systems.

Our markets are highly price competitive, particularly in the electronics assembly and SMT markets. As a result, we have experienced continual pressure on our gross margins. We compensate for the pressure to reduce the price of our products by introducing new products with more features and improved performance and through manufacturing cost reduction programs. Sales of many products that we have recently introduced or are about to introduce, including our current and future SQ3000 Multi-Function systems, WX3000 system for semiconductor wafer and advanced packaging inspection and metrology, next generation 3D MRS sensors and semiconductor sensors (consisting primarily of our WaferSense line of products) have, or are expected to have, more favorable gross margins than many of our existing products. Our next generation 3D MRS sensor and system products are being designed for more complex and demanding inspection and metrology applications in the SMT and semiconductor markets. Sales prices and gross profit margins for these applications tend to be higher than margins for products sold in the general purpose SMT market. However, the gross margin percentage for our 3D MX3000 system for inspection of memory modules will be lower than our current total gross margin percentage due to the significant costs for material handling and automation required for this product. We are working on cost reduction strategies for our SQ3000 Multi-Function system which should benefit gross margins for this product starting in 2022.

Operating Expenses

R&D expenses were $2.8 million or 16% of revenues in the three months ended March 31, 2021, compared to $2.4 million or 15% of revenues in the three months ended March 31, 2020. The increase in R&D expenses in the three months ended March 31, 2021 was mainly due to higher compensation costs for new and existing R&D employees and higher costs for engineering prototypes. Current R&D expenditures are primarily focused on the continued development of our portfolio of next generation 3D MRS sensor and system products and continued R&D work on WaferSense products. We also continue to enhance our SQ3000 Multi-Function systems and 3D MX3000 memory module inspection systems.

Selling, general and administrative ("S,G&A") expenses were $3.9 million or 22% of revenues in the three months ended March 31, 2021, compared to $4.2 million or 25% of revenues in the three months ended March 31, 2020. The decrease in S,G&A expenses in the three months ended March 31, 2021 was due to lower third party channel commissions, as more sales were sold through distributors in the first quarter of 2021, lower costs for travel, trade shows and sales demonstrations due to the Covid-19 pandemic, and lower professional fees.

Total operating expenses in the second quarter of 2021 are forecasted to increase by 5-8% from the level in the first quarter of 2021 due to higher channel commissions and incentive compensation, given the higher revenue levels being forecasted.

Interest Income and Other

Interest income and other includes interest earned on investments and gains and losses associated with foreign currency transactions, primarily intercompany financing transactions associated with our subsidiaries in the United Kingdom, Singapore, China and Taiwan. We recognized losses from foreign currency transactions of $57,000 in the three months ended March 31, 2021, compared to gains from foreign currency transactions of $172,000 in the three months ended March 31, 2020.

Income Taxes

We recorded income tax expense of $311,000 in the three months ended March 31, 2021, compared to income tax expense of $149,000 in the three months ended March 31, 2020. Our income tax expense in the three months ended March 31, 2021 reflected an effective tax rate of approximately 18%, compared to an effective tax rate of approximately 15% in the three months ended March 31, 2020. Our effective tax rate is impacted by the U.S. federal R&D tax credit and foreign tax credit. The increase in effective tax rate in the three months ended March 31, 2021 was primarily due to a reduction in the impact of the U.S. federal R&D tax credit and foreign tax credit on our effective tax rate due to the higher level of profitability expected in 2021.

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

Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, our experience with credit and loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, we first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions in which we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. In addition, we considered both our near-term and long-term financial outlook. After considering all available evidence (both positive and negative), we concluded that recognition of valuation allowances for substantially all of our U.S. and Singapore based deferred tax assets was not required at March 31, 2021 or December 31, 2020.

The Inland Revenue Authority of Singapore has initiated a routine compliance review of our 2018 income tax return. We presently anticipate that the outcome of this audit will not have a significant impact on our financial position or results of operations.

Liquidity and Capital Resources

Our cash and cash equivalents increased by $1.6 million in the three months ended March 31, 2021. Cash provided by operating activities of $2.4 million and proceeds of $2.6 million from maturities of marketable securities were partially offset by purchases of marketable securities totaling $2.8 million and purchases of fixed assets and capitalized patent costs totaling $684,000. Proceeds from stock option exercises totaled $57,000. Our cash and cash equivalents fluctuate in part because of sales and maturities of marketable securities and investment of cash balances in marketable securities, and from other sources of cash. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity than cash balances alone. Combined balances of cash and marketable securities increased by $1.7 million to $32.3 million as of March 31, 2021, from $30.6 million as of December 31, 2020.

Operating activities provided $2.4 million of cash in the three months ended March 31, 2021. The amount of cash provided by operations was favorably impacted by net income of $1.4 million. Net income was affected by non-cash expenses totaling $1.3 million for depreciation and amortization, non-cash operating lease expense, provision for doubtful accounts, deferred taxes, non-cash losses from foreign currency transactions, share-based compensation costs and an unrealized gain on our available-for-sale equity security. Changes in operating assets and liabilities providing cash included an increase in accounts payable of $2.7 million. Changes in operating assets and liabilities using cash included an increase in accounts and trade notes receivable of $1.1 million, an increase in inventories of $721,000, a decrease in accrued expenses of $738,000, a decrease in operating lease liabilities of $211,000 and various changes in other operating assets and liabilities totaling $193,000. Increases in accounts payable and inventories at March 31, 2021 were due to planned purchases of raw materials to meet anticipated customer demand for inspection and metrology systems. The decrease in accrued expenses was mainly due to payment of 2020 bonus accruals in the first quarter of 2021. Accounts and trade notes receivable increased due to higher sales in the first quarter of 2021 when compared to the fourth quarter of 2020. The decrease in operating lease liabilities was due to monthly rental payments for facility leases. Other operating assets and liabilities used $193,000 of cash for prepaid expenses and a reduction in customer deposits for inventory.

Investing activities used $854,000 of cash in the three months ended March 31, 2021. Changes in the level of investment in marketable securities, resulting from purchases and maturities of those securities, used $170,000 of cash in the three months ended March 31, 2021. We used $684,000 of cash in the three months ended March 31, 2021 for the purchase of fixed assets and capitalized patent costs.

Financing activities provided $57,000 of cash in the three months ended March 31, 2021 from the exercise of employee stock options.

At March 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. These entities are established by some companies for the purpose of establishing off-balance sheet arrangements or for other contractually narrow or limited purposes.

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

PART II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. The risks identified in these risk factors could materially affect our business, financial condition or future results.

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
101:

Financial statements formatted in Inline Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Interim Condensed Consolidated Financial Statements

SIGNATURES

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

Dated: May 7, 2021

