Form 10-Q
period 2021-06-30
CYBEROPTICS CORP
filed 2021-08-06
CIK 768411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At July 31, 2021, there were 7,315,381 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

CYBEROPTICS CORPORATION

(Unaudited)

(In thousands, except share information)	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$9,567	$8,399
Marketable securities	7,249	8,121
Accounts receivable, less allowances of $412 at June 30, 2021 and $302 at December 31, 2020	22,011	14,735
Inventories	23,266	20,271
Prepaid expenses	686	686
Other current assets	1,044	890
Total current assets	63,823	53,102

Marketable securities, long-term	15,230	14,052
Equipment and leasehold improvements, net	3,295	3,235
Intangible assets, net	383	325
Goodwill	1,366	1,366
Right-of-use assets (operating leases)	2,334	2,621
Trade notes receivable, long-term	271	418
Deferred tax assets	4,233	4,597
Total assets	$90,935	$79,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$11,101	$5,118
Advance customer payments	954	823
Accrued expenses	4,165	3,893
Current operating lease liabilities	841	819
Total current liabilities	17,061	10,653

Other liabilities	147	134
Long-term operating lease liabilities	2,813	3,244
Reserve for income taxes	323	157
Total liabilities	20,344	14,188

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 7,308,001 shares issued and outstanding at June 30, 2021 and 7,294,617 shares issued and outstanding at December 31, 2020	38,555	37,817
Accumulated other comprehensive loss	(1,327)	(1,102)
Retained earnings	33,363	28,813
Total stockholders’ equity	70,591	65,528
Total liabilities and stockholders’ equity	$90,935	$79,716

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME

CYBEROPTICS CORPORATION

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Revenues	$25,204	$15,996	$42,936	$32,425
Cost of revenues	14,095	8,682	23,448	17,828

Gross margin	11,109	7,314	19,488	14,597

Research and development expenses	2,753	2,182	5,514	4,577
Selling, general and administrative expenses	4,695	3,659	8,583	7,818

Income from operations	3,661	1,473	5,391	2,202

Interest income and other	38	64	60	328

Income before income taxes	3,699	1,537	5,451	2,530

Income tax expense (benefit)	590	(96)	901	53

Net income	$3,109	$1,633	$4,550	$2,477

Net income per share – Basic	$0.43	$0.23	$0.62	$0.35
Net income per share – Diluted	$0.41	$0.22	$0.61	$0.33

Weighted average shares outstanding – Basic	7,299	7,198	7,296	7,177
Weighted average shares outstanding – Diluted	7,517	7,447	7,490	7,407

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CYBEROPTICS CORPORATION

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net income	$3,109	$1,633	$4,550	$2,477

Other comprehensive loss before income taxes:
Foreign currency translation adjustments	20	154	(127)	(446)

Unrealized gains (losses) on available-for-sale securities	(52)	121	(124)	261

Total other comprehensive income (loss) before income taxes	(32)	275	(251)	(185)

Income tax provision	11	(25)	26	(55)

Total other comprehensive income (loss) after income taxes	(21)	250	(225)	(240)

Total comprehensive income	$3,088	$1,883	$4,325	$2,237

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CYBEROPTICS CORPORATION

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,550	$2,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,292	1,304
Non-cash operating lease expense	287	272
Provision (recovery) for doubtful accounts	174	(9)
Deferred taxes	388	(48)
Foreign currency transaction losses (gains)	16	(305)
Share-based compensation	671	558
Unrealized (gain) loss on available-for-sale equity security	(12)	18
Changes in operating assets and liabilities:
Accounts and trade notes receivable	(7,303)	1,357
Inventories	(3,493)	(5,006)
Prepaid expenses and other assets	(117)	(782)
Accounts payable	6,024	2,666
Advance customer payments and other	133	319
Accrued expenses	456	780
Operating leases	(409)	(395)
Net cash provided by operating activities	2,657	3,206

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale marketable securities	6,083	6,216
Proceeds from sales of available-for-sale marketable securities	225	—
Purchases of available-for-sale marketable securities	(6,775)	(7,980)
Additions to equipment and leasehold improvements	(936)	(477)
Additions to patents	(159)	(41)
Net cash used in investing activities	(1,562)	(2,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	67	256
Tax payments for shares withheld related to stock option exercises	—	(420)
Net cash provided by (used in) financing activities	67	(164)

Effects of exchange rate changes on cash and cash equivalents	6	13

Net increase in cash and cash equivalents	1,168	773

Cash and cash equivalents – beginning of period	8,399	5,836
Cash and cash equivalents – end of period	$9,567	$6,609

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CYBEROPTICS CORPORATION

1. INTERIM REPORTING:

The interim condensed consolidated financial statements of CyberOptics Corporation and its wholly-owned subsidiaries ("we", "us" or "our") presented herein as of June 30, 2021, and for the three and six month periods ended June 30, 2021 and 2020, are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring adjustments necessary, for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and six month periods ended June 30, 2021 do not necessarily indicate the results to be expected for the full year. The December 31, 2020 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP"). The unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

2. COVID-19 PANDEMIC:

Effect of Covid-19 Outbreak on Business Operations

A novel strain of coronavirus ("Covid-19") was first identified in December 2019, and in March 2020, the World Health Organization categorized Covid-19 as a pandemic. The Covid-19 pandemic is affecting our customers, suppliers, service providers and employees to varying degrees, and the ultimate impacts of Covid-19, including the potential impact of known and future variants, on our business, results of operations, liquidity and prospects are not fully known at this time. The Covid-19 outbreak has not had a significant impact on our business to date. However, the following factors have affected and may continue to affect our business:

•	Our key factories are located in Minnesota and Singapore. Both of these locations have been subject to government mandated shelter-in-place orders. Because our operations have been deemed essential, we were able to keep our factories up and running while the shelter-in-place mandates were in effect. If the pandemic worsens, it is possible that our operations may not be deemed essential under future government mandated shelter-in-place orders, and we may be required to shut-down factory operations. We have periodically implemented split-shifts for our factory operations to minimize the number of employees in our facilities at any given time, but these measures have not affected our production capacity. Since the start of the pandemic, many of our non-factory employees have spent the majority of their time working remotely. To date, the shelter-in-place mandates and remote work arrangements have had a minimal impact on operations, but material negative effects on our business could result if the pandemic worsens and continues for an extended period of time.

•	Sales of some products, mainly our SQ3000 Multi-Function systems and MX memory module inspection products, require customer acceptance due to performance or other criteria that is considered more than a formality. Most of our customer’s factories have remained open during the Covid-19 pandemic because they are deemed to be essential under government shelter-in-place mandates. However, global travel restrictions and quarantine measures have hindered our ability to obtain customer acceptances of certain products at various times in 2020. Continuing or new global travel restrictions and quarantine measures could hinder our ability to obtain customer acceptances in a timely manner in the future, and therefore impact the timing of revenue recognition.

•	We have experienced some supply disruptions due to the Covid-19 pandemic, mainly from suppliers not deemed essential by shelter-in-place mandates in certain countries. Key supply chain disruptions have been resolved to date. However, supply chain disruptions could increase significantly if the pandemic worsens and continues for an extended period of time. To date, our on-hand inventories have been sufficient to enable us to mitigate supply disruptions.

Although we cannot estimate the continuing impact of the Covid-19 outbreak at this time, it may have an adverse effect on our results of future operations, financial position and liquidity for the remainder of 2021 and beyond.

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

Singapore Jobs Support Program

The Singapore Government implemented a jobs support program in 2020 that was intended to support businesses and encourage retention of employees during the period of economic uncertainty caused by the Covid-19 pandemic. Under the jobs support program, the Singapore Government co-funded a portion of the gross monthly wages paid to local employees, which reduced our operating expenses in the three and six months ended June 30, 2020 by $276,000 and $295,000, respectively. We did not receive any material benefit from the Singapore jobs support program in the three or six months ended June 30, 2021, nor do we expect to receive any material benefits in future periods.

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

4. REVENUE RECOGNITION:

Our revenue performance obligations are primarily satisfied at a point in time and limited revenue streams are satisfied over time as work progresses.

The following is a summary of our revenue performance obligations:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
(In thousands except percentages)	Revenues	Percent of Revenues	Revenues	Percent of Revenues
Revenue recognized over time	$695	2.8%	$362	2.3%
Revenue recognized at a point in time	24,509	97.2%	15,634	97.7%
	$25,204	100.0%	$15,996	100.0%

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
(In thousands except percentages)	Revenues	Percent of Revenues	Revenues	Percent of Revenues
Revenue recognized over time	$1,098	2.6%	$555	1.7%
Revenue recognized at a point in time	41,838	97.4%	31,870	98.3%
	$42,936	100.0%	$32,425	100.0%

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

The following summarizes our contract assets and contract liabilities:

(In thousands)	June 30, 2021	December 31, 2020
Contract assets, included in other current assets	$18	$2
Contract liabilities - advance customer payments	$653	$567
Contract liabilities - deferred warranty revenue	$391	$344

Changes in contract assets in the six months ended June 30, 2021 and the six months ended June 30, 2020 resulted from unbilled amounts under sensor product arrangements and longer duration 3D scanning service projects in which revenue is recognized over time. Changes in contract liabilities primarily resulted from reclassification of beginning contract liabilities to revenue as performance obligations were satisfied or from cash received in advance and not recognized as revenue. See Note 9 for changes in contractual obligations related to deferred warranty revenue. Unsatisfied performance obligations for deferred warranty revenue are generally expected to be recognized as revenue over the next one to three years. There were no impairment losses for contract assets in the six months ended June 30, 2021 or the six months ended June 30, 2020.

The following summarizes the amounts reclassified from beginning contract liabilities to revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Amounts reclassified from beginning contract liabilities to revenue	$120	$55	$345	$95
Amounts reclassified from deferred warranty revenue	98	83	161	183
Total	$218	$138	$506	$278

5. MARKETABLE SECURITIES:

Our investments in marketable securities are classified as available-for-sale and consist of the following:

	June 30, 2021
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$3,332	$20	$—	$3,352
Corporate debt securities and certificates of deposit	3,882	15	—	3,897
Marketable securities – short-term	$7,214	$35	$—	$7,249
Long-Term
U.S. government and agency obligations	$9,094	$30	$(10)	$9,114
Corporate debt securities and certificates of deposit	3,452	27	(1)	3,478
Asset backed securities	2,572	25	(1)	2,596
Equity security	42	—	—	42
Marketable securities – long-term	$15,160	$82	$(12)	$15,230

	December 31, 2020
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$4,817	$36	$—	$4,853
Corporate debt securities and certificates of deposit	3,113	21	—	3,134
Asset backed securities	133	1	—	134
Marketable securities – short-term	$8,063	$58	$—	$8,121
Long-Term
U.S. government and agency obligations	$7,529	$66	$—	$7,595
Corporate debt securities and certificates of deposit	3,975	61	(1)	4,035
Asset backed securities	2,347	45	—	2,392
Equity security	42	—	(12)	30
Marketable securities – long-term	$13,893	$172	$(13)	$14,052

At June 30, 2021 and December 31, 2020, investments in marketable debt securities in an unrealized loss position were as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2021
U.S. government and agency obligations	$5,365	$(10)	$—	$—
Corporate debt securities and certificates of deposit	1,676	(1)	—	—
Asset backed securities	549	(1)	—	—
Marketable securities	$7,590	$(12)	$—	$—
December 31, 2020
U.S. government and agency obligations	$330	$—	$—	$—
Corporate debt securities and certificates of deposit	411	(1)	—	—
Marketable securities	$741	$(1)	$—	$—

Our investments in marketable debt securities all have maturities of less than five years. Net pre-tax unrealized gains for marketable debt securities of $105,000 at June 30, 2021 and $229,000 at December 31, 2020 have been recorded as a component of accumulated other comprehensive loss in stockholders’ equity. We have determined that the net pre-tax unrealized losses for marketable debt securities at June 30, 2021 and December 31, 2020 were caused by fluctuations in interest rates and are temporary in nature. We review our marketable debt securities to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. We received proceeds from the sale of marketable securities of $225,000 in the three and six months ended June 30, 2021. The gain recognized on the sale was insignificant.  No marketable securities were sold in the three and six months ended June 30, 2020.  See Note 6 for additional information regarding the fair value of our investments in marketable securities.

Investments in marketable securities classified as cash equivalents of $6.0 million at June 30, 2021 and $1.3 million at December 31, 2020, consist of commercial money market savings accounts, corporate debt securities and certificates of deposit. There were no unrealized gains or losses associated with any of these securities at June 30, 2021 or December 31, 2020.

Cash and marketable securities held by foreign subsidiaries totaled $1.4 million at June 30, 2021 and $672,000 at December 31, 2020.

6. FAIR VALUE MEASUREMENTS:

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last is considered unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our marketable securities as of June 30, 2021 and December 31, 2020 according to the three-level fair value hierarchy:

	Fair Value Measurements at June 30, 2021 Using
(In thousands)	Balance June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$12,466	$—	$12,466	$—
Corporate debt securities and certificates of deposit	7,375	—	7,375	—
Asset backed securities	2,596	—	2,596	—
Equity security	42	42	—	—
Total marketable securities	$22,479	$42	$22,437	$—

	Fair Value Measurements at December 31, 2020 Using
(In thousands)	Balance December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$12,448	$—	$12,448	$—
Corporate debt securities and certificates of deposit	7,169	—	7,169	—
Asset backed securities	2,526	—	2,526	—
Equity security	30	30	—	—
Total marketable securities	$22,173	$30	$22,143	$—

During the six months ended June 30, 2021 and the year ended December 31, 2020, we owned no Level 3 securities and there were no transfers within the three level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed which merit a transfer between the levels of the valuation hierarchy.

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

Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets and right-of-use assets for operating leases are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value in the six months ended June 30, 2021 or the six months ended June 30, 2020.

The fair value for trade notes receivable is based on discounted future cash flows using current interest rates that would be offered for a similar transaction to a similarly situated customer. The difference between the carrying amount and estimated fair value for trade notes receivable is immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy. At June 30, 2021, our trade notes receivable were deemed to be fully collectible, and no trade notes receivable were past due more than 90 days or in a non-accrual status with respect to interest income.

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

Employee Stock Incentive Plan

As of June 30, 2021, there were 124,501 shares of common stock reserved in the aggregate for issuance pursuant to future awards under our Employee Stock Incentive Plan and 467,679 shares of common stock reserved in the aggregate for issuance pursuant to outstanding awards under such plan. Although our Compensation Committee has authority to issue options, restricted stock, restricted stock units, share grants and other share-based benefits under our Employee Stock Incentive Plan, to date only restricted stock units and stock options have been granted under the plan. Options have been granted at an option price per share equal to the market value of our common stock on the date of grant, vest over a four year period and expire seven years after the date of grant. Restricted stock units vest over a four year period and entitle the holders to one share of our common stock for each restricted stock unit. Reserved shares underlying outstanding awards, including options and restricted stock units, that are forfeited are available under the Employee Stock Incentive Plan for future grant.

Non-Employee Director Stock Plan

As of June 30, 2021, there were 36,000 shares of common stock reserved in the aggregate for issuance pursuant to future restricted share grants under our Non-Employee Director Stock Plan and 8,000 shares of common stock reserved in the aggregate for issuance pursuant to outstanding stock option awards under our Non-Employee Director Stock Plan (which previously authorized the granting of stock options to non-employee directors). Under the terms of the plan, each non-employee director receives annual restricted share grants of 2,000 shares of our common stock on the date of each annual meeting at which such director is elected to serve on the board. The annual restricted share grants of common stock vest in four equal quarterly installments during the year after the grant date, provided the non-employee director is still serving as a director on the applicable vesting date.

On the date of our 2021 annual meeting, we issued 8,000 shares of our common stock to our non-employee directors, which were restricted as specified in the Non-Employee Director Stock Plan. The shares granted at the 2021 annual meeting had an aggregate fair market value on the date of grant equal to $224,000 (grant date fair value of $27.96 per share). As of June 30, 2021, none of these shares were vested. The aggregate fair value of the 8,000 unvested shares based on the closing price of our common stock on June 30, 2021 was $328,000.

Stock Option Activity

The following is a summary of stock option activity in the six months ended June 30, 2021:

	Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2020	419,100	$15.22
Exercised	(7,875)	17.09
Outstanding, June 30, 2021	411,225	$15.19

Exercisable, June 30, 2021	286,151	$12.90

The intrinsic value of an option is the amount by which the market price of the underlying common stock exceeds the option's exercise price. For options outstanding at June 30, 2021, the weighted average remaining contractual term of all outstanding options was 3.12 years and their aggregate intrinsic value was $10.6 million. At June 30, 2021, the weighted average remaining contractual term of options that were exercisable was 2.18 years and their aggregate intrinsic value was $8.0 million. The aggregate intrinsic value of stock options exercised was $87,000 in the six months ended June 30, 2021 and $2.1 million in the six months ended June 30, 2020. We received net proceeds from stock option exercises of $67,000 in the six months ended June 30, 2021 and $256,000 in the six months ended June 30, 2020. No stock options vested in the six months ended June 30, 2021 or the six months ended June 30, 2020. No stock options were granted, forfeited or expired in the six months ended June 30, 2021.

Restricted Shares and Restricted Stock Units

There were 8,000 restricted shares granted under our Non-Employee Director Stock Plan in the six months ended June 30, 2021. Restricted stock units can be granted under our Employee Stock Incentive Plan. There were no restricted stock units granted in the six months ended June 30, 2021. The fair value of restricted shares and restricted stock units is equal to the fair market value of our common stock on the date of grant. The aggregate fair value of outstanding restricted shares and restricted stock units based on the closing share price of our common stock as of June 30, 2021 was $3.0 million. The aggregate fair value of restricted shares and restricted stock units that vested, based on the closing price of our common stock on the vesting date, was $115,000 in the six months ended June 30, 2021 and $102,000 in the six months ended June 30, 2020. No restricted shares or restricted stock units were forfeited in the six months ended June 30, 2021.

The following is a summary of activity in restricted shares and restricted stock units in the six months ended June 30, 2021:

Restricted shares and restricted stock units	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	68,454	$21.45
Granted	8,000	27.96
Vested	(4,000)	28.34
Non-vested at June 30, 2021	72,454	$21.79

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under the terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period (which begins on August 1st and ends on July 31st of each year). No shares were purchased under this plan in the six months ended June 30, 2021 or the six months ended June 30, 2020.  As of June 30, 2021, 136,971 shares remain available for future purchase under the Employee Stock Purchase Plan.

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

Pre-tax share-based compensation expense in the three months ended June 30, 2021 totaled $337,000, and included $125,000 for stock options, $31,000 for our Employee Stock Purchase Plan, $124,000 for restricted stock units and $57,000 for restricted shares. Pre-tax share-based compensation expense in the six months ended June 30, 2021 totaled $671,000, and included $248,000 for stock options, $63,000 for our Employee Stock Purchase Plan, $247,000 for restricted stock units and $113,000 for restricted shares.

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

At June 30, 2021, the total unrecognized compensation cost related to non-vested share-based compensation arrangements was $2.3 million and the related weighted average period over which such cost is expected to be recognized was 2.51 years.

8. CHANGES IN STOCKHOLDERS’ EQUITY:

A reconciliation of the changes in our stockholders' equity is as follows:

Three Months Ended June 30, 2021:

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance, March 31, 2021	7,299	$38,208	$(1,306)	$30,254	$67,156
Exercise of stock options, net of shares exchanged as payment	1	10	—	—	10
Share issuances for director compensation	8	—	—	—	—
Share-based compensation	—	337	—	—	337
Other comprehensive loss, net of tax	—	—	(21)	—	(21)
Net income	—	—	—	3,109	3,109
Balance, June 30, 2021	7,308	$38,555	$(1,327)	$33,363	$70,591

Six Months Ended June 30, 2021:

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance, December 31, 2020	7,295	$37,817	$(1,102)	$28,813	$65,528
Exercise of stock options, net of shares exchanged as payment	5	67	—	—	67
Share issuances for director compensation	8	—	—	—	—
Share-based compensation	—	671	—	—	671
Other comprehensive loss, net of tax	—	—	(225)	—	(225)
Net income	—	—	—	4,550	4,550
Balance, June 30, 2021	7,308	$38,555	$(1,327)	$33,363	$70,591

Three Months Ended June 30, 2020:

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance, March 31, 2020	7,165	$37,016	$(1,896)	$23,915	$59,035
Exercise of stock options, net of shares exchanged as payment	75	171	—	—	171
Tax payments for shares withheld related to stock option exercises	(16)	(420)	—	—	(420)
Share issuances for director compensation	8	—	—	—	—
Share-based compensation	—	286	—	—	286
Other comprehensive income, net of tax	—	—	250	—	250
Net income	—	—	—	1,633	1,633
Balance, June 30, 2020	7,232	$37,053	$(1,646)	$25,548	$60,955

Six Months Ended June 30, 2020:

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance, December 31, 2019	7,155	$36,659	$(1,406)	$23,071	$58,324
Exercise of stock options, net of shares exchanged as payment	85	256	—	—	256
Tax payments for shares withheld related to stock option exercises	(16)	(420)	—	—	(420)
Share issuances for director compensation	8	—	—	—	—
Share-based compensation	—	558	—	—	558
Other comprehensive income, net of tax	—	—	(240)	—	(240)
Net income	—	—	—	2,477	2,477
Balance, June 30, 2020	7,232	$37,053	$(1,646)	$25,548	$60,955

9. OTHER FINANCIAL STATEMENT DATA:

Inventories consisted of the following:

(In thousands)	June 30, 2021	December 31, 2020
Raw materials and purchased parts	$14,106	$11,903
Work in process	2,103	2,459
Finished goods	5,603	4,208
Demonstration inventories, net	1,454	1,701
Total inventories	$23,266	$20,271

Demonstration inventories are stated at cost less accumulated amortization, generally based on a 36 month useful life. Accumulated amortization for demonstration inventories totaled $2.6 million at June 30, 2021 and $2.7 million at December 31, 2020. Amortization expense related to demonstration inventories in the three and six months ended June 30, 2021 was $168,000 and $322,000, respectively. Amortization expense related to demonstration inventories in the three and six months ended June 30, 2020 was $211,000 and $442,000, respectively.

Accrued expenses consisted of the following:

(In thousands)	June 30, 2021	December 31, 2020
Wages and benefits	$2,873	$2,768
Warranty liability	920	793
Income taxes payable	208	269
Other	164	63
Total accrued expenses	$4,165	$3,893

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

A reconciliation of the changes in our estimated warranty liability is as follows:

	Six Months Ended June 30,
(In thousands)	2021	2020
Balance at beginning of period	$839	$798
Accrual for warranties	527	429
Warranty revision	3	9
Settlements made during the period	(392)	(474)
Balance at end of period	977	762
Current portion of estimated warranty liability	(920)	(729)
Long-term estimated warranty liability	$57	$33

Deferred warranty revenue:

The current portion of our deferred warranty revenue is included as a component of advance customer payments. The long-term portion of our deferred warranty revenue is included as a component of other liabilities. A reconciliation of the changes in our deferred warranty revenue is as follows:

	Six Months Ended June 30,
(In thousands)	2021	2020
Balance at beginning of period	$344	$275
Revenue deferrals	268	231
Amortization of deferred revenue	(221)	(183)
Total deferred warranty revenue	391	323
Current portion of deferred warranty revenue	(301)	(209)
Long-term deferred warranty revenue	$90	$114

10. INTANGIBLE ASSETS:

Intangible assets consist of the following:

	June 30, 2021			December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$1,991	$(1,628)	$363	$1,832	$(1,542)	$290
Software	206	(206)	—	206	(200)	6
Marketing assets and customer relationships	86	(66)	20	101	(72)	29
Total intangible assets	$2,283	$(1,900)	$383	$2,139	$(1,814)	$325

Amortization expense in the three and six months ended June 30, 2021 and June 30, 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Patents	$44	$35	$87	$73
Software	—	7	6	15
Marketing assets and customer relationships	2	3	4	5
Total amortization expense	$46	$45	$97	$93

Estimated aggregate amortization expense based on current intangible assets for the next four years is expected to be as follows: $96,000 for the remainder of 2021; $158,000 in 2022; $109,000 in 2023; and $20,000 in 2024.
15

11. REVENUE CONCENTRATIONS, SIGNIFICANT CUSTOMERS AND GEOGRAPHIC AREAS:

The following summarizes our revenue by product line:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
High Precision 3D and 2D Sensors	$7,131	$4,745	$13,488	$8,867
Inspection and Metrology Systems	12,581	7,661	18,920	16,022
Semiconductor Sensors	5,492	3,590	10,528	7,536
Total	$25,204	$15,996	$42,936	$32,425

In the six months ended June 30, 2021, sales to significant customer A accounted for 19% of our total revenues. As of June 30, 2021, accounts receivable from significant customer A were $2.4 million.

Export revenues as a percentage of total revenues in the three and six months ended June 30, 2021 were 84% and 83%, respectively. Export revenues as a percentage of total revenues in the three and six months ended June 30, 2020 were 84% and 78%, respectively. Export revenues are attributed to the country where the product is shipped. Substantially all of our export revenues are negotiated, invoiced and paid in U.S. dollars. Export revenues by geographic area are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Americas	$741	$97	$1,524	$497
Europe	3,017	2,369	6,518	4,472
China	8,545	3,954	13,709	7,834
Taiwan	943	763	1,673	2,479
Other Asia	7,541	5,449	11,683	9,129
Other	428	742	577	742
Total export sales	$21,215	$13,374	$35,684	$25,153

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

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended June 30, 2021
Basic	$3,109	7,299	$0.43
Dilutive effect of common equivalent shares	—	218	(0.02)
Dilutive	$3,109	7,517	$0.41

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended June 30, 2020
Basic	$1,633	7,198	$0.23
Dilutive effect of common equivalent shares	—	249	(0.01)
Dilutive	$1,633	7,447	$0.22

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Six Months Ended June 30, 2021
Basic	$4,550	7,296	$0.62
Dilutive effect of common equivalent shares	—	194	(0.01)
Dilutive	$4,550	7,490	$0.61

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Six Months Ended June 30, 2020
Basic	$2,477	7,177	$0.35
Dilutive effect of common equivalent shares	—	230	(0.02)
Dilutive	$2,477	7,407	$0.33

Potentially dilutive shares consist of stock options, restricted stock units, restricted shares and purchases of shares under our Employee Stock Purchase Plan. Potentially dilutive shares excluded from the calculations of net income per diluted share due to their anti-dilutive effect were as follows: 47,000 shares in the three months ended June 30, 2021; 72,000 shares in the six months ended June 30, 2021; 34,000 shares in the three months ended June 30, 2020; and 89,000 shares in the six months ended June 30, 2020.

13. OTHER COMPREHENSIVE INCOME (LOSS):

Changes in components of other comprehensive income (loss) and taxes related to items of other comprehensive income (loss) are as follows:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount	Before Tax	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments	$20	$—	$20	$154	$—	$154
Unrealized gains (losses) on available-for-sale securities	(52)	11	(41)	121	(25)	96
Other comprehensive income (loss)	$(32)	$11	$(21)	$275	$(25)	$250

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount	Before Tax	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments	$(127)	$—	$(127)	$(446)	$—	$(446)
Unrealized gains (losses) on available-for-sale securities	(124)	26	(98)	261	(55)	206
Other comprehensive loss	$(251)	$26	$(225)	$(185)	$(55)	$(240)

At June 30, 2021 and 2020, components of accumulated other comprehensive loss is as follows:

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balances at December 31, 2020	$(1,285)	$183	$(1,102)
Other comprehensive loss for the six months ended June 30, 2021	(127)	(98)	(225)
Balances at June 30, 2021	$(1,412)	$85	$(1,327)

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balances at December 31, 2019	$(1,475)	$69	$(1,406)
Other comprehensive loss for the six months ended June 30, 2020	(446)	206	(240)
Balances at June 30, 2020	$(1,921)	$275	$(1,646)

14. INCOME TAXES:

We recorded income tax expense of $590,000 in the three months ended June 30, 2021, compared to an income tax benefit of $96,000 in the three months ended June 30, 2020. We recorded income tax expense of $901,000 in the six months ended June 30, 2021, compared to income tax expense of $53,000 in the six months ended June 30, 2020. Our income tax expense in the six months ended June 30, 2021 reflected an effective tax rate of approximately 17%, compared to an effective tax rate of approximately 2% in the six months ended June 30, 2020. The increase in effective income tax rate in both the three and six months ended June 30, 2021, when compared to the three and six months ended June 30, 2020, was mainly due to a significant reduction in excess tax benefits from employee stock option exercises. Excess tax benefits in the three and six months ended June 30, 2021 were negligible, compared to excess tax benefits in the three and six months ended June 30, 2020 of $340,000 and $356,000, respectively. On a recurring basis, our effective income tax rate is favorably impacted by the U.S. federal R&D tax credit, foreign tax credit and the impact from Foreign Derived Intangible Income (FDII) and Global Intangible Low-Taxed Income (GILTI).

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

Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, our experience with loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, we first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions in which we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. In addition, we considered both our near-term and long-term financial outlook. After considering all available evidence (both positive and negative), we concluded that recognition of valuation allowances for substantially all of our U.S. and Singapore based deferred tax assets was not required at June 30, 2021 or December 31, 2020.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS:

The following management’s discussion and analysis of the financial condition and results of operations of CyberOptics Corporation and its wholly-owned subsidiaries ("we", "us" and "our") contains a number of estimates and predictions that are forward looking statements rather than statements based on historical fact. Among other matters, we discuss (i) a possible world-wide recession or depression resulting from the economic consequences of the Covid-19 pandemic; (ii) the potential effect on our revenue and operating results of the Covid-19 crisis on our customers and suppliers, the markets for our products and the global supply chain; (iii) the availability of parts to meet customer orders; (iv) the level of anticipated revenues, gross margins, and expenses; (v) the timing of orders and shipments of our existing products, particularly our SQ3000™ Multi-Function systems for automated optical inspection ("AOI") and MX systems for memory module inspection; (vi) the level of orders from our original equipment manufacturer ("OEM") customers; (vii) the timing of initial revenue and projected improvements in gross margins from sales of new products that have been recently introduced, that we have under development or that we anticipate introducing in the future; (viii) the timing of and improvement in gross margins resulting from future cost reduction programs; (ix) market acceptance of our SQ3000 Multi-Function systems and products for semiconductor wafer and advanced packaging inspection and metrology; (x) our assessment of trends in the surface mount technology ("SMT") and semiconductor capital equipment markets; (xi) the impact of lower margin MX3000™ memory module inspection systems on our consolidated gross margin in any future period; (xii) risks related to cancellation or renegotiation of orders we have received; and (xiii) changes in the level of tariffs and other trade policies of the United States, and trade relations with other countries. Although we have made these statements based on our experience and expectations regarding future events, there may be events or factors that we have not anticipated. Therefore, the accuracy of our forward-looking statements and estimates are subject to a number of risks, including those risks identified in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We believe that conditions in the SMT and semiconductor capital equipment markets are currently robust, and we believe this market strength will continue into the foreseeable future. Over the longer-term (i.e. the next several years), we expect a growing number of opportunities in the markets for SMT and semiconductor inspection and metrology. We believe that our 3D MRS sensor and system products and our WaferSense family of products have the potential to expand our presence in the markets for SMT and semiconductor capital equipment.

Manufacturing yield challenges as electronics and semiconductors become more complex are driving the need for more precise inspection and metrology. We believe 3D inspection and metrology represent high-growth segments in both the SMT and semiconductor capital equipment markets. We believe our 3D MRS technology platform is well suited for many applications in these markets, particularly with respect to complex circuit boards and semiconductor wafer and advanced packaging inspection and metrology applications. We are taking advantage of current market trends by deploying our 3D MRS sensor technology in the following products:

•

Our SQ3000™ Multi-Function systems for Automated Optical Inspection (AOI), Solder Paste Inspection (SPI) and coordinate measurement (CMM) applications, which are designed to expand our presence in markets requiring high precision inspection and metrology. In these markets, identifying defects has become highly challenging and critical due to smaller semiconductor and electronics packaging and increasing component density on circuit boards. We believe the 3D MRS sensor technology used in our products is uniquely suited for many of these applications because of its ability to offer microscopic image quality and superior measurement performance at production line speeds. We are developing an enhanced version of the SQ3000 Multi-Function system that will allow for inspection and metrology of features sizes down to 50-microns at in-line production speeds.

•

Our next generation MX3000™ AOI system for 3D inspection of memory modules following the singulation step of the manufacturing process. We recognized our first revenue from the sale of the MX3000 in the first quarter of 2020. Since late 2020, we have received new purchase orders for the MX3000 valued at $8.1 million. We recognized $2.4 million of the MX3000 orders as revenue in the second quarter of 2021, and expect to recognize a further $4.9 million of the MX3000 orders as revenue in the third quarter of 2021.

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

Revenue from our MRS-based products, including 3D AOI systems and high precision 3D MRS sensors, increased by $6.4 million or 43% to $21.3 million in the six months ended June 30, 2021, from $14.9 million in the six months ended June 30, 2020. Over the long term, we anticipate continued increases in sales of products based on our MRS technology in the SMT and semiconductor capital equipment markets. In particular, we believe inspection and metrology for mini LED, memory modules and semiconductor wafer and advanced packaging applications represent significant long-term growth opportunities. We anticipate increasing sales of MRS-based products by selling them to new OEM customers and system integrators, and by expanding direct sales of inspection and metrology system products to end-user customers.

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

Our order backlog was a record $45.3 million at June 30, 2021, up from $32.4 million at March 31, 2021, and up from $24.8 million at June 30, 2020. Our backlog at June 30, 2021 includes approximately $10.0 million of longer-term orders from OEM customers that are scheduled for shipment in periods after 2021. We are forecasting sales of $25.0 million to $28.0 million for the third quarter of 2021 ending September 30, compared to $20.8 million in the third quarter of 2020. Our forecast for the third quarter of 2021 includes $4.9 million of sales from our order backlog of MX memory module inspection systems. It is anticipated that there will be no revenue from MX memory module systems in the fourth quarter of 2021 due to normal quarterly variability in the sales of these products. For this reason, aggregate sales in the fourth quarter of 2021 are expected to be lower than the third quarter of 2021 on a sequential quarterly basis. However, strong year-over-year sales growth is anticipated for the fourth quarter of 2021 when compared to the fourth quarter of 2020, which we believe will be driven by the Company's record backlog and the robust capital spending environment. We believe that demand in the SMT and semiconductor capital equipment markets will remain strong into the foreseeable future. However, an increase in the severity of the current Covid-19 outbreak, or a resulting prolonged economic recession or depression, could cause a slow-down in demand for SMT and semiconductor capital equipment. Over the long term, we believe anticipated sales growth of our products based on 3D MRS technology and WaferSense sensors should increase revenues and net income. We believe that we have the resources required to attain our growth objectives, given our available cash and marketable securities balances totaling $32.0 million at June 30, 2021.

Impact from Covid-19

Effect of Covid-19 Outbreak on Business Operations

Covid-19 was first identified in December 2019, and in March 2020, the World Health Organization categorized Covid-19 as a pandemic. The Covid-19 pandemic is affecting our customers, suppliers, service providers and employees to varying degrees, and the ultimate impacts of Covid-19, including the potential impact of known and future variants, on our business, results of operations, liquidity and prospects are not fully known at this time. However, the Covid-19 outbreak has had a relatively minimal impact on our business to date. Our revenues increased by 32% to $42.9 million in the first six months of 2021, from $32.4 million in the first six months of 2020. We are forecasting sales of $25.0 million to $28.0 million for the third quarter of 2021 ending September 30, compared to $20.8 million in the third quarter of 2020. Our forecast for the third quarter of 2021 could change if the Covid-19 pandemic worsens, or if unforeseen events related to the pandemic occur. The most significant impacts on our business from the Covid-19 pandemic include the following:

•	Our key factories are located in Minnesota and Singapore. Both of these locations have been subject to government mandated shelter-in-place orders. Because our operations have been deemed essential, we were able to keep our factories up and running while the shelter-in-place mandates were in effect. If the pandemic worsens, it is possible that our operations may not be deemed essential under future government mandated shelter-in-place orders, and we may be required to shut-down factory operations. We have periodically implemented split-shifts for our factory operations to minimize the number of employees in our facilities at any given time, but these measures have not affected our production capacity. Since the start of the pandemic, many of our non-factory employees have spent the majority of their time working remotely. To date, the shelter-in-place mandates and remote work arrangements have had a minimal impact on operations, but that could change if the pandemic worsens and is more than temporary.
20

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

•

Total operating expenses were reduced in the six months ended June 30, 2021 due to the Covid-19 pandemic. Travel, trade show expenses and other costs were reduced due to changes in employee travel patterns and trade show cancellations.

•

We have experienced some supply disruptions due to the Covid-19 pandemic, mainly from suppliers not deemed essential by shelter-in-place mandates in certain countries. Key supply chain disruptions have been resolved to date. However, supply chain disruptions could increase significantly if the pandemic worsens and continues for an extended period of time. To date, our on-hand inventories have been sufficient to enable us to mitigate any supply disruptions with minimal impact on our sales or ability to service customers. We presently do not expect that Covid-19 related supply chain disruptions will have a significant impact on our revenue in the third quarter of 2021.

We currently do not anticipate any significant credit losses or asset impairments resulting from the Covid-19 pandemic. As of June 30, 2021, our available balances of cash and marketable securities totaled $32.0 million. We believe that we have the resources required to attain our growth objectives and to meet any unforeseen difficulties resulting from the Covid-19 pandemic. However, we will continue to closely monitor the Covid-19 pandemic and its impact on our business in the coming months.

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

Singapore Jobs Support Program

The Singapore Government implemented a jobs support program in 2020 that was intended to support businesses and encourage retention of employees during the period of economic uncertainty caused by the Covid-19 pandemic. Under the jobs support program, the Singapore Government co-funded a portion of the gross monthly wages paid to local employees, which reduced our operating expenses in the three and six months ended June 30, 2020 by $276,000 and $295,000, respectively. We did not receive any material benefit from the Singapore jobs support program in the three or six months ended June 30, 2021, nor do we expect to receive any material benefits in future periods.

Revenues

Our revenues increased by 58% to $25.2 million in the three months ended June 30, 2021, from $16.0 million in the three months ended June 30, 2020. Our revenues increased by 32% to $42.9 million in the six months ended June 30, 2021, from $32.4 million in the six months ended June 30, 2020. The following table sets forth revenues by product line for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
High Precision 3D and 2D Sensors	$7,131	$4,745	50%	$13,488	$8,867	52%
Inspection and Metrology Systems	12,581	7,661	64%	18,920	16,022	18%
Semiconductor Sensors	5,492	3,590	53%	10,528	7,536	40%
Total	$25,204	$15,996	58%	$42,936	$32,425	32%

Revenues from sales of high precision 3D and 2D sensors increased by $2.4 million or 50% to $7.1 million in the three months ended June 30, 2021, from $4.7 million in the three months ended June 30, 2020. Revenues from sales of high precision 3D and 2D sensors increased by $4.6 million or 52% to $13.5 million in the six months ended June 30, 2021, from $8.9 million in the six months ended June 30, 2020. The increases were due to higher sales of both 3D MRS sensors and legacy 2D sensors resulting from improving conditions in the global semiconductor and SMT capital equipment markets. Sales of high precision 3D MRS sensors increased by $1.4 million or 46% to $4.3 million in the three months ended June 30, 2021, from $3.0 million in the three months ended June 30, 2020. Sales of high precision 3D MRS sensors increased by $2.5 million or 42% to $8.6 million in the six months ended June 30, 2021 from $6.0 million in the six months ended June 30, 2020.

Sales of high precision 3D and 2D sensors are dependent on the success of our OEM customers and system integrators selling products that incorporate our sensors. We believe sales of our 3D MRS sensors, including our next generation ultra-high resolution three micron pixel 3D NanoResolution MRS sensor, will represent an increasing percentage of our total high precision 3D and 2D sensor sales in the future. Sales of high precision 3D and 2D sensors, including 3D MRS sensors, are prone to significant quarterly fluctuations due to variations in market demand and customer inventory levels. Revenues from sales of high precision 3D and 2D sensors are forecasted to post strong year-over-year growth in the third quarter of 2021.

Revenues from sales of inspection and metrology systems increased by $4.9 million or 64% to $12.6 million in the three months ended June 30, 2021, from $7.7 million in the three months ended June 30, 2020. Revenues from sales of inspection and metrology systems increased by $2.9 million or 18% to $18.9 million in the six months ended June 30, 2021, from $16.0 million in the six months ended June 30, 2020. The increases were due to higher sales of SQ3000™ Multi-Function systems and MX3000™ memory module inspection systems resulting from improving market conditions, and increasing sales from more complex applications such as inspection and metrology for mini-LED and memory modules. Sales of SQ3000™ Multi-Function systems increased by $1.6 million or 35% to $6.3 million in the three months ended June 30, 2021, from $4.7 million in the three months ended June 30, 2020. Sales of SQ3000™ Multi-Function systems increased by $2.4 million or 30% to $10.3 million in the six months ended June 30, 2021, from $8.0 million in the six months ended June 30, 2020. Sales of 2D and 3D MX memory module inspection systems totaled $2.4 million in the three and six months ended June 30, 2021. There were no sales of MX systems in the three months ended June 30, 2020. Sales of 2D and 3D MX systems totaled $1.4 million in the six months ended June 30, 2020. Revenues from sales of inspection and metrology systems are forecasted to grow solidly in the third quarter of 2021 on a year-over-year basis.

We believe the increase in sales of SQ3000™ Multi-Function systems in the six months ended June 30, 2021 was due to the competitive advantages offered by our SQ3000™ Multi-Function system products, particularly for more complex applications, and resulted from many companies transitioning from 2D AOI to 3D AOI systems to meet the increasingly demanding product inspection and metrology requirements in the SMT and semiconductor markets. The market transition away from 2D AOI systems is expected to result in an industry-wide 20% compound annual rate of growth in global sales of 3D AOI systems through 2025. Given these market dynamics and because of the competitive advantages of our 3D MRS sensor technology, we anticipate sales of SQ3000™ Multi-Function systems will represent an increasing percentage of our total inspection and metrology system sales in the future.

Since late 2020, we have received new purchase orders for the MX3000 valued at $8.1 million. We recognized $2.4 million of the MX3000 orders as revenue in the second quarter of 2021, and expect to recognize a further $4.9 million of the MX3000 orders as revenue in the third quarter of 2021. We believe memory manufacturers have determined that post singulation automated optical inspection of memory modules is an important step in their manufacturing process to improve yields and product quality. Two of the world's three largest memory manufacturers now use either our 2D MX600™ or 3D MX3000 memory module inspection systems. As a result, we believe the potential market opportunity for our 2D and 3D memory module inspection systems is significant and anticipate that sales of these systems will continue in the future.

Revenues from sales of semiconductor sensors, principally our WaferSense line of products, increased by $1.9 million or 53% to $5.5 million in the three months ended June 30, 2021, from $3.6 million in the three months ended June 30, 2020. Revenues from sales of semiconductor sensors increased by $3.0 million or 40% to $10.5 million in the six months ended June 30, 2021, from $7.5 million in the six months ended June 30, 2020. The revenue increases were due to construction of new semiconductor fabs, favorable market conditions for semiconductor capital equipment spending, and the growing acceptance of our WaferSense products as important productivity enhancement tools by semiconductor manufacturers and capital equipment suppliers. Over the long term, we anticipate that the benefits from growing market awareness of our WaferSense products, improved account penetration at major semiconductor manufacturers and capital equipment suppliers and new product introductions will lead to additional WaferSense product sales. Revenues from sales of semiconductor sensors are forecasted to post strong year-over-year growth in the third quarter of 2021.

Export revenues totaled $21.2 million or 84% of our revenues in the three months ended June 30, 2021, compared to $13.4 million or 84% of our revenues in the three months ended June 30, 2020. Export revenues totaled $35.7 million or 83% of our revenues in the six months ended June 30, 2021, compared to $25.2 million or 78% of our revenues in the six months ended June 30, 2020.  Export revenues as a percentage of total revenues increased in the three and six months ended June 30, 2021 due to higher sales of 3D and 2D high precision sensors, semiconductor sensors and MX3000™ memory module inspection systems. A higher proportion of these products are generally sold outside the United States as compared to our other products.

Cost of Revenues and Gross Margin

Cost of revenues increased by $5.4 million or 62% to $14.1 million in the three months ended June 30, 2021, from $8.7 million in the three months ended June 30, 2020. Cost of revenues increased by $5.6 million or 32% to $23.4 million in the six months ended June 30, 2021, from $17.8 million in the six months ended June 30, 2020. Total gross margin as a percentage of revenues was 44% in the three months ended June 30, 2021, compared to 46% in the three months ended June 30, 2020. Total gross margin as a percentage of revenues was 45% in both the six months ended June 30, 2021 and the six months ended June 30, 2020. The increase in cost of revenues in both periods was mainly due to higher revenues. Revenues increased on a year-over-year basis in the three and six months ended June 30, 2021 by 58% and 32%, respectively. Cost of revenues in the three months ended June 30, 2021 were negatively impacted by a less favorable sales mix of lower gross margin products. Sales of lower gross margin inspection and metrology system products, including $2.4 million of MX3000™ memory module inspection systems, represented a larger percentage of our total revenues in the three months ended June 30, 2021, when compared to the three months ended June 30, 2020.

Our total gross margin as a percentage of revenues in the third quarter of 2021 is expected to decline by roughly 1-2 percentage points from the level in the second quarter of 2021, reflecting an increased proportion of lower gross margin inspection and metrology systems in our revenue mix, including $4.9 million of MX3000 memory module inspection systems. We anticipate sequential quarterly improvement in our total gross margin percentage for the fourth quarter of 2021, given that we are not expecting any sales of lower gross margin MX3000™ systems in the quarter.

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

Operating Expenses

R&D expenses were $2.8 million or 11% of revenues in the three months ended June 30, 2021, compared to $2.2 million or 14% of revenues in the three months ended June 30, 2020. R&D expenses were $5.5 million or 13% of revenues in the six months ended June 30, 2021, compared to $4.6 million or 14% of revenues in the six months ended June 30, 2020. The increase in R&D expenses in the three and six months ended June 30, 2021 was mainly due to higher compensation costs for new and existing R&D employees, including incentive compensation accruals, and higher costs for engineering prototypes. R&D expenses in the three and six months ended June 30, 2020 were reduced by $225,000 and $245,000, respectively, due to the favorable impact of the Singapore Government's jobs support program on wage costs discussed above. Current R&D expenditures are primarily focused on the continued development of our portfolio of next generation 3D MRS sensor and system products and continued R&D work on WaferSense products. We also continue to enhance and develop new generations of our SQ3000 Multi-Function systems and 3D MX3000 memory module inspection systems.

Selling, general and administrative ("S,G&A") expenses were $4.7 million or 19% of revenues in the three months ended June 30, 2021, compared to $3.7 million or 23% of revenues in the three months ended June 30, 2020. Selling, general and administrative expenses were $8.6 million or 20% of revenues in the six months ended June 30, 2021, compared to $7.8 million or 24% of revenues in the six months ended June 30, 2020. The increase in S,G&A expenses in both the three and six months ended June 30, 2021 was due to higher third party channel commissions resulting from the significant revenue increases in both periods, higher accruals for incentive compensation given our improved financial performance, and an increase in our accounts receivable allowance and related expense.

Total operating expenses in the third quarter of 2021 are forecasted to be at or near the level in this year's second quarter.

Interest Income and Other

Interest income and other includes interest earned on investments and gains and losses associated with foreign currency transactions, primarily intercompany financing transactions associated with our subsidiaries in the United Kingdom, Singapore, China and Taiwan. We recognized losses from foreign currency transactions of $1,000 in the three months ended June 30, 2021, compared to losses from foreign currency transactions of $24,000 in the three months ended June 30, 2020. We recognized losses from foreign currency transactions of $53,000 in the six months ended June 30, 2021, compared to gains from foreign currency transactions of $146,000 in the six months ended June 30, 2020.

Income Taxes

We recorded income tax expense of $590,000 in the three months ended June 30, 2021, compared to an income tax benefit of $96,000 in the three months ended June 30, 2020. We recorded income tax expense of $901,000 in the six months ended June 30, 2021, compared to income tax expense of $53,000 in the six months ended June 30, 2020. Our income tax expense in the six months ended June 30, 2021 reflected an effective tax rate of approximately 17%, compared to an effective tax rate of approximately 2% in the six months ended June 30, 2020. The increase in effective income tax rate in both the three and six months ended June 30, 2021, when compared to the three and six months ended June 30, 2020, was mainly due to a significant reduction in excess tax benefits from employee stock option exercises. Excess tax benefits in the three and six months ended June 30, 2021 were negligible, compared to excess tax benefits in the three and six months ended June 30, 2020 of $340,000 and $356,000, respectively. On a recurring basis, our effective income tax rate is favorably impacted by the U.S. federal R&D tax credit, foreign tax credit and the impact from Foreign Derived Intangible Income (FDII) and Global Intangible Low-Taxed Income (GILTI).

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

Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, our experience with credit and loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, we first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions in which we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. In addition, we considered both our near-term and long-term financial outlook. After considering all available evidence (both positive and negative), we concluded that recognition of valuation allowances for substantially all of our U.S. and Singapore based deferred tax assets was not required at June 30, 2021 or December 31, 2020.

The Inland Revenue Authority of Singapore has initiated a routine compliance review of our 2018 income tax return. We presently anticipate that the outcome of this audit will not have a significant impact on our financial position or results of operations.

Liquidity and Capital Resources

Our cash and cash equivalents increased by $1.2 million in the six months ended June 30, 2021. Cash provided by operating activities of $2.7 million and proceeds of $6.3 million from maturities and sales of marketable securities were partially offset by purchases of marketable securities totaling $6.8 million and purchases of fixed assets and capitalized patent costs totaling $1.1 million. Proceeds from stock option exercises totaled $67,000. Our cash and cash equivalents fluctuate in part because of sales and maturities of marketable securities and investment of cash balances in marketable securities, and from other sources of cash. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity than cash balances alone. Combined balances of cash and marketable securities increased by $1.5 million to $32.0 million as of June 30, 2021, from $30.6 million as of December 31, 2020.

Operating activities provided $2.7 million of cash in the six months ended June 30, 2021. The amount of cash provided by operations was favorably impacted by net income of $4.6 million. Net income was affected by non-cash expenses totaling $2.8 million for depreciation and amortization, non-cash operating lease expense, provision for doubtful accounts, deferred taxes, non-cash losses from foreign currency transactions, share-based compensation costs and an unrealized gain on our available-for-sale equity security. Changes in operating assets and liabilities providing cash included an increase in accounts payable of $6.0 million and an increase in accrued expenses of $456,000. Changes in operating assets and liabilities using cash included an increase in accounts and trade notes receivable of $7.3 million, an increase in inventories of $3.5 million and a decrease in operating lease liabilities of $409,000. Increases in accounts payable and inventories at June 30, 2021 were due to planned purchases of raw materials to meet anticipated customer demand. The increase in accrued expenses was mainly due to higher accruals for income taxes payable and wages, including incentive compensation, offset in part by payment of 2020 bonus accruals in the first quarter of 2021. Accounts and trade notes receivable increased due to higher sales in the second quarter of 2021 when compared to the fourth quarter of 2020. The decrease in operating lease liabilities was due to monthly rental payments for facility leases.

Investing activities used $1.6 million of cash in the six months ended June 30, 2021. Changes in the level of investment in marketable securities, resulting from purchases and maturities of those securities, used $467,000 of cash in the six months ended June 30, 2021. We used $1.1 million of cash in the six months ended June 30, 2021 for the purchase of fixed assets and capitalized patent costs.

Financing activities provided $67,000 of cash in the six months ended June 30, 2021 from the exercise of employee stock options.

At June 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. These entities are established by some companies for the purpose of establishing off-balance sheet arrangements or for other contractually narrow or limited purposes.

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

Dated: August 6, 2021

