Form 10-Q
period 2021-09-30
CYBEROPTICS CORP
filed 2021-11-08
CIK 768411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At October 31, 2021, there were 7,355,549 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

CYBEROPTICS CORPORATION

(Unaudited)

(In thousands, except share information)	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$11,005	$8,399
Marketable securities	6,911	8,121
Accounts receivable, less allowances of $475 at September 30, 2021 and $302 at December 31, 2020	26,908	14,735
Inventories	20,677	20,271
Prepaid expenses	1,092	686
Other current assets	1,203	890
Total current assets	67,796	53,102

Marketable securities, long-term	15,593	14,052
Equipment and leasehold improvements, net	3,512	3,235
Intangible assets, net	381	325
Goodwill	1,366	1,366
Right-of-use assets (operating leases)	2,186	2,621
Trade notes receivable, long-term	209	418
Deferred tax assets	3,761	4,597
Total assets	$94,804	$79,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$10,662	$5,118
Advance customer payments	751	823
Accrued expenses	4,353	3,893
Current operating lease liabilities	850	819
Total current liabilities	16,616	10,653

Other liabilities	172	134
Long-term operating lease liabilities	2,581	3,244
Reserve for income taxes	157	157
Total liabilities	19,526	14,188

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 7,355,549 shares issued and outstanding at September 30, 2021 and 7,294,617 shares issued and outstanding at December 31, 2020	38,628	37,817
Accumulated other comprehensive loss	(1,511)	(1,102)
Retained earnings	38,161	28,813
Total stockholders’ equity	75,278	65,528
Total liabilities and stockholders’ equity	$94,804	$79,716

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME

CYBEROPTICS CORPORATION

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Revenues	$27,762	$20,820	$70,698	$53,245
Cost of revenues	15,033	12,125	38,481	29,953

Gross margin	12,729	8,695	32,217	23,292

Research and development expenses	2,648	2,403	8,162	6,980
Selling, general and administrative expenses	4,912	4,082	13,495	11,900

Income from operations	5,169	2,210	10,560	4,412

Interest income (expense) and other	143	(2)	203	326

Income before income taxes	5,312	2,208	10,763	4,738

Income tax expense	514	409	1,415	462

Net income	$4,798	$1,799	$9,348	$4,276

Net income per share – Basic	$0.66	$0.25	$1.28	$0.59
Net income per share – Diluted	$0.63	$0.24	$1.24	$0.57

Weighted average shares outstanding – Basic	7,324	7,240	7,305	7,198
Weighted average shares outstanding – Diluted	7,580	7,519	7,520	7,445

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CYBEROPTICS CORPORATION

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net income	$4,798	$1,799	$9,348	$4,276

Other comprehensive loss before income taxes:
Foreign currency translation adjustments	(159)	236	(285)	(210)

Unrealized gains (losses) on available-for-sale securities	(31)	(58)	(156)	203

Total other comprehensive income (loss) before income taxes	(190)	178	(441)	(7)

Income tax expense (benefit)	(6)	(12)	(32)	43

Total other comprehensive income (loss) after income taxes	(184)	190	(409)	(50)

Total comprehensive income	$4,614	$1,989	$8,939	$4,226

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CYBEROPTICS CORPORATION

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,348	$4,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,895	1,899
Non-cash operating lease expense	435	384
Provision for doubtful accounts	244	43
Deferred taxes	865	289
Foreign currency transaction gains	(45)	(181)
Share-based compensation	999	863
Unrealized (gain) loss on available-for-sale equity security	(14)	23
Changes in operating assets and liabilities:
Accounts and trade notes receivable	(12,208)	(1,721)
Inventories	(1,142)	(6,380)
Prepaid expenses and other assets	(663)	(785)
Accounts payable	5,594	3,060
Advance customer payments and other	(45)	208
Accrued expenses	487	1,120
Operating leases	(632)	(616)
Net cash provided by operating activities	5,118	2,482

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale marketable securities	8,682	9,016
Proceeds from sales of available-for-sale marketable securities	225	—
Purchases of available-for-sale marketable securities	(9,462)	(10,637)
Additions to equipment and leasehold improvements	(1,570)	(1,049)
Additions to patents	(208)	(115)
Net cash used in investing activities	(2,333)	(2,785)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	292	322
Tax payments for shares withheld related to stock option exercises	(727)	(420)
Proceeds from issuance of common stock under employee stock purchase plan	247	224
Net cash provided by (used in) financing activities	(188)	126

Effects of exchange rate changes on cash and cash equivalents	9	6

Net increase (decrease) in cash and cash equivalents	2,606	(171)

Cash and cash equivalents – beginning of period	8,399	5,836
Cash and cash equivalents – end of period	$11,005	$5,665

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CYBEROPTICS CORPORATION

1. INTERIM REPORTING:

The interim condensed consolidated financial statements of CyberOptics Corporation and its wholly-owned subsidiaries ("we", "us" or "our") presented herein as of September 30, 2021, and for the three and nine month periods ended September 30, 2021 and 2020, are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring adjustments necessary, for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and nine month periods ended September 30, 2021 do not necessarily indicate the results to be expected for the full year. The December 31, 2020 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP"). The unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

2. COVID-19 PANDEMIC:

Effect of Covid-19 Outbreak on Business Operations

A novel strain of coronavirus ("Covid-19") was first identified in December 2019, and in March 2020, the World Health Organization categorized Covid-19 as a pandemic. The Covid-19 pandemic is affecting our customers, suppliers, service providers and employees to varying degrees, and the ultimate impacts of Covid-19, including the potential impact of known and future variants, on our business, results of operations, liquidity and prospects are not fully known at this time. Overall, the Covid-19 outbreak has not had a significant impact on our business to date. However, the following factors have affected and may continue to affect our business:

•	Our key factories are located in Minnesota and Singapore. Both of these locations have been subject to government mandated shelter-in-place orders. Because our operations have been deemed essential, we were able to keep our factories up and running while the shelter-in-place mandates were in effect. If the pandemic worsens, it is possible that our operations may not be deemed essential under future government mandated shelter-in-place orders, and we may be required to shut-down factory operations. We have periodically implemented split-shifts for our factory operations to minimize the number of employees in our facilities at any given time, but these measures have not affected our production capacity. Since the start of the pandemic, many of our non-factory employees have spent the majority of their time working remotely. To date, the shelter-in-place mandates and remote work arrangements have had a minimal impact on operations, but material negative effects on our business could result if the pandemic worsens and continues for an extended period of time.

•	Sales of some products, mainly our SQ3000 Multi-Function systems and MX memory module inspection products, require customer acceptance due to performance or other criteria that is considered more than a formality. Most of our customer’s factories have remained open during the Covid-19 pandemic because they are deemed to be essential under government shelter-in-place mandates. However, global travel restrictions and quarantine measures have hindered our ability to obtain customer acceptances of certain products at various times during the Covid-19 pandemic. Continuing or new global travel restrictions and quarantine measures could hinder our ability to obtain customer acceptances in a timely manner in the future, and therefore impact the timing of revenue recognition.

•	The Covid-19 pandemic has caused disruptions in the global supply chain, including shortages of raw materials, parts and labor, and shipping and logistics issues, including delays in ocean freight and port congestion. Key supply chain disruptions impacting our business have been resolved to date. On-hand inventories have been sufficient to enable us to mitigate any supply disruptions with minimal impact on our sales or ability to service customers. Shipments of some SQ3000 systems will be deferred to the first quarter of 2022 due to customer delays in obtaining needed equipment from other suppliers for a complete full-line solution. Supply chain disruptions are expected to continue for the foreseeable future and may increase if the pandemic worsens or continues for an extended period of time.

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

Singapore Jobs Support Program

The Singapore Government implemented a jobs support program in 2020 that was intended to support businesses and encourage retention of employees during the period of economic uncertainty caused by the Covid-19 pandemic. Under the jobs support program, the Singapore Government co-funded a portion of the gross monthly wages paid to local employees, which reduced our operating expenses in the three and nine months ended September 30, 2020 by $76,000 and $371,000, respectively. We did not receive any material benefit from the Singapore jobs support program in the three or nine months ended September 30, 2021, nor do we expect to receive any material benefits in future periods.

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

4. REVENUE RECOGNITION:

Our revenue performance obligations are primarily satisfied at a point in time and limited revenue streams are satisfied over time as work progresses.

The following is a summary of our revenue performance obligations:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
(In thousands except percentages)	Revenues	Percent of Revenues	Revenues	Percent of Revenues
Revenue recognized over time	$585	2.1%	$546	2.6%
Revenue recognized at a point in time	27,177	97.9%	20,274	97.4%
	$27,762	100.0%	$20,820	100.0%

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
(In thousands except percentages)	Revenues	Percent of Revenues	Revenues	Percent of Revenues
Revenue recognized over time	$1,683	2.4%	$1,101	2.1%
Revenue recognized at a point in time	69,015	97.6%	52,144	97.9%
	$70,698	100.0%	$53,245	100.0%

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

The following summarizes our contract assets and contract liabilities:

(In thousands)	September 30, 2021	December 31, 2020
Contract assets, included in other current assets	$22	$2
Contract liabilities - advance customer payments	$453	$567
Contract liabilities - deferred warranty revenue	$413	$344

Changes in contract assets in the nine months ended September 30, 2021 and the nine months ended September 30, 2020 resulted from unbilled amounts under sensor product arrangements and longer duration 3D scanning service projects in which revenue is recognized over time. Changes in contract liabilities primarily resulted from reclassification of beginning contract liabilities to revenue as performance obligations were satisfied or from cash received in advance and not recognized as revenue. See Note 9 for changes in contractual obligations related to deferred warranty revenue. Unsatisfied performance obligations for deferred warranty revenue are generally expected to be recognized as revenue over the next one to three years. There were no impairment losses for contract assets in the nine months ended September 30, 2021 or the nine months ended September 30, 2020.

The following summarizes the amounts reclassified from beginning contract liabilities to revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Amounts reclassified from beginning contract liabilities to revenue	$257	$287	$347	$106
Amounts reclassified from deferred warranty revenue	120	86	225	269
Total	$377	$373	$572	$375

5. MARKETABLE SECURITIES:

Our investments in marketable securities are classified as available-for-sale and consist of the following:

	September 30, 2021
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$3,278	$18	$—	$3,296
Corporate debt securities and certificates of deposit	3,475	11	—	3,486
Asset backed securities	127	2	—	129
Marketable securities – short-term	$6,880	$31	$—	$6,911
Long-Term
U.S. government and agency obligations	$9,077	$17	$(9)	$9,085
Corporate debt securities and certificates of deposit	3,755	20	(2)	3,773
Asset backed securities	2,675	17	(1)	2,691
Equity security	42	2	—	44
Marketable securities – long-term	$15,549	$56	$(12)	$15,593

	December 31, 2020
(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$4,817	$36	$—	$4,853
Corporate debt securities and certificates of deposit	3,113	21	—	3,134
Asset backed securities	133	1	—	134
Marketable securities – short-term	$8,063	$58	$—	$8,121
Long-Term
U.S. government and agency obligations	$7,529	$66	$—	$7,595
Corporate debt securities and certificates of deposit	3,975	61	(1)	4,035
Asset backed securities	2,347	45	—	2,392
Equity security	42	—	(12)	30
Marketable securities – long-term	$13,893	$172	$(13)	$14,052

At September 30, 2021 and December 31, 2020, investments in marketable debt securities in an unrealized loss position were as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2021
U.S. government and agency obligations	$5,275	$(9)	$—	$—
Corporate debt securities and certificates of deposit	1,247	(1)	226	(1)
Asset backed securities	934	(1)	—	—
Marketable securities	$7,456	$(11)	$226	$(1)
December 31, 2020
U.S. government and agency obligations	$330	$—	$—	$—
Corporate debt securities and certificates of deposit	411	(1)	—	—
Marketable securities	$741	$(1)	$—	$—

Our investments in marketable debt securities all have maturities of less than five years. Net pre-tax unrealized gains for marketable debt securities of $73,000 at September 30, 2021 and $229,000 at December 31, 2020 have been recorded as a component of accumulated other comprehensive loss in stockholders’ equity. We have determined that the net pre-tax unrealized losses for marketable debt securities at September 30, 2021 and December 31, 2020 were caused by fluctuations in interest rates and are temporary in nature. We review our marketable debt securities to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. We received proceeds from the sale of marketable securities of $225,000 in the nine months ended September 30, 2021. The gain recognized on the sale was insignificant. No marketable securities were sold in the three months ended September 30, 2021 or the three and nine months ended September 30, 2020. See Note 6 for additional information regarding the fair value of our investments in marketable securities.

Investments in marketable securities classified as cash equivalents of $6.0 million at September 30, 2021 and $1.3 million at December 31, 2020, consist of commercial money market savings accounts, corporate debt securities and certificates of deposit. There were no unrealized gains or losses associated with any of these securities at September 30, 2021 or December 31, 2020.

Cash and marketable securities held by foreign subsidiaries totaled $877,000 at September 30, 2021 and $672,000 at December 31, 2020.

6. FAIR VALUE MEASUREMENTS:

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last is considered unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in non-active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our marketable securities as of September 30, 2021 and December 31, 2020 according to the three-level fair value hierarchy:

	Fair Value Measurements at September 30, 2021 Using
(In thousands)	Balance September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$12,381	$—	$12,381	$—
Corporate debt securities and certificates of deposit	7,259	—	7,259	—
Asset backed securities	2,820	—	2,820	—
Equity security	44	44	—	—
Total marketable securities	$22,504	$44	$22,460	$—

	Fair Value Measurements at December 31, 2020 Using
(In thousands)	Balance December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$12,448	$—	$12,448	$—
Corporate debt securities and certificates of deposit	7,169	—	7,169	—
Asset backed securities	2,526	—	2,526	—
Equity security	30	30	—	—
Total marketable securities	$22,173	$30	$22,143	$—

During the nine months ended September 30, 2021 and the year ended December 31, 2020, we owned no Level 3 securities and there were no transfers within the three level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed which merit a transfer between the levels of the valuation hierarchy.

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

Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets and right-of-use assets for operating leases are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value in the nine months ended September 30, 2021 or the nine months ended September 30, 2020.

The fair value for trade notes receivable is based on discounted future cash flows using current interest rates that would be offered for a similar transaction to a similarly situated customer. The difference between the carrying amount and estimated fair value for trade notes receivable is immaterial. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy. At September 30, 2021, our trade notes receivable were deemed to be fully collectible, and no trade notes receivable were past due more than 90 days or in a non-accrual status with respect to interest income.

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

Employee Stock Incentive Plan

As of September 30, 2021, there were 127,126 shares of common stock reserved in the aggregate for issuance pursuant to future awards under our Employee Stock Incentive Plan and 395,804 shares of common stock reserved in the aggregate for issuance pursuant to outstanding awards under such plan. Although our Compensation Committee has authority to issue options, restricted stock, restricted stock units, share grants and other share-based benefits under our Employee Stock Incentive Plan, to date, only restricted stock units and stock options have been granted under the plan. Options have been granted at an option price per share equal to the market value of our common stock on the date of grant, vest over a four year period and expire seven years after the date of grant. Restricted stock units vest over a four year period and entitle the holders to one share of our common stock for each restricted stock unit. Reserved shares underlying outstanding awards, including options and restricted stock units, that are forfeited are available under the Employee Stock Incentive Plan for future grant.

Non-Employee Director Stock Plan

As of September 30, 2021, there were 36,000 shares of common stock reserved in the aggregate for issuance pursuant to future restricted share grants under our Non-Employee Director Stock Plan and 8,000 shares of common stock reserved in the aggregate for issuance pursuant to outstanding stock option awards under our Non-Employee Director Stock Plan (which previously authorized the granting of stock options to non-employee directors). Under the terms of the plan, each non-employee director receives annual restricted share grants of 2,000 shares of our common stock on the date of each annual meeting at which such director is elected to serve on the board. The annual restricted share grants of common stock vest in four equal quarterly installments during the year after the grant date, provided the non-employee director is still serving as a director on the applicable vesting date.

On the date of our 2021 annual meeting, we issued 8,000 shares of our common stock to our non-employee directors, which were restricted as specified in the Non-Employee Director Stock Plan. The shares granted at the 2021 annual meeting had an aggregate fair market value on the date of grant equal to $224,000 (grant date fair value of $27.96 per share). As of September 30, 2021, 2,000 of these shares were vested. The aggregate fair value of the 6,000 unvested shares based on the closing price of our common stock on September 30, 2021 was $213,000.

Stock Option Activity

The following is a summary of stock option activity in the nine months ended September 30, 2021:

	Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2020	419,100	$15.22
Exercised	(77,125)	11.31
Forfeited	(1,775)	17.52
Outstanding, September 30, 2021	340,200	$16.10

Exercisable, September 30, 2021	216,901	$13.61

The intrinsic value of an option is the amount by which the market price of the underlying common stock exceeds the option's exercise price. For options outstanding at September 30, 2021, the weighted average remaining contractual term of all outstanding options was 3.33 years and their aggregate intrinsic value was $6.6 million. At September 30, 2021, the weighted average remaining contractual term of options that were exercisable was 2.36 years and their aggregate intrinsic value was $4.8 million. The aggregate intrinsic value of stock options exercised was $2.3 million in the nine months ended September 30, 2021 and $2.1 million in the nine months ended September 30, 2020. We received net proceeds from stock option exercises of $292,000 in the nine months ended September 30, 2021 and $322,000 in the nine months ended September 30, 2020. No stock options vested in the nine months ended September 30, 2021 or the nine months ended September 30, 2020. No stock options were granted or expired in the nine months ended September 30, 2021.

Restricted Shares and Restricted Stock Units

There were 8,000 restricted shares granted under our Non-Employee Director Stock Plan in the nine months ended September 30, 2021. Restricted stock units have been granted under our Employee Stock Incentive Plan. There were no restricted stock units granted in the nine months ended September 30, 2021. The fair value of restricted shares and restricted stock units is equal to the fair market value of our common stock on the date of grant. The aggregate fair value of outstanding restricted shares and restricted stock units based on the closing share price of our common stock as of September 30, 2021 was $2.5 million. The aggregate fair value of restricted shares and restricted stock units that vested, based on the closing price of our common stock on the vesting date, was $199,000 in the nine months ended September 30, 2021 and $179,000 in the nine months ended September 30, 2020.

The following is a summary of activity in restricted shares and restricted stock units in the nine months ended September 30, 2021:

Restricted shares and restricted stock units	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	68,454	$21.45
Granted	8,000	27.96
Vested	(6,000)	28.21
Forfeited	(850)	21.92
Non-vested at September 30, 2021	69,604	$21.61

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under the terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period (which begins on August 1st and ends on July 31st of each year). There were 7,380 shares purchased under this plan in the three and nine months ended September 30, 2021. As of September 30, 2021, 129,411 shares remain available for future purchase under the Employee Stock Purchase Plan.

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

Pre-tax share-based compensation expense in the three months ended September 30, 2021 totaled $327,000, and included $118,000 for stock options, $33,000 for our Employee Stock Purchase Plan, $120,000 for restricted stock units and $56,000 for restricted shares. Pre-tax share-based compensation expense in the nine months ended September 30, 2021 totaled $999,000, and included $366,000 for stock options, $96,000 for our Employee Stock Purchase Plan, $368,000 for restricted stock units and $169,000 for restricted shares.

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

At September 30, 2021, the total unrecognized compensation cost related to non-vested share-based compensation arrangements was $2.0 million and the related weighted average period over which such cost is expected to be recognized was 2.29 years.

8. CHANGES IN STOCKHOLDERS’ EQUITY:

A reconciliation of the changes in our stockholders' equity is as follows:

Three Months Ended September 30, 2021:

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance, June 30, 2021	7,308	$38,555	$(1,327)	$33,363	$70,591
Exercise of stock options, net of shares exchanged as payment	58	226	—	—	226
Tax payments for shares withheld related to stock option exercises	(17)	(727)	—	—	(727)
Share-based compensation	—	327	—	—	327
Issuance of common stock under Employee Stock Purchase Plan	7	247	—	—	247
Other comprehensive loss, net of tax	—	—	(184)	—	(184)
Net income	—	—	—	4,798	4,798
Balance, September 30, 2021	7,356	$38,628	$(1,511)	$38,161	$75,278

Nine Months Ended September 30, 2021:

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance, December 31, 2020	7,295	$37,817	$(1,102)	$28,813	$65,528
Exercise of stock options, net of shares exchanged as payment	63	292	—	—	292
Tax payments for shares withheld related to stock option exercises	(17)	(727)	—	—	(727)
Share issuances for director compensation	8	—	—	—	—
Share-based compensation	—	999	—	—	999
Issuance of common stock under Employee Stock Purchase Plan	7	247	—	—	247
Other comprehensive loss, net of tax	—	—	(409)	—	(409)
Net income	—	—	—	9,348	9,348
Balance, September 30, 2021	7,356	$38,628	$(1,511)	$38,161	$75,278

Three Months Ended September 30, 2020:

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance, June 30, 2020	7,232	$37,053	$(1,646)	$25,548	$60,955
Exercise of stock options, net of shares exchanged as payment	3	66	—	—	66
Share-based compensation	—	305	—	—	305
Issuance of common stock under Employee Stock Purchase Plan	20	224	—	—	224
Other comprehensive income, net of tax	—	—	190	—	190
Net income	—	—	—	1,799	1,799
Balance, September 30, 2020	7,255	$37,648	$(1,456)	$27,347	$63,539

Nine Months Ended September 30, 2020:

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance, December 31, 2019	7,155	$36,659	$(1,406)	$23,071	$58,324
Exercise of stock options, net of shares exchanged as payment	88	322	—	—	322
Tax payments for shares withheld related to stock option exercises	(16)	(420)	—	—	(420)
Share issuances for director compensation	8	—	—	—	—
Share-based compensation	—	863	—	—	863
Issuance of common stock under Employee Stock Purchase Plan	20	224	—	—	224
Other comprehensive loss, net of tax	—	—	(50)	—	(50)
Net income	—	—	—	4,276	4,276
Balance, September 30, 2020	7,255	$37,648	$(1,456)	$27,347	$63,539

9. OTHER FINANCIAL STATEMENT DATA:

Inventories consisted of the following:

(In thousands)	September 30, 2021	December 31, 2020
Raw materials and purchased parts	$15,174	$11,903
Work in process	1,732	2,459
Finished goods	2,323	4,208
Demonstration inventories, net	1,448	1,701
Total inventories	$20,677	$20,271

Demonstration inventories are stated at cost less accumulated amortization, generally based on a 36 month useful life. Accumulated amortization for demonstration inventories totaled $2.7 million at September 30, 2021 and $2.7 million at December 31, 2020. Amortization expense related to demonstration inventories in the three and nine months ended September 30, 2021 was $175,000 and $498,000, respectively. Amortization expense related to demonstration inventories in the three and nine months ended September 30, 2020 was $171,000 and $613,000, respectively.

Accrued expenses consisted of the following:

(In thousands)	September 30, 2021	December 31, 2020
Wages and benefits	$3,034	$2,768
Warranty liability	943	793
Income taxes payable	263	269
Other	113	63
Total accrued expenses	$4,353	$3,893

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

A reconciliation of the changes in our estimated warranty liability is as follows:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Balance at beginning of period	$839	$798
Accrual for warranties	814	726
Warranty revision	(54)	(21)
Settlements made during the period	(599)	(683)
Balance at end of period	1,000	820
Current portion of estimated warranty liability	(943)	(784)
Long-term estimated warranty liability	$57	$36

Deferred warranty revenue:

The current portion of our deferred warranty revenue is included as a component of advance customer payments. The long-term portion of our deferred warranty revenue is included as a component of other liabilities. A reconciliation of the changes in our deferred warranty revenue is as follows:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Balance at beginning of period	$344	$275
Revenue deferrals	417	382
Amortization of deferred revenue	(348)	(269)
Total deferred warranty revenue	413	388
Current portion of deferred warranty revenue	(298)	(274)
Long-term deferred warranty revenue	$115	$114

10. INTANGIBLE ASSETS:

Intangible assets consist of the following:

	September 30, 2021			December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,041	$(1,678)	$363	$1,832	$(1,542)	$290
Software	206	(206)	—	206	(200)	6
Marketing assets and customer relationships	86	(68)	18	101	(72)	29
Total intangible assets	$2,333	$(1,952)	$381	$2,139	$(1,814)	$325

Amortization expense in the three and nine months ended September 30, 2021 and September 30, 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Patents	$50	$38	$137	$111
Software	—	7	6	22
Marketing assets and customer relationships	2	2	6	7
Total amortization expense	$52	$47	$149	$140

Estimated aggregate amortization expense based on current intangible assets for the next four years is expected to be as follows: $51,000 for the remainder of 2021; $174,000 in 2022; $126,000 in 2023; and $30,000 in 2024.
15

11. REVENUE CONCENTRATIONS, SIGNIFICANT CUSTOMERS AND GEOGRAPHIC AREAS:

The following summarizes our revenue by product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
High Precision 3D and 2D Sensors	$5,453	$3,645	$18,941	$12,512
Inspection and Metrology Systems	14,914	13,339	33,834	29,361
Semiconductor Sensors	7,395	3,836	17,923	11,372
Total	$27,762	$20,820	$70,698	$53,245

In the nine months ended September 30, 2021, sales to significant customer A accounted for 16% of our total revenues. As of September 30, 2021, accounts receivable from significant customer A were $1.7 million.

Export revenues as a percentage of total revenues in the three and nine months ended September 30, 2021 were 88% and 85%, respectively. Export revenues as a percentage of total revenues in the three and nine months ended September 30, 2020 were 84% and 80%, respectively. Export revenues are attributed to the country where the product is shipped. Substantially all of our export revenues are negotiated, invoiced and paid in U.S. dollars. Export revenues by geographic area are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Americas	$620	$94	$2,145	$592
Europe	3,024	2,221	9,541	6,693
China	9,502	4,829	23,210	12,662
Taiwan	2,081	2,237	3,754	4,716
Other Asia	9,142	7,706	20,825	16,864
Other	40	453	616	1,167
Total export sales	$24,409	$17,540	$60,091	$42,694

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

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended September 30, 2021
Basic	$4,798	7,324	$0.66
Dilutive effect of common equivalent shares	—	256	(0.03)
Dilutive	$4,798	7,580	$0.63

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended September 30, 2020
Basic	$1,799	7,240	$0.25
Dilutive effect of common equivalent shares	—	279	(0.01)
Dilutive	$1,799	7,519	$0.24

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Nine Months Ended September 30, 2021
Basic	$9,348	7,305	$1.28
Dilutive effect of common equivalent shares	—	215	(0.04)
Dilutive	$9,348	7,520	$1.24

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Nine Months Ended September 30, 2020
Basic	$4,276	7,198	$0.59
Dilutive effect of common equivalent shares	—	247	(0.02)
Dilutive	$4,276	7,445	$0.57

Potentially dilutive shares consist of stock options, restricted stock units, restricted shares and purchases of shares under our Employee Stock Purchase Plan. Potentially dilutive shares excluded from the calculations of net income per diluted share due to their anti-dilutive effect were as follows: 9,000 shares in the three months ended September 30, 2021; 51,000 shares in the nine months ended September 30, 2021; 11,000 shares in the three months ended September 30, 2020; and 63,000 shares in the nine months ended September 30, 2020.

13. OTHER COMPREHENSIVE INCOME (LOSS):

Changes in components of other comprehensive income (loss) and taxes related to items of other comprehensive income (loss) are as follows:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount	Before Tax	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments	$(159)	$—	$(159)	$236	$—	$236
Unrealized gains (losses) on available-for-sale securities	(31)	(6)	(25)	(58)	(12)	(46)
Other comprehensive income (loss)	$(190)	$(6)	$(184)	$178	$(12)	$190

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount	Before Tax	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments	$(285)	$—	$(285)	$(210)	$—	$(210)
Unrealized gains (losses) on available-for-sale securities	(156)	(32)	(124)	203	43	160
Other comprehensive loss	$(441)	$(32)	$(409)	$(7)	$43	$(50)

At September 30, 2021 and 2020, components of accumulated other comprehensive loss is as follows:

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balances at December 31, 2020	$(1,285)	$183	$(1,102)
Other comprehensive loss for the nine months ended September 30, 2021	(285)	(124)	(409)
Balances at September 30, 2021	$(1,570)	$59	$(1,511)

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balances at December 31, 2019	$(1,475)	$69	$(1,406)
Other comprehensive loss for the nine months ended September 30, 2020	(210)	160	(50)
Balances at September 30, 2020	$(1,685)	$229	$(1,456)

14. INCOME TAXES:

We recorded income tax expense of $514,000 in the three months ended September 30, 2021, compared to an income tax expense of $409,000 in the three months ended September 30, 2020. We recorded income tax expense of $1.4 million in the nine months ended September 30, 2021, compared to income tax expense of $462,000 in the nine months ended September 30, 2020. Income tax expense in the three and nine months ended September 30, 2021 reflected effective tax rates of 10% and 13%, respectively. Income tax expense in the three and nine months ended September 30, 2020 reflected effective tax rates of 19% and 10%, respectively. Fluctuations in the effective income tax rate in the three and nine months ended September 30, 2021, when compared to the three and nine months ended September 30, 2020, was mainly due to fluctuations in the level of excess tax benefits from employee stock option exercises and vesting of restricted shares. Excess tax benefits in the three and nine months ended September 30, 2021 totaled $412,000 and $414,000, respectively, compared to excess tax benefits in the three and nine months ended September 30, 2020 of $11,000 and $367,000, respectively. On a recurring basis, our effective income tax rate is favorably impacted by the U.S. federal R&D tax credit, foreign tax credit and the impact from Foreign Derived Intangible Income (FDII) and Global Intangible Low-Taxed Income (GILTI).

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

Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, our experience with credit and loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, we first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions in which we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. In addition, we considered both our near-term and long-term financial outlook. After considering all available evidence (both positive and negative), we concluded that recognition of valuation allowances for substantially all of our U.S. and Singapore based deferred tax assets was not required at September 30, 2021 or December 31, 2020.

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

We believe that conditions in the SMT and semiconductor capital equipment markets are favorable, and we believe this market strength will continue in 2022. Over the longer-term (i.e. the next several years), we expect a growing number of opportunities in the markets for SMT and semiconductor inspection and metrology. We believe that our 3D MRS sensor and system products and our WaferSense family of products have the potential to expand our presence in the markets for SMT and semiconductor capital equipment.

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

•

Our next generation MX3000™ AOI system for 3D inspection of memory modules following the singulation step of the manufacturing process. We recognized our first revenue from the sale of the MX3000 in the first quarter of 2020. Since late 2020, we have received new purchase orders for the MX3000 valued at $10.5 million. We recognized $7.3 million of the MX3000 orders as revenue in the first nine months of 2021, and expect to recognize the remaining $3.2 million of MX3000 orders as revenue in the first half of 2022. Additional MX3000 orders are expected in future periods.

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

•

Our new WX3000™ metrology and inspection system for wafer and advanced packing applications, which incorporates our next generation ultra-high resolution 3D NanoResolution MRS sensor, performs 100% 3D and 2D inspection and metrology simultaneously at high speeds and delivers through-put of more than 25 wafers per hour. We believe the WX3000 performs two to three times faster than alternate technologies at data processing speeds in excess of 75 million 3D data points per second. The WX3000 is suitable for many semiconductor wafer and advanced packaging inspection and metrology applications for feature sizes down to 25-microns. We recently received our first purchase order for the WX3000, with delivery of the system and recognition of revenue expected in the first quarter of 2022. We anticipate that sales of sensors and systems based on our 3D MRS technology for semiconductor wafer and advanced packaging inspection and metrology applications will provide us with long-term growth opportunities.

Revenue from our MRS-based products, including 3D AOI systems and high precision 3D MRS sensors, increased by $13.6 million or 57% to $37.4 million in the nine months ended September 30, 2021, from $23.8 million in the nine months ended September 30, 2020. Over the long term, we anticipate continued increases in sales of products based on our MRS technology in the SMT and semiconductor capital equipment markets. In particular, we believe inspection and metrology for mini LED, memory modules and semiconductor wafer and advanced packaging applications represent significant long-term growth opportunities. We anticipate increasing sales of MRS-based products by selling them to new OEM customers and system integrators, and by expanding direct sales of inspection and metrology system products to end-user customers.

We have continued to invest in our WaferSense family of products, because fabricators of semiconductors and other customers view these products as valuable tools for improving yields and productivity. We have recently introduced several new WaferSense products to further increase our revenue growth, including the In-Line Particle Sensor™ (IPS™), which detects particles in gas and vacuum lines, and the WaferSense Auto Resistance Sensor™ (ARS™) which enables real-time resistance measurements of plating cell contacts. Additional WaferSense applications are currently under development. Over the long-term, strong future sales growth is anticipated for our WaferSense family of products.

Our order backlog was $44.2 million at September 30, 2021, compared to $45.3 million at June 30, 2021 and $17.7 million at September 30, 2020. We are forecasting sales of $19.0 million to $23.0 million for the fourth quarter of 2021 ending December 31, compared to $16.9 million for the fourth quarter of 2020, reflecting strong year-over-year sales growth. It is anticipated that shipments of some SQ3000 systems will be deferred to the first quarter of 2022 due to customer delays in obtaining needed equipment from other suppliers for a complete full-line solution. We expect to start 2022 with a strong first quarter performance, based on the outlook for the continuation of favorable conditions in the SMT and semiconductor capital equipment markets, as well as our backlog of orders for SQ3000 and MX3000 system products. We believe that demand in the SMT and semiconductor capital equipment markets will remain favorable in 2022. However, an increase in the severity of the current Covid-19 outbreak, or a resulting prolonged economic recession or depression, could cause a slow-down in demand for SMT and semiconductor capital equipment. Over the long term, we believe anticipated sales growth of our products based on 3D MRS technology and WaferSense sensors should increase revenues and net income. We believe that we have the resources required to attain our growth objectives, given our available cash and marketable securities balances totaling $33.5 million at September 30, 2021.

Impact from Covid-19

Effect of Covid-19 Outbreak on Business Operations

Covid-19 was first identified in December 2019, and in March 2020, the World Health Organization categorized Covid-19 as a pandemic. The Covid-19 pandemic is affecting our customers, suppliers, service providers and employees to varying degrees, and the ultimate impacts of Covid-19, including the potential impact of known and future variants, on our business, results of operations, liquidity and prospects are not fully known at this time. However, the Covid-19 outbreak has had a relatively minimal impact on our business to date. Our revenues increased by 33% to $70.7 million in the first nine months of 2021, from $53.2 million in the first nine months of 2020. We are forecasting sales of $19.0 million to $23.0 million for the fourth quarter of 2021 ending December 31, compared to $16.9 million in the fourth quarter of 2020. Our forecast for the fourth quarter of 2021 could change if the Covid-19 pandemic worsens, or if unforeseen events related to the pandemic occur. The most significant impacts on our business from the Covid-19 pandemic include the following:

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
20

•

Sales of some products, mainly our SQ3000 Multi-Function systems and MX memory module inspection products, require customer acceptance due to performance or other criteria that is considered more than a formality. Most of our customer’s factories have remained open during the Covid-19 pandemic because they are deemed to be essential under government shelter-in-place mandates. However, global travel restrictions and quarantine measures have hindered our ability to obtain customer acceptances of certain of our products at various times during the Covid-19 pandemic. Continuing or new global travel restrictions and quarantine measures could hinder our ability to obtain customer acceptances in a timely manner in the future, and therefore impact the timing of revenue recognition.

•

Certain operating expenses were reduced in 2020 and in the nine months ended September 30, 2021 due to the Covid-19 pandemic. Travel, trade show expenses and other costs were reduced due to changes in employee travel patterns and trade show cancellations.

•

The Covid-19 pandemic has caused disruptions in the global supply chain, including shortages of raw materials, parts and labor, and shipping and logistics issues, including delays in ocean freight and port congestion. Key supply chain disruptions impacting our business have been resolved to date. On-hand inventories have been sufficient to enable us to mitigate any supply disruptions with minimal impact on our sales or ability to service customers. Shipments of some SQ3000 systems will be deferred to the first quarter of 2022 due to customer delays in obtaining needed equipment from other suppliers for a complete full-line solution. However, in spite of these delays, we still expect to post strong year-over-year revenue growth in the fourth quarter of 2021. Supply chain disruptions are expected to continue for the foreseeable future and may increase if the pandemic worsens or continues for an extended period of time.

We currently do not anticipate any significant credit losses or asset impairments resulting from the Covid-19 pandemic. As of September 30, 2021, our available balances of cash and marketable securities totaled $33.5 million. We believe that we have the resources required to attain our growth objectives and to meet any unforeseen difficulties resulting from the Covid-19 pandemic. However, we will continue to closely monitor the Covid-19 pandemic and its impact on our business in the coming months.

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

Singapore Jobs Support Program

The Singapore Government implemented a jobs support program in 2020 that was intended to support businesses and encourage retention of employees during the period of economic uncertainty caused by the Covid-19 pandemic. Under the jobs support program, the Singapore Government co-funded a portion of the gross monthly wages paid to local employees, which reduced our operating expenses in the three and nine months ended September 30, 2020 by $76,000 and $371,000 respectively. We did not receive any material benefit from the Singapore jobs support program in the three or nine months ended September 30, 2021, nor do we expect to receive any material benefits in future periods.

Revenues

Our revenues increased by 33% to $27.8 million in the three months ended September 30, 2021, from $20.8 million in the three months ended September 30, 2020. Our revenues increased by 33% to $70.7 million in the nine months ended September 30, 2021, from $53.2 million in the nine months ended September 30, 2020. The following table sets forth revenues by product line for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2021	2020	% Change	2021	2020	% Change
High Precision 3D and 2D Sensors	$5,453	$3,645	50%	$18,941	$12,512	51%
Inspection and Metrology Systems	14,914	13,339	12%	33,834	29,361	15%
Semiconductor Sensors	7,395	3,836	93%	17,923	11,372	58%
Total	$27,762	$20,820	33%	$70,698	$53,245	33%

Revenues from sales of high precision 3D and 2D sensors increased by $1.8 million or 50% to $5.5 million in the three months ended September 30, 2021, from $3.6 million in the three months ended September 30, 2020. Revenues from sales of high precision 3D and 2D sensors increased by $6.4 million or 51% to $18.9 million in the nine months ended September 30, 2021, from $12.5 million in the nine months ended September 30, 2020. The increases were due to higher sales of both 3D MRS sensors and legacy 2D sensors resulting from improving conditions in the global semiconductor and SMT capital equipment markets. Sales of high precision 3D MRS sensors increased by $1.6 million or 81% to $3.6 million in the three months ended September 30, 2021, from $2.0 million in the three months ended September 30, 2020. Sales of high precision 3D MRS sensors increased by $4.2 million or 52% to $12.2 million in the nine months ended September 30, 2021 from $8.1 million in the nine months ended September 30, 2020.

Sales of high precision 3D and 2D sensors are dependent on the success of our OEM customers and system integrators selling products that incorporate our sensors. We believe sales of our 3D MRS sensors, including our next generation ultra-high resolution three micron pixel 3D NanoResolution MRS sensor, will represent an increasing percentage of our total high precision 3D and 2D sensor sales in the future. Sales of high precision 3D and 2D sensors, including 3D MRS sensors, are prone to significant quarterly fluctuations due to variations in market demand and customer inventory levels. Revenues from sales of high precision 3D and 2D sensors are forecasted to post strong year-over-year growth in the fourth quarter of 2021.

Revenues from sales of inspection and metrology systems increased by $1.6 million or 12% to $14.9 million in the three months ended September 30, 2021, from $13.3 million in the three months ended September 30, 2020. Revenues from sales of inspection and metrology systems increased by $4.5 million or 15% to $33.8 million in the nine months ended September 30, 2021, from $29.4 million in the nine months ended September 30, 2020. The increases were due to higher sales of SQ3000™ Multi-Function systems and MX3000™ memory module inspection systems resulting from improving market conditions, and increasing sales from more complex applications such as inspection and metrology for mini-LED and memory modules, offset in part by lower sales of legacy systems. Sales of SQ3000™ Multi-Function systems increased by $590,000 or 9% to $7.4 million in the three months ended September 30, 2021, from $6.9 million in the three months ended September 30, 2020. Sales of SQ3000™ Multi-Function systems increased by $3.0 million or 20% to $17.8 million in the nine months ended September 30, 2021, from $14.8 million in the nine months ended September 30, 2020. Sales of 2D and 3D MX memory module inspection systems increased by $1.6 million or 47% to $4.9 million in the three months ended September 30, 2021, from $3.3 million in the three months ended September 30, 2020. Sales of 2D and 3D MX memory module inspection systems increased by $2.6 million or 54% to $7.3 million in the nine months ended September 30, 2021, from $4.7 million in the nine months ended September 30, 2020. Revenues from sales of inspection and metrology systems are forecasted to post strong year-over-year growth in the fourth quarter of 2021.

We believe the increase in sales of SQ3000™ Multi-Function systems in the nine months ended September 30, 2021 was due to the competitive advantages offered by our SQ3000™ Multi-Function system products, particularly for more complex applications, and resulting from many companies transitioning from 2D AOI to 3D AOI systems to meet the increasingly demanding product inspection and metrology requirements in the SMT and semiconductor markets. The market transition away from 2D AOI systems is expected to result in an industry-wide 20% compound annual rate of growth in global sales of 3D AOI systems through 2025. Given these market dynamics and because of the competitive advantages of our 3D MRS sensor technology, we anticipate sales of SQ3000™ Multi-Function systems will represent an increasing percentage of our total inspection and metrology system sales in the future.

Since late 2020, we have received new purchase orders for the MX3000 valued at $10.5 million. We recognized $7.3 million of the MX3000 orders as revenue in the first nine months of 2021, and expect to recognize the remaining $3.2 million of MX3000 orders as revenue in the first half of 2022.  We believe memory manufacturers have determined that post singulation automated optical inspection of memory modules is an important step in their manufacturing process to improve yields and product quality. Two of the world's three largest memory manufacturers now use either our 2D MX600™ or 3D MX3000 memory module inspection systems. We believe the potential market opportunity for our MX3000 memory module inspection systems is significant, and expect new MX3000 orders in future periods.

Revenues from sales of semiconductor sensors, principally our WaferSense line of products, increased by $3.6 million or 93% to $7.4 million in the three months ended September 30, 2021, from $3.8 million in the three months ended September 30, 2020. Revenues from sales of semiconductor sensors increased by $6.6 million or 58% to $17.9 million in the nine months ended September 30, 2021, from $11.4 million in the nine months ended September 30, 2020. The revenue increases were due to construction of new semiconductor fabs, favorable market conditions for semiconductor capital equipment spending, and the growing acceptance of our WaferSense products as important productivity enhancement tools by semiconductor manufacturers and capital equipment suppliers. Over the long term, we anticipate that the benefits from growing market awareness of our WaferSense products, improved account penetration at major semiconductor manufacturers and capital equipment suppliers and new product introductions will lead to additional WaferSense product sales. Revenues from sales of semiconductor sensors are forecasted to post strong year-over-year growth in the fourth quarter of 2021.

Export revenues totaled $24.4 million or 88% of our revenues in the three months ended September 30, 2021, compared to $17.5 million or 84% of our revenues in the three months ended September 30, 2020. Export revenues totaled $60.1 million or 85% of our revenues in the nine months ended September 30, 2021, compared to $42.7 million or 80% of our revenues in the nine months ended September 30, 2020.  Export revenues as a percentage of total revenues increased in the three and nine months ended September 30, 2021 due to higher sales of 3D and 2D high precision sensors, semiconductor sensors, SQ3000™ Multi-Function systems for mini-LED inspection and metrology and MX3000™ memory module inspection systems. A higher proportion of these products are generally sold outside the United States as compared to our other products.

Cost of Revenues and Gross Margin

Cost of revenues increased by $2.9 million or 24% to $15.0 million in the three months ended September 30, 2021, from $12.1 million in the three months ended September 30, 2020. Cost of revenues increased by $8.5 million or 28% to $38.5 million in the nine months ended September 30, 2021, from $30.0 million in the nine months ended September 30, 2020. Total gross margin as a percentage of revenues was 46% in the three months ended September 30, 2021, compared to 42% in the three months ended September 30, 2020. Total gross margin as a percentage of revenues was 46% in the nine months ended September 30, 2021, compared to 44% in the nine months ended September 30, 2020. The increase in cost of revenues in the three and nine months ended September 30, 2021 was mainly due to higher revenues, which increased on a year-over-year basis by 33% in both periods. Gross margin in the three and nine months ended September 30, 2021 was favorably impacted by proportionately higher sales of semiconductor sensors, which typically generates a higher gross margin percentage than our other products.

Our total gross margin as a percentage of revenues in the fourth quarter of 2021 is expected to be flat to up one percentage point from the level in the third quarter of 2021, given that we are not expecting any sales of lower gross margin MX3000™ systems in the quarter.

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

Operating Expenses

R&D expenses were $2.6 million or 10% of revenues in the three months ended September 30, 2021, compared to $2.4 million or 12% of revenues in the three months ended September 30, 2020. R&D expenses were $8.2 million or 12% of revenues in the nine months ended September 30, 2021, compared to $7.0 million or 13% of revenues in the nine months ended September 30, 2020. The increase in R&D expenses in the three and nine months ended September 30, 2021 was mainly due to higher compensation costs for new and existing R&D employees, including incentive compensation accruals, and higher costs for engineering prototypes. R&D expenses in the three and nine months ended September 30, 2020 were reduced by $61,000 and $307,000, respectively, due to the favorable impact of the Singapore Government's jobs support program on wage costs discussed above. Current R&D expenditures are primarily focused on the continued development of our portfolio of next generation 3D MRS sensor and system products and continued R&D work on WaferSense products. We also continue to enhance and develop new generations of our SQ3000 Multi-Function systems and 3D MX3000 memory module inspection systems.

Selling, general and administrative ("S,G&A") expenses were $4.9 million or 18% of revenues in the three months ended September 30, 2021, compared to $4.1 million or 20% of revenues in the three months ended September 30, 2020. S,G&A expenses were $13.5 million or 19% of revenues in the nine months ended September 30, 2021, compared to $11.9 million or 22% of revenues in the nine months ended September 30, 2020. The increase in S,G&A expenses in both the three and nine months ended September 30, 2021 was due to higher third party channel commissions resulting from the significant revenue increases in both periods, higher accruals for incentive compensation given our improved financial performance, higher compensation costs for new and existing S,G&A employees and an increase in our accounts receivable allowance and related expense.

Total operating expenses in the fourth quarter of 2021 are forecasted to decline by approximately $300,000 when compared to the level in the third quarter of 2021.

Interest Income and Other

Interest income and other includes interest earned on investments and gains and losses associated with foreign currency transactions, primarily intercompany financing transactions associated with our subsidiaries in the United Kingdom, Singapore, China and Taiwan. We recognized gains from foreign currency transactions of $108,000 in the three months ended September 30, 2021, compared to losses from foreign currency transactions of $77,000 in the three months ended September 30, 2020. We recognized gains from foreign currency transactions of $55,000 in the nine months ended September 30, 2021, compared to gains from foreign currency transactions of $65,000 in the nine months ended September 30, 2020.

Income Taxes

We recorded income tax expense of $514,000 in the three months ended September 30, 2021, compared to an income tax expense of $409,000 in the three months ended September 30, 2020. We recorded income tax expense of $1.4 million in the nine months ended September 30, 2021, compared to income tax expense of $462,000 in the nine months ended September 30, 2020. Income tax expense in the three and nine months ended September 30, 2021 reflected effective tax rates of 10% and 13%, respectively. Income tax expense in the three and nine months ended September 30, 2020 reflected effective tax rates of 19% and 10%, respectively. Fluctuations in the effective income tax rate in the three and nine months ended September 30, 2021, when compared to the three and nine months ended September 30, 2020, was mainly due to fluctuations in the level of excess tax benefits from employee stock option exercises and vesting of restricted shares. Excess tax benefits in the three and nine months ended September 30, 2021 totaled $412,000 and $414,000, respectively, compared to excess tax benefits in the three and nine months ended September 30, 2020 of $11,000 and $367,000, respectively. On a recurring basis, our effective income tax rate is favorably impacted by the U.S. federal R&D tax credit, foreign tax credit and the impact from Foreign Derived Intangible Income (FDII) and Global Intangible Low-Taxed Income (GILTI).

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

Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, our experience with credit and loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, we first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions in which we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. In addition, we considered both our near-term and long-term financial outlook. After considering all available evidence (both positive and negative), we concluded that recognition of valuation allowances for substantially all of our U.S. and Singapore based deferred tax assets was not required at September 30, 2021 or December 31, 2020.

The Inland Revenue Authority of Singapore has initiated a routine compliance review of our 2018 income tax return. We presently anticipate that the outcome of this audit will not have a significant impact on our financial position or results of operations.

Liquidity and Capital Resources

Our cash and cash equivalents increased by $2.6 million in the nine months ended September 30, 2021. Cash provided by operating activities of $5.1 million and proceeds of $8.9 million from maturities and sales of marketable securities were partially offset by purchases of marketable securities totaling $9.5 million and purchases of fixed assets and capitalized patent costs totaling $1.8 million. Proceeds from stock option exercises and share purchases under our Employee Stock Purchase Plan totaling $539,000, were more than offset by $727,000 of cash used to make employee tax withholding payments for shares withheld related to stock option exercises. Our cash and cash equivalents fluctuate in part because of sales and maturities of marketable securities and investment of cash balances in marketable securities, and from other sources of cash. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity than cash balances alone. Combined balances of cash and marketable securities increased by $2.9 million to $33.5 million as of September 30, 2021, from $30.6 million as of December 31, 2020.

Operating activities provided $5.1 million of cash in the nine months ended September 30, 2021. The amount of cash provided by operations was favorably impacted by net income of $9.3 million. Net income was affected by non-cash items totaling $4.4 million for depreciation and amortization, non-cash operating lease expense, provision for doubtful accounts, deferred taxes, non-cash gains from foreign currency transactions, share-based compensation costs and an unrealized gain on our available-for-sale equity security. Changes in operating assets and liabilities providing cash included an increase in accounts payable of $5.6 million and an increase in accrued expenses of $487,000. Changes in operating assets and liabilities using cash included an increase in accounts and trade notes receivable of $12.2 million, an increase in inventories of $1.1 million, an increase in prepaid expenses and other assets of $663,000 and a decrease in operating lease liabilities of $632,000. Increases in accounts payable and inventories at September 30, 2021 were due to planned purchases of raw materials to meet anticipated customer demand. The increase in accrued expenses was mainly due to higher accruals for income taxes payable and wages, including incentive compensation, offset in part by payment of 2020 bonus accruals in the first quarter of 2021. Accounts and trade notes receivable increased due to higher sales in the third quarter of 2021 when compared to the fourth quarter of 2020. The increase in prepaid expenses and other assets was due to higher balances of refundable goods and services tax and payments for annual insurance. The decrease in operating lease liabilities was due to monthly rental payments for facility leases.

Investing activities used $2.3 million of cash in the nine months ended September 30, 2021. Changes in the level of investment in marketable securities, resulting from purchases and maturities of those securities, used $555,000 of cash in the nine months ended September 30, 2021. We used $1.8 million of cash in the nine months ended September 30, 2021 for the purchase of fixed assets and capitalized patent costs.

Financing activities used $188,000 of cash in the nine months ended September 30, 2021. Proceeds from the exercise of employee stock options and share purchases under our Employee Stock Purchase Plan provided $539,000 of cash in the nine months ended September 30, 2021. Tax payments for shares withheld related to stock option exercises used $727,000 of cash in the nine months ended September 30, 2021.

At September 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. These entities are established by some companies for the purpose of establishing off-balance sheet arrangements or for other contractually narrow or limited purposes.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

We withhold common shares to cover employee tax withholding obligations from the exercise of stock options. In the three and nine months ended September 30, 2021, we withheld 17,063 shares to satisfy employee tax withholding requirements of $727,000.

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

Dated: November 8, 2021

