Form 10-Q
period 2022-06-30
CYBEROPTICS CORP
filed 2022-08-11
CIK 768411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Check One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At August 3, 2022, there were 7,421,521 shares of the registrant’s Common Stock, no par value, issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

CYBEROPTICS CORPORATION

(Unaudited)

(In thousands, except share information)	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$8,876	$13,684
Marketable securities	11,794	7,327
Accounts receivable, less allowances of $435 at June 30, 2022 and $355 at December 31, 2021	28,050	19,821
Inventories	29,645	27,602
Prepaid expenses	697	808
Other current assets	2,219	864
Total current assets	81,281	70,106

Marketable securities, long-term	16,081	17,281
Equipment and leasehold improvements, net	3,281	3,174
Intangible assets, net	342	375
Goodwill	1,366	1,366
Right-of-use assets (operating leases)	1,752	2,052
Deferred tax assets	3,509	3,668
Total assets	$107,612	$98,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$12,894	$10,275
Advance customer payments	713	599
Accrued expenses	3,778	4,418
Current operating lease liabilities	870	864
Total current liabilities	18,255	16,156

Other liabilities	155	177
Long-term operating lease liabilities	1,934	2,369
Reserve for income taxes	213	214
Total liabilities	20,557	18,916

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, no par value, 25,000,000 shares authorized, 7,413,983 shares issued and outstanding at June 30, 2022 and 7,391,906 shares issued and outstanding at December 31, 2021	40,016	39,052
Accumulated other comprehensive loss	(2,505)	(1,510)
Retained earnings	49,544	41,564
Total stockholders’ equity	87,055	79,106
Total liabilities and stockholders’ equity	$107,612	$98,022

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME

CYBEROPTICS CORPORATION

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Revenues	$27,569	$25,204	$51,815	$42,936
Cost of revenues	14,159	14,095	26,811	23,448

Gross margin	13,410	11,109	25,004	19,488

Research and development expenses	3,069	2,753	5,998	5,514
Selling, general and administrative expenses	5,359	4,695	10,060	8,583

Income from operations	4,982	3,661	8,946	5,391

Interest income and other	39	38	124	60

Income before income taxes	5,021	3,699	9,070	5,451

Income tax expense	632	590	1,090	901

Net income	$4,389	$3,109	$7,980	$4,550

Net income per share – Basic	$0.59	$0.43	$1.08	$0.62
Net income per share – Diluted	$0.58	$0.41	$1.05	$0.61

Weighted average shares outstanding – Basic	7,404	7,299	7,398	7,296
Weighted average shares outstanding – Diluted	7,603	7,517	7,592	7,490

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CYBEROPTICS CORPORATION

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net income	$4,389	$3,109	$7,980	$4,550

Other comprehensive loss before income taxes:
Foreign currency translation adjustments	(435)	20	(506)	(127)

Unrealized losses on available-for-sale debt securities	(162)	(52)	(619)	(124)

Total other comprehensive loss before income taxes	(597)	(32)	(1,125)	(251)

Income tax benefit	(34)	(11)	(130)	(26)

Total other comprehensive loss after income taxes	(563)	(21)	(995)	(225)

Total comprehensive income	$3,826	$3,088	$6,985	$4,325

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CYBEROPTICS CORPORATION

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,980	$4,550
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,147	1,292
Non-cash operating lease expense	300	287
Provision for doubtful accounts	122	174
Deferred taxes	286	388
Foreign currency transaction (gains) losses	(195)	16
Share-based compensation	726	671
Unrealized loss (gain) on available-for-sale equity security	12	(12)
Changes in operating assets and liabilities:
Accounts receivable	(8,351)	(7,303)
Inventories	(2,710)	(3,493)
Prepaid expenses and other assets	(1,194)	(117)
Accounts payable	2,714	6,024
Advance customer payments and other	79	133
Accrued expenses	(597)	456
Operating leases	(429)	(409)
Net cash provided by (used in) operating activities	(110)	2,657

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available-for-sale marketable securities	5,098	6,083
Proceeds from sales of available-for-sale marketable securities	—	225
Purchases of available-for-sale marketable securities	(9,086)	(6,775)
Additions to equipment and leasehold improvements	(908)	(936)
Additions to patents	(72)	(159)
Net cash used in investing activities	(4,968)	(1,562)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	239	67
Tax payments for shares withheld related to stock option exercises	(1)	—
Net cash provided by financing activities	238	67

Effects of exchange rate changes on cash and cash equivalents	32	6

Net (decrease) increase in cash and cash equivalents	(4,808)	1,168

Cash and cash equivalents – beginning of period	13,684	8,399
Cash and cash equivalents – end of period	$8,876	$9,567

SEE THE ACCOMPANYING NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CYBEROPTICS CORPORATION

1. INTERIM REPORTING:

The interim condensed consolidated financial statements of CyberOptics Corporation and its wholly-owned subsidiaries ("we", "us" or "our") presented herein as of June 30, 2022, and for the three and six month periods ended June 30, 2022 and 2021, are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring adjustments necessary, for a fair presentation of financial position, results of operations and cash flows for the periods presented.

The results of operations for the three and six month periods ended June 30, 2022 do not necessarily indicate the results to be expected for the full year. The December 31, 2021 consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP"). The unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

2. COVID-19 PANDEMIC:

Effect of Covid-19 Outbreak on Business Operations

The Covid-19 outbreak has not had a significant impact on our business to date. The potential impact of Covid-19 on our business, results of operations, liquidity and prospects in the future is not fully known at this time.  The following factors related to the Covid-19 outbreak may affect our business in the future:

•

Sales of some products, mainly our SQ3000 Multi-Function systems and MX memory module inspection products, require customer acceptance due to performance or other criteria that is considered more than a formality. Global travel restrictions and quarantine measures could hinder our ability to obtain customer acceptances in a timely manner in the future, and therefore impact the timing of revenue recognition. In addition, government mandated shelter-in-place orders or quarantine measures could cause delays in our ability to deliver our products to customers, or cause customers to delay purchases of our products, negatively impacting our revenue and profitability.

•	The Covid-19 pandemic has caused disruptions in the global supply chain, including shortages of raw materials, parts and labor, and shipping and logistics issues, including delays in ocean freight and port congestion. The inability to obtain adequate supply of components or labor could result in the inability to meet customer demands and delivery of one or more of our products for a period of several months or longer, negatively impacting our revenue and profitability. Supply chain disruptions are expected to continue for the foreseeable future and may increase if the pandemic worsens or continues for an extended period of time.

Although we cannot estimate the continuing impact of the Covid-19 outbreak at this time, it may have an adverse effect on our results of future operations, financial position and liquidity.

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
6

4. REVENUE RECOGNITION:

Our revenue performance obligations are primarily satisfied at a point in time and limited revenue streams are satisfied over time as work progresses.

The following is a summary of our revenue performance obligations:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
(In thousands except percentages)	Revenues	Percent of Revenues	Revenues	Percent of Revenues
Revenue recognized over time	$748	2.7%	$695	2.8%
Revenue recognized at a point in time	26,821	97.3%	24,509	97.2%
	$27,569	100.0%	$25,204	100.0%

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(In thousands except percentages)	Revenues	Percent of Revenues	Revenues	Percent of Revenues
Revenue recognized over time	$1,590	3.1%	$1,098	2.6%
Revenue recognized at a point in time	50,225	96.9%	41,838	97.4%
	$51,815	100.0%	$42,936	100.0%

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

The following summarizes our contract assets and contract liabilities:

(In thousands)	June 30, 2022	December 31, 2021
Contract assets, included in other current assets	$171	$7
Contract liabilities - advance customer payments	$359	$289
Contract liabilities - deferred warranty revenue	$454	$445

Changes in contract assets in the six months ended June 30, 2022 and the six months ended June 30, 2021 resulted from unbilled amounts under sensor product arrangements and longer duration 3D scanning service projects in which revenue is recognized over time. Changes in contract liabilities primarily resulted from reclassification of beginning contract liabilities to revenue as performance obligations were satisfied or from cash received in advance and not recognized as revenue. See Note 9 for changes in contractual obligations related to deferred warranty revenue. Unsatisfied performance obligations for deferred warranty revenue are generally expected to be recognized as revenue over the next one to three years. There were no impairment losses for contract assets in the six months ended June 30, 2022 or the six months ended June 30, 2021.

The following summarizes the amounts reclassified from beginning contract liabilities to revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Amounts reclassified from beginning contract liabilities to revenue	$624	$120	$182	$345
Amounts reclassified from deferred warranty revenue	102	98	198	161
Total	$726	$218	$380	$506

5. MARKETABLE SECURITIES:

Our investments in marketable securities are classified as available-for-sale and consist of the following:

	June 30, 2022
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$5,897	$—	$(77)	$5,820
Corporate debt securities and certificates of deposit	5,576	1	(45)	5,532
Asset backed securities	445	—	(3)	442
Marketable securities – short-term	$11,918	$1	$(125)	$11,794
Long-Term
U.S. government and agency obligations	$8,505	$1	$(287)	$8,219
Corporate debt securities and certificates of deposit	5,310	—	(184)	5,126
Asset backed securities	2,773	—	(68)	2,705
Equity security	42	—	(11)	31
Marketable securities – long-term	$16,630	$1	$(550)	$16,081

	December 31, 2021
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-Term
U.S. government and agency obligations	$3,005	$13	$—	$3,018
Corporate debt securities and certificates of deposit	4,177	8	(2)	4,183
Asset backed securities	125	1	—	126
Marketable securities – short-term	$7,307	$22	$(2)	$7,327
Long-Term
U.S. government and agency obligations	$9,921	$5	$(57)	$9,869
Corporate debt securities and certificates of deposit	4,869	9	(18)	4,860
Asset backed securities	2,511	9	(11)	2,509
Equity security	42	1	—	43
Marketable securities – long-term	$17,343	$24	$(86)	$17,281

At June 30, 2022 and December 31, 2021, investments in marketable debt securities in an unrealized loss position were as follows:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2022
U.S. government and agency obligations	$10,231	$(223)	$4,054	$(157)
Corporate debt securities and certificates of deposit	8,665	(197)	679	(16)
Asset backed securities	2,206	(51)	530	(20)
Marketable securities	$21,102	$(471)	$5,263	$(193)
December 31, 2021
U.S. government and agency obligations	$9,250	$(57)	$—	$—
Corporate debt securities and certificates of deposit	5,188	(18)	355	(2)
Asset backed securities	1,278	(11)	—	—
Marketable securities	$15,716	$(86)	$355	$(2)

Our long-term investments in marketable debt securities all have maturities of less than five years. Net pre-tax unrealized losses for marketable debt securities of $662,000 at June 30, 2022 and $43,000 at December 31, 2021 have been recorded as a component of accumulated other comprehensive loss in stockholders’ equity. We only invest in highly rated investment grade debt securities. We have determined that the net pre-tax unrealized losses for marketable debt securities at June 30, 2022 and December 31, 2021 were caused by fluctuations in interest rates and are temporary in nature. We review our marketable debt securities to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the investment grade credit quality of our debt securities and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. At June 30, 2022 there were 171 marketable debt securities in an unrealized loss position, with the largest loss for any single security being equal to approximately $14,000. No marketable securities were sold in the three and six months ended June 30, 2022. We received proceeds from the sale of marketable securities of $225,000 in the three and six months ended June 30, 2021. The gain recognized on the sale was insignificant. See Note 6 for additional information regarding the fair value of our investments in marketable securities.

Investments in marketable debt securities classified as cash equivalents of $4.9 million at June 30, 2022 and $8.8 million at December 31, 2021, consist of commercial money market savings accounts, corporate debt securities and certificates of deposit. There were no unrealized gains or losses associated with any of these securities at June 30, 2022 or December 31, 2021.

Cash and marketable securities held by foreign subsidiaries totaled $618,000 at June 30, 2022 and $588,000 at December 31, 2021.

6. FAIR VALUE MEASUREMENTS:

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last is considered unobservable, to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). The next highest priority is based on observable inputs other than Level 1 inputs including quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in less active markets or other observable inputs (Level 2). The lowest priority is given to unobservable inputs (Level 3). The following provides information regarding fair value measurements for our marketable securities as of June 30, 2022 and December 31, 2021 according to the three-level fair value hierarchy:

	Fair Value Measurements at June 30, 2022 Using
(In thousands)	Balance June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$14,039	$—	$14,039	$—
Corporate debt securities and certificates of deposit	10,658	—	10,658	—
Asset backed securities	3,147	—	3,147	—
Equity security	31	31	—	—
Total marketable securities	$27,875	$31	$27,844	$—

	Fair Value Measurements at December 31, 2021 Using
(In thousands)	Balance December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities:
U.S. government and agency obligations	$12,887	$—	$12,887	$—
Corporate debt securities and certificates of deposit	9,043	—	9,043	—
Asset backed securities	2,635	—	2,635	—
Equity security	43	43	—	—
Total marketable securities	$24,608	$43	$24,565	$—

During the six months ended June 30, 2022 and the year ended December 31, 2021, we owned no Level 3 securities and there were no transfers within the three level hierarchy. A significant transfer is recognized when the inputs used to value a security have been changed which merit a transfer between the levels of the valuation hierarchy.

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

Non-financial assets such as equipment and leasehold improvements, goodwill and intangible assets and right-of-use assets for operating leases are subject to non-recurring fair value measurements if they are deemed impaired. We had no re-measurements of non-financial assets to fair value in the six months ended June 30, 2022 or the six months ended June 30, 2021.

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

Employee Stock Incentive Plan

As of June 30, 2022, there were 387,507 shares of common stock reserved in the aggregate for issuance pursuant to future awards under our Employee Stock Incentive Plan and 383,351 shares of common stock reserved in the aggregate for issuance pursuant to outstanding awards under such plan. Although our Compensation Committee has authority to issue options, restricted stock, restricted stock units, share grants and other share-based benefits under our Employee Stock Incentive Plan, to date only restricted stock units and stock options have been granted under the plan. Options have been granted at an option price per share equal to the market value of our common stock on the date of grant, vest over a four year period and expire seven years after the date of grant. Restricted stock units vest over a four year period and entitle the holders to one share of our common stock for each restricted stock unit. Reserved shares underlying outstanding awards, including options and restricted stock units, that are forfeited are available under the Employee Stock Incentive Plan for future grant.

Non-Employee Director Stock Plan

As of June 30, 2022, there were 28,000 shares of common stock reserved in the aggregate for issuance pursuant to future restricted share grants under our Non-Employee Director Stock Plan and 8,000 shares of common stock reserved in the aggregate for issuance pursuant to outstanding stock option awards under our Non-Employee Director Stock Plan (which previously authorized the granting of stock options to non-employee directors). Under the terms of the plan, each non-employee director receives annual restricted share grants of 2,000 shares of our common stock on the date of each annual meeting at which such director is elected to serve on the board. The annual restricted share grants of common stock vest in four equal quarterly installments during the year after the grant date, provided the non-employee director is still serving as a director on the applicable vesting date.

On the date of our 2022 annual meeting, we issued 8,000 shares of our common stock to our non-employee directors, which were restricted as specified in the Non-Employee Director Stock Plan. The shares granted at the 2022 annual meeting had an aggregate fair market value on the date of grant equal to $336,000 (grant date fair value of $42.03 per share). As of June 30, 2022, none of these shares were vested. The aggregate fair value of the 8,000 unvested shares based on the closing price of our common stock on June 30, 2022 was $280,000.

Stock Option Activity

The following is a summary of stock option activity in the six months ended June 30, 2022:

	Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2021	351,825	$18.11
Exercised	(14,375)	17.30
Outstanding, June 30, 2022	337,450	$18.14

Exercisable, June 30, 2022	242,651	$14.67

The intrinsic value of an option is the amount by which the market price of the underlying common stock exceeds the option's exercise price. For options outstanding at June 30, 2022, the weighted average remaining contractual term of all outstanding options was 2.93 years and their aggregate intrinsic value was $5.9 million. At June 30, 2022, the weighted average remaining contractual term of options that were exercisable was 2.07 years and their aggregate intrinsic value was $4.9 million. The aggregate intrinsic value of stock options exercised was $314,000 in the six months ended June 30, 2022 and $87,000 in the six months ended June 30, 2021. We received proceeds from stock option exercises of $239,000 in the six months ended June 30, 2022 and $67,000 in the six months ended June 30, 2021. No stock options vested in the six months ended June 30, 2022 or the six months ended June 30, 2021. No stock options were granted, forfeited or expired in the six months ended June 30, 2022.

Restricted Shares and Restricted Stock Units

There were 8,000 restricted shares granted under our Non-Employee Director Stock Plan in the six months ended June 30, 2022. Restricted stock units are granted under our Employee Stock Incentive Plan. The fair value of restricted shares and restricted stock units is equal to the fair market value of our common stock on the date of grant. The aggregate fair value of outstanding restricted shares and restricted stock units based on the closing share price of our common stock as of June 30, 2022 was $2.2 million. The aggregate fair value of restricted shares and restricted stock units that vested, based on the closing price of our common stock on the vesting date, was $159,000 in the six months ended June 30, 2022 and $115,000 in the six months ended June 30, 2021.

The following is a summary of activity in restricted shares and restricted stock units in the six months ended June 30, 2022:

Restricted shares and restricted stock units	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	57,901	$28.21
Granted - restricted shares	8,000	42.03
Vested	(4,000)	27.96
Non-vested at June 30, 2022	61,901	$30.02

No restricted stock units were granted or forfeited in the six months ended June 30, 2022. No restricted shares were forfeited in the six months ended June 30, 2022.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan available to eligible U.S. employees. Under the terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions, up to a maximum of $6,500 in each plan year, for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period (which begins on August 1st and ends on July 31st of each year). There were no shares purchased under this plan in the six months ended June 30, 2022. As of June 30, 2022, 129,411 shares remain available for future purchase under the Employee Stock Purchase Plan.

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

Pre-tax share-based compensation expense in the three months ended June 30, 2022 totaled $373,000, and included $126,000 for stock options, $34,000 for our Employee Stock Purchase Plan, $141,000 for restricted stock units and $72,000 for restricted shares. Pre-tax share-based compensation expense in the six months ended June 30, 2022 totaled $726,000, and included $249,000 for stock options, $68,000 for our Employee Stock Purchase Plan, $282,000 for restricted stock units and $127,000 for restricted shares.

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

At June 30, 2022, the total unrecognized compensation cost related to non-vested share-based compensation arrangements was $2.5 million and the related weighted average period over which such cost is expected to be recognized was 2.44 years.

8. CHANGES IN STOCKHOLDERS’ EQUITY:

A reconciliation of the changes in our stockholders' equity is as follows:

Three Months Ended June 30, 2022:

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance, March 31, 2022	7,403	$39,587	$(1,942)	$45,155	$82,800
Exercise of stock options, net of shares exchanged as payment	3	56	—	—	56
Share issuances for director compensation	8	—	—	—	—
Share-based compensation	—	373	—	—	373
Other comprehensive loss, net of tax	—	—	(563)	—	(563)
Net income	—	—	—	4,389	4,389
Balance, June 30, 2022	7,414	$40,016	$(2,505)	$49,544	$87,055

Six Months Ended June 30, 2022:

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance, December 31, 2021	7,392	$39,052	$(1,510)	$41,564	$79,106
Exercise of stock options, net of shares exchanged as payment	14	239	—	—	239
Tax payments for shares withheld related to stock option exercises	—	(1)	—	—	(1)
Share issuances for director compensation	8	—	—	—	—
Share-based compensation	—	726	—	—	726
Other comprehensive loss, net of tax	—	—	(995)	—	(995)
Net income	—	—	—	7,980	7,980
Balance, June 30, 2022	7,414	$40,016	$(2,505)	$49,544	$87,055

Three Months Ended June 30, 2021

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance, March 31, 2021	7,299	$38,208	$(1,306)	$30,254	$67,156
Exercise of stock options, net of shares exchanged as payment	1	10	—	—	10
Share issuances for director compensation	8	—	—	—	—
Share-based compensation	—	337	—	—	337
Other comprehensive loss, net of tax	—	—	(21)	—	(21)
Net income	—	—	—	3,109	3,109
Balance, June 30, 2021	7,308	$38,555	$(1,327)	$33,363	$70,591

Six Months Ended June 30, 2021

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
(In thousands)	Shares	Amount
Balance, December 31, 2020	7,295	$37,817	$(1,102)	$28,813	$65,528
Exercise of stock options, net of shares exchanged as payment	5	67	—	—	67
Share issuances for director compensation	8	—	—	—	—
Share-based compensation	—	671	—	—	671
Other comprehensive loss, net of tax	—	—	(225)	—	(225)
Net income	—	—	—	4,550	4,550
Balance, June 30, 2021	7,308	$38,555	$(1,327)	$33,363	$70,591

9. OTHER FINANCIAL STATEMENT DATA:

Inventories consisted of the following:

(In thousands)	June 30, 2022	December 31, 2021
Raw materials and purchased parts	$19,802	$18,013
Work in process	1,763	1,655
Finished goods	6,684	6,859
Demonstration inventories, net	1,396	1,075
Total inventories	$29,645	$27,602

Demonstration inventories are stated at cost less accumulated amortization, generally based on a 36 month useful life. Accumulated amortization for demonstration inventories totaled $2.8 million at June 30, 2022 and $2.8 million at December 31, 2021. Amortization expense related to demonstration inventories in the three and six months ended June 30, 2022 was $154,000 and $296,000, respectively. Amortization expense related to demonstration inventories in the three and six months ended June 30, 2021 was $168,000 and $322,000, respectively.

Accrued expenses consisted of the following:

(In thousands)	June 30, 2022	December 31, 2021
Wages and benefits	$2,457	$2,966
Warranty liability	1,043	949
Income taxes payable	71	341
Other	207	162
Total accrued expenses	$3,778	$4,418

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

A reconciliation of the changes in our estimated warranty liability is as follows:

	Six Months Ended June 30,
(In thousands)	2022	2021
Balance at beginning of period	$991	$839
Accrual for warranties	554	527
Warranty revision	34	3
Settlements made during the period	(481)	(392)
Balance at end of period	1,098	977
Current portion of estimated warranty liability	(1,043)	(920)
Long-term estimated warranty liability	$55	$57

Deferred warranty revenue:

The current portion of our deferred warranty revenue is included as a component of advance customer payments. The long-term portion of our deferred warranty revenue is included as a component of other liabilities. A reconciliation of the changes in our deferred warranty revenue is as follows:

	Six Months Ended June 30,
(In thousands)	2022	2021
Balance at beginning of period	$445	$344
Revenue deferrals	253	268
Amortization of deferred revenue	(244)	(221)
Total deferred warranty revenue	454	391
Current portion of deferred warranty revenue	(354)	(301)
Long-term deferred warranty revenue	$100	$90

10. INTANGIBLE ASSETS:

Intangible assets consist of the following:

	June 30, 2022			December 31, 2021
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$2,044	$(1,715)	$329	$1,972	$(1,614)	$358
Software	206	(206)	—	206	(206)	—
Marketing assets and customer relationships	86	(73)	13	86	(69)	17
Total intangible assets	$2,336	$(1,994)	$342	$2,264	$(1,889)	$375

Amortization expense in the three and six months ended June 30, 2022 and June 30, 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Patents	$51	$44	101	87
Software	—	—	—	6
Marketing assets and customer relationships	2	2	4	4
Total amortization expense	$53	$46	105	97

Estimated aggregate amortization expense based on current intangible assets for the next four years is expected to be as follows: $102,000 for the remainder of 2022; $165,000 in 2023; $69,000 in 2024; and $6,000 in 2025.

11. REVENUE CONCENTRATIONS, SIGNIFICANT CUSTOMERS AND GEOGRAPHIC AREAS:

The following summarizes our revenue by product line:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
High Precision 3D and 2D Sensors	$6,826	$7,131	$14,887	$13,488
Inspection and Metrology Systems	13,331	12,581	22,759	18,920
Semiconductor Sensors	7,412	5,492	14,169	10,528
Total	$27,569	$25,204	$51,815	$42,936

In the six months ended June 30, 2022, sales to significant customer A accounted for 18% of our total revenues. As of June 30, 2022, accounts receivable from significant customer A were $4.7 million and accounts receivable from significant customer B were $3.1 million.

Export revenues as a percentage of total revenues in the three and six months ended June 30, 2022 were 79% and 82%, respectively. Export revenues as a percentage of total revenues in the three and six months ended June 30, 2021 were 84% and 83%, respectively. Export revenues are attributed to the country where the product is shipped. Substantially all of our export revenues are negotiated, invoiced and paid in U.S. dollars. Export revenues by geographic area are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Americas	$1,506	$741	$2,213	$1,524
Europe	2,707	3,017	5,892	6,518
China	6,690	8,545	15,552	13,709
Taiwan	1,468	943	2,480	1,673
Other Asia	9,132	7,541	15,861	11,683
Other	275	428	301	577
Total export sales	$21,778	$21,215	$42,299	$35,684

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

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended June 30, 2022
Basic	$4,389	7,404	$0.59
Dilutive effect of common equivalent shares	—	199	(0.01)
Dilutive	$4,389	7,603	$0.58

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Three Months Ended June 30, 2021
Basic	$3,109	7,299	$0.43
Dilutive effect of common equivalent shares	—	218	(0.02)
Dilutive	$3,109	7,517	$0.41

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Six Months Ended June 30, 2022
Basic	$7,980	7,398	$1.08
Dilutive effect of common equivalent shares	—	194	(0.03)
Dilutive	$7,980	7,592	$1.05

(In thousands except per share amounts)	Net Income	Weighted Average Shares Outstanding	Per Share Amount
Six Months Ended June 30, 2021
Basic	$4,550	7,296	$0.62
Dilutive effect of common equivalent shares	—	194	(0.01)
Dilutive	$4,550	7,490	$0.61

Potentially dilutive shares consist of stock options, restricted stock units, restricted shares and purchases of shares under our Employee Stock Purchase Plan. Potentially dilutive shares excluded from the calculations of net income per diluted share due to their anti-dilutive effect were as follows: 24,000 shares in the three months ended June 30, 2022; 47,000 shares in the six months ended June 30, 2022; 47,000 shares in the three months ended June 30, 2021; 72,000 shares in the six months ended June 30, 2021.

13. OTHER COMPREHENSIVE LOSS:

Changes in components of other comprehensive loss and taxes related to items of other comprehensive loss are as follows:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount	Before Tax	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments	$(435)	$—	$(435)	$20	$—	$20
Unrealized losses on available-for-sale securities	(162)	(34)	(128)	(52)	(11)	(41)
Other comprehensive loss	$(597)	$(34)	$(563)	$(32)	$(11)	$(21)

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(In thousands)	Before Tax	Tax Effect	Net of Tax Amount	Before Tax	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments	$(506)	$—	$(506)	$(127)	$—	$(127)
Unrealized losses on available-for-sale securities	(619)	(130)	(489)	(124)	(26)	(98)
Other comprehensive loss	$(1,125)	$(130)	$(995)	$(251)	$(26)	$(225)

At June 30, 2022 and 2021, components of accumulated other comprehensive loss is as follows:

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balances at December 31, 2021	$(1,478)	$(32)	$(1,510)
Other comprehensive loss for the six months ended June 30, 2022	(506)	(489)	(995)
Balances at June 30, 2022	$(1,984)	$(521)	$(2,505)

(In thousands)	Foreign Currency Translation Adjustments	Available- for-Sale Securities	Accumulated Other Comprehensive Loss
Balances at December 31, 2020	$(1,285)	$183	$(1,102)
Other comprehensive loss for the six months ended June 30, 2021	(127)	(98)	(225)
Balances at June 30, 2021	$(1,412)	$85	$(1,327)

14. INCOME TAXES:

We recorded income tax expense of $632,000 in the three months ended June 30, 2022, compared to an income tax expense of $590,000 in the three months ended June 30, 2021. We recorded income tax expense of $1.1 million in the six months ended June 30, 2022, compared to income tax expense of $901,000 in the six months ended June 30, 2021. Income tax expense in the six months ended June 30, 2022 reflected an effective tax rate of 12%, compared to an effective tax rate of 17% in the six months ended June 30, 2021. The reduction in the effective income tax rate in the six months ended June 30, 2022, when compared to the six months ended June 30, 2021, was mainly due to enhanced benefits from Foreign Derived Intangible Income (FDII) and Global Intangible Low-Taxed Income (GILTI), resulting from a change in U.S. income tax law requiring capitalization and subsequent amortization of U.S. based R&D expenditures over five years and foreign based R&D expenditures over 15 years. This change increased the income which is eligible for the FDII and GILTI benefits. The change in the treatment of R&D expenditures for income tax purposes is expected to have a favorable impact on our effective tax rate in 2022, but will most likely increase the amount of cash we expend for income taxes in the short term, particularly in 2023 and later years. On a recurring basis, our effective income tax rate is favorably impacted by the U.S. federal R&D tax credit, foreign tax credit, FDII and GILTI.

We have deferred tax assets as a result of temporary differences between the taxable income on our tax returns and U.S. GAAP income, R&D tax credit carry forwards and state net operating loss carry forwards. A deferred tax asset generally represents future tax benefits to be received when temporary differences previously reported in our consolidated financial statements become deductible for income tax purposes, when net operating loss carry forwards could be applied against future taxable income, or when tax credit carry forwards are utilized on our tax returns. We assess the realizability of our deferred tax assets and the need for a valuation allowance based on the guidance provided in current financial accounting standards.

Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, our experience with credit and loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, we first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions in which we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. In addition, we considered both our near-term and long-term financial outlook. After considering all available evidence (both positive and negative), we concluded that recognition of valuation allowances for substantially all of our U.S. and Singapore based deferred tax assets was not required at June 30, 2022 or December 31, 2021.

The Inland Revenue Authority of Singapore is performing a routine compliance review of our 2018 income tax return. We presently anticipate that the outcome of this audit will not have a significant impact on our financial position or results of operations.

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

16. SUBSEQUENT EVENT:

On August 7, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Nordson Corporation (“Nordson”) and Meta Merger Company, a wholly owned subsidiary of Nordson (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into the Company (the ”Merger”). As a result of the Merger, Merger Sub will cease to exist and the Company will survive as a wholly owned subsidiary of Nordson. The Merger is presently expected to close not later than the fourth quarter of calendar year 2022, subject to customary closing conditions, including, without limitation, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and (ii) the requisite shareholder approval being received.

Pursuant to the Merger Agreement, upon the consummation of the Merger (the “Effective Time”), each share of the Company’s no par value common stock issued and outstanding immediately prior to the Effective Time, other than dissenting shares, will be converted into the right to receive $54.00 in cash.  The Merger Agreement contains customary representations and covenants that we must observe, including certain interim operating covenants that may restrict our operations during the pendency of the Merger, subject to certain exceptions. If the Merger is completed, certain change of control and severance provisions of our compensation arrangements will be triggered at the Effective Time. In addition, the Merger Agreement also contains certain termination rights that may require us to pay Nordson a $12.5 million termination fee. For additional details of the Merger and the terms thereof, refer to the Merger Agreement, a copy of which is included as Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2022.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS:

The following management’s discussion and analysis of the financial condition and results of operations of CyberOptics Corporation and its wholly-owned subsidiaries ("we", "us" and "our") contains a number of estimates and predictions that are forward looking statements rather than statements based on historical fact. Among other matters, we discuss (i) a possible world-wide recession or depression resulting from the economic consequences of the Covid-19 pandemic; (ii) the potential effect on our revenue and operating results of the Covid-19 crisis on our customers and suppliers, the markets for our products and the global supply chain; (iii) market conditions in the global SMT and semiconductor capital equipment industries; (iv) the timing of orders and shipments of our products, particularly our 3D MRS SQ3000™ and SQ3000™+  Multi-Function systems for automated optical inspection ("AOI") and MX systems for memory module inspection; (v) increasing price competition and price pressure on our product sales, particularly our inspection and metrology systems; (vi) the level of orders from our original equipment manufacturer ("OEM") customers; (vii) the availability of parts required to meet customer orders; (viii) the effect of world events on our sales, the majority of which are from foreign customers; (ix) rapid changes in technology in the electronics and semiconductor markets; (x) product introductions and pricing by our competitors; (xi) the success of our 3D technology initiatives; (xii) the market acceptance of  our 3D MRS SQ3000™ and SQ3000+  Multi-Function systems and products for semiconductor inspection and metrology; (xiii) the impact of lower margin MX3000™ memory module inspection systems on our consolidated gross margin in any future period; (xiv) risks related to cancellation or renegotiation of orders we have received; (xv) the level of anticipated revenues, gross margins, and expenses; (xvi) the timing of initial revenue and projected improvements in gross margins from sales of new products that have been recently introduced, that we have under development or that we anticipate introducing in the future  (xvii) risks related to inflation and its impact on our costs and future profitability; (xviii) our assessment of trends in the surface mount technology ("SMT") and semiconductor capital equipment markets; (ixx) the ability to obtain shareholder and regulatory approvals, or the possibility that they may delay our proposed sale to Nordson (the Merger) or that such regulatory approval may result in the imposition of conditions that cause the parties to abandon the Merger; (xx) the risk that a condition to closing of the Merger may not be satisfied (xxi) potential litigation relating to the proposed Merger that could be instituted against us or our directors; (xxii) possible disruptions from the proposed Merger that could harm our business; (xxiii) our ability to retain, attract and hire key personnel; (xxiv) potential adverse reactions or changes to relationships with customers, employees or suppliers resulting from the announcement or completion of the Merger; (xxiv) potential business uncertainty, including changes to existing business relationships during the pendency of the Merger that could effect our financial performance; and (xxv) certain restrictions during the pendency of the Merger that may impact our ability to pursue certain business opportunities or strategic transactions.

Although we have made these statements based on our experience and expectations regarding future events, there may be events or factors that we have not anticipated.  Therefore, the accuracy of our forward-looking statements and estimates are subject to a number of risks, including those risks identified in our Annual Report on Form 10-K for the year ended December 31, 2021 and in Item 1A to this Form 10-Q.

MERGER WITH NORDSON CORPORATION

On August 7, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Nordson Corporation (“Nordson”) and Meta Merger Company, a wholly owned subsidiary of Nordson (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into the Company (the ”Merger”). As a result of the Merger, Merger Sub will cease to exist and the Company will survive as a wholly owned subsidiary of Nordson. The Merger is presently expected to close not later than the fourth quarter of calendar year 2022, subject to customary closing conditions, including, without limitation, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and (ii) the requisite shareholder approval being received.

Pursuant to the Merger Agreement, upon the consummation of the Merger (the “Effective Time”), each share of the Company’s no par value common stock issued and outstanding immediately prior to the Effective Time, other than dissenting shares, will be converted into the right to receive $54.00 in cash.  The Merger Agreement contains customary representations and covenants that we must observe, including certain interim operating covenants that may restrict our operations during the pendency of the Merger, subject to certain exceptions. If the Merger is completed, certain change of control and severance provisions of our compensation arrangements will be triggered at the Effective Time. In addition, the Merger Agreement also contains certain termination rights that may require us to pay Nordson a $12.5 million termination fee. For additional details of the Merger and the terms thereof, refer to the Merger Agreement, a copy of which is included as Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2022.

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

We believe that conditions in the SMT and semiconductor capital equipment markets have been favorable, and we believe market conditions will remain solid for the remainder of 2022. Over the longer-term (i.e. the next several years), we expect a growing number of opportunities in the markets for SMT and semiconductor inspection and metrology. We believe that our 3D MRS sensor and system products and our WaferSense family of products have the potential to expand our presence in the markets for SMT and semiconductor capital equipment.

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

Revenue from our MRS-based products, including 3D AOI systems and high precision 3D MRS sensors, increased by $5.5 million or 26% to $26.8 million in the six months ended June 30, 2022, from $21.3 million in the six months ended June 30, 2021. Over the long term, we anticipate continued increases in sales of products based on our MRS technology in the SMT and semiconductor capital equipment markets. In particular, we believe inspection and metrology for mini LED, memory modules and semiconductor wafer and advanced packaging applications represent significant long-term growth opportunities. We anticipate increasing sales of MRS-based products by selling them to new OEM customers and system integrators, and by expanding direct sales of inspection and metrology system products to end-user customers.

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

Our order backlog was $55.5 million at June 30, 2022, compared to $47.3 million at December 31, 2021 and $45.3 million at June 30, 2021. We believe that conditions in the SMT and semiconductor capital equipment markets have been favorable, and we believe market conditions will remain solid for the remainder of 2022. However, an increase in the severity of the current Covid-19 pandemic, an escalation in the Ukraine conflict or an economic recession or depression, could cause a slow-down in demand for SMT and semiconductor capital equipment. Over the long term, we believe anticipated sales growth of our products based on 3D MRS technology and WaferSense sensors should increase revenues and net income. We believe that we have the resources required to attain our growth objectives, given our available cash and marketable securities balances totaling $36.8 million at June 30, 2022.

Impact from Covid-19

Effect of Covid-19 Outbreak on Business Operations

The Covid-19 outbreak has not had a significant impact on our business to date. Our revenues increased by 21% to $51.8 million in the first six months of 2022, from $42.9 million in the six months of 2021. The potential impact of Covid-19 on our business, results of operations, liquidity and prospects in the future is not fully known at this time. The following factors related to the Covid-19 outbreak may affect our business in the future:

•

Sales of some products, mainly our SQ3000 Multi-Function systems and MX memory module inspection products, require customer acceptance due to performance or other criteria that is considered more than a formality. Global travel restrictions and quarantine measures could hinder our ability to obtain customer acceptances in a timely manner in the future, and therefore impact the timing of revenue recognition. In addition, government mandated shelter-in-place orders or quarantine measures could cause delays in our ability to deliver our products to customers, or cause customers to delay purchases of our products, negatively impacting our revenue and profitability.

•

Certain operating expenses were reduced in 2021 due to the Covid-19 pandemic. Travel, trade show expenses and other costs were reduced due to changes in employee travel patterns and trade show cancellations. Travel, trade show expenses and other costs have started to increase in those parts of the world where the Covid-19 pandemic is easing.

•

The Covid-19 pandemic has caused disruptions in the global supply chain, including shortages of raw materials, parts and labor, and shipping and logistics issues, including delays in ocean freight and port congestion.  Increases in the cost of components, labor and freight could negatively impact our profitability in the future if we are unable to recover these costs by charging more for the products we sell. The inability to obtain adequate supply of components or labor could result in the inability to meet customer demands and delivery of one or more of our products for a period of several months or longer, negatively impacting our revenue and profitability. Supply chain disruptions are expected to continue for the foreseeable future and may increase if the pandemic worsens or continues for an extended period of time.

Although we cannot estimate the continuing impact of the Covid-19 outbreak at this time, it may have an adverse effect on our results of future operations, financial position and liquidity. We believe that we have the resources required to meet any unforeseen difficulties resulting from the Covid-19 pandemic. We will continue to closely monitor the Covid-19 pandemic and its impact on our business in the coming months.

Revenues

Our revenues increased by 9% to $27.6 million in the three months ended June 30, 2022, from $25.2 million in the three months ended June 30, 2021. Our revenues increased by 21% to $51.8 million in the six months ended June 30, 2022, from $42.9 million in the six months ended June 30, 2021. The following table sets forth revenues by product line for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2022	2021	% Change	2022	2021	% Change
High Precision 3D and 2D Sensors	$6,826	$7,131	(4)%	$14,887	$13,488	10%
Inspection and Metrology Systems	13,331	12,581	6%	22,759	18,920	20%
Semiconductor Sensors	7,412	5,492	35%	14,169	10,528	35%
Total	$27,569	$25,204	9%	$51,815	$42,936	21%

Revenues from sales of high precision 3D and 2D sensors decreased by $305,000 or 4% to $6.8 million in the three months ended June 30, 2022, and increased by $1.4 million or 10% to $14.9 million in the six months ended June 30, 2022 The decrease in the three months ended June 30, 2022 reflects normal fluctuations in demand from OEM customers for legacy 2D sensors. The increase in the six months ended June 30, 2022 was due to higher sales of both 3D MRS sensors and legacy 2D sensors resulting from favorable conditions in the global semiconductor and SMT capital equipment markets. Sales of high precision 3D MRS sensors increased by $459,000 or 11% to $4.8 million in the three months ended June 30, 2022, and increased by $1.1 million or 13% to $9.7 million in the six months ended June 30, 2022.

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

Revenues from sales of inspection and metrology systems increased by $750,000 or 6% to $13.3 million in the three months ended June 30, 2022, and increased by $3.8 million or 20% to $22.8 million in the six months ended June 30, 2022. The increases were due to record sales of SQ3000™ Multi-Function systems resulting from favorable conditions in the global semiconductor and SMT capital equipment markets, the competitive advantages offered by our 3D MRS sensor technology and companies transitioning away from 2D to 3D AOI systems to meet the increasingly demanding product inspection and metrology requirements in the SMT and semiconductor markets. Sales of SQ3000™ Multi-Function systems increased by $2.0 million or 33% to $8.3 million in the three months ended June 30, 2022, and increased by $3.9 million or 38% to $14.2 million in the six months ended June 30, 2022. Sales of memory module inspection systems decreased by $663,000 or 28% to $1.7 million in the three months ended June 30, 2022, and increased by $364,000 or 15% to $2.8 million in the six months ended June 30, 2022.  Sales of memory module inspection systems are prone to significant fluctuations on a quarterly basis.

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

We believe memory manufacturers have determined that post singulation automated optical inspection of memory modules is an important step in their manufacturing process to improve yields and product quality. Two of the world’s three largest memory manufacturers and their subcontractors have now purchased the MX3000 system. At June 30, 2022, our backlog of orders for memory module inspection systems totaled $9.3 million, and we expect to recognize these orders as revenue over the balance of 2022. Additional orders for memory module inspection are expected in future periods, and we believe the potential market opportunity for our MX3000 system and 3D MRS sensors for memory module inspection is significant.

Revenues from sales of semiconductor sensors, principally our WaferSense line of products, increased by $1.9 million or 35% to $7.4 million in the three months ended June 30, 2022, and increased by $3.6 million or 35% to $14.2 million in the six months ended June 30, 2022. The revenue increase was due to construction of new semiconductor fabs, favorable market conditions for semiconductor capital equipment spending, and growing acceptance of our WaferSense products as important productivity enhancement tools by semiconductor manufacturers and capital equipment suppliers. Over the long term, we anticipate that the benefits from growing market awareness of our WaferSense products, improved account penetration at major semiconductor manufacturers and capital equipment suppliers and new product introductions will lead to additional WaferSense product sales.

Export revenues totaled $21.8 million or 79% of our revenues in the three months ended June 30, 2022, compared to $21.2 million or 84% of our revenues in the three months ended June 30, 2021. Export revenues totaled $42.3 million or 82% of our revenues in the six months ended June 30, 2022, compared to $35.7 million or 83% of our revenues in the six months ended June 30, 2021. Export revenues as a percentage of total revenues decreased in the three and six months ended June 30, 2022 due to higher sales of SQ3000™ Multi-Function systems in the United States.

Cost of Revenues and Gross Margin

Cost of revenues increased only slightly in the three months ended June 30, 2022, and increased by $3.4 million or 14% to $26.8 million in the six months ended June 30, 2022. The increase in cost of revenues in the six months ended June 30, 2022 was mainly due to higher revenues, which increased on a year-over-year basis by 21%. Total gross margin as a percentage of revenues was 49% in the three months ended June 30, 2022, compared to 44% in the three months ended June 30, 2021. Total gross margin as a percentage of revenues was 48% in the six months ended June 30, 2022, compared to 45% in the six months ended June 30, 2021. Higher margin WaferSense sensors represented a larger percentage of our total revenues in the three and six months ended June 30, 2022 when compared to the three and six months ended June 30, 2021.

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

Operating Expenses

R&D expenses were $3.1 million or 11% of revenues in the three months ended June 30, 2022, compared to $2.8 million or 11% of revenues in the three months ended June 30, 2021. R&D expenses were $6.0 million or 12% of revenues in the six months ended June 30, 2022, compared to $5.5 million or 13% of revenues in the six months ended June 30, 2021. The increase in R&D expenses in the three and six months ended June 30, 2022 was mainly due to higher compensation costs for new and existing R&D employees, and consulting services for ongoing R&D projects. Current R&D expenditures are primarily focused on development of a new 2D sensor, 3D MRS sensors and systems and WaferSense sensors, including enhancements to existing products and development of next generation products.

Selling, general and administrative ("S,G&A") expenses were $5.4 million or 19% of revenues in the three months ended June 30, 2022, compared to $4.7 million or 19% of revenues in the three months ended June 30, 2021. Selling, general and administrative expenses were $10.1 million or 19% of revenues in the six months ended June 30, 2022, compared to $8.6 million or 20% of revenues in the six months ended June 30, 2021. The increase in S,G&A expenses in the three and six months ended June 30, 2022 was mainly due to higher compensation costs for new and existing S,G&A employees, higher third party channel commissions resulting from the 21% year-over-year increase in our revenues, and higher spending for trade shows.

Interest Income and Other

Interest income and other includes interest earned on investments and gains and losses associated with foreign currency transactions, primarily intercompany financing transactions associated with our international subsidiaries. We recognized gains from foreign currency transactions of $59,000 in the three months ended June 30, 2022, compared to losses from foreign currency transactions of $1,000 in the three months ended June 30, 2021. We recognized gains from foreign currency transactions of $113,000 in the six months ended June 30, 2022, compared to losses from foreign currency transactions of $53,000 in the six months ended June 30, 2021.

Income Taxes

We recorded income tax expense of $632,000 in the three months ended June 30, 2022, compared to income tax expense of $590,000 in the three months ended June 30, 2021. We recorded income tax expense of $1.1 million in the six months ended June 30, 2022, compared to income tax expense of $901,000 in the six months ended June 30, 2021. Income tax expense in the six months ended June 30, 2022 reflected an effective tax rate of 12%, compared to an effective tax rate of 17% in the six months ended June 30, 2021. The reduction in the effective income tax rate in both the three and six months ended June 30, 2022, when compared to the three and six months ended June 30, 2021, was mainly due to enhanced benefits from Foreign Derived Intangible Income (FDII) and Global Intangible Low-Taxed Income (GILTI), resulting from a change in U.S. income tax law requiring capitalization and subsequent amortization of U.S. based R&D expenditures over five years and foreign based R&D expenditures over 15 years. This change increased the income which is eligible for the FDII and GILTI benefits. The change in the treatment of R&D expenditures for income tax purposes is expected to have a favorable impact on our effective tax rate in 2022, but will most likely increase the amount of cash we expend for income taxes in the short term, particularly in 2023 and later years. On a recurring basis, our effective income tax rate is favorably impacted by the U.S. federal R&D tax credit, foreign tax credit, FDII and GILTI.

Liquidity and Capital Resources

Our cash and cash equivalents decreased by $4.8 million in the six months ended June 30, 2022. Cash used in operating activities totaled $110,000. Investing activities had purchases of marketable securities totaling $9.1 million and purchases of fixed assets and capitalized patent costs totaling $980,000, which were partially offset by proceeds of $5.1 million from maturities of marketable securities. Financing activities had proceeds of $238,000 from stock option exercises. Our cash and cash equivalents fluctuate in part because of sales and maturities of marketable securities and investment of cash balances in marketable securities, and from other sources of cash. Accordingly, we believe the combined balances of cash and marketable securities provide a more reliable indication of our available liquidity than cash balances alone. Combined balances of cash and marketable securities decreased by approximately $1.5 million to $36.8 million as of June 30, 2022, from $38.3 million as of December 31, 2021.

Operating activities used $110,000 of cash in the six months ended June 30, 2022. The amount of cash provided by operations was favorably impacted by our net income of $8.0 million. Net income was affected favorably by non-cash items totaling $2.4 million for depreciation and amortization, non-cash operating lease expense, provision for doubtful accounts, deferred taxes, non-cash gains from foreign currency transactions, share-based compensation costs and an unrealized loss on our available-for-sale equity security. Changes in operating assets and liabilities providing cash included an increase in accounts payable of $2.7 million and an increase in advance customer payments of $79,000. Changes in operating assets and liabilities using cash included an increase in accounts receivable of $8.4 million, an increase in inventories of $2.7 million, an increase in prepaid expenses and other assets of $1.2 million, a decrease in accrued expenses of $597,000 and a decrease in operating lease liabilities of $429,000. Increases in accounts payable and inventories at June 30, 2022 were due to planned purchases of raw materials to meet anticipated customer demand and new product introductions. Advance customer payments were up due to an increase in deposits for equipment prior to transfer of control. The increase in accounts receivable was mainly due to higher sales in the second quarter of 2022 when compared to the fourth quarter of 2021. The increase in prepaid expenses and other assets was due to higher balances of refundable goods and services tax and deposits paid for inventory. The decrease in accrued expenses was mainly due to payment of 2021 bonus accruals in the first quarter of 2022. The decrease in operating lease liabilities was due to monthly rental payments for facility leases.

Investing activities used $5.0 million of cash in the six months ended June 30, 2022. Changes in the level of investment in marketable securities, resulting from purchases and maturities of those securities, used $4.0 million of cash in the six months ended June 30, 2022. We used $980,000 of cash in the six months ended June 30, 2022 for the purchase of fixed assets and capitalized patent costs.

Financing activities provided $238,000 of cash in the six months ended June 30, 2022 from the exercise of employee stock options.

At June 30, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. These entities are established by some companies for the purpose of establishing off-balance sheet arrangements or for other contractually narrow or limited purposes.

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

PART II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. The risks identified in these risk factors could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial could have a material adverse effect on our business, financial condition and/or operating results. Other than as noted below, there were no material changes to the risk factors disclosed in “Part I, Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2021.

RISKS RELATED TO MERGER

Our proposed Merger may not be completed on a timely basis, or at all, and the failure to complete or delays in completing the Merger could adversely affect our business, financial results or stock price.

On August 8, 2022, we announced that we entered into the Merger Agreement with Nordson and Merger Sub, which provided that Nordson will acquire all of our outstanding shares of no par value stock at a price of $54.00 per share in cash. Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company with the Company surviving the Merger as a wholly-owned subsidiary of Nordson. The Merger is subject to a number of customary conditions set forth in the Merger Agreement, including the approval of our shareholders and receipt of regulatory approval, which are not within our control.  We can provide no assurance as to when, or if, the conditions to the closing of the Merger will be satisfied or waived, that other events will not intervene to delay or result in the termination of the Merger, or that the Merger will be consummated or consummated in the timeframe or manner currently anticipated.

The Merger, including any delay in closing or failure to close, could have a negative impact on our business and financial results as well as our relationships with our customers, suppliers or employees, and could have a negative impact on our ability to pursue alternative strategic transactions and/or our ability to implement our business plans.

Any delay in closing or failure to close the Merger could have a negative impact on our stock price.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

We withhold common shares to cover employee tax withholding obligations from the exercise of stock options. In the six months ended June 30, 2022, we withheld 29 shares to satisfy employee tax withholding requirements of $1,100.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

2.1:	Agreement and Plan of Merger, dated August 7, 2022, among CyberOptics Corporation, Nordson Corporation and Meta Merger Company (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K dated August 8, 2022)
*4.2:	CyberOptics Corporation Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K dated May 10, 2018).
*10.1	Third Amendment to Severance Pay Agreement with Jeffrey A. Bertelsen (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K dated August 8, 2022)
31.1:	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes Oxley Act of 2002
31.2:	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes Oxley Act of 2002
32:	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
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

Dated: August 11, 2022

